Form 10-K405
period 1999-12-31
AKAMAI TECHNOLOGIES INC
filed 2000-03-03
CIK 1086222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27275

                           AKAMAI TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           04-3432319
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)
       500 TECHNOLOGY SQUARE, CAMBRIDGE, MA                               02139
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 250-3000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.01
                                   PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $8,674,603,999 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on January 31, 2000.

     The number of shares outstanding of the registrant's Common Stock as of January 31, 2000: 93,063,502 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AKAMAI TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

            PART I
                 Item 1.   Business.....................................    1
                 Item 2.   Properties...................................   19
                 Item 3.   Legal Proceedings............................   19
                 Item 4.   Submission of Matters to a Vote of Security
                           Holders......................................   19

            PART II
                 Item 5.   Market for Registrant's Common Equity and
                           Related Stockholder Matters..................   20
                 Item 6.   Selected Financial Data......................   22
                 Item 7.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations...................................   23
                 Item 7A. Quantitative and Qualitative Disclosures About
                          Market Risk...................................   26
                 Item 8.   Financial Statements and Supplementary
                  Data..................................................   27
                 Item 9.   Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.......   47

            PART III
                 Item 10.  Directors and Executive Officers of the
                           Registrant...................................   47
                 Item 11.  Executive Compensation.......................   49
                 Item 12.  Security Ownership of Certain Beneficial
                           Owners and Management........................   51
                 Item 13.  Certain Relationships and Related
                           Transactions.................................   53

            PART IV
                 Item 14.  Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K..........................   55

            SIGNATURES..................................................   57

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Akamai provides a global delivery service for Internet content, streaming media and applications that improves Web site speed, quality, reliability and scalability and protects against Web site crashes due to demand overloads. Akamai markets its services to large businesses and other businesses with an Internet focus. Akamai's services deliver Akamai's customers' Web content and applications through a worldwide server network by locating the content and applications geographically closer to users. Using software that is based on Akamai's proprietary mathematical formulas, or algorithms, Akamai monitors Internet traffic patterns and delivers its customers' content and applications by the most efficient route available. Akamai's services are easy to implement and do not require its customers or their Web site visitors to make any hardware or software modifications. Using Akamai's services, its customers have been able to more than double the speed at which they deliver content to their users and, in some instances, have been able to improve speeds by ten times or more.

     In February 2000, Akamai acquired Network24 Communications, Inc., a provider of Internet broadcasting applications services, for approximately 599,152 shares of Akamai common stock and $12.5 million of cash.

     On February 6, 2000, Akamai entered into an agreement and plan of merger with INTERVU Inc., a provider of services and automated tools for the streaming of live and on-demand video and audio content over the Internet. Under the agreement, each share of common stock and preferred stock of INTERVU will be exchanged for shares of Akamai common stock in the merger, and INTERVU will become a wholly-owned subsidiary of Akamai. Based on the number of shares of INTERVU stock outstanding on February 6, 2000, Akamai is expected to issue approximately 9.97 million shares of Akamai common stock in the merger. The merger is subject to approval of the stockholders of INTERVU, certain regulatory approvals and other customary closing conditions and is expected to close in the second quarter of 2000.

     Akamai's technology originated from research that its founders began developing at the Massachusetts Institute of Technology in 1995. In April 1999, Akamai introduced commercially its FreeFlow service for delivery of Internet content. As of February 1, 2000, Akamai has deployed more than 2000 servers in over 40 countries across more than 100 different telecommunications networks.

THE AKAMAI SOLUTION

     To use Akamai's services, customers identify and tag portions of their Web site content and applications that require significant amounts of bandwidth, such as advertising banners, icons, graphics, video and audio streaming, interactive presentations and software downloads. These tagged items are delivered over Akamai's server network. When users request these types of content and applications, Akamai's technology routes the request to the server that is best able to deliver the content most quickly based on the geographic proximity, performance and congestion of all available servers on its network. Akamai's network has the following capabilities:

     - Real-time Internet monitoring, which enables Akamai's servers to monitor in real-time the performance of its network and communicate the information to other servers in its network;

     - Dynamic server load management, which enables each server to react to Internet and server congestion, overloads and outages and respond by rerouting traffic around problems; and

     - Internet user connection management, which enables each server to map the geographic location of users so that content is delivered to each user from Akamai's most efficient server.

These capabilities enable Akamai's global network to provide delivery of Web content through the optimal route without relying on any central point of control.

AKAMAI SERVICES

  FreeFlow

     When implementing Akamai's FreeFlow service, its customers select bandwidth intensive portions of their Web sites, such as complex graphics, advertisements, logos, software downloads and pictures, which are delivered to users over Akamai's network. FreeFlow service customers pay only for the Internet content delivered through Akamai's service. Monthly usage charges are based on megabits per second of content delivered. Customers commit to pay for a minimum usage level over a fixed contract term, and pay additional fees when usage exceeds this commitment. Monthly prices currently begin at $1,995 per megabit per second, with discounts available for volume usage.

  FreeFlow Streaming

     Akamai's FreeFlow Streaming service provides for the delivery of streaming audio and video content to Internet users over the Internet. Streaming media is Internet content in the form of audio and/or video that a user can access and play while downloading it from a content provider.

     Streaming content can be delivered in three forms:

     - on-demand -- which means that the user can view and/or listen to the file at any time, similar to a videotape in a VCR, or

     - events -- which means that the user can only view and/or listen to the file at a set time, similar to television; or

     - Webcast -- which means that the user views and/or listens to a continuous live broadcast program, similar to a daily line-up of programs on a television network or ongoing radio broadcast, as it occurs.

     FreeFlow Streaming supports all three forms of streaming content. Akamai's FreeFlow Streaming service is designed to allow the user to enjoy enhanced video/audio quality, scalability and reliability. The primary pricing model for Akamai's FreeFlow Streaming service is based on megabytes of content delivered. Customers commit to pay for a minimum usage level over a fixed contract term, and pay additional fees when usage exceeds the commitment. The pricing is scaled, so that a customer who commits to a higher level of monthly usage will pay lower amount of money per megabyte delivered.

     As a result of its February 2000 acquisition of Network24, Akamai also offers a set of applications for developing and delivering interactive media broadcasts, including audio and video streaming. This set of applications enables Web site owners to create customized programs of audio and video content, synchronized PowerPoint(TM) presentations, audience polling, and eCommerce capabilities in a format designed to engage users in an interactive way. This set of applications can be used for product rollout presentations, seminars, corporate earnings calls, distance learning, interactive entertainment and other applications.

  EdgeAdvantage

     EdgeAdvantage is an integrated platform of Akamai's core technologies and network infrastructure service used to offer Akamai's FreeFlow and FreeFlow Streaming services, sometimes combined with third party tools and applications. Akamai and its partners intend to use this platform to introduce a range of value added services and applications to be used by Akamai's customers.

     Akamai believes that EdgeAdvantage will benefit its customers in two ways. First, the EdgeAdvantage platform streamlines the deployment of applications to be delivered through the Akamai network. Second, the speed and reliability of applications delivered through the Akamai network will be improved. Examples of Internet-based applications include personalization of content, dynamic ad insertion, support for bandwidth-agile content, content transformation and other common Web applications.

TECHNOLOGY

     Akamai's services incorporate the following technologies:

          URLs. Akamai's technology changes the way in which content on a Web page is delivered to an Internet user without interrupting the normal data flow. Normally, when a user clicks on any Web page, the Web site returns a Hypertext Markup Language, or HTML, text file containing text and formatting instructions which the browser uses to display the page. This text file also contains the Universal Resource Locators, or URLs, of non-text objects on the page, such as photographs, banner advertisements, graphics and software downloads.

          Akamai's customers identify which of their Web objects are to be delivered over Akamai's network. The customer then runs a software utility provided by Akamai, called Launcher, which searches for the URLs of the selected objects and tags them with a special code. This modification transforms each URL for content to be delivered over Akamai's network into an "ARL," or Akamai Resource Locator. The result is that when a user's browser downloads an HTML file containing ARLs of Web objects for that page, the browser is automatically pointed to Akamai's network to retrieve those objects. Akamai's process does not require any modification to the browser or other personal computer configuration changes. While Akamai can serve the HTML as well as the objects embedded in it, Akamai's customers typically choose to serve the HTML themselves to maintain direct contact with the user. Thus, even while users are receiving content from Akamai's servers, Akamai's customers can continue to count Web site visitors, track user demographics and dynamically assemble Web page content, including the insertion of targeted advertising and other personalized content.

          Domain Name Servers. The Internet relies on a distributed hierarchical database, called the Domain Name System, or DNS, to translate Web site names into numerical Internet Protocol, or IP, addresses. Akamai employs tiers of DNS, or name, servers that interact seamlessly with the Internet's standard DNS servers and intelligently direct a user's request for Web site content or applications toward the most efficient Akamai server to deliver the requested content or applications. When an Internet user requests a page containing content to be delivered over Akamai's network, the user's browser asks a Domain Name Server to find an IP address for the Akamai network. The DNS automatically directs the query to one of Akamai's top-level DNS servers rather than to the central Web site. The Akamai top-level DNS servers use proprietary mapping software to determine the approximate location of the user in the Internet. The top-level DNS server then refers the user's request to an Akamai low-level DNS server that is responsible for traffic near the user. The low-level DNS server then answers with the IP addresses of a group, or "region," of Akamai servers that can deliver the desired content to the user most quickly and reliably based on the geographic proximity, load and availability of all servers on the network. The low-level DNS servers use up-to-the-second information about Internet and server conditions to make the best routing decision for each user.

          Server Load Management. Akamai's servers first determine the optimal region for serving content to a user at a given moment. Instead, Akamai uses proprietary algorithms to then balance the loads of all servers within each region and ensure that objects reside in the minimum number of servers required to deliver optimal performance.

          Real-Time Monitoring. Akamai performs real-time monitoring of its own servers and of the Internet to make certain that content is delivered to users with the best performance and reliability. A key design principle of Akamai's system is the use of distributed control. Therefore, if any computer, data center or portion of the Internet fails, the Akamai services will continue operating.

     Akamai constantly monitors the performance of connections between various locations around the Internet and Akamai's regions. Akamai uses numerous types of network information to determine the performance of these connections. The result is a "map" of the optimal Akamai region for each location at that point in time. Akamai rebuilds this map periodically to reflect changing conditions.

     Real-time monitoring also ensures reliability. A region is suspended if the data center in which Akamai's servers are located fails or is performing poorly. However, even when this disruption occurs, the FreeFlow service continues to function. To ensure fault tolerance, Akamai deploys back-up low-level DNS servers in each region that physically reside in separate data centers. These back-up DNS servers automatically direct users to servers in alternate regions unaffected by the remote outage.

     To ensure reliability against the failure of an individual server, each server is assigned a "buddy" server within a region. Buddy servers query one another every second to sense all failures. If a server's buddy does not respond to a query, that server takes over its buddy's IP address and serves all content requested of the buddy.

CUSTOMERS

     Akamai began introduction of its services commercially in April 1999. Akamai's customer base spans a broad spectrum of Internet categories. As of February 1, 2000, Akamai had over 227 customers. Sales to Apple Computer and Yahoo! represented 22% and 13%, respectively, of Akamai's total revenue for the year ended December 31, 1999.

STRATEGIC ALLIANCES

     Akamai has strategic alliances with Apple Computer, Cisco Systems and Microsoft Corporation and intends to enter into additional strategic alliances with leading technology companies to accelerate market acceptance of its services and to expand and enhance its global network. Akamai believes strategic alliances can accelerate market acceptance of its technology and services, increase its brand recognition and improve access to its target customer base.

  Apple Computer

     Akamai entered into a strategic alliance with Apple Computer effective as of April 1, 1999 to improve the delivery of streaming media over the Internet. Under the agreement, Akamai integrated its global Internet content delivery service and Apple's QuickTime TV network, QuickTime 4 Player and QuickTime Streaming Server. The combined technologies are designed to give Apple Macintosh and Microsoft Windows users worldwide access to fast, reliable, high-resolution streaming services through e-commerce, media and other Web sites.

     Under the terms of the strategic alliance, Apple has purchased Akamai's FreeFlow and FreeFlow Streaming services and Akamai has agreed to be the exclusive network provider to Apple for QuickTime TV, a service provided by Apple for transmitting over the Internet live streams of Web content and video-on-demand in QuickTime format. Akamai has also agreed to cause its network to meet minimum capacity levels to support streaming media. Apple has designated Akamai as the preferred network provider to Apple customers developing streaming QuickTime content. To date, over two million streams of QuickTime content have been delivered over Akamai's network.

     The term of Akamai's strategic alliance agreement with Apple extends through April 30, 2001. Akamai has agreed on the fees to be paid by Apple for Akamai's services through the first 18 months of the agreement. Thereafter, Akamai will negotiate with Apple the fees for Akamai's services for the remainder of the term of the agreement. Apple has agreed to pay to Akamai minimum aggregate fees of $12.54 million under the agreement. The minimum fees are based in part on Apple continuing to provide QuickTime TV. If Apple ceases to provide QuickTime TV for any reason, the minimum fees to be paid by Apple under the agreement may, at Apple's option, be reduced by up to 50% of the amount of Akamai's services purchased by Apple for QuickTime TV in the immediately preceding 12-month period. Minimum fees owed by Apple will also be reduced by fees paid by third parties directly to Akamai for distribution of QuickTime TV.

     Sales to Apple Computer were approximately $882,981, or 22.2% of revenue, for the year ended December 31, 1999. Akamai expects that sales to Apple Computer as a percentage of total sales will decrease, but that during calendar year 2000, sales to Apple will continue to represent a significant portion of its revenue.

  Cisco Systems

     In August 1999, Akamai entered into a strategic alliance with Cisco Systems to enhance and jointly develop new content routing, switching and caching technologies to improve the performance of Internet content delivery. Under the strategic alliance, Cisco and Akamai are engaged in ongoing discussions to jointly develop protocols and algorithms designed to enhance content-based routing and switching technologies within Cisco's infrastructure to optimize Akamai's Internet content delivery service. In addition, Cisco has agreed to integrate Akamai's Internet content delivery technology into its networking technology. Akamai has also agreed to explore new technologies to enable next-generation switching designed to dynamically adapt to changing network conditions. Under the agreement, each of Akamai and Cisco has also agreed to joint marketing arrangements, including the promotion to its customers of the use of the other's products and services, whenever commercially reasonable.

  Microsoft Corporation

     In September 1999, Akamai entered into a strategic alliance with Microsoft Corporation to integrate Microsoft technologies into the Akamai network. As part of the agreement, Akamai has integrated Microsoft Windows Media(TM) technologies with Akamai's global Internet content delivery service, and Akamai is creating a version of its software to support its FreeFlow service that works on Microsoft Windows Server. In addition, Microsoft's Streaming Media Division has agreed to become one of Akamai's Internet content delivery service customers.

     Under the terms of Akamai's agreement with Microsoft, Akamai has agreed to modify its server software to operate on the Microsoft Windows Server operating systems platform and to support Microsoft's streaming media format. In addition, Akamai will explore with Microsoft other possible integration and support opportunities.

     Microsoft has agreed to pre-pay Akamai fees totaling $1,000,000 for services that Akamai will provide.

SALES, SERVICE AND MARKETING

     Akamai currently sells its service primarily through a direct sales force. Akamai's plan is to continue to pursue heavily trafficked Web sites through its direct sales force and to penetrate other markets through its reseller program and other indirect distribution channels. As of February 11, 2000, Akamai had 136 employees in its sales and distribution organization, of whom 44 are in direct sales. Currently Akamai's sales force is actively targeting both domestic and international companies, focusing on Web sites that have the greatest number of visitors, Fortune 100 companies and other companies with large operations worldwide.

     In January 2000, Akamai established its new European headquarters based in Munich, Germany, with offices in Paris, France and London, England. As of February 11, 2000, Akamai had three employees in its European direct sales force.

     In addition to its direct sales efforts, Akamai has implemented an Alliance Partner Program with Web developers, systems integrators and Web-focused application vendors and a Reseller program with Web hosting companies, system integration firms and commerce service providers. Akamai encourages its alliance partners to recommend the Akamai solution to their customers as part of their design, integration and consulting work for those customers. As of February 11, 2000, Akamai had three employees in its Alliance Partner program group and six employees in its Reseller program group.

     Akamai's technical consulting group directly supports its sales and distribution efforts by providing technical consulting and integration assistance to Akamai's current and prospective customers. As of February 11, 2000, Akamai had 24 employees in its technical consulting group.

     Akamai believes that a high level of customer service and support is critical to the successful marketing and sale of its products and services. Akamai is building a comprehensive service and support organization to meet the needs of its customers. As of February 11, 2000, Akamai had 17 employees in its customer service and support organization and 22 employees in its account management organization. Akamai is seeking to hire additional customer service and support personnel as its customer base grows and as it introduces new products and services.

     To support its sales efforts and actively promote the Akamai brand name, Akamai conducts comprehensive marketing programs. Akamai's marketing strategies not only include an active public relations campaign, print advertisements, online advertisements, trade shows, strategic partnerships and on-going customer communications programs. Akamai participates in a variety of Internet, computer and financial industry conferences. As of February 11, 2000, Akamai had 33 employees in its marketing organization.

NETWORK ALLIANCES

     As of February 18, 2000, Akamai's network was comprised of over 2000 servers in 40 countries across more than 100 telecommunication networks. Most of Akamai's servers are currently deployed in data centers served by major domestic and international Internet service providers. These Internet service providers provide bandwidth to deliver content from Akamai's servers to Internet users. Akamai also deploys its servers at smaller and medium-sized domestic and international Internet service providers through its Akamai Accelerated Network program. Under this program, Akamai offers use of its servers to Internet service providers. In exchange, Akamai typically does not pay for rack space to house its servers or bandwidth to deliver content from its servers to Internet users. By hosting Akamai servers, Internet service providers obtain access to popular content from the Internet that is served from the Akamai network. As a result, when this content is requested by a user, the Internet service provider does not need to pay for the bandwidth otherwise necessary to retrieve the content from the originating Web site.

     Akamai is planning to expand and enhance its network by entering into strategic relationships with network providers and integrating its technology with networking and other network infrastructure products, such as routers and switches, to facilitate implementation of its service by Internet service providers. Akamai is also seeking to expand its network through the development of technology designed to facilitate communications between its global network of servers and third-party caching systems. If this technology is successfully developed, third-party caches could effectively function as additional servers on its network. Akamai has established relationships with cache vendors Cacheflow, Cisco, InfoLibria, Network Appliance and Novell to develop interfaces to facilitate communications between their caching products and Akamai's network.

ENGINEERING AND DEVELOPMENT

     Akamai believes that strong product and service development capabilities are essential to enhancing its core technologies, developing new applications for its technology and maintaining its competitiveness. Akamai has invested and intends to continue to invest a significant amount of human and financial resources in Akamai's engineering and development organization. As of February 11, 2000, Akamai had 167 employees devoted to engineering and development efforts.

     Akamai is focusing its engineering and development efforts on enhancing its FreeFlow and FreeFlow Streaming services and building on its technology to develop new services. From its inception in August 1998 through December 31, 1999, Akamai's engineering and development expenses were approximately $12.0 million. Akamai expects to continue to commit significant resources to research and development in the future. To date, all engineering and development expenses have been expensed as incurred.

COMPETITION

     The market for Internet content delivery services is new, rapidly evolving and intensely competitive. Akamai expects competition to increase both from existing competitors and new market entrants for various components of its service. Akamai competes primarily on the basis of:

     - performance of service, including speed of delivery, quality, reliability, peak crowd protection, and global content delivery capabilities;

     - ease of implementation and use of service;

     - types of content and applications delivered;

     - partnerships to provide complete customer solutions; and

     - price.

     Akamai competes primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches.

     Akamai's competitors may be able to respond more quickly than Akamai can to new or emerging technologies and changes in customer requirements. Some of Akamai's current or potential competitors may bundle their products with other software or hardware in a manner that may discourage Web site owners from purchasing products Akamai offers or Internet service providers from being willing to install Akamai servers.

     Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially and adversely affect Akamai's business, financial condition and operations.

PROPRIETARY RIGHTS AND LICENSING

     Akamai's success and ability to compete are dependent on its ability to develop and maintain the proprietary aspects of its technology and operate without infringing on the proprietary rights of others. Akamai relies on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of its technology. These legal protections afford only limited protection for Akamai's technology. Akamai currently has no issued patents; however, Akamai is seeking patent protection on aspects of its Internet content delivery service. Akamai cannot predict whether any patent application filed by Akamai will result in any issued patent or, if a patent is issued, any meaningful protection. Akamai seeks to limit disclosure of its intellectual property by requiring employees and consultants with access to its proprietary information to execute confidentiality agreements with it and by restricting access to its source code. Due to rapid technological change, Akamai believes that factors such as the technological and creative skills of its personnel, new product developments and enhancements to existing products are more important than the various legal protections of its technology to establishing and maintaining a technology leadership position.

     Despite Akamai's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that it regards as proprietary. The laws of many countries do not protect Akamai's proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce Akamai's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Akamai's business, operating results and financial condition. There can be no assurance that Akamai's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology. Any failure by Akamai to meaningfully protect its property could have a material adverse effect on its business, operating results and financial condition.

     In October 1998, Akamai entered into a license agreement with MIT under which Akamai was granted a royalty-free, worldwide right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. Akamai cannot predict whether any of these applications will result in any issued patents or, if patents are issued, any meaningful protection. Some of Akamai's technology is based on technology licensed from MIT. The license has been granted to Akamai on an exclusive basis, but is subject to the rights of the U.S. government to use the licensed intellectual property in government-funded inventions. As part of the license agreement, MIT retained the right to use the licensed intellectual property for non-commercial, teaching and educational purposes. In connection with the license agreement, Akamai issued 682,110 shares of its common stock to MIT in

October 1998. The license agreement is irrevocable, but MIT may terminate the agreement if Akamai ceases its business due to insolvency or if Akamai materially breaches the terms of the license agreement.

EMPLOYEES

     As of February 11, 2000, Akamai had a total of 464 full-time and part-time employees. Akamai's future success will depend in part on its ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Akamai's employees are not represented by any collective bargaining unit. Akamai believes its relations with its employees are good.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Akamai believes that this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of Akamai, based on information currently available to Akamai's management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this Annual Report on Form 10-K consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

AKAMAI'S BUSINESS IS DIFFICULT TO EVALUATE BECAUSE IT HAS A LIMITED OPERATING HISTORY.

     Akamai was founded in August 1998 and began offering its services commercially in April 1999. Akamai has limited meaningful historical financial data upon which to base planned operating expenses and upon which investors may evaluate it and its prospects. In addition, Akamai's operating expenses are largely based on anticipated revenue trends and a high percentage of its expenses are and will continue to be fixed in the short-term. You should consider the risks and difficulties frequently encountered by companies like Akamai in a new and rapidly evolving market. Akamai's ability to sell its services and the level of success it achieves depends, among other things, on the level of demand for delivery services for graphics, streaming media, applications and other Internet content, which is a new and rapidly evolving market. Akamai's business strategy may be unsuccessful, and it may not successfully address the risks it faces.

AKAMAI IS ENTIRELY DEPENDENT ON ITS INTERNET CONTENT DELIVERY SERVICES AND ITS FUTURE REVENUE DEPENDS ON THE COMMERCIAL SUCCESS OF ITS SERVICES.

     Currently, Akamai's future growth depends on the commercial success of its Internet content delivery services and other services and products it may develop and/or offer. While Akamai has been selling its services commercially since April 1999, sales may not continue in the future. Akamai's other services and products under development may not achieve widespread market acceptance. The future revenue growth of FreeFlow Streaming will also depend, in part, on customer acceptance of a combined or integrated Akamai/INTERVU service offering. Failure of Akamai's current and planned services to operate as expected could hinder or prevent their adoption. If Akamai's target customers do not adopt, purchase and successfully deploy Akamai's current and planned services, Akamai's revenue will not grow significantly and its business, results of operations and financial condition will be seriously harmed. In addition, to the extent Akamai promotes any portion of its technology as an industry standard by making it readily available to users for little or no charge, Akamai may not receive revenue that it might otherwise have received.

THE INTERNET CONTENT DELIVERY MARKET IS NEW AND AKAMAI'S BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS AKAMAI EXPECTS.

     The market for Internet content delivery services is new. Akamai cannot be certain that a broad-based market for its service will emerge or be sustainable. If this market does not develop, or develops more slowly than Akamai expects, its business, results of operations and financial condition will be seriously harmed.

ANY FAILURE OF AKAMAI'S NETWORK INFRASTRUCTURE COULD LEAD TO SIGNIFICANT COSTS AND DISRUPTIONS WHICH COULD REDUCE AKAMAI'S REVENUE AND HARM ITS BUSINESS, FINANCIAL RESULTS AND REPUTATION.

     Akamai's business is dependent on providing its customers with fast, efficient and reliable Internet content delivery services. To meet these customer requirements Akamai must protect its network infrastructure against damage from:

     - sabotage and vandalism;

     - human error;

     - physical or electronic intrusion and security breaches;

     - fire, earthquake, flood and other natural disasters;

     - power loss; and

     - similar events.

     Despite the efforts of Akamai, its network infrastructure may come under attack by sabotage or vandalism. In addition, the occurrence of a natural disaster or other unanticipated problems at one or more of Akamai's servers could result in service interruptions or significant damage to equipment. Akamai currently provides a FreeFlow service guarantee that its networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If Akamai does not provide this service, the customer does not pay for its services on that day. Any widespread loss or interruption of services would reduce its revenue, and could harm its business, financial results and reputation.

BECAUSE AKAMAI'S INTERNET CONTENT DELIVERY SERVICES ARE COMPLEX AND ARE DEPLOYED IN COMPLEX ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT COULD SERIOUSLY HARM ITS BUSINESS.

     Akamai's Internet content delivery services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of February 1, 2000, Akamai's network consisted of over 2,000 servers. Akamai and its customers have also from time to time discovered errors and defects in Akamai's software. In the future, there may be additional errors and defects in Akamai's software that may adversely affect its services. If Akamai is unable to efficiently fix errors or other problems that may be identified, Akamai could experience:

     - loss of or delay in revenues and loss of market share;

     - loss of customers;

     - failure to attract new customers or achieve market acceptance;

     - diversion of development and engineering resources;

     - loss of credibility or damage to business reputation;

     - increased service costs; and

     - legal actions by Akamai's customers.

ANY FAILURE OF AKAMAI'S TELECOMMUNICATIONS AND NETWORK PROVIDERS TO PROVIDE REQUIRED TRANSMISSION CAPACITY TO AKAMAI COULD RESULT IN INTERRUPTIONS IN AKAMAI'S SERVICE.

     Akamai's operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity Akamai requires may result in a reduction in, or interruption of, service to Akamai's customers. This failure may be a result of the telecommunications providers or Internet service providers experiencing interruptions or other failures, failing to comply with or terminating their existing agreements with Akamai, or otherwise denying or interrupting service or not entering into relationships with Akamai at all or on terms commercially acceptable to Akamai. If Akamai does not have access to third-party transmission capacity, Akamai could lose customers. If Akamai is unable to obtain such capacity on terms commercially acceptable to Akamai, Akamai's business and financial results, could suffer.

THE MARKETS IN WHICH AKAMAI OPERATES ARE HIGHLY COMPETITIVE AND AKAMAI MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES.

     Akamai competes in markets that are new, intensely competitive, highly fragmented and rapidly changing. Akamai has experienced and expects to continue to experience increased competition. Many of Akamai's current competitors, as well as a number of Akamai's potential competitors, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than Akamai does. Some of Akamai's current or potential competitors have the financial resources to withstand substantial price competition. Moreover, many of Akamai's competitors have more extensive brand recognition, customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations, including relationships with many of Akamai's current and potential customers. Akamai's competitors may be able to respond more quickly than Akamai can to new or emerging technologies and changes in customer requirements. Some of Akamai's current or potential competitors may bundle their services with other services, software or hardware in a manner that may discourage Web site owners from purchasing any service Akamai offers or Internet service providers from installing Akamai's servers.

     As competition in the Internet content delivery market continues to intensify, new solutions will come to market. Akamai is aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with Akamai. Akamai also believes that it may face competition from other providers of competing Internet content delivery services, including networking hardware and software manufacturers, content distribution providers, traditional hardware manufacturers, telecommunications providers, software database companies, and large diversified software and technology companies. Increased competition could result in:

     - price and revenue reductions and lower profit margins;

     - increased cost of service from telecommunications providers;

     - loss of customers; and

     - loss of market share.

     Any one of these could materially and adversely affect Akamai's business, financial condition and results of operations.

AS PART OF AKAMAI'S BUSINESS STRATEGY, AKAMAI MAY ENTER INTO OR SEEK TO ENTER INTO BUSINESS COMBINATIONS AND ACQUISITIONS WHICH MAY BE DIFFICULT TO INTEGRATE, DISRUPT AKAMAI'S BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

     As a part of Akamai's business strategy, Akamai may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including:

     - the difficulty of integrating the operations and personnel of the acquired companies;

     - the maintenance of acceptable standards, controls, procedures and policies;

     - the potential disruption of Akamai's ongoing business and distraction of management;

     - the impairment of relationships with employees and customers as a result of any integration of new management personnel;

     - the difficulty of incorporation of acquired technology and rights into Akamai's products and services;

     - expenses related to the acquisition;

     - potential unknown liabilities associated with acquired businesses; and

     - unanticipated expenses related to acquired technology and its integration into existing technology.

     Akamai acquired Network24 Communications, Inc. in February 2000 and may encounter these risks to its business during its integration. On February 6, 2000, Akamai entered into an agreement to acquire INTERVU Inc. If successfully completed, Akamai may experience difficulty in integrating the operations and personnel of Akamai and INTERVU. If the acquisition of INTERVU is not successfully completed, Akamai would be required to reevaluate its growth strategy and will have incurred substantial expenses and spent significant management time and resources in seeking to complete the acquisition. In addition, with future acquisitions, Akamai could use substantial portions of its available cash as all or a portion of the purchase price. Akamai could also issue additional securities as consideration for these acquisitions, which could cause its stockholders to suffer significant dilution. Akamai's acquisition of Network24, its proposed acquisition of INTERVU and any future acquisitions, may not generate any additional revenue and may pose risks to Akamai.

A SIGNIFICANT DECLINE IN SALES TO APPLE COMPUTER COULD REDUCE AKAMAI'S REVENUE AND CAUSE ITS BUSINESS AND FINANCIAL RESULTS TO SUFFER.

     Akamai entered into a strategic alliance with Apple Computer, Inc. effective as of April 1, 1999. Sales of its service to Apple Computer represented approximately 22.2% of Akamai's revenue for the year ended December 31, 1999. Akamai expects that sales to Apple Computer as a percentage of total sales will decrease, but that during calendar 2000 sales to Apple Computer will continue to represent a significant portion of its revenue. Apple Computer has the right to terminate the agreement on short notice if Akamai materially breaches the agreement. A significant decline in sales to Apple Computer could reduce Akamai's revenue and cause Akamai's business and financial results to suffer.

IF ANY OF AKAMAI'S STRATEGIC ALLIANCES TERMINATES, THEN AKAMAI'S BUSINESS COULD BE ADVERSELY AFFECTED.

     Akamai entered into strategic alliances with Apple Computer effective as of April 1, 1999, with Cisco Systems, Inc. in August 1999 and with Microsoft Corporation in September 1999. Under each of these agreements, Akamai is seeking to jointly develop technology, services and/or products with its strategic alliance partners and Akamai may not be successful. The strategic alliance with Cisco may be terminated by Cisco or Akamai on short notice for any reason. The strategic alliance with Apple Computer may be terminated by Apple Computer or Akamai if the other party materially breaches the agreement, and the strategic alliance with Microsoft may be terminated by Microsoft or Akamai if the other party materially breaches the agreement. A termination of, or significant adverse change in, Akamai's relationship with Apple Computer, Cisco or Microsoft could have a material adverse effect on Akamai's business.

AKAMAI'S BUSINESS WILL SUFFER IF IT IS UNABLE TO SCALE ITS NETWORK AS DEMAND INCREASES.

     Akamai's network may not be scalable to expected customer levels while maintaining superior performance. Akamai cannot be certain that its network can connect and manage a substantially larger number of customers at high transmission speeds. In addition, as customers' usage of bandwidth increases, Akamai will need to make additional investments in its infrastructure to maintain adequate data transmission speeds. Akamai cannot ensure that it will be able to make these investments successfully or at an acceptable or commercially reasonable cost.

     Upgrading Akamai's infrastructure may cause delays or failures in its network. As a result, in the future Akamai's network may be unable to achieve or maintain a sufficiently high transmission capacity. Akamai's failure to achieve or maintain high capacity data transmission could significantly reduce demand for Akamai service, reducing Akamai's revenue and causing its business and financial results to suffer.

AKAMAI'S BUSINESS WILL SUFFER IF IT DOES NOT RESPOND RAPIDLY TO TECHNOLOGICAL CHANGES.

     The market for Internet content delivery services is likely to continue to be characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. Akamai may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than Akamai's or that gain greater market acceptance, or if new industry standards emerge, Akamai's service may become obsolete, which would materially and adversely affect its business, results of operations and financial condition.

     In developing its services, Akamai has made, and will continue to make, assumptions about the standards that its customers and competitors may adopt. If the standards adopted are different from those which Akamai may now or in the future promote or support, market acceptance of Akamai's service may be significantly reduced or delayed and its business will be seriously harmed. In addition, the introduction of services or products incorporating new technologies and the emergence of new industry standards could render Akamai's existing service obsolete.

IF AKAMAI'S LICENSE AGREEMENT WITH MIT TERMINATES, THEN ITS BUSINESS COULD BE ADVERSELY AFFECTED.

     Akamai has licensed from MIT technology covered by various patent applications and copyrights relating to Internet content delivery technology. Some of Akamai's technology is based in part on the technology covered by these patent applications and copyrights. MIT may terminate the license agreement if Akamai ceases its business due to insolvency or if Akamai materially breaches the terms of the license agreement. A termination of Akamai's license agreement with MIT could have a material adverse effect on Akamai's business.

AKAMAI'S BUSINESS WILL BE ADVERSELY AFFECTED IF IT IS UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES.

     Akamai relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. These legal protections afford only limited protection; competitors may gain access to Akamai's intellectual property which may result in the loss of Akamai's customers.

     Although Akamai has licensed technology covered by patent applications filed with the United States Patent and Trademark Office with respect to Internet content delivery services, Akamai has no patents issued with respect to its Internet content delivery services. Accordingly, neither Akamai's technology nor technology licensed by Akamai is covered by patents that would preclude or inhibit competitors from entering Akamai's market. Akamai's future patents, if any, and patents licensed by Akamai, may be successfully challenged or may not provide Akamai with any competitive advantages. Moreover, although Akamai has filed international patent applications, none of Akamai's technology is patented abroad. Akamai cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to Akamai. Monitoring unauthorized use of Akamai's service is difficult and Akamai cannot be certain that the steps it has taken will prevent unauthorized use of its technology, particularly in foreign countries where the laws may not protect Akamai's proprietary rights as fully as in the United States.

AKAMAI'S FAILURE TO INCREASE ITS REVENUE WOULD PREVENT IT FROM ACHIEVING AND MAINTAINING PROFITABILITY.

     Akamai has never been profitable. Akamai has incurred significant losses since inception and expects to continue to incur losses in the future. As of December 31, 1999, Akamai had an accumulated deficit of $58.6 million. Akamai cannot be certain that its revenue will continue to grow or that it will achieve sufficient revenue to achieve profitability. Akamai's failure to significantly increase its revenue would seriously harm its business and operating results. Akamai has large fixed expenses, and it expects to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses, including fees to obtain access to bandwidth for the transport of data over its network. As a result, Akamai will need to generate significantly higher revenues to achieve and maintain profitability. If Akamai's revenue grows more slowly than Akamai anticipates or if its operating expenses increase more than Akamai expects or cannot be reduced in the event of lower revenue, Akamai's business will be materially and adversely affected.

THE VARIABLE SALES CYCLES FOR AKAMAI'S SERVICES MAY CAUSE REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER WHICH COULD ADVERSELY AFFECT AKAMAI'S STOCK PRICE.

     At times, a customer's decision to purchase Akamai's Internet content delivery service involves a lengthy evaluation process. Throughout the sales cycle, Akamai spends considerable time and expense educating and providing information to prospective customers about the use and benefits of its services. Because of Akamai's limited operating history and the nature of Akamai business, Akamai cannot predict these sales and deployment cycles. Long sales cycles may cause Akamai's revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. If Akamai's operating results fall below the expectations of securities analysts or investors in some future quarter or quarters, the market price of its common stock could be adversely affected.

THE RATES AKAMAI CHARGES FOR ITS SERVICE MAY DECLINE OVER TIME WHICH WOULD REDUCE ITS REVENUE AND COULD CAUSE ITS BUSINESS AND FINANCIAL RESULTS TO SUFFER.

     Akamai expects that its cost to obtain bandwidth capacity for the transport of data over its network will decline over time as a result of, among other things, the large amount of capital currently being invested to build infrastructure providing additional bandwidth and volume discounts available to Akamai as its network usage increases. Akamai expects the prices it charges for its services may also decline over time as a result of, among other things, existing and new competition in the markets Akamai addresses. As a result, Akamai's historical revenue rates may not be indicative of future revenue based on comparable traffic volumes. If Akamai fails to accurately predict the decline in costs of bandwidth or, in any event, if Akamai is unable to sell its service at acceptable prices relative to its bandwidth costs, or if it fails to offer additional services from which it can derive additional revenue, Akamai's revenue will decrease and its business and financial results will suffer.

AKAMAI'S BUSINESS AND PROSPECTS DEPEND ON DEMAND FOR AND MARKET ACCEPTANCE OF THE INTERNET AND ITS INFRASTRUCTURE DEVELOPMENT.

     The increased use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has only begun to develop in recent years, and Akamai's success will depend in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for Akamai's services. The adoption of the Internet for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including:

     - the growth in consumer access to and acceptance of new interactive technologies;

     - the development of technologies that facilitate interactive communication between organizations; and

     - increases in user bandwidth.

     If the Internet as a commercial or business medium fails to develop or develops more slowly than expected, Akamai's business and prospects will suffer.

AKAMAI'S BUSINESS WILL SUFFER IF IT DOES NOT ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS.

     Akamai's current and prospective customers may require features and capabilities that its current service offerings do not have. To achieve market acceptance for Akamai's service, Akamai must effectively and timely anticipate and adapt to customer requirements and offer services that meet customer demands. Akamai's failure to offer services that satisfy customer requirements would seriously harm its business, results of operations and financial condition.

     Akamai intends to continue to invest heavily in technology development. The development of new or enhanced services and applications such as EdgeAdvantage, is a complex and uncertain process that requires the accurate anticipation of technological and market trends. Akamai may experience design, integration, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new services as well as enhancements. The introduction of new or enhanced services and applications also requires that Akamai manage the transition from older services in order to ensure that Akamai can deliver services to meet anticipated customer demand. Akamai's inability to effectively manage this transition would materially adversely affect its business, results of operations and financial condition.

AKAMAI HAS LIMITED SALES AND MARKETING EXPERIENCE; AKAMAI'S BUSINESS WILL SUFFER IF IT DOES NOT EXPAND AKAMAI'S DIRECT AND INDIRECT SALES ORGANIZATIONS AND ITS CUSTOMER SERVICE AND SUPPORT OPERATIONS.

     Akamai currently has limited sales and marketing experience. Akamai's limited experience may restrict its success gaining broad market acceptance of its services or in commercializing its future services. Akamai's services require a sophisticated sales effort targeted at a limited number of key people within a prospective customer's organization. This sales effort requires the efforts of trained sales personnel. Akamai needs to continue to expand its marketing and sales organization in order to increase market awareness of its service to a greater number of organizations and generate increased revenue. Competition for these individuals is intense, and Akamai might not be able to hire the kind and number of sales personnel it needs. In addition, Akamai believes that its future success is dependent upon its ability to establish successful relationships with a variety of distribution partners. If Akamai is unable to expand its direct and indirect sales operations, it may not be able to increase market awareness or sales of its service, which may prevent Akamai from achieving and maintaining profitability.

     Hiring personnel is very competitive in Akamai's industry because there is a limited number of people available with the necessary technical skills and understanding of Akamai's market. Once Akamai hires them, they require extensive training in Akamai's Internet content delivery service. If Akamai is unable to expand its customer service and support organization and train them as rapidly as necessary, Akamai may not be able to increase sales of its service, which would seriously harm its business.

AKAMAI'S BUSINESS WILL SUFFER IF IT FAILS TO MANAGE ITS GROWTH PROPERLY.

     Akamai has expanded its operations rapidly since its inception. Akamai continues to increase the scope of its operations and has grown its headcount substantially. Akamai's total number of employees grew from 227 on September 30, 1999 to 464 on February 11, 2000. The merger with INTERVU is expected to increase the total number of Akamai employees. In addition, Akamai plans to continue to hire a significant number of employees this year. This growth has placed, and Akamai's anticipated growth in future operations will continue to place, a significant strain on its management systems and resources. Akamai's ability to successfully offer its services and implement its business plan in a rapidly evolving market requires an effective planning and management process. Akamai expects that it will need to continue to improve its financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage its workforce worldwide. Competition for highly skilled personnel is intense, especially in New England and central and southern California. Akamai may fail to attract, assimilate or retain qualified personnel to fulfill its current or future needs. Akamai's planned rapid growth places a significant demand on management and financial and operational resources. In order to grow and achieve future success, Akamai must:

     - retain existing personnel;

     - successfully integrate Network24 and INTERVU personnel;

     - hire, train, manage and retain additional qualified personnel; and

     - effectively manage multiple relationships with its customers, suppliers and other third parties.

     Failure to do so would have a materially adverse effect on its business, results of operations and financial condition.

AKAMAI DEPENDS ON ITS KEY PERSONNEL TO MANAGE ITS BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET AND IF AKAMAI IS UNABLE TO RETAIN ITS KEY EMPLOYEES, AKAMAI'S ABILITY TO COMPETE COULD BE HARMED.

     Akamai's future success depends upon the continued services of its executive officers and other key technology, sales, marketing and support personnel, who have critical industry experience and relationships that they rely on in implementing Akamai's business plan. None of Akamai's officers or key employees is bound by an employment agreement for any specific term. Akamai has "key person" life insurance policies covering only the lives of F. Thomson Leighton and Daniel M. Lewin. The loss of the services of any of Akamai's key employees could delay the development and introduction of and negatively impact its ability to sell its service. Akamai faces intense competition for qualified personnel, including research and development, service and support and sales and marketing personnel.

AKAMAI FACES RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD HARM ITS BUSINESS.

     Akamai has expanded its international operations to Munich, Germany, London, England and Paris, France. A key aspect of its business strategy is to continue to expand its sales and support organizations internationally. Therefore, Akamai expects to commit significant resources to expand its international sales and marketing activities. However, Akamai may not be able to maintain or increase market demand for its services which may harm its business. Akamai is increasingly subject to a number of risks associated with international business activities which may increase its costs, lengthen its sales cycle and require significant management attention. These risks include:

     - market acceptance of Akamai's products and services by countries outside the United States;

     - increased expenses associated with marketing services in foreign countries;

     - general economic conditions in international markets;

     - currency exchange rate fluctuations;

     - unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

     - tariffs, export controls and other trade barriers;

     - longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

     - potentially adverse tax consequences, including restrictions on the repatriation of earnings.

AKAMAI FACES A NUMBER OF UNKNOWN RISKS ASSOCIATED WITH YEAR 2000 PROBLEMS.

     Akamai has attempted to assess and must continue to monitor year 2000 issues. While Akamai has not experienced any year 2000 issues to date, there can be no assurance that Akamai has identified and remediated all material year 2000 related issues. If Akamai's systems do not operate properly with respect to date calculations involving the year 2000 and subsequent dates, it could experience a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The risks involve:

     - potential warranty or other claims by Akamai's customers;

     - errors in systems Akamai uses to run its business;

     - errors in systems used by Akamai's suppliers;

     - errors in systems used by Akamai's customers; and

     - potential reduced spending by other companies on Internet content delivery services as a result of significant spending on year 2000 remediation.

     Akamai has designed its service for use in the year 2000 and beyond and believes it is year 2000 ready. However, Akamai's service is used in conjunction with larger networks involving sophisticated hardware and software products supplied by other vendors. Each of Akamai's customers' networks involves different combinations of third-party products. Akamai cannot evaluate whether all of its products are year 2000 ready.

Akamai may face claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple products within the overall network. Although no claims of this kind have been made, Akamai may in the future be required to defend its service in legal proceedings which could be expensive regardless of the merits of these claims.

     If Akamai's suppliers, vendors, major distributors, partners, customers and service providers fail to correct their year 2000 problems, these failures could result in an interruption in, or a failure of, Akamai's normal business activities or operations. If a year 2000 problem occurs, it may be difficult to determine which party's products have caused the problem. These failures could interrupt Akamai's operations and damage its relationships with its customers. Due to the general uncertainty inherent in the year 2000 problem resulting from the readiness of third-party suppliers and vendors, Akamai is unable to determine at this time whether year 2000 failures could harm its business and its financial results.

     Akamai's customers' purchasing plans could be affected by year 2000 issues if they need to expend significant resources to fix their existing systems to address year 2000 issues. This situation may reduce funds available to purchase Akamai's services.

AKAMAI COULD INCUR SUBSTANTIAL COSTS DEFENDING ITS INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT.

     Other companies or individuals, including Akamai's competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with Akamai's ability to make, use or sell its services. As a result, Akamai may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against Akamai and its failure or inability to license the infringed technology, its business and operating results would be significantly harmed. Companies in the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force Akamai to do one or more of the following:

     - cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms; and

     - redesign products or services.

     If Akamai is forced to take any of these actions, its business may be seriously harmed. Although Akamai carries insurance, its insurance may not cover potential claims of this type or may not be adequate to indemnify Akamai for all liability that may be imposed.

INTERNET-RELATED LAWS COULD ADVERSELY AFFECT AKAMAI'S BUSINESS.

     Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. A recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect Akamai's business.

AKAMAI MAY BE SUBJECT TO REGULATION, TAXATION, ENFORCEMENT OR OTHER LIABILITIES IN UNEXPECTED JURISDICTIONS.

     Akamai provides services to customers located throughout the United States and in several foreign countries. As a result, Akamai may be required to qualify to do business, or be subject to tax or other laws and regulations, in these jurisdictions even if it does not have a physical presence, employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but Akamai could find that it is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect its business, financial condition and results of operations.

AKAMAI'S STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH COULD RESULT IN LITIGATION AGAINST AKAMAI.

     The market price of Akamai's common stock has been extremely volatile and has fluctuated significantly in the past. The following factors could cause the market price of common stock to continue to fluctuate significantly:

     - the addition or departure of key Akamai personnel;

     - variations in Akamai's quarterly operating results;

     - announcements by Akamai or its competitors of significant contracts, new or enhanced products or service offerings, acquisitions, distribution partnerships, joint ventures or capital commitments;

     - changes in financial estimates by securities analysts;

     - Akamai's sales of common stock or other securities in the future;

     - changes in market valuations of networking, Internet and telecommunications companies;

     - fluctuations in stock market prices and volumes; and

     - changes in general economic conditions, including interest rate levels.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies' common stock. Akamai may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources which could materially adversely affect its business and results of operations.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER AKAMAI WHICH COULD LIMIT OTHERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL.

     The executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 63.2% of Akamai's outstanding common stock. These stockholders, if acting together, are able to influence significantly all matters requiring approval by Akamai's stockholders, including the election of directors and the approval of mergers or other business combination transactions.

PROVISIONS OF AKAMAI'S CHARTER DOCUMENTS MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN CONTROL EVEN IF THE CHANGE IN CONTROL WOULD BE BENEFICIAL TO AKAMAI'S STOCKHOLDERS.

     Provisions of Akamai's amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire Akamai, even if doing so would be beneficial to Akamai's stockholders.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF AKAMAI'S COMMON STOCK AFTER THE LOCK-UP PERIOD FROM AKAMAI'S INITIAL PUBLIC OFFERING EXPIRES THAT COULD CAUSE AKAMAI'S STOCK PRICE TO FALL.

     Akamai's current stockholders hold a substantial number of shares, which they will be able to sell in the public market upon the expiration on April 26, 2000 of the lock-up period from Akamai's initial public offering. In addition, Akamai expects to issue approximately 9.97 million shares of Akamai common stock to the stockholders of INTERVU in the proposed merger with INTERVU. Sales of a substantial number of shares of Akamai's common stock within a short period of time could cause Akamai's stock price to fall. In addition, the sale of these shares could impair Akamai's ability to raise capital through the sale of additional stock.

THE UNPREDICTABILITY OF AKAMAI'S QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF ITS COMMON STOCK.

     Akamai's revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of its control and any of which may cause its stock price to fluctuate. The primary factors that may affect Akamai include the following:

     - demand for Internet content delivery services and streaming services;

     - the timing and size of sales of Akamai's services;

     - the timing of recognizing revenue and deferred revenue;

     - new product and service introductions and enhancements by Akamai's competitors and itself;

     - changes in Akamai's pricing policies or the pricing policies of Akamai's competitors;

     - Akamai's ability to develop, introduce and deliver new products, services and enhancements that meet customer requirements in a timely manner;

     - the length of the sales cycle for Akamai's services;

     - increases in the prices of, and availability of, the products, services, components or raw materials Akamai purchases, including bandwidth;

     - Akamai's ability to attain and maintain quality levels for its services;

     - expenses related to testing of Akamai's services;

     - costs related to acquisitions of technology or businesses; and

     - general economic conditions as well as those specific to the Internet and related industries.

     Akamai plans to increase significantly its operating expenses to fund greater levels of engineering and development, expand its sales and marketing operations, broaden its customer support capabilities, continue to develop new distribution channels and continue to expand internationally. Akamai also plans to expand its general and administrative functions to address the increased reporting and other administrative demands and the increasing size of Akamai's business.

     Akamai's operating expenses are largely based on anticipated revenue trends and a high percentage of its expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in Akamai's operating results from quarter to quarter and could result in substantial operating losses.

     Due to the above factors, Akamai believes that quarter-to-quarter comparisons of its operating results are not a good indication of its future performance. It is likely that in some future quarters, Akamai's operating results may be below the expectations of public market analysts and investors. In this event, the price of Akamai's common stock will probably fall.

ITEM 2.  PROPERTIES.

     Akamai's headquarters are currently in approximately 130,000 square feet of leased office space located in two locations in Cambridge, Massachusetts. In addition, Akamai's west coast offices are in approximately 21,930 square feet of leased office space located at 1400 Fashion Island Boulevard in San Mateo, California. In connection with its acquisition of Network24, Akamai assumed the lease for approximately 7,360 square feet of office space located at 10261 Bubb Road, in Cupertino, California.

ITEM 3.  LEGAL PROCEEDINGS.

     Akamai is not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Pursuant to a Written Consent of Stockholders of Akamai dated October 14, 1999, the following matters were approved by the holders of 40,285,456 shares of the Akamai common stock (out of 44,922,810 shares then outstanding and entitled to vote) and 5,261,104 shares of Akamai convertible preferred stock (out of 5,965,719 shares then outstanding and entitled to vote):

     (a) Akamai's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock and authorized a class of undesignated shares of preferred stock;

     (b) Akamai's Amended and Restated By-laws;

     (c) The election of the following persons as directors of Akamai to hold office until their successors are duly elected and qualified:

              Arthur H. Bilger
              George H. Conrades
              Todd A. Dagres
              F. Thomson Leighton
              Daniel M. Lewin
              Terrance G. McGuire
              Edward W. Scott

     (d) Classification of the members of the Board of Directors into three classes of directors;

     (e) Approval of the amendment to Akamai's Second Amended and Restated 1998 Stock Incentive Plan increasing the number of shares of Akamai common stock reserved for issuance from 22,755,600 shares to 28,755,600 shares;

     (f) Adoption of Akamai's 1999 Employee Stock Purchase Plan; and

     (g) Ratification of PricewaterhouseCoopers LLP as Akamai's independent accountants for year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Price Range of Common Stock

     Akamai's common stock is listed on the Nasdaq National Market under the symbol "AKAM." Public trading of Akamai's common stock commenced on October 29, 1999. Prior to that, there was no public market for Akamai's common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market:

                                                              HIGH    LOW
                                                              ----    ---
YEAR ENDED DECEMBER 31, 1999:
Fourth Quarter (from October 29, 1999)......................  344 7/8 110

     As of December 31, 1999, there were 228 holders of record of Akamai's common stock.

     Akamai has never paid or declared any cash dividends on shares of its common stock or other securities and does not anticipate paying any cash dividends in the foreseeable future. Akamai currently intends to retain all future earnings, if any, for use in the operation of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     COMMON STOCK

     On March 15, 1999, Akamai issued and sold 1,260,000 shares of its common stock, at a purchase price of approximately $0.042 per share, to Earl P. Galleher III pursuant to a stock restriction agreement.

     On March 26, 1999, Akamai issued 120,000 shares of common stock, 600,000 shares of common stock and 5,940,000 shares of common stock pursuant to stock restriction agreements with Steven Heinrich, Arthur H. Bilger and George Conrades, respectively, at a purchase price of approximately $0.333 per share.

     On May 18, 1999, Akamai issued and sold 600,000 shares of common stock, at price of approximately $0.833 per share, to Paul Sagan pursuant to a stock restriction agreement granted under the 1998 Stock Incentive Plan.

     On July 1, 1999, Akamai issued and sold 10,000 shares of its common stock, at a purchase price of $0.835 per share, to Amos Hostetter pursuant to the exercise of a stock option.

     On July 1, 1999, Akamai issued and sold 10,000 shares of its common stock, at a purchase price of $0.835 per share, to Benjamin A. Gomez pursuant to the exercise of a stock option.

     On July 23, 1999, Akamai issued and sold an aggregate of 1,300,000 shares of its common stock, at a purchase price of $2.50 per share, to Timothy Weller and Robert O. Ball III pursuant to stock restriction agreements.

     On August 23, 1999, Akamai issued and sold 112,500 shares of its common stock, at a purchase price of approximately $0.014 per share, to Bruce Maggs pursuant to the exercise of a stock option.

     On August 30, 1999, Akamai issued and sold 315,000 shares of its common stock, at a purchase price of $1.0833 per share, to Warren Recicar pursuant to the exercise of a stock option.

     On October 7, 1999, Akamai issued and sold 90,000 shares of its common stock, at a purchase price of approximately $0.011 per share, to Scott Smith pursuant to the exercise of a stock option.

     The stock restriction agreements give Akamai the right to repurchase all or a portion of any unvested shares at their purchase price in the event that the person ceases to provide services to Akamai.

     SERIES B PREFERRED STOCK AND SERIES C PREFERRED STOCK

     On April 16, 1999 and April 30, 1999 Akamai issued an aggregate of 1,327,500 shares of Series B convertible preferred stock to 24 investors for a per share purchase price of $15.07. In October 1999, Akamai issued an aggregate of 145,195 shares of its Series C convertible preferred stock to Baker Communications Fund, L.P. for a per share purchase price of $34.436.

     Series D Preferred Stock On June 21, 1999 Akamai issued an aggregate of 685,194 shares of Series D convertible preferred stock to Apple Computer Inc. Ltd. for a per share purchase price of $18.243.

     Series E Preferred Stock On August 6, 1999 Akamai issued an aggregate of 1,867,480 shares of Series E convertible preferred stock to Cisco Systems, Inc. for a per share purchase price of $26.239.

     Series F Preferred Stock On September 20, 1999 Akamai issued an aggregate of 985,545 shares of Series F convertible preferred stock to Microsoft Corporation for a per share purchase price of $15.22.

     All of the above shares of convertible preferred stock converted into shares of common stock upon the closing of Akamai's initial public offering of common stock on November 3, 1999.

     Grants of Stock Options From January 1999 to October 1999, Akamai granted stock options to purchase 15,240,300 shares of common stock at exercise prices ranging from $0.01 to $19.80 per share to employees, consultants and directors pursuant to its 1998 Stock Incentive Plan.

     On April 16, 1999, Akamai granted an option to purchase up to 145,195 shares of its Series C convertible preferred stock at an exercise price of $34.436 per share to Baker Communications Fund, L.P. pursuant to a Series B convertible preferred stock and Series C convertible preferred stock purchase agreement.

     Issuances of Notes and Warrants On January 27, 1999, Akamai issued a warrant to Silicon Valley Bank to purchase up to 74,499 shares of common stock at an exercise price of approximately $0.40 per share.

     On May 7, 1999, Akamai issued 15% senior subordinated notes in the principal amount of $15,000,000 and warrants to purchase up to 2,002,836 shares of common stock at an exercise price of approximately $2.50 per share to 20 investors pursuant to a 15% senior subordinated notes and warrants to purchase common stock purchase agreement.

     15% Senior Subordinated Note Financing On May 7, 1999, Akamai issued 15% senior subordinated notes in the aggregate principal amount of $15,000,000 coupled with warrants to purchase an aggregate of 2,002,836 shares of common stock for an exercise price of approximately $2.50 per share to 20 investors.

     No underwriters were involved in any of the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of options to purchase common stock, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

(b)  Use of Proceeds from Sales of Registered Securities

     On November 3, 1999 Akamai sold 9,000,000 shares of its common stock in an initial public offering at a price of $26.00 per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-85679) that was declared effective by the Securities and Exchange Commission on October 28, 1999. Morgan Stanley Dean Witter, Donaldson Lufkin & Jenrette, Salomon Smith Barney and Thomas Weisel Partners LLC were the managing underwriters of the offering. The aggregate proceeds to Akamai from the offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commission to the underwriters. None of the proceeds of the offering were paid by Akamai, directly or indirectly, to any director, officer or general partner of Akamai or any of their associates, or to any persons owning ten percent or more of the outstanding stock of Akamai. In addition to underwriting discounts and commissions, the expenses incurred in connection with the offering were approximately $2.2 million, including $850,000 for Directors and Officers Insurance, $400,000 of legal costs, $460,000 of accounting costs, $50,000 of printing costs, $188,000 of registration, filing and listing costs, and other costs of approximately $300,000. During the period from the offering to December 31, 1999, Akamai has used the proceeds as follows: approximately $12.0 million for network equipment and computer equipment and hardware, $12.2 million for the repayment of senior subordinated notes, $5.8 million for payroll and benefits, $2.5 million for advertising expenses and $1.8 million for bandwith costs.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with Akamai's consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this annual report on Form 10-K. The statement of operations data for the period from inception (August 20, 1998) to December 31, 1998 and the year ended December 31, 1999 are derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

                                                          PERIOD FROM INCEPTION
                                                          (AUGUST 20, 1998) TO         YEAR ENDED
                                                            DECEMBER 31, 1998       DECEMBER 31, 1999
                                                          ---------------------     -----------------
                                                             (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue.................................................         $    --                $  3,986
                                                                 -------                --------
Operating expenses:
  Cost of service.......................................              31                   9,002
  Engineering and development...........................             229                  11,749
  Sales, general and administrative.....................             435                  29,668
  Equity related compensation...........................             205                  10,005
                                                                 -------                --------
          Total operating expenses......................             900                  60,424
                                                                 -------                --------
Operating loss..........................................            (900)                (56,438)
Interest income, net....................................              10                   2,269
Extraordinary loss from early extinguishment of debt....              --                  (3,390)
                                                                 -------                --------
Net loss................................................            (890)                (57,559)
Dividends and accretion to preferred stock redemption
  value.................................................              --                   2,241
                                                                 -------                --------
Net loss attributable to common stockholders............         $  (890)               $(59,800)
                                                                 =======                ========
Basic and diluted net loss per share....................         $ (0.06)               $  (1.98)
Weighted average common shares outstanding..............          15,015                  30,177

                                                                      AS OF DECEMBER 31,
                                                          -------------------------------------------
                                                                  1998                    1999
                                                          ---------------------     -----------------
                                                                        (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents...............................         $ 6,805                $269,554
Working capital.........................................           6,157                 255,026
Total assets............................................           8,866                 300,815
Long-term liabilities...................................              25                     733
Convertible preferred stock.............................           8,284                      --
Total stockholders' equity (deficit)....................            (148)                281,445

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read together with Akamai's consolidated financial statements and accompanying notes appearing elsewhere in this annual report on Form 10-K. This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ from those indicated in forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Factors Affecting Future Operating Results."

OVERVIEW

     Akamai provides a global delivery service for Internet content, streaming media and applications that improves Web site speed, quality, reliability and scaleability and protects against Web site crashes due to demand overloads. Akamai markets its services to large businesses and other businesses with an Internet focus. Akamai's services deliver Akamai's customers' Web content and applications through a worldwide server network by locating the content and applications geographically closer to users.

     Since Akamai's inception, Akamai has incurred significant losses, and as of December 31, 1999, Akamai had an accumulated deficit of $58.6 million. Akamai has not achieved profitability on a quarterly or an annual basis, and anticipates that it will continue to incur net losses. Akamai expects to incur significant engineering and development and sales, general and administrative expenses and, as a result, Akamai will need to generate significant revenue for it to achieve and maintain profitability.

     Akamai derives its revenue from the sale of its FreeFlow and FreeFlow Streaming services under contracts with terms typically ranging from 12 to 36 months. Akamai recognizes revenue based on fees for the amount of Internet content delivered through its services. These contracts also provide for minimum monthly fees. Customers are typically billed monthly in advance for minimums and monthly in arrears for usage above the minimums. In the future, Akamai also expects to derive revenue for implementation, installation, usage and other fees that would be recognized over the period of the related contracts.

     To date, substantially all of Akamai's revenue has been derived from customers based in the United States. Akamai expects that revenue from customers based outside the United States will increase in future periods. To date, substantially all of Akamai's revenue has been derived from direct sales and Akamai expects that revenue through indirect distribution channels will increase in future periods. For the year ended December 31, 1999, Apple Computer accounted for 22% of Akamai's revenue and Yahoo! accounted for 13% of its revenue.

     Cost of services consists of depreciation of network equipment used in providing Akamai's services, fees paid to network providers for bandwidth and monthly fees paid to third-party network data centers for housing Akamai's servers. Akamai enters into contracts for bandwidth with third-party network providers with terms typically ranging from six months to three years. These contracts may commit Akamai to minimum monthly fees plus additional fees for bandwidth usage above Akamai's contracted level. Under Akamai's accelerated networks program, Akamai provides use of its servers to smaller Internet service providers which, in turn, provide Akamai with rack space for its servers and access to their bandwidth. Akamai does not recognize as revenue any value to the Internet service providers associated with the use of Akamai's servers and does not expense the value of the rack space and bandwidth Akamai receives. Akamai believes that, to date, the values provided under this program have been insignificant.

     Engineering and development expenses consist primarily of salaries and related personnel costs and costs related to the design, development, testing, deployment and enhancement of Akamai's services and Akamai's network. Akamai has to date expensed its engineering and development costs as incurred. Akamai believes that research and development is critical to its strategic product development objectives and intends to continue to enhance its technology to meet the changing requirements of the market demand. As a result, Akamai expects its engineering and development expenses to increase in the future.

     Sales, general and administrative expenses consist primarily of salaries and related costs of sales and marketing, operations and finance personnel and recruiting expenses, professional fees and legal and accounting services. Akamai expects that sales, general and administrative expenses will increase in the future as Akamai hires additional personnel, expands its operations, initiates additional marketing programs, establishes sales offices in new locations and incurs additional costs related to the growth of its business and its operations as a public company.

RESULTS OF OPERATIONS

     PERIOD FROM INCEPTION (AUGUST 20, 1998) THROUGH DECEMBER 31, 1998 AND THE YEAR ENDED DECEMBER 31, 1999

     Revenue. Akamai recorded no revenue for the period from inception (August 20, 1998) to December 31, 1998. Revenue for the year ended December 31, 1999 was $4.0 million. The increase in revenue was due to sales of services, which were commercially introduced in April 1999.

     Cost of Services. Cost of services expenses were $31,000 for the period from inception (August 20, 1998) to December 31, 1998 and represented 3.4% of total operating expenses in fiscal 1998. Cost of services expenses were $9.0 million for the year ended December 31, 1999 and represented 14.9% of total operating expenses for the year ended December 31, 1999. The increase in cost of services expenses was due to the commencement of testing of Akamai's FreeFlow service in early 1999 and commercial introduction of services in April 1999. Gross margins, defined by revenue less cost of services, were negative largely due to the fixed cost of building a global network of servers. The average selling price of Akamai's services as measured in dollars per Mega bits per second, or Mbps, exceeds Akamai's average cost of bandwidth as measured in dollars per Mbps. Gross margins are expected to improve as Akamai increases its number of customers and volume of revenue relative to the growth in its network infrastructure.

     Engineering and Development. Engineering and development expenses were $229,000 for the period from inception (August 20, 1998) to December 31, 1998 and represented 25.4% of total operating expenses in fiscal 1998. Engineering and development expenses for the year ended December 31, 1999 were $11.7 million and represented 19.4% of total operating expenses for the year ended December 31, 1999. Approximately $9.7 million of the increase was attributable to personnel and payroll related expenses resulting from an increase in headcount. Akamai's West Coast office had 28 research and development employees as of December 31, 1999.

     Sales, General and Administrative. Sales, general and administrative expenses were $435,000 for the period from inception (August 20, 1998) to December 31, 1998 and represented 48.3% of total operating expenses in fiscal 1998. Sales, general and administrative expenses for the year ended December 31, 1999 were $29.7 million and represented 49.1% of total operating expenses for the period. Approximately $11.2 million of the increase was due to sales, general and administrative personnel and payroll related expenses resulting from an increase in headcount. Approximately $7.7 million of the increase was attributable to advertising campaigns initiated during the year.

     Equity Related Compensation. Equity related compensation expenses consist of the amortization of deferred stock compensation resulting from the grant of stock options or shares of restricted stock at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date. At December 31, 1999, deferred stock compensation, which is a component of stockholders' equity, was $29.7 million. This amount is being amortized ratably over the vesting periods of the applicable stock options and restricted shares, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. Akamai expects to incur equity related compensation expenses of at least $8.7 million in 2000, $8.7 million in 2001, $8.7 million in 2002 and $3.6 million in 2003.

     Interest Income, Net. Interest income, net was $10,000 and $2.3 million for the period from inception (August 20, 1998) through December 31, 1998 and the year ended December 31, 1999, respectively. Interest income, net consists of interest earned on Akamai's cash equivalent balances, net of interest expense. Interest income increased in 1999 due to interest on proceeds from the sale of preferred stock and the sale of common stock in Akamai's initial public offering. This was partially offset by an increase in interest expense from the issuance of subordinated notes during the year ended December 31, 1999.

     Extraordinary Loss From Early Extingishment of Debt. During April 1999, Akamai issued 15% subordinated demand notes payable in the aggregate amount of $15.0 million due in May 2004. In connection with the notes, Akamai also issued warrants to purchase an aggregate of 2,002,836 shares of common stock at $2.50 per share in exchange for cash. These warrants expire in May 2004. In December 1999, Akamai utilized a portion of the proceeds from the initial public offering to exercise its right to pay a portion of the notes and as a result, recognized an extraordinary loss from the early extinguishment in the amount of $3.4 million. As of December 31, 1999, $2.8 million of the subordinated notes remained outstanding and are expected to be paid off in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Initially, Akamai financed its operations primarily through private sales of its capital stock and issuance of senior subordinated notes totaling approximately $124.6 million in net proceeds through December 31, 1999. In November 1999, Akamai sold registered shares of common stock through an initial public offering. The net proceeds to Akamai from the offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commission to the underwriters. Akamai has also financed its operations through borrowings under long-term debt agreements for the purchase of capital equipment in the amount of $1.5 million. At December 31, 1999, cash and cash equivalents totaled $270 million.

     Cash provided by operating activities was $2,000 for the period from inception (August 20, 1998) to December 31, 1998 and cash used in operating activities was $32.3 million for the year ended December 31, 1999. Net cash flows from operating activities in each period reflect increasing net losses partially offset by increases in accounts payable and accrued expenses.

     Cash used in investing activities was $1.5 million for the period from inception (August 20, 1998) to December 31, 1998 and $25.9 million for the year ended December 31, 1999. Net cash used for investing activities in each period reflect purchases of property and equipment, primarily servers for deployment and expansion of Akamai's network, information systems used to operate the business, and facilities improvements.

     Cash provided by financing activities was $8.3 million for the period from inception (August 20, 1998) through December 31, 1998 and $321.0 million for the year ended December 31, 1999. Cash provided by financing activities for these periods was derived primarily from the sale of common stock in an initial public offering and from private sales of convertible preferred stock and the issuance of 15% senior subordinated notes. In December 1999, Akamai paid $12.2 million of the senior subordinated notes, including accrued interest. Akamai has an equipment line of credit of $1.5 million, collateralized by the property and equipment, which bears interest at the greater of 7.0% per year or the current 36 month treasury yield plus 275 basis points. At December 31, 1999, approximately $1.1 million was outstanding under this line of credit.

     Akamai believes that the net proceeds from the initial public offering, together with its current cash, cash equivalents and marketable securities, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy Akamai's liquidity requirements, it may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the term of this debt could impose restrictions on Akamai's operations. The sale of additional equity or convertible debt securities could result in additional dilution to Akamai's stockholders, and Akamai cannot be certain that additional financing will be available in amounts or on terms acceptable to Akamai, if at all. If Akamai is unable to obtain this additional financing, it may be required to reduce the scope of its planned technology, services or product development and sales and marketing efforts, which could harm its business, financial condition and operating results. It is Akamai's intention to at all times maintain cash on hand and borrowing capacity to meet funding needs for 18 to 24 months in the future.

     Akamai has designed its services for use in the year 2000 and beyond and believes it is year 2000 ready. Akamai has developed a contingency plan to address situations that may result if it experiences significant year 2000 problems. As part of Akamai's contingency plan, it maintains a fully operational back-up site and conducts network monitoring 24 hours per day. Akamai's back-up site is located at one of its server sites and is equipped with power generation and communication alternatives.

     Akamai's services are used in conjunction with larger networks involving sophisticated hardware and software products supplied by other vendors. Each of Akamai's customers' networks involves different combinations of third-party products. Akamai cannot evaluate whether all of these products are year 2000 ready. Akamai may face claims based on year 2000 problems in other companies' products or on problems arising from the integration of multiple products within the overall network. Although no claims of this kind have been made, Akamai may in the future be required to defend its services in legal proceedings which could be expensive regardless of the merits of these claims.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Akamai will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. Akamai does not expect the adoption of SFAS No. 133 to have an impact on its financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Akamai does not use derivative financial instruments. Akamai generally places its marketable securities investments in high quality credit investments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than three months. Akamai does not expect any material loss from its marketable securities investments and believes that its potential interest rate exposure is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  Report of Independent Accountants.........................   28
  Consolidated Balance Sheets at December 31, 1998 and
     1999...................................................   29
  Consolidated Statements of Operations for the period from
     inception (August 20, 1998) to December 31, 1998 and
     the year ended December 31, 1999.......................   30
  Consolidated Statements of Convertible Preferred Stock and
     Stockholders' Equity (Deficit) for the period from
     inception (August 20, 1998) to December 31, 1998 and
     the year ended December 31, 1999.......................   31
  Consolidated Statements of Cash Flows for the period from
     inception (August 20, 1998) to December 31, 1998 and
     the year ended December 31, 1999.......................   32
  Notes to Consolidated Financial Statements................   33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and convertible preferred stock and stockholders' equity (deficit) present fairly in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for the period from inception (August 20, 1998) to December 31, 1998 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 25, 2000, except for Note 14,
as to which the date is February 28, 2000

                           AKAMAI TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 6,805    $269,554
  Accounts receivable, net of allowance for doubtful
     accounts of $0 and $70 at December 31, 1998 and 1999,
     respectively...........................................       --       1,588
  Prepaid expenses and other current assets.................       57       2,521
                                                              -------    --------
          Total current assets..............................    6,862     273,663
  Property and equipment, net (Note 4)......................    1,523      23,875
  Intangible assets, net....................................      481         434
  Other assets..............................................       --       2,843
                                                              -------    --------
          Total assets......................................  $ 8,866    $300,815
                                                              =======    ========
 LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
                       EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   665    $  8,987
  Accrued expenses..........................................       --       2,083
  Accrued payroll and benefits..............................       28       3,614
  Deferred revenue..........................................       --         698
  Current portion of obligations under capital lease and
     equipment loan.........................................       12         504
  Current portion of long-term debt.........................       --       2,751
                                                              -------    --------
          Total current liabilities.........................      705      18,637
  Obligations under capital leases and equipment loan, net
     of current portion.....................................       25         733
                                                              -------    --------
          Total liabilities.................................      730      19,370
                                                              -------    --------

Convertible preferred stock (Note 7):
Series A convertible preferred stock, $0.01 par value;
  1,100,000 shares authorized, 1,100,000 issued and
  outstanding at December 31, 1998; no shares authorized,
  issued or outstanding at December 31, 1999................    8,284          --
                                                              -------    --------
Commitments (Note 6)

Stockholders' equity (deficit) (Notes 7 and 8):
  Preferred stock, $0.01 par value; no shares authorized,
     issued or outstanding at December 31, 1998; 5,000,000
     shares authorized, no shares issued or outstanding at
     December 31, 1999......................................
  Common stock, $0.01 par value; 300,000,000 shares
     authorized, 34,565,310 issued and outstanding at
     December 31, 1998; 92,498,525 shares issued and
     outstanding at December 31, 1999.......................      346         925
  Additional paid-in capital................................    2,034     374,739
  Notes receivable from officers for stock..................       --      (5,907)
  Deferred compensation.....................................   (1,506)    (29,731)
  Accumulated deficit.......................................   (1,022)    (58,581)
                                                              -------    --------
          Total stockholders' equity (deficit)..............     (148)    281,445
                                                              -------    --------
          Total liabilities, convertible preferred stock and
          stockholders' equity (deficit)....................  $ 8,866    $300,815
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                 PERIOD FROM
                                                                  INCEPTION
                                                              (AUGUST 20, 1998)
                                                                   THROUGH             YEAR ENDED
                                                              DECEMBER 31, 1998    DECEMBER 31, 1999
                                                              ------------------   ------------------

Revenue.....................................................      $       --           $    3,986
                                                                  ----------           ----------
Operating expenses:
  Cost of services..........................................              31                9,002
  Engineering and development (excludes $7 and $5,061,
     respectively, of equity related compensation disclosed
     separately below)......................................             229               11,749
  Sales, general and administrative (excludes $198 and
     $4,944, respectively, of equity related compensation
     disclosed separately below)............................             435               29,668
  Equity related compensation...............................             205               10,005
                                                                  ----------           ----------
          Total operating expenses..........................             900               60,424
                                                                  ----------           ----------
Operating loss..............................................            (900)             (56,438)
Interest income.............................................              20                4,414
Interest expense............................................             (10)              (2,145)
                                                                  ----------           ----------
Loss before extraordinary loss from early extinguishment of
  debt......................................................            (890)             (54,169)
Extraordinary loss from early extinguishment of debt........              --                3,390
                                                                  ----------           ----------
Net loss....................................................            (890)             (57,559)
Dividends and accretion to preferred stock redemption
  value.....................................................              --                2,241
                                                                  ----------           ----------
Net loss attributable to common stockholders................      $     (890)          $  (59,800)
                                                                  ==========           ==========
Basic and diluted net loss per share........................      $    (0.06)          $    (1.98)
Weighted average common shares outstanding..................      15,014,868           30,177,376

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)

  FOR THE PERIOD FROM INCEPTION (AUGUST 20, 1998) TO DECEMBER 31, 1998 AND THE
                          YEAR ENDED DECEMBER 31, 1999
                (in thousands, except share and per share data)

                                     SERIES A CONVERTIBLE   SERIES B CONVERTIBLE    SERIES C CONVERTIBLE    SERIES D CONVERTIBLE
                                       PREFERRED STOCK         PREFERRED STOCK         PREFERRED STOCK        PREFERRED STOCK
                                     --------------------   ---------------------   ---------------------   --------------------
                                       SHARES     AMOUNT      SHARES      AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT
                                     ----------   -------   ----------   --------   ---------   ---------   ---------   --------
Issuance of common stock to
 founders..........................
Issuance of common stock for
 technology license................
Sales of restricted common stock...
Sale of Series A convertible
 preferred stock...................   1,100,000   $8,284
Amortization of deferred
 compensation......................
Net loss...........................
                                     ----------   -------
Balance at December 31, 1998.......   1,100,000    8,284
Sale of restricted common stock....
Sale of restricted common stock in
 exchange for notes................
Sale of Series B convertible
 preferred stock...................                          1,327,500   $19,875
Sale of Series C convertible
 preferred stock...................                                                  145,195     $ 5,000
Sale of Series D convertible
 preferred stock...................                                                                           685,194   $12,475
Sale of Series E convertible
 preferred stock...................
Sale of Series F convertible
 preferred stock...................
Dividends and accretion to
 preferred stock redemption
 value.............................                   14                     859                                            350
Issuance of warrants...............
Deferred compensation related to
 grant of stock options............
Amortization of deferred
 compensation......................
Conversion of convertible preferred
 stock.............................  (1,100,000)  (8,298)   (1,327,500)  (20,734)   (145,195)     (5,000)    (685,194)  (12,825)
Issuance of common stock upon the
 Company's initial public offering,
 net of offering costs.............
Issuance of common stock upon
 exercise of warrants..............
Issuance of common stock upon
 exercise of stock options.........
Interest on note receivable........
Net loss...........................
                                     ----------   -------   ----------   --------   --------     -------    ---------   --------
Balance at December 31, 1999.......          --       --            --        --          --          --           --        --
                                     ==========   =======   ==========   ========   ========     =======    =========   ========

                                     SERIES E CONVERTIBLE    SERIES F CONVERTIBLE
                                        PREFERRED STOCK         PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                     ---------------------   ---------------------   -------------------    PAID-IN
                                       SHARES      AMOUNT     SHARES      AMOUNT       SHARES     AMOUNT    CAPITAL
                                     ----------   --------   ---------   ---------   ----------   ------   ----------
Issuance of common stock to
 founders..........................                                                  29,646,000    $297
Issuance of common stock for
 technology license................                                                     682,110       7     $    281
Sales of restricted common stock...                                                   4,237,200      42        1,753
Sale of Series A convertible
 preferred stock...................
Amortization of deferred
 compensation......................
Net loss...........................
                                                                                     ----------    ----     --------
Balance at December 31, 1998.......                                                  34,565,310     346        2,034
Sale of restricted common stock....                                                   1,980,000      20          902
Sale of restricted common stock in
 exchange for notes................                                                   7,840,000      78       20,986
Sale of Series B convertible
 preferred stock...................
Sale of Series C convertible
 preferred stock...................
Sale of Series D convertible
 preferred stock...................
Sale of Series E convertible
 preferred stock...................   1,867,480   $48,966
Sale of Series F convertible
 preferred stock...................                           985,545    $ 14,988
Dividends and accretion to
 preferred stock redemption
 value.............................                   893                     125                            (2,241)
Issuance of warrants...............                                                                            3,902
Deferred compensation related to
 grant of stock options............                                                                           22,267
Amortization of deferred
 compensation......................
Conversion of convertible preferred
 stock.............................  (1,867,480)  (49,859)   (985,545)    (15,113)   38,467,466     385      111,444
Issuance of common stock upon the
 Company's initial public offering,
 net of offering costs.............                                                   9,000,000      90      215,335
Issuance of common stock upon
 exercise of warrants..............                                                      96,249       1           83
Issuance of common stock upon
 exercise of stock options.........                                                     549,500       5           27
Interest on note receivable........
Net loss...........................
                                     ----------   --------   --------    --------    ----------    ----     --------
Balance at December 31, 1999.......          --        --          --          --    92,498,525    $925     $374,739
                                     ==========   ========   ========    ========    ==========    ====     ========

                                                                                   TOTAL
                                                                               SHAREHOLDERS'
                                       DEFERRED       NOTES      ACCUMULATED      EQUITY
                                     COMPENSATION   RECEIVABLE     DEFICIT       (DEFICIT)
                                     ------------   ----------   -----------   -------------
Issuance of common stock to
 founders..........................                               $   (132)      $     165
Issuance of common stock for
 technology license................                                                    288
Sales of restricted common stock...    $ (1,712)                                        83
Sale of Series A convertible
 preferred stock...................
Amortization of deferred
 compensation......................         206                                        206
Net loss...........................                                   (890)           (890)
                                       --------                   --------       ---------
Balance at December 31, 1998.......      (1,506)                    (1,022)           (148)
Sale of restricted common stock....        (623)                                       299
Sale of restricted common stock in
 exchange for notes................     (15,340)     $(5,724)                           --
Sale of Series B convertible
 preferred stock...................
Sale of Series C convertible
 preferred stock...................
Sale of Series D convertible
 preferred stock...................
Sale of Series E convertible
 preferred stock...................
Sale of Series F convertible
 preferred stock...................
Dividends and accretion to
 preferred stock redemption
 value.............................                                                 (2,241)
Issuance of warrants...............                                                  3,902
Deferred compensation related to
 grant of stock options............     (22,267)                                        --
Amortization of deferred
 compensation......................      10,005                                     10,005
Conversion of convertible preferred
 stock.............................                                                111,829
Issuance of common stock upon the
 Company's initial public offering,
 net of offering costs.............                                                215,425
Issuance of common stock upon
 exercise of warrants..............                                                     84
Issuance of common stock upon
 exercise of stock options.........                                                     32
Interest on note receivable........                     (183)                         (183)
Net loss...........................                                (57,559)        (57,559)
                                       --------      -------      --------       ---------
Balance at December 31, 1999.......    $(29,731)     $(5,907)     $(58,581)      $ 281,445
                                       ========      =======      ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (in thousands, except share and per share data)

                                                                 PERIOD FROM
                                                                  INCEPTION
                                                              (AUGUST 20, 1998)
                                                                   THROUGH           YEAR ENDED
                                                              DECEMBER 31, 1998   DECEMBER 31, 1999
                                                              -----------------   -----------------
Cash flows from operating activities:
  Net loss..................................................       $  (890)           $(57,559)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................            50               3,434
     Amortization of discount on senior subordinated notes
       and equipment loan...................................            --                 542
     Amortization of deferred compensation..................           206              10,005
     Loss on disposal of property and equipment.............            --                  33
     Interest on notes receivable from officers for stock...            --                (183)
     Extraordinary loss on early extinguishment of debt.....            --               3,390
     Changes in operating assets and liabilities:
       Accounts receivable..................................            --              (1,588)
       Prepaid expenses and other assets....................           (57)             (5,082)
       Accounts payable and accrued expenses................           693              13,991
       Deferred revenue.....................................            --                 698
                                                                   -------            --------
Net cash provided by (used in) operating activities.........             2             (32,319)
                                                                   -------            --------
Cash flows from investing activities:
  Purchases of property and equipment.......................        (1,523)            (25,670)
  Increase in other assets..................................            --                (225)
                                                                   -------            --------
Net cash used in investing activities.......................        (1,523)            (25,895)
                                                                   -------            --------
Cash flows from financing activities:
  Proceeds from equipment financing loan....................            --               1,500
  Payment on capital leases and equipment financing loan....            (4)               (402)
  Proceeds from the issuance of senior subordinated notes,
     net....................................................            --              14,970
  Payment of the senior subordinated notes..................            --             (12,249)
  Proceeds from the issuance of common stock, net...........            --             215,425
  Proceeds from the issuance of Series A convertible
     preferred stock, net...................................         8,284                  --
  Proceeds from the issuance of Series B convertible
     preferred stock, net...................................            --              19,875
  Proceeds from the issuance of Series C convertible
     preferred stock, net...................................            --               5,000
  Proceeds from the issuance of Series D convertible
     preferred stock, net...................................            --              12,475
  Proceeds from the issuance of Series E convertible
     preferred stock, net...................................            --              48,966
  Proceeds from the issuance of Series F convertible
     preferred stock, net...................................            --              14,988
  Proceeds from the issuance of common stock upon the
     exercise of warrants...................................            --                  84
  Proceeds from the exercise of stock options...............            --                  32
  Proceeds from the issuance of restricted common stock.....            46                 299
                                                                   -------            --------
Net cash provided by financing activities...................         8,326             320,963
                                                                   -------            --------
Net increase in cash and cash equivalents...................         6,805             262,749
Cash and cash equivalents, beginning of the period..........            --               6,805
                                                                   -------            --------
Cash and cash equivalents, end of the period................       $ 6,805            $269,554
                                                                   =======            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS:

     Akamai provides a global delivery service for Internet content, streaming media and applications that improves Web site speed, quality, reliability and scaleability and protects against Web site crashes due to demand overloads. Akamai markets its services to large businesses and other businesses with an Internet focus. Akamai's services deliver Akamai's customers' Web content and applications through a worldwide server network by locating the content and applications geographically closer to users.

     The Company has a single operating segment, global delivery service for Internet content, streaming media and applications. The Company has no organizational structure dictated by product lines, geography or customer type. Substantially all revenue earned to date has been generated from U.S. based customers.

     The consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  CASH AND CASH EQUIVALENTS

     Cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with remaining maturities of three months or less at the date of purchase.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of related lease terms or the estimated useful lives. Property and equipment acquired under capital lease is depreciated over the shorter of related lease terms or the useful life of the asset. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred.

  INTANGIBLE ASSETS

     Intangible assets consist primarily of the cost of acquired license rights to content delivery technology. Intangible assets are amortized using the straight-line method over ten years, based on the estimated useful life. The carrying value of the intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has occurred. The Company determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time. Accumulated amortization was $8,918 and $56,064 at December 31, 1998 and 1999, respectively.

  REVENUE RECOGNITION

     The Company derives revenue from the sale of its services under contracts with terms typically ranging from 12 to 36 months. The Company recognizes revenue based on fees for the amount of Internet content delivered through the Company's services. These contracts also provide for minimum monthly fees. Revenue may also be derived from one-time implementation, installation, usage and other fees which are recognized over the period of the related contracts. Deferred revenue consists of billings in excess of revenue recognized.

                           AKAMAI TECHNOLOGIES, INC.

  COST OF SERVICES

     Cost of services consists of depreciation of network equipment used in providing the Company's services, fees paid to network providers for bandwidth and monthly fees for housing the Company's servers in third-party network data centers. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from six months to three years. These contracts commit the Company to minimum monthly fees plus additional fees for bandwidth usage above the contracted level. Under the Akamai accelerated networks program, the Company provides Akamai servers without charge to smaller Internet service providers which, in turn, provide the Company with rack space for the Company's servers and bandwidth to deliver content. The Company does not recognize as revenue any value to the Internet service providers associated with the use of the Company's servers and does not expense the value of the rack space and bandwidth received.

  STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 9). All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123.

  ENGINEERING AND DEVELOPMENT COSTS

     Engineering and development costs consist primarily of salaries and related personnel costs for the design, deployment, testing and enhancement of the Company's service and the Company's network.

     Costs incurred in the engineering and development of the Company's service are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by SFAS No. 86, "Accounting for the costs of Computer Software to be Sold, Leased, or Otherwise Marketed") and capitalized thereafter. The Company also has adopted Statement of Position ("SOP") 98-1, which requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs eligible for capitalization under SFAS No. 86 and SOP 98-1 have been insignificant to date.

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. At December 31, 1998 and 1999, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

     For the year ended December 31, 1999, two customers accounted for 22% and 13%, respectively, of total revenue.

  INCOME TAXES

     Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to

                           AKAMAI TECHNOLOGIES, INC.

reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not some or all of the deferred tax assets will not be realized.

  ADVERTISING EXPENSE

     The Company recognizes advertising expense as incurred. Advertising expense was approximately $7.7 million for the year ended December 31, 1999. There was no advertising expense for the period from inception (August 20, 1998) to December 31, 1998.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate their fair values at December 31, 1998 and 1999.

  OTHER COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss is equal to net loss, for the period from inception (August 20, 1998) to December 31, 1998 and for the year ended December 31, 1999.

  USE OF ESTIMATES

     The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in these financial statements include valuation of deferred tax assets and useful lives of depreciable assets.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to confirm to the current year presentation.

  RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001.

3.  NET LOSS PER SHARE:

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of convertible preferred stock, unvested restricted common stock, stock options and warrants.

                           AKAMAI TECHNOLOGIES, INC.

     The following table sets forth potential common stock excluded from the calculation of earnings per share since their inclusion would be antidilutive:

                                                           PERIOD FROM
                                                            INCEPTION
                                                        (AUGUST 20, 1998)     YEAR ENDED
                                                         TO DECEMBER 31,     DECEMBER 31,
                                                              1998               1999
                                                        -----------------    ------------
Stock options.........................................      1,287,000         14,416,565
Unvested restricted common stock......................     18,049,104         19,230,430
Convertible preferred stock...........................     19,800,000                 --
Warrants..............................................             --          1,981,086

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                           DECEMBER 31,       ESTIMATED
                                                         ----------------       USEFUL
                                                          1998     1999     LIVES IN YEARS
                                                         ------   -------   --------------
                                                          (in thousands)
Computer and networking equipment......................  $1,384   $23,817         3
Purchased software.....................................      --     1,256         3
Furniture and fixtures.................................     105       711         5
Office equipment.......................................      45       541         3
Leasehold improvements.................................      30       972         5
                                                         ------   -------
                                                          1,564    27,297
Accumulated depreciation and amortization..............     (41)   (3,422)
                                                         ------   -------
                                                         $1,523   $23,875
                                                         ======   =======

     Depreciation and amortization expense on property and equipment for the period from inception (August 20, 1998) to December 31, 1998 and for the year ended December 31, 1999 was $41,152 and $3.4 million, respectively.

     Equipment under capital leases at:

                                                              DECEMBER 31,      ESTIMATED
                                                             --------------    USEFUL LIFE
                                                             1998     1999      IN YEARS
                                                             -----    -----   -------------
                                                             (in thousands)
Office equipment...........................................  $ 40     $142          3
Accumulated amortization...................................    (2)     (30)
                                                             ----     ----
                                                             $ 38     $112
                                                             ====     ====

5.  SENIOR SUBORDINATED NOTES:

     During April 1999, Akamai entered into note and warrant purchase agreements with private investors. Under the agreements, Akamai issued 15% subordinated demand notes payable in the aggregate amount of $15.0 million due in May 2004. In connection with the notes, the Company also issued warrants to purchase an aggregate of 2,002,836 shares of common stock at $2.50 per share in exchange for cash. These warrants expire in May 2004. The fair value of the warrants at the time of issuance was estimated to be approximately $3.9 million, which was recorded as additional paid-in capital and reduced the carrying value of the notes. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, volatility of 100%, risk free interest rate of 5.1% and an expected life of five years. The discount on the notes is being amortized over the term of the notes. For the year ended December 31, 1999, interest expense of

                           AKAMAI TECHNOLOGIES, INC.

$1.5 million related to the fair value of the warrants was recognized. In December 1999, the Company exercised its right to pay off the notes in full and paid $12.2 million in interest and principal. The remaining unpaid balance of $2.8 million is expected to be paid in the first quarter of fiscal 2000. The Company recognized an extraordinary loss from early extinguishment of debt of $3.4 million (or $0.11 per share) during the year ended December 31, 1999.

6.  COMMITMENTS:

  LEASES

     The Company leases its facilities and certain equipment under operating leases. Rent expense for the period from inception (August 20, 1998) to December 31, 1998 and for the year ended December 31, 1999 was $36,000 and $599,000, respectively. The leases expire at various dates through March 1, 2006 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company also leases certain equipment under capital leases. The minimum aggregate future obligations under noncancelable leases and equipment loans as of December 31, 1999 are as follows:

                                                                           CAPITAL
                                                                            LEASES
                                                                          (INCLUDING
                                                              OPERATING   EQUIPMENT
YEAR ENDING                                                    LEASES       LOAN)
-----------                                                   ---------   ----------
                                                                  (in thousands)
2000........................................................   $ 4,869      $  608
2001........................................................     5,594         604
2002........................................................     5,755         181
2003........................................................     5,489          --
2004........................................................     5,319          --
                                                               -------      ------
Total.......................................................   $27,026       1,393
                                                               =======
Less interest...............................................                  (156)
                                                                            ------
Total principal obligation..................................                 1,237
Less current portion........................................                  (504)
                                                                            ------
Noncurrent portion of principal obligation..................                $  733
                                                                            ======

  EQUIPMENT LOAN

     The Company received an equipment loan from its bank for $1.5 million on January 26, 1999. The equipment loan is repayable in monthly installments of $46,317 for 36 months, with a lump sum payment of $112,500 due in February 2002. Interest expense on the loan for the year ended December 31, 1999 was $131,603.

     In connection with the equipment loan, the Company issued warrants for the purchase of 74,499 shares of common stock at a purchase price of $0.40 per share. The warrants were exercisable upon issuance and expire on January 26, 2002. The Company estimated the value of the warrants to be $25,000 at the date of issuance, which has been recorded as additional paid-in capital and reduced the carrying value of the equipment loan. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, volatility of 100%, risk free interest rate of 5.1% and an expected life of three years. The discount on the note is being amortized over the estimated life of the loan. In November 1999, the warrants were fully exercised.

                           AKAMAI TECHNOLOGIES, INC.

  BANDWIDTH USAGE AND CO-LOCATION COSTS

     The Company has commitments for bandwidth usage and co-location with various network service providers. For the years ending December 31, 2000, 2001 and 2002, the minimum commitments are approximately $10.9 million, $3.8 million, and $1.2 million, respectively. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

7.  CONVERTIBLE PREFERRED STOCK:

     The authorized capital stock of the Company consists of (i) 300,000,000 shares of voting common stock ("common stock") authorized for issuance with a par value of $0.01, and (ii) 5,000,000 shares of undesignated preferred stock with a par value of $0.01. Prior to the closing of the Company's initial public offering, the Company authorized 10,000,000 shares of preferred stock with a par value of $0.01, of which 1,100,000 shares were designated as Series A convertible preferred stock ("Series A preferred stock"), 1,327,500 shares were designated as Series B convertible preferred stock ("Series B preferred stock"), 145,195 shares were designated as Series C convertible preferred stock ("Series C preferred stock"), 685,194 shares were designated as Series D convertible preferred stock ("Series D preferred stock"), 1,867,480 shares were designated as Series E convertible preferred stock ("Series E preferred stock") and 985,545 shares were designated as Series F convertible preferred stock ("Series F preferred stock").

     All outstanding shares of preferred stock automatically converted into shares of common stock upon the closing of the initial public offering as follows:

                                                               SHARES OF
                                                              COMMON STOCK
                                                              ------------
Series A preferred stock....................................   20,762,457
Series B preferred stock....................................    7,965,000
Series C preferred stock....................................      908,340
Series D preferred stock....................................    4,111,164
Series E preferred stock....................................    3,734,960
Series F preferred stock....................................      985,545
                                                               ----------
                                                               38,467,466
                                                               ==========

  SERIES A CONVERTIBLE PREFERRED STOCK

     In November and December 1998, the Company issued 1,100,000 shares of Series A preferred stock at $7.60 per share to investors for total consideration of $8,283,758 (net of offering costs of $76,242).

     Prior to conversion of the Series A preferred stock, the holders of the Series A preferred stock had voting rights equivalent to the number of shares of common stock into which their shares of Series A preferred stock were convertible. Dividends were required to be paid when dividends were declared on common stock. The Series A preferred stock was convertible at any time by the holders, at the then applicable conversion rate adjusted for certain events including stock splits and dividends. The Series A preferred stock was redeemable, subject to the approval of the holders of 66% of the then outstanding shares of Series A preferred stock beginning November 23, 2003 if the Company had not made a qualified initial public offering of its common stock. Upon liquidation, holders of Series A preferred stock were entitled to receive, out of funds then generally available, $7.60 per share, plus any declared and unpaid dividends thereon. Following payment to holders of all other classes of preferred stock to which the Series A preferred stock was subordinated, holders of Series A preferred stock were then entitled to share in remaining available funds on an "as-if converted" basis with holders of common stock.

                           AKAMAI TECHNOLOGIES, INC.

  SERIES B CONVERTIBLE PREFERRED STOCK

     In April 1999, the Company issued 1,327,500 shares of Series B preferred stock at $15.066 per share to private investors for total consideration of $19,875,115 (net of offering costs of $125,000). In addition, the Company issued a warrant to purchase 145,195 shares of Series C preferred stock at an exercise price of $34.436 per share which expired at the earlier of (i) December 31, 1999 and (ii) the date immediately prior to the consummation of a qualified initial public offering. The warrant was exercised in October 1999.

     Prior to conversion of the Series B preferred stock, the holders of Series B preferred stock had voting rights equivalent to the number of shares of common stock into which their shares of Series B preferred stock were convertible. Dividends accrued annually and were cumulative at a rate of 8% of the original purchase price of $15.066 per share, on a per share basis. Dividends were only required to be paid in the event of a liquidation or redemption, as defined. The Series B preferred stock was convertible at any time by the holders, at the then applicable conversion rate adjusted for certain events including stock splits. The Series B preferred stock was redeemable, as defined, subject to the approval of the holders of 66% of the then outstanding shares of Series B preferred stock beginning April 16, 2004 if the Company had not made a qualified initial public offering of its common stock. Upon liquidation, holders of Series B preferred stock were entitled to receive, out of funds then generally available, $15.066 per share, plus any accrued and unpaid dividends, thereon. Following payment to holders of all other classes of preferred stock to which the Series B preferred stock was subordinated, holders of Series B preferred stock were then entitled to share in remaining available funds on an "as if converted" basis with holders of common stock.

  SERIES C CONVERTIBLE PREFERRED STOCK

     In connection with the Series B preferred stock issuance, one holder of the Series B preferred stock received the option to purchase 145,195 shares of Series C preferred stock at the purchase price of $34.436 per share. The option to purchase the Series C preferred stock expired upon the earlier of an initial public offering or December 31, 1999. The option was exercised in October 1999.

     Prior to conversion of the Series C preferred stock, the holders of the Series C preferred stock had voting rights equivalent to the number of shares of common stock into which their shares of Series C preferred stock were convertible. Dividends accrued annually and were cumulative at a rate of 8% of the original purchase price of $34.436 per share, on a per share basis. Dividends were only required to be paid in the event of a liquidation or redemption. The Series C preferred stock was convertible at any time by the holders, at the then applicable conversion rate (1-to-1 on the date of issuance; 6.256-to-1 at September 30, 1999) adjusted for certain events including stock splits and dividends subject to the approval of the holders of 66% of the then outstanding shares of Series C preferred stock beginning April 5, 2003 if the Company had not made a qualified initial public offering of its common stock. Upon liquidation, holders of Series C preferred stock were entitled to receive, out of funds generally available, $34.436 per share, plus any accrued and unpaid dividends, thereon. Following payment to holders of all other classes of preferred stock to which Series C was subordinated, holders of Series C preferred stock were then entitled to share in remaining available funds on an "as if converted" basis with holders of common stock.

  SERIES D CONVERTIBLE PREFERRED STOCK

     In June 1999, the Company issued 685,194 shares of Series D preferred stock at $18.243 per share to private investors for total consideration of $12,475,000 (net of offering costs of $25,000).

     Prior to conversion of the Series D preferred stock, the holders of Series D preferred stock had voting rights equivalent to the number of shares of common stock into which their shares of Series D preferred stock were convertible. Dividends accrued annually and were cumulative at a rate of 8% of the original purchase price of $18.243 per share, on a per share basis. Dividends were required to be paid only in the event of a

                           AKAMAI TECHNOLOGIES, INC.

liquidation or redemption, as defined. The Series D preferred stock was convertible at any time by the holders, at the then applicable conversion rate adjusted for certain events including stock splits and dividends. The Series D preferred stock was redeemable, as defined, subject to the approval of the holder of 66% of the then outstanding shares of Series D preferred stock.

     The holder of the Series D preferred stock is also a customer of the Company. In June 1999, the holder of the Series D preferred stock entered into a services agreement with the Company at customary rates. The aggregate minimum value of the services agreement is $12.54 million through April 2001. Revenue recognized from this customer for the period ended December 31, 1999 was $882,981.

  SERIES E CONVERTIBLE PREFERRED STOCK

     In August 1999, the Company issued 1,867,480 shares of Series E preferred stock at $26.239 per share to a private investor for total consideration of $48,966,282 (net of offering costs of $34,526).

     Prior to conversion of the Series E preferred stock, the holders of Series E preferred stock had voting rights equivalent to the number of shares of common stock into which the shares of Series E preferred stock were convertible. Dividends accrued annually and were cumulative at a rate of 8% of the original purchase price of $26.239 per share, on a per share basis. Dividends were required to be paid only in the event of a liquidation or redemption. The Series E preferred stock was convertible at any time by the holders, at the then applicable conversion rate adjusted for certain events such as stock splits and dividends. The Series E preferred stock was redeemable, subject to the approval of the holders of 66% of the then outstanding shares of Series E preferred stock.

  SERIES F CONVERTIBLE PREFERRED STOCK

     In September 1999, the Company issued 985,545 shares of Series F preferred stock at $15.22 per share to a private investor for total consideration of $14,987,595 (net of offering costs of $12,400).

     Prior to conversion of the Series F preferred stock, the holders of Series F preferred stock had voting rights equivalent to the number of shares of common stock into which the shares of Series F preferred stock were convertible. Dividends accrued annually and were cumulative at a rate of 8% of the original purchase price of $15.22 per share, on a per share basis. Dividends were required to be paid only in the event of a liquidation or redemption. The Series F preferred stock was convertible at any time by the holders, at the then applicable conversion rate adjusted for certain events such as stock splits and dividends. The Series F preferred stock was redeemable, subject to the approval of the holders of 66% of the then outstanding shares of Series F preferred stock.

8.  STOCKHOLDERS' EQUITY (DEFICIT):

  PUBLIC OFFERING

     In October 1999, Akamai completed an initial public offering of 9,000,000 shares of its common stock for net proceeds of $215.4 million after underwriting discounts and commissions and offering expenses. As a result, all outstanding shares of preferred stock automatically converted into 38,467,466 shares of common stock.

  STOCK SPLIT

     On January 28, 1999, the Company effected a 3-for-1 stock split through a stock dividend of common stock. On May 25, 1999, the Company effected a 3-for-1 stock split through a stock dividend of common stock. On September 8, 1999 the Company effected a 2-for-1 stock split through a stock dividend of common

                           AKAMAI TECHNOLOGIES, INC.

stock. All references to preferred and common stock share and per share amounts including options and warrants to purchase common stock have been retroactively restated to reflect the stock splits.

  COMMON STOCK

     The common stockholders are entitled to one vote per share. At December 31, 1999, the Company had reserved 16,397,611 shares of common stock for future issuance upon the exercise of warrants and stock options.

  NOTES RECEIVABLE FROM OFFICERS FOR STOCK

     In the connection with the issuance of restricted common stock, the Company received full recourse notes receivable from the Chief Executive Officer, President, Chief Financial Officer and the General Counsel of the Company in the amounts of $1,980,000, $500,000, $2,620,000 and $624,000, respectively. These notes bear interest between 5.3% and 6.1%, and are payable in full by March 26, 2009, May 18, 2009, July 23, 2009 and July 23, 2009, respectively.

9.  STOCK PLANS:

  1998 OPTION PLAN

     In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Option Plan") for the issuance of incentive and nonqualified stock options and restricted stock awards. The number of shares of common stock reserved for issuance under the 1998 Option Plan is 28,755,600 shares. Options to purchase common stock and restricted stock awards are granted at the discretion of the Board of Directors.

     Under the terms of the 1998 Option Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors but in no case may the exercise price be less than the statutory minimum. Vesting of options granted is at the discretion of the Board of Directors, which typically is four years. The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of the Company.)

     A restricted stock award provides for the issuance of common stock to directors, officers, consultants and other key personnel at prices determined by a Committee selected by the Board of Directors. Participants' unvested shares are subject to repurchase by the Company at the original purchase price for up to four years. Generally, 25% of the shares vest on the first anniversary of the date of purchase and, thereafter, the remaining shares vest on a quarterly basis through the fourth anniversary of the date of purchase. As of December 31, 1998 and 1999, the Company had the right to repurchase up to 3,283,200 and 9,874,750 unvested shares, respectively. Such shares may be repurchased at the original purchase prices ranging from $0.01 to $2.50 per share.

                           AKAMAI TECHNOLOGIES, INC.

     A summary of activity under the Company's 1998 Option Plan for the period from inception (August 20, 1998) to December 31, 1998 and the year ended December 31, 1999 is presented below:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            PURCHASE
                                                                SHARES        PRICE
                                                              ----------    ---------
RESTRICTED STOCK AWARDS
Outstanding at inception....................................          --         --
  Issued....................................................   3,283,200      $0.02
                                                              ----------
Outstanding at December 31, 1998............................   3,283,200       0.02
  Issued....................................................   9,820,000       0.62
                                                              ----------
Outstanding at December 31, 1999............................  13,103,200       0.21
                                                              ==========
Vested restricted common stock at December 31, 1999.........   3,228,450       0.22
                                                              ==========

     There were 31,282,100 shares of restricted common stock issued outside of the plan in the period ended December 31, 1998. As of December 31, 1998 and 1999, the Company had the right to repurchase up to 14,765,904 and 9,355,680 unvested shares, respectively.

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE
                                                                SHARES        PRICE
                                                              ----------    ---------
STOCK OPTION AWARDS
Outstanding at inception....................................          --         --
  Granted...................................................   1,287,000      $0.02
                                                              ----------
Outstanding at December 31, 1998............................   1,287,000       0.02
  Granted...................................................  15,324,425       7.22
  Exercised.................................................    (549,500)      0.06
  Forfeited.................................................  (1,645,400)      2.76
                                                              ----------
Outstanding at December 31, 1999............................  14,416,525       7.43
                                                              ==========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                         VESTED AND EXERCISABLE
                                 WEIGHTED                -----------------------
                                  AVERAGE     WEIGHTED                 WEIGHTED
    RANGE OF        NUMBER       REMAINING    AVERAGE                   AVERAGE
    EXERCISE      OF OPTIONS    CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
     PRICES       OUTSTANDING      LIFE        PRICE     OF OPTIONS      PRICE
    --------      -----------   -----------   --------   -----------   ---------
$ 0.01 -   0.04    5,340,900        9.0        $ 0.03      424,350      $ 0.02
  0.34 -   0.50      702,000        9.2          0.42           --          --
  0.84 -   1.00    1,368,600        9.4          0.90      120,000        0.84
      2.50         1,028,000        9.5          2.50       20,000        2.50
 13.12 -  15.22    5,174,400        9.7         14.21       20,000       15.22
     19.80           738,500        9.8         19.80           --          --
     230.38           64,125       10.0        230.38           --          --
                  ----------                               -------
  0.01 - 230.38   14,416,525        9.4          7.43      584,350        0.79
                  ==========                               =======

                           AKAMAI TECHNOLOGIES, INC.

FAIR VALUE DISCLOSURE

     As discussed in Note 2, the Company has adopted SFAS No. 123 through disclosure only. Had the Company accounted for stock options to employees under the fair value method prescribed under SFAS No. 123, Akamai's net losses and basic and diluted net loss per share on a pro forma basis would be as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              ------    --------
Net loss attributable to common stockholders (in thousands):
  As reported...............................................  $ (890)   $(59,800)
  Pro Forma.................................................    (891)    (64,600)
Basic and diluted net loss per share:
  As reported...............................................  $(0.06)   $  (1.98)
  Pro Forma.................................................   (0.06)      (2.14)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1999
                                                              ------    ------
Expected option term (years)................................     7.0       5.6
Risk-free interest rate (%).................................    4.07      5.61
Expected volatility (%).....................................      --      24.7
Dividend yield (%)..........................................      --        --
Weighted average fair value of options granted..............  $ 0.26    $ 4.74

     From inception (August 20, 1998) through December 31, 1998, the Company recorded $1,711,591 in deferred compensation for restricted stock awards and options to purchase common stock granted at exercise or purchase prices subsequently determined to be below the fair value of the common stock. Compensation expense of $205,617 was recognized during the period from inception (August 20, 1998) through December 31, 1998. For the year ended December 31, 1999, the Company recorded $38,229,769 in deferred compensation for restricted stock awards and options to purchase common stock granted at exercise or purchase prices subsequently determined to be below the fair value of common stock. Compensation expense of $10,005,216 was recognized during the year ended December 31, 1999.

  EMPLOYEE STOCK PURCHASE PLAN

     In August 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan provides for the issuance of up to 600,000 shares of common stock to participating employees.

                           AKAMAI TECHNOLOGIES, INC.

10.  INCOME TAXES:

     The provision for income taxes consists of the following:

                                                             PERIOD FROM
                                                              INCEPTION
                                                          (AUGUST 20, 1998)    YEAR ENDED
                                                           TO DECEMBER 31,    DECEMBER 31,
                                                                1998              1999
                                                          -----------------   -------------
                                                                   (in thousands)
Deferred tax expense/(benefit)..........................        $(288)          $(19,573)
Valuation allowance.....................................          288             19,573
                                                                -----           --------
                                                                $  --           $     --
                                                                =====           ========

     The Company's effective tax rate varies from the statutory rate as follows:

                                                              PERIOD FROM
                                                               INCEPTION
                                                           (AUGUST 20, 1998)    YEAR ENDED
                                                            TO DECEMBER 31,    DECEMBER 31,
                                                                 1998              1999
                                                           -----------------   -------------
U.S. Federal income tax rate.............................        (34.0)%           (34.0)%
State taxes..............................................         (6.3)             (5.4)
Deferred compensation amortization.......................          3.2               6.0
Other....................................................         (0.9)             (0.6)
Valuation allowance......................................         38.0              34.0
                                                                 -----            ------
                                                                    --%               --%
                                                                 =====            ======

     Based on the Company's current financial status, realization of the Company's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded. The components of the net deferred tax asset (liability) and the related valuation allowance are as follows:

                                                                    DECEMBER 31,
                                                          ---------------------------------
                                                                1998              1999
                                                          -----------------   -------------
                                                                   (in thousands)
Net operating loss carryforwards........................        $  16           $ 15,617
Capitalized start-up costs..............................          207                458
Capitalized research and development expenses...........           70              2,624
Depreciation............................................          (13)               624
Equity related compensation.............................           --                510
Other...................................................            8                 28
                                                                -----           --------
                                                                  288             19,861
Valuation allowance.....................................         (288)           (19,861)
                                                                -----           --------
Net deferred tax assets.................................        $  --           $     --
                                                                =====           ========

     As of December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $37.5 million which begin to expire in 2019 and 2004, respectively. The Company also has federal and state tax credit carryforwards of $323,000 and $247,000, respectively.

     Ownership changes resulting from the Company's issuance of capital stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company's value immediately prior to the

                           AKAMAI TECHNOLOGIES, INC.

ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

11.  EMPLOYEE BENEFIT PLAN:

     In January 1999, the Company established a savings plan for its employees which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company has not contributed to the savings plan to date.

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     The following is the supplemental cash flow information for all periods presented:

                                                    PERIOD FROM
                                                     INCEPTION
                                                 (AUGUST 20, 1998)    YEAR ENDED
                                                  TO DECEMBER 31,    DECEMBER 31,
                                                       1998              1999
                                                 -----------------   ------------
                                                          (in thousands)
Cash paid during the period for interest.......        $ 10             $1,603
Cash paid during the period for income taxes...          --                  6
Noncash financing and investing activities:
     Purchase of technology license for
       stock...................................         490                 --
     Issuance of restricted common stock in
       exchange for note receivable............          --              5,724
     Dividends accrued, not paid on convertible
       preferred stock.........................          --              2,241
     Acquisition of equipment through capital
       lease...................................          40                102

13.  QUARTERLY FINANCIAL RESULTS (UNAUDITED):

     The following tables set forth certain unaudited quarterly results of operations of the Company for the year ended 1999. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                           AKAMAI TECHNOLOGIES, INC.

                                                          THREE MONTHS ENDED
                                      -----------------------------------------------------------
                                       MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                         1999           1999            1999             1999
                                      -----------    -----------    -------------    ------------
                                                 (in thousands, except per share data)
Revenue.............................  $        --    $       404     $       883     $     2,699
                                      -----------    -----------     -----------     -----------
Operating expenses:
     Cost of service................          186          1,222           3,125           4,469
     Engineering and development....          755          1,299           3,320           6,375
     Sales, general and
       administrative...............        1,101          4,142           6,833          17,592
     Equity related compensation....          878            460           6,280           2,387
                                      -----------    -----------     -----------     -----------
          Total operating
            expenses................        2,920          7,123          19,558          30,823
                                      -----------    -----------     -----------     -----------
Operating loss......................       (2,920)        (6,719)        (18,675)        (28,124)
Interest income (expense), net......           33           (177)            133           2,280
Extraordinary loss from early
  extinguishment of debt............           --             --              --          (3,390)
                                      -----------    -----------     -----------     -----------
Net loss............................       (2,887)        (6,896)        (18,542)        (29,234)
Dividends and accretion to preferred
  stock redemption value............            4            291           1,350             596
                                      -----------    -----------     -----------     -----------
Net loss attributable to common
  stockholders......................  $    (2,891)   $    (7,187)    $   (19,892)    $   (29,830)
                                      ===========    ===========     ===========     ===========
Basic and diluted net loss per
  share.............................  $     (0.17)   $     (0.34)    $     (0.80)    $     (0.51)
Weighted average common shares
  outstanding.......................       17,045         21,166          24,849          59,033

14.  SUBSEQUENT EVENTS:

  MERGER AGREEMENT WITH NETWORK24 COMMUNICATIONS, INC.

     On February 10, 2000, the Company consummated the acquisition of Network24 Communications, Inc. ("Network24"). The Company acquired all of the outstanding common and preferred stock of Network24 in exchange for 599,152 shares of Akamai common stock and $12.5 million in cash. Akamai also issued options and warrants exercisable for 195,862 shares of Akamai's common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. The value of the acquisition is estimated to be $198.2 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition will be accounted for using the purchase method.

  MERGER AGREEMENT WITH INTERVU INC.

     On February 6, 2000, Akamai entered into a definitive agreement to acquire INTERVU Inc. ("INTERVU"). Under the agreement, the Company will acquire all of the outstanding common stock and preferred stock of INTERVU in exchange for approximately 9.97 million shares of Akamai common stock. Akamai will also issue options and warrants exercisable for approximately 2.16 million shares of Akamai's common stock in exchange for all outstanding options and warrants exercisable for INTERVU common stock. The value of the acquisition is estimated to be $2.837 billion based on the fair value of the consideration paid plus direct acquisition costs. The acquisition will be accounted for using the purchase method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of Akamai, and their ages and positions as of January 31, 2000, are as follows:

NAME                                           AGE                       POSITION
----                                           ---                       --------
George H. Conrades(1)........................  60    Chairman of the Board of Directors and Chief
                                                     Executive Officer
Paul Sagan...................................  40    President and Chief Operating Officer
F. Thomson Leighton..........................  43    Chief Scientist and Director
Daniel M. Lewin..............................  29    Chief Technology Officer and Director
Timothy Weller...............................  34    Chief Financial Officer and Treasurer
Robert O. Ball III...........................  41    Vice President, General Counsel and Secretary
Peter Danzig.................................  39    Vice President of Technology
Earl P. Galleher III.........................  40    Vice President of Worldwide Sales and Support
David Goodtree...............................  38    Vice President of Strategy and Products
Steven P. Heinrich...........................  54    Vice President of Human Resources
Jonathan Seelig..............................  27    Vice President of Strategy and Corporate
                                                     Development
Arthur H. Bilger(2)..........................  47    Vice Chairman of the Board of Directors
Todd A. Dagres(1)............................  39    Director
Terrance G. McGuire(1)(2)....................  43    Director
Edward W. Scott(2)...........................  37    Director

---------------
(1) Member of the Compensation Committee

(2) Member of the Audit Committee

     Set forth below is certain information regarding the professional experience for each of the above-named persons.

     George H. Conrades has served as Chairman and Chief Executive Officer of Akamai since April 1999 and as a director since December 1998. Mr. Conrades has also been a venture partner of Polaris Venture Partners, Inc., an early stage investment company, since August 1998. From August 1997 to July 1998, Mr. Conrades served as Executive Vice President of GTE and President of GTE Internetworking, an integrated telecommunication services firm. Mr. Conrades served as Chairman of the Board of Directors and Chief Executive Officer of BBN Corporation, a national Internet services provider and Internet technology research and development company, from January 1994 until its acquisition by GTE Internetworking in July 1997. Prior to joining BBN Corporation, Mr. Conrades was an IBM Senior Vice President and a Member of IBM's Corporate Management Board. Mr. Conrades is currently a director of CBS and Infinity Broadcasting, a media company. He is also an interim member of the board of ICANN, the Internet Corporation for the Assignment of Names and Numbers, a non-profit organization established by the United States government to oversee the administration of Internet names and addresses.

     Paul Sagan joined Akamai in October 1998 as Vice President and Chief Operating Officer and has served as President and Chief Operating Officer since May 1999. Mr. Sagan was the Senior Advisor to the World Economic Forum, a Geneva, Switzerland-based organization, from July 1997 to August 1998. From December 1995 to December 1996, Mr. Sagan was the President and Editor of Time Inc. New Media, an affiliate of Time Warner, Inc., a global media and entertainment company. From September 1992 to

December 1995, Mr. Sagan served as a vice president and senior vice president of Time Warner Cable, a division of Time Warner, Inc.

     F. Thomson Leighton co-founded Akamai and has served as Chief Scientist and a director since August 1998. Dr. Leighton has been a professor of Mathematics at MIT since 1982 and has served as the Head of the Algorithms Group in MIT's Laboratory for Computer Science since its inception in 1996. Dr. Leighton is currently on sabbatical from MIT. Dr. Leighton is a former two-term chair of the 2,000-member Association of Computing Machinery Special Interest Group on Algorithms and Complexity Theory, and a former two-term Editor-in-Chief of the Journal of the ACM, one of the nation's premier journals for computer science research.

     Daniel M. Lewin co-founded Akamai and has served as a director since August 1998. Mr. Lewin served as President of Akamai from August 1998 to May 1999 and as Chief Technology Officer since May 1999. Since July 1996, Mr. Lewin has been a Ph.D. candidate in the Algorithms Group at MIT's Laboratory for Computer Science. From May 1994 to May 1996, Mr. Lewin worked at IBM's research laboratory in Haifa, Israel as a full-time Research Fellow and Project Leader responsible for the development and support of IBM's Genesys system.

     Timothy Weller joined Akamai in August 1999 as Chief Financial Officer. From July 1993 until August 1999, Mr. Weller was an equity research analyst at Donaldson, Lufkin & Jenrette, an investment banking firm. Mr. Weller holds a Ph.D. in Electrical Engineering from the University of Illinois.

     Robert O. Ball III has served as Vice President and General Counsel of Akamai since July 1999 and has served as Secretary since August 1999. From June 1996 until August 1999, Mr. Ball was a Partner and Chair of the Electronic Commerce Practice Team at Alston & Bird LLP, a law firm. From 1991 until May 1996, Mr. Ball was a Partner at Cashin, Morton & Mullins, a law firm.

     Peter Danzig joined Akamai in September 1999 as Vice President of Technology. Prior to joining Akamai, from March 1997 to August 1999, Mr. Danzig served as acting Chief Technology Officer of the NetCache group at Network Appliance, Inc., a provider of network data solutions. Mr. Danzig founded Internet Middleware Corporation, a provider of web caching solutions, in May 1996 and served as its Chief Technology Officer until it was acquired by Network Appliance in March 1997. From January 1990 to May 1996, Mr. Danzig was an Assistant Professor of Computer Science at the University of Southern California.

     Earl P. Galleher III has served as Vice President of Worldwide Sales and Support of Akamai since March 1999. From March 1996 until August 1998, Mr. Galleher was employed with Digex, Inc., a national Internet carrier, where he served as Vice President and General Manager from March 1996 to January 1997 and as the President of the Web Site Management Division from January 1997 to August 1998. From November 1991 to February 1996, Mr. Galleher served as Director of Marketing at American Mobile Satellite Corporation, a mobile voice and data service provider.

     David Goodtree has served as the Vice President of Strategy and Products since December 1999. From March 1999 until December 1999 Mr. Goodtree served as Vice President of Marketing. From October 1994 to March 1999, Mr. Goodtree served as Group Director at Forrester Research, Inc., an independent technology research firm. Prior to joining Forrester Research, Inc., from October 1990 to September 1994, Mr. Goodtree managed product development for MCI Communications Corporation, now known as MCI WorldCom, Inc., a telecommunications company.

     Steven P. Heinrich has served as Vice President of Human Resources of Akamai since March 1999. Prior to joining Akamai, Mr. Heinrich established Constellation Consulting, Inc., a human resources consulting firm specializing in early stage, high technology businesses. From November 1979 to October 1997, Mr. Heinrich was employed by BBN Corporation where he served as the Vice President of Human Resources from March 1993 to October 1997.

     Jonathan Seelig co-founded Akamai in August 1998 and has served as Vice President of Strategy and Corporate Development since that time. From January 1995 to September 1997, Mr. Seelig worked for ECI Telecom, Ltd., a provider of digital telecommunications and data transmission systems to network service providers. Mr. Seelig is presently on a leave of absence as an M.B.A. candidate at MIT's Sloan School of Management.

     Arthur H. Bilger has served as a director of Akamai since November 1998 and has served as Vice Chairman of the Board of Directors since August 1999. From December 1994 until March 1997, Mr. Bilger was president, chief operating officer and a member of the board of directors of New World Communications Group Incorporated, an entity engaged in television broadcasting and production. From August 1990 until December 1994, Mr. Bilger was a founding principal of Apollo Advisors, L.P. and Lion Advisors, L.P., entities engaged in the management of securities investments. Mr. Bilger is currently a director of Mandalay Resort Group, an owner and operator of hotel casino facilities.

     Todd A. Dagres has served as a director of Akamai since November 1998. Since February 1996, Mr. Dagres has been a general partner of Battery Ventures, a venture capital firm. From February 1994 to February 1996, Mr. Dagres was a Principal and Senior Technology Analyst at Montgomery Securities, now known as Banc of America Securities LLC, an investment bank and brokerage firm.

     Terrance G. McGuire has served as a director of Akamai since April 1999. Mr. McGuire is a founder and has been a general partner of Polaris Venture Partners, Inc. since June 1996. Since 1992, Mr. McGuire has also been a general partner of Burr, Egan, Deleage & Co., a venture capital firm.

     Edward W. Scott has served as a director of Akamai since April 1999. Mr. Scott is a founder and general partner of the Baker Communications Fund, a communications private equity fund. He has been a general partner of that firm since March 1996. From December 1990 until March 1996, Mr. Scott was a private equity investor with the Apollo Investment Fund, L.P.

     Each executive officer serves at the discretion of the board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of the directors or executive officers of Akamai.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation earned by (1) each of the persons who served during 1999 as Akamai's chief executive officer and (2) each of Akamai's four other most highly compensated executive officers who received annual compensation in excess of $100,000 in 1999, collectively referred to below as the Named Executive Officers. In the table below, columns required by the regulations of the Securities and Exchange Commission have been omitted where no information was required to be disclosed under those columns.

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                       ANNUAL COMPENSATION(2)    -----------------------
                                                       -----------------------    NUMBER OF SECURITIES
NAME AND PRINCIPAL POSITION(1)                  YEAR   SALARY($)     BONUS($)    UNDERLYING OPTIONS/SARS
------------------------------                  ----   ----------    ---------   -----------------------
George H. Conrades............................  1999    260,077            --                  --
  Chairman of the Board of Directors and        1998         --            --                  --
  Chief Executive Officer
Daniel M. Lewin(3)............................  1999    120,000            --                  --
  Chief Technology Officer and Director         1998     30,000            --                  --
Paul Sagan....................................  1999    205,417            --                  --
  President and Chief Operating Officer         1998     22,275            --                  --
Robert O. Ball III............................  1999    105,769       100,000              60,000
  Vice President, General Counsel and           1998         --            --                  --
  Secretary
Earl Galleher.................................  1999    137,981        50,000                  --
  Vice President of Worldwide Sales and
     Support                                    1998         --            --                  --
David Goodtree................................  1999    115,385       100,000           1,260,000
  Vice President of Strategy and Products       1998         --            --                  --

---------------
(1) Mr. Conrades commenced employment with Akamai in April 1999; Mr. Lewin co-founded Akamai in August 1998; Mr. Sagan commenced employment with Akamai in October 1998; Mr. Ball commenced employment with Akamai in July 1999; Mr. Galleher commenced employment with Akamai in March 1999; and Mr. Goodtree commenced employment with Akamai in March 1999.

(2) Other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits contributed less than $50,000 or 10% of the total salary and bonus for each Named Executive Officer for such year.

(3) Daniel M. Lewin served as President of Akamai until May 18, 1998 when he became Chief Technology Officer.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth each grant of stock options during 1999 to each of the Named Executive Officers. No stock appreciation rights were granted during such fiscal year.

                                                              INDIVIDUAL GRANTS
                                ------------------------------------------------------------------------------
                                              PERCENT OF                                 POTENTIAL REALIZABLE
                                                 TOTAL                                     VALUE AT ASSUMED
                                NUMBER OF    OPTIONS/SARS                                   ANNUAL RATES OF
                                SECURITIES    GRANTED TO                                      STOCK PRICE
                                UNDERLYING   EMPLOYEES IN    EXERCISE OR                   APPRECIATION FOR
                                 OPTIONS/       FISCAL        BASE PRICE                    OPTION TERM(2)
                                   SARS          YEAR         PER SHARE     EXPIRATION   ---------------------
                                 GRANTED       1999 (%)      ($/SHARE)(1)      DATE       5% ($)     10% ($)
                                ----------   -------------   ------------   ----------   --------   ----------
George H. Conrades............         --          --              --              --         --           --
Daniel M. Lewin...............
Paul Sagan....................         --          --              --              --         --           --
Robert O. Ball III............     60,000         0.4           19.80        10/28/09    747,127    1,893,366
Earl P. Galleher III..........
David Goodtree................  1,260,000         8.7           .0417         3/22/09     33,043       83,738

---------------
(1) The exercise price was equal to the fair market value of Akamai's common stock as determined by the Board of Directors on the date of grant.

(2) The potential realizable value is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent Akamai's prediction of its stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

OPTIONS EXERCISED IN LAST FISCAL YEAR

     The following table sets forth for each of the Named Executive Officers options exercised and the number and value of securities underlying unexercised options that are held by the Named Executive Officers as of December 31, 1999. None of the Named Executive Officers exercised options in 1999.

                                                NUMBER OF SECURITIES
                                                     UNDERLYING                 VALUE OF UNEXERCISED
                                                    UNEXERCISED                 IN-THE-MONEY OPTIONS
                                                     OPTIONS AT               AT DECEMBER 31, 1999(1)
                                                 DECEMBER 31, 1999                       $
                                            ----------------------------    ----------------------------
                                            EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                            -----------    -------------    -----------    -------------
George H. Conrades........................      --                  --          --                   --
Daniel M. Lewin...........................      --                  --          --                   --
Paul Sagan................................      --                  --          --                   --
Robert O. Ball III........................      --              60,000          --           18,469,500
Earl P. Galleher III......................      --                  --          --                   --
David Goodtree............................      --           1,260,000          --          412,754,958

---------------
(1) On December 31, 1999, the last sale price reported on the Nasdaq National Market for Akamai's common stock was $327 5/8 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as to the number of shares of Akamai common stock beneficially owned as of February 15, 2000 by the following:

     - each person who beneficially owns more than 5% of the outstanding shares of Akamai common stock,

     - each director of Akamai,

     - each Named Executive Officer and

     - Akamai executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Unless otherwise indicated below, to Akamai's knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated, the address of each person owning more than 5% of the outstanding shares of common stock is c/o Akamai Technologies, Inc., 500 Technology Square, Cambridge, Massachusetts 02139.

                                                                                    PERCENTAGE OF
                                                                                       COMMON
                                                               NUMBER OF SHARES         STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIALLY OWNED     OUTSTANDING
------------------------------------                          ------------------    -------------
Battery Ventures IV, L.P.(1)................................      10,269,304            11.0%
  20 William Street
  Wellesley, MA 02481
F. Thomson Leighton.........................................       9,199,750             9.9
Daniel M. Lewin.............................................       9,316,750            10.0
Baker Communication's Fund, O.P.(2).........................       7,418,471             7.9
  c/o Baker Capital Partners, LLC
  540 Madison Avenue
  New York, NY 10022
George H. Conrades(3).......................................       6,559,381             7.0
Entities affiliated with Polaris Venture....................       6,662,623             7.1
  Management Co. II, L.L.C.(4)
  20 William Street
  Wellesley, MA 02481
Arthur H. Bilger(5).........................................       1,885,882             2.0
Todd A. Dagres(6)...........................................      10,269,304            11.0
  c/o Battery Ventures IV, L.P.
  20 William Street
  Wellesley, MA 02481
Terrance G. McGuire(7)......................................       6,662,623             7.1
  c/o Polaris Management Co. II, LLC
  1000 Winter Street
  Suite 3350
  Waltham, MA 02451
Edward W. Scott(8)..........................................       7,418,471             7.9
  c/o Baker Capital Partners, LLC
  540 Madison Avenue
  New York, NY 10022
Paul Sagan(9)...............................................       3,117,777             3.4
Earl P. Galleher III(10)....................................       1,334,295             1.4
David Goodtree(11)..........................................         315,300               *
Robert O. Ball III(12)......................................         250,300               *
All executive officers and directors as a group (15
  persons)(13)..............................................      59,760,583            63.2

---------------
 (*) Represents less than 1%

 (1) Includes 157,906 shares held by Battery Investment Partners IV, LLC. Battery Ventures IV, L.P. is the managing member of Battery Investment Partners IV, LLC.

 (2) Includes 934,668 shares issuable upon the exercise of warrants exercisable within 60 days after February 15, 2000.

 (3) Includes 1,485,000 shares held by Lawrence T. Warble, Trustee Under Agreement Dated August 10, 1999, and 8,694 shares issuable upon the exercise of warrants exercisable within 60 days after February 15, 2000. Excludes shares held by entities affiliated with Polaris Venture Management Co. II, L.L.C., of which Mr. Conrades is a general partner.

 (4) Represents 6,377,474 shares by Polaris Venture Partners II L.P., 151,625 shares held by Polaris Venture Partners Founders' Fund II L.P., 130,356 shares issuable upon exercise of warrants held by Polaris Venture Partners II L.P. and exercisable within 60 days after February 15, 2000 and 3,168 shares issuable upon the exercise of warrants held by Polaris Venture Partners Founders' Fund II L.P. and exercisable within 60 days after February 15, 2000. Polaris Venture Management Co. II, L.L.C. is the general partner of Polaris Venture Partners and Polaris Venture Founders' Fund II L.P.

 (5) Represents 594,000 shares held by the Arthur H. Bilger 1996 Family Trust, 1,220,872 shares held by ADASE Partners, L.P., 57,660 shares held by AT Investors LLC and 13,350 shares issuable upon the exercise of warrants held by AT Investors LLC and exercisable within 60 days after February 15, 2000. Mr. Bilger, a director of Akamai, is the managing member of the general partner of ADASE Partners, L.P. and managing member of AT Investors LLC. Mr. Bilger disclaims beneficial ownership of the shares held by the Arthur
     H. Bilger 1996 Family Trust, ADASE Partners, L.P. and AT Investors LLC except to the extent of his pecuniary interest in those entities. Excludes shares held by Baker Communications Fund, L.P., of which Mr. Bilger is a limited partner.

 (6) Represents 10,111,398 shares held by Battery Ventures IV, L.P. and 157,906 shares held by Battery Investment Partners IV, LLC. Battery Ventures IV, L.P. is the managing member of Battery Investment Partners IV, LLC. Todd A. Dagres, a director of Akamai, is a general partner of Battery Ventures IV, L.P. Mr. Dagres disclaims beneficial ownership of the shares held by Battery Ventures IV, L.P. and Battery Investment Partners IV, LLC except to the extent of his pecuniary interest in those entities.

 (7) Represents 6,377,474 shares held by Polaris Venture Partners II L.P., 151,625 shares held by Polaris Venture Partners Founders' Fund II L.P., 130,356 shares issuable upon exercise of warrants held by Polaris Venture Partners II L.P. and exercisable within 60 days after February 15, 2000 and 3,168 shares issuable upon the exercise of warrants held by Polaris Venture Partners Founders' Fund II L.P. and exercisable within 60 days after February 15, 2000. Polaris Venture Management Co. II, L.L.C. is the general partner of Polaris Venture Partners II L.P. and Polaris Venture Partners Founders' Fund II L.P. Terrance G. McGuire, a director of Akamai, is a general partner of Polaris Venture Management Co. II, L.L.C. Mr. McGuire disclaims beneficial ownership of the shares held by Polaris Venture Partners II L.P. and Polaris Venture Partners Founders' Fund II L.P. except to the extent of his pecuniary interest in those entities.

 (8) Represents 6,483,803 shares held by Baker Communications Fund, L.P. and 934,668 shares issuable upon the exercise of warrants exercisable within 60 days after February 15, 2000 held by Baker Communications Fund, L.P. Baker Capital Partners, LLC is general partner of Baker Fund, L.P. Edward W. Scott, a director of Akamai, is a general partner of Baker Communications Fund, L.P. Mr. Scott disclaims beneficial ownership of the shares held by Baker Communications Fund, L.P. except to the extent of his pecuniary interest in Baker Communications Fund, L.P.

 (9) Represents 1,080,000 shares held by Donald A. Glassberg, Trustee of the Paul Sagan Investment Trust. Mr. Sagan disclaims beneficial ownership of shares held by Donald A. Glassberg, Trustee of the Paul Sagan Investment Trust except to the extent of his pecuniary interest herein. Includes 1,932 shares issuable upon the exercise of options exercisable within 60 days after February 15, 2000.

(10) Includes 6,450 shares issuable upon the exercise of warrants exercisable within 60 days after February 15, 2000.

(11) Includes 315,000 shares issuable upon the exercise of options exercisable within 60 days after February 15, 2000.

(12) Includes 100 shares held as custodian for each of Mr. Ball's three minor children.

(13) Includes 1,517,368 shares issuable upon the exercise of options and warrants exercisable within 60 days after February 15, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ISSUANCES OF PREFERRED STOCK AND 15% SENIOR SUBORDINATED NOTES

     In 1999, Akamai issued and sold convertible preferred stock and 15% senior subordinated notes coupled with warrants to purchase common stock at an exercise price of approximately $2.50 per share to the following persons and entities who are executive officers, directors or 5% or greater stockholders of Akamai. For more detail on shares of stock held by these purchasers, see "Security Ownership of Certain Beneficial Holders and Management" on page 51.

                                                                                       WARRANTS TO
                                                         SERIES B                      PURCHASE THE
                                                        CONVERTIBLE     15% SENIOR      FOLLOWING
                                                         PREFERRED     SUBORDINATED     SHARES OF
NAME                                                     STOCK(1)         NOTES        COMMON STOCK
----                                                    -----------    ------------    ------------
Arthur H. Bilger(2)...................................      9,610       $  100,000        13,350
Baker Communications Fund, L.P. ......................    929,244       $7,000,000       934,668
Battery Ventures IV, L.P.(3)..........................     63,056               --            --
George H. Conrades(4).................................      8,649       $   65,145         8,694
Earl P. Galleher III..................................        961       $   48,333         6,450
Jonathan Seelig.......................................      4,228       $   31,852         4,248
Entities affiliated with Polaris Venture Management
  Co., II, L.L.C.(5)..................................    237,318       $1,000,000       133,524
Paul Sagan............................................      1,922       $   14,477         1,932

---------------
(1) Upon the closing of Akamai's initial public offering on November 3, 1999, each share of Series B convertible preferred stock automatically converted into six shares of Akamai common stock.

(2) Excludes securities held by Baker Communications Fund, L.P., of which Mr. Bilger is a limited partner. Mr. Bilger is the managing member of the general partner of ADASE Partners, L.P. and the managing member of AT Investors LLC. Mr. Bilger's shares of common stock issued upon conversion of Series B convertible preferred stock and his notes and warrants are held by AT Investors LLC. Mr. Bilger disclaims beneficial ownership of the securities held by ADASE Partners, L.P. and AT Investors LLC except to the extent of his pecuniary interest in those entities.

(3) Includes 969 shares of Series B convertible preferred stock held by Battery Investment Partners IV, LLC, of which Battery Ventures IV, L.P. is a managing member.

(4) Excludes securities held by entities affiliated with Polaris Venture Management Co. II, L.L.C., of which Mr. Conrades is a general partner.

(5) Represents 231,687 shares of Series B convertible preferred stock, 15% senior subordinated notes in the principal amount of $976,271 and 130,356 warrants held by Polaris Venture Partners II L.P. and 5,631 shares of Series B convertible preferred stock, 15% senior subordinated notes in the principal amount of $23,729 and 3,168 warrants held by Polaris Venture Partners Founders Fund II L.P.

SERIES B FINANCING.

     On April 16, 1999 and April 30, 1999, Akamai issued an aggregate of 1,327,500 shares of Series B convertible preferred stock to 24 investors, including Arthur H. Bilger, Baker Communications Fund, L.P., Battery Ventures IV, L.P., Battery Investment Partners IV, LLC, George H. Conrades, Earl P. Galleher III, Jonathan Seelig, Polaris Venture Partners II L.P., Polaris Venture Partners Founders Fund II L.P. and Paul

Sagan. The per share purchase price for the Series B convertible preferred stock was $15.07. As part of Akamai's Series B financing, Akamai granted Baker Communications Fund, L.P. an option to purchase up to 145,195 shares of Akamai's Series C convertible preferred stock and an option to purchase 5% of the shares sold in the initial public offering. In October 1999, Baker exercised both of these options.

15% SENIOR SUBORDINATED NOTE FINANCING.

     On May 7, 1999 Akamai issued 15% senior subordinated notes in the aggregate principal amount of $15,000,000 coupled with warrants to purchase an aggregate of 2,002,836 shares of common stock for an exercise price of approximately $2.50 per share to 20 investors, including Arthur H. Bilger, Baker Communications Fund, L.P., George H. Conrades, Earl P. Galleher III, Jonathan Seelig, Polaris Venture Partners II L.P., Polaris Venture Partners Founders Fund II L.P. and Paul Sagan. The 15% senior subordinated notes had a term of five years and an interest rate of 15% per year, compounded annually. As of December 31, 1999, $2.8 million in aggregate principal amount remained outstanding under the 15% senior subordinated notes.

ISSUANCES OF COMMON STOCK

     The following table presents selected information regarding Akamai's issuances of common stock to its executive officers and directors in 1999. Akamai issued the shares of common stock set forth in the table below pursuant to stock restriction agreements with each of the executive officers and directors which give Akamai rights to repurchase all or a portion of any unvested shares at their purchase price in the event that the person ceases to provide services to Akamai. Some of these stock restriction agreements prohibit Akamai from repurchasing shares following a change in control of Akamai.

                                                                                     AGGREGATE
                                                            DATE OF     NUMBER OF     PURCHASE
NAME                                                        ISSUANCE     SHARES        PRICE
----                                                        --------    ---------    ----------
Robert O. Ball III........................................  7/23/99       250,000    $  625,000
Arthur H. Bilger..........................................  3/26/99       600,000    $  200,000
George H. Conrades........................................  3/26/99     5,940,000    $1,980,000
Earl P. Galleher III......................................  3/15/99     1,260,000    $   52,500
Paul Sagan................................................  5/18/99       600,000    $  500,000
Timothy Weller............................................  7/23/99     1,050,000    $2,625,000

     Akamai agreed to the material terms of each of the preferred stock issuances described above after arms'-length negotiations. All future transactions, including loans between Akamai and its officers, directors, principal stockholders and their affiliates will be approved by a majority of Akamai's board of directors, including a majority of the independent and disinterested directors on Akamai's board of directors, and will continue to be on terms no less favorable to Akamai than could be obtained from unaffiliated third parties.

AGREEMENTS WITH EXECUTIVE OFFICERS

     On March 26, 1999, in connection with the issuance of restricted common stock, Akamai loaned $1,980,000 to George H. Conrades, Akamai's Chief Executive Officer and Chairman of the Board of Directors. The loan bears interest at a rate of 5.3% per year, compounded annually until paid in full. The loan must be paid in full by March 26, 2009 or earlier to the extent of proceeds, net of taxes, received by Mr. Conrades upon his sale of capital stock of Akamai. On March 26, 1999 Akamai entered into a severance agreement with Mr. Conrades. The severance agreement requires Akamai to pay Mr. Conrades a lump-sum cash payment equal to 299% of his average annual salary and bonus for the most recent three years if his employment is terminated by Akamai other than for cause within two years following a change in control of Akamai.

     On May 18, 1999, in connection with the issuance of restricted common stock, Akamai loaned $500,000 to Paul Sagan, Akamai's President and Chief Operating Officer. The loan bears interest at a rate of 5.3% per year, compounded annually until paid in full. The loan must be paid in full by May 18, 2009 or earlier to the extent of proceeds, net of taxes, received by Mr. Sagan upon his sale of capital stock of Akamai.

     On July 23, 1999, in connection with the issuance of restricted common stock, Akamai loaned $623,750 to Robert O. Ball III, Akamai's Vice President and General Counsel. The loan bears interest at a rate of 6.1% per year, compounded annually until paid in full. The loan must be paid in full by July 23, 2009 or earlier to the extent of proceeds, net of taxes, received by Mr. Ball upon his sale of capital stock of Akamai.

     On July 23, 1999, in connection with the issuance of restricted common stock, Akamai loaned $2,619,750 to Timothy Weller, Akamai's Chief Financial Officer. The loan bears interest at a rate of 6.1% per year, compounded annually until paid in full. The loan must be paid in full by July 23, 2009 or earlier to the extent of proceeds, net of taxes, received by Mr. Weller upon his sale of capital stock of Akamai.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a) The following documents are included in this Annual Report on Form
10-K.

          1. Financial Statements (see Item 8 -- Financial Statements and Supplementary Data included in this Annual Report on Form 10-K).

        2. The schedule listed below and the Report of Independent Accountants on Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

                                                                          PAGE
                                                                          ----
            Report of Independent Accountants on Financial Statement
            Schedule....................................................   S-1

            Schedule II -- Valuation and Qualifying Accounts............   S-2

     All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. Exhibits

EXHIBIT NO.   DESCRIPTION
-----------   -----------
    *3.1      Certificate of Incorporation of the Registrant, as amended.
    *3.2      Form of Amended and Restated Certificate of Incorporation of
              the Registrant.
    *3.3      By-Laws of the Registrant.
    *3.4      Form of Amended and Restated By-Laws of the Registrant.
    *4.1      Specimen common stock certificate.
    *4.2      Fourth Amended and Restated Registration Rights Agreement
              dated September 20, 1999.
   *10.1      Second Amended and Restated 1998 Stock Incentive Plan.
   *10.2      Form of Restricted Stock Agreement granted under 1998 Stock
              Incentive Plan.
   *10.3      Form of Incentive Stock Option Agreement granted under 1998
              Stock Incentive Plan.
   *10.4      Form of Nonstatutory Stock Option Agreement granted under
              1998 Stock Incentive Plan.
   *10.5      1999 Employee Stock Purchase Plan.
   *10.6      Broadway Hampshire Associates Lease dated March 8, 1999, as amended, by and between Broadway/Hampshire Associates
              Limited Partnership and the Registrant.
   *10.7      Loan and Security Agreement dated as of January 27, 1999
              between Silicon Valley Bank and the Registrant.
  *+10.8      Strategic Alliance and Master Services Agreement effective as of April 1, 1999 by and between the Registrant and Apple
              Computer, Inc.
  *+10.9      Strategic Alliance and Joint Development Agreement dated as of August 6, 1999 by and between the Registrant and Cisco
              Systems, Inc.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   *10.10     Series A Convertible Preferred Stock Purchase Agreement
              dated as of November 23, 1998 between the Registrant and the
              Purchasers named therein.
   *10.11     Series B Convertible Preferred Stock and Series C
              Convertible Preferred Stock Purchase Agreement dated as of
              April 16, 1999 between the Registrant and the Purchasers
              named therein.
   *10.12     Series D Convertible Preferred Stock Purchase Agreement
              dated as of June 21, 1999 between the Registrant and Apple
              Computer Inc. Ltd.
   *10.13     Series E Convertible Preferred Stock Purchase Agreement
              dated as of August 6, 1999 between the Registrant and Cisco
              Systems, Inc.
   *10.14     Form of Master Services Agreement.
   *10.15     Severance Agreement dated March 26, 1999 by and between
              George Conrades and the Registrant.
  *+10.16     Exclusive Patent and Non-Exclusive Copyright License
              Agreement dated as of October 26, 1998 between the
              Registrant and the Massachusetts Institute of Technology.
   *10.17     $1,980,000 Promissory Note dated as of March 26, 1999 by and between the Registrant and George H. Conrades.
   *10.18     $500,000 Promissory Note dated as of May 18, 1999 by and
              between the Registrant and Paul Sagan.
   *10.19     $623,750 Promissory Note dated as of July 23, 1999 by and
              between the Registrant and Robert O. Ball III.
   *10.20     15% Senior Subordinated Note and Warrant to Purchase Common
              Stock Purchase Agreement dated as of May 7, 1999 between the
              Registrant and the Purchasers named therein.
   *10.21     $2,619,750 Promissory Note dated July 23, 1999 by and
              between the Registrant and Timothy Weller.
   *10.22     Series F Convertible Preferred Stock Purchase Agreement
              dated as of September 20, 1999 between the Registrant and
              Microsoft Corporation.
   *10.23     Broadband Streaming Initiative Agreement dated as of
              September 20, 1999 between the Registrant and Microsoft
              Corporation.
  **10.24     Agreement and Plan of Merger dated as of January 14, 2000 by and among the Registrant, Aloha Merger Corporation and
              Network24 Communications, Inc.
 ***10.25     Agreement and Plan of Merger dated as of February 6, 2000 by and among the Registrant, Alli Merger Corporation and
              INTERVU Inc.
    10.26     Lease dated as of September 22, 1999 by and between the
              Registrant and Technology Square LLC, as amended December 1,
              1999.
    23.1      Consent of PricewaterhouseCoopers LLP.
    27.1      Financial Data Schedule.

---------------
  * Incorporated by reference to Akamai's Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

 ** Incorporated by reference to Akamai's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000.

*** Incorporated by reference to Akamai's Schedule 13D filed with the Securities and Exchange Commission on February 16, 2000.

  + Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions were omitted and filed separately with the Securities and Exchange Commission.

     (b) No Current Reports on Form 8-K were filed by Akamai during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Akamai Technologies, Inc.

                                          By: /s/ ROBERT O. BALL III
                                            ------------------------------------
                                            Robert O. Ball III
                                            Vice President, General Counsel and
                                            Secretary
March 2, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----
              /s/ GEORGE H. CONRADES                 Chairman of the Board and        March 2, 2000
---------------------------------------------------    Chief Executive Officer and
                George H. Conrades                     Director (Principal
                                                       Executive Officer)

                /s/ TIMOTHY WELLER                   Chief Financial Officer and      March 2, 2000
---------------------------------------------------    Treasurer (Principal
                  Timothy Weller                       Financial and Accounting
                                                       Officer)

               /s/ ARTHUR H. BILGER                  Director                         March 2, 2000
---------------------------------------------------
                 Arthur H. Bilger

                /s/ TODD A. DAGRES                   Director                         March 2, 2000
---------------------------------------------------
                  Todd A. Dagres

              /s/ F. THOMSON LEIGHTON                Director                         March 2, 2000
---------------------------------------------------
                F. Thomson Leighton

                /s/ DANIEL M. LEWIN                  Director                         March 2, 2000
---------------------------------------------------
                  Daniel M. Lewin

              /s/ TERRANCE G. MCGUIRE                Director                         March 2, 2000
---------------------------------------------------
                Terrance G. McGuire

                /s/ EDWARD W. SCOTT                  Director                         March 2, 2000
---------------------------------------------------
                  Edward W. Scott

                       REPORT OF INDEPENDENT ACCOUNTANTS

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Akamai Technologies, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 25, 2000, except for Note 14, as to which the date is February 28, 2000, appearing in Item 8 in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2000

                           AKAMAI TECHNOLOGIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT                                  BALANCE AT
                                               BEGINNING OF    CHARGED TO                     END OF
                DESCRIPTION                       PERIOD       OPERATIONS    DEDUCTIONS       PERIOD
                -----------                    ------------    ----------    ----------    ------------
Period from inception (August 20, 1998) to
  December 31, 1998:
  Allowances deducted from asset accounts:
     Deferred tax asset valuation
       allowance...........................        $ --             288           --         $   288
Year ended December 31, 1999:
  Allowances deducted from asset accounts:
     Allowance for doubtful accounts.......        $ --              70           --         $    70
     Deferred tax asset valuation
       allowance...........................        $288          19,573           --         $19,861