Form 10-Q
period 2000-03-31
AKAMAI TECHNOLOGIES INC
filed 2000-05-15
CIK 1086222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-27275

                           AKAMAI TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                        04-3432319
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)

                             500 TECHNOLOGY SQUARE
                              CAMBRIDGE, MA 02139
                                 (617) 250-3000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of May 1, 2000: 104,287,946 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AKAMAI TECHNOLOGIES, INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements...............................     2
          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     8
          Item 3.  Quantitative and Qualitative Disclosures about
          Market Risk.................................................    21
PART II.  OTHER INFORMATION
          Item 2.  Changes in Securities and Use of Proceeds..........    22
          Item 6.  Exhibits and Reports on Form 8-K...................    22
          Signatures..................................................    24

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AKAMAI TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)
                                  (unaudited)

                                                              DECEMBER 31,     MARCH 31,
                                                                  1999           2000
                                                              ------------    -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................    $269,554       $ 26,612
  Short-term investments....................................          --        198,554
  Accounts receivable, net of allowance for doubtful
     accounts of $70 and $205 as of December 31, 1999 and
     March 31, 2000, respectively...........................       1,588          3,136
  Prepaid expenses and other current assets.................       2,521          8,778
                                                                --------       --------
     Total current assets...................................     273,663        237,080
  Property and equipment, net...............................      23,875         43,475
  Intangible assets, net....................................         434        186,874
  Other assets..............................................       2,843          4,384
                                                                --------       --------
     Total assets...........................................    $300,815       $471,813
                                                                ========       ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  8,987       $ 17,071
  Accrued expenses..........................................       2,083          7,026
  Accrued payroll and benefits..............................       3,614          3,831
  Deferred revenue..........................................         698          3,586
  Current portion of obligations under capital lease and
     equipment loan.........................................         504            588
  Current portion of long-term debt.........................       2,751             64
                                                                --------       --------
     Total current liabilities..............................      18,637         32,166
Obligations under capital leases and equipment loan, net of
  current portion...........................................         733            682
                                                                --------       --------
     Total liabilities......................................      19,370         32,848
                                                                --------       --------
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding at
     December 31, 1999 and March 31, 2000...................          --             --
  Common stock, $0.01 par value; 300,000,000 shares
     authorized; 92,498,525 issued and outstanding at
     December 31, 1999; 93,800,305 shares issued and
     outstanding at March 31, 2000..........................         925            938
  Additional paid-in capital................................     374,739        559,051
  Notes receivable from officers for stock..................      (5,907)        (6,220)
  Deferred compensation.....................................     (29,731)       (27,541)
  Accumulated other comprehensive income....................          --          6,715
  Accumulated deficit.......................................     (58,581)       (93,978)
                                                                --------       --------
     Total stockholders' equity.............................     281,445        438,965
                                                                --------       --------
     Total liabilities and stockholders' equity.............    $300,815       $471,813
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except share and per share data)
                                  (unaudited)

                                                              FOR THE THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1999        2000
                                                              --------    ---------
Revenue.....................................................  $    --     $  7,222
                                                              -------     --------
Operating expenses:
  Cost of service...........................................      186        6,636
  Engineering and development (excludes $60 and $1,108,
     respectively, of equity related compensation disclosed
     separately below)......................................      755        6,915
  Sales, general and administrative (excludes $818 and
     $1,082, respectively, of equity related compensation
     disclosed separately below)............................    1,090       21,504
  Amortization of intangible assets.........................       11        9,000
  Equity related compensation...............................      878        2,189
                                                              -------     --------
     Total operating expenses...............................    2,920       46,244
                                                              -------     --------
Operating loss..............................................   (2,920)     (39,022)
Interest income, net........................................       33        3,625
                                                              -------     --------
Net loss....................................................   (2,887)     (35,397)
Dividends and accretion to preferred stock redemption
  value.....................................................        4           --
                                                              -------     --------
Net loss attributable to common stockholders................  $(2,891)    $(35,397)
                                                              =======     ========
Basic and diluted net loss per share........................  $ (0.17)    $  (0.47)
Weighted average common shares outstanding..................   17,045       75,029

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                                 FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                   1999              2000
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................     $(2,887)         $ (35,397)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................         168             12,062
    Amortization of deferred compensation...................         878              2,190
    Interest on notes receivable from officers for stock....          --                (85)
    Changes in operating assets and liabilities, net of
      effects of acquisition of Network24:
      Accounts receivable...................................          --             (1,240)
      Prepaid expenses and other assets.....................        (428)            (7,742)
      Accounts payable and accrued expenses.................        (144)            12,653
      Deferred revenue......................................          --              2,889
                                                                 -------          ---------
Net cash used in operating activities.......................      (2,413)           (14,670)
                                                                 -------          ---------
Cash flows from investing activities:
  Purchases of property and equipment.......................        (955)           (22,087)
  Cash paid for acquisition of Network24, net of cash
    received................................................          --            (11,716)
  Purchase of investments...................................        (475)          (191,834)
                                                                 -------          ---------
Net cash used in investing activities.......................      (1,430)          (225,637)
                                                                 -------          ---------
Cash flows from financing activities:
  Proceeds from equipment financing loan....................       1,500                 --
  Payments on capital leases and equipment financing loan...         (69)              (126)
  Payment on the senior subordinated notes..................          --             (2,687)
  Proceeds from the exercise of stock options...............          --                184
  Proceeds from the issuance of restricted common stock.....         293                 --
                                                                 -------          ---------
Net cash provided by (used in) financing activities.........       1,724             (2,629)
                                                                 -------          ---------
Effects of translation on cash and cash equivalents.........          --                 (6)
                                                                 -------          ---------
Net decrease in cash and cash equivalents...................      (2,119)          (242,942)
Cash and cash equivalents, beginning of the period..........       6,805            269,554
                                                                 -------          ---------
Cash and cash equivalents, end of the period................     $ 4,686          $  26,612
                                                                 =======          =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  NATURE OF BUSINESS

     Akamai Technologies, Inc. ("Akamai" or the "Company") provides global delivery services for Internet content, streaming media and applications that improves Web site speed, quality, reliability and scaleability and protects against Web site crashes due to demand overloads. Akamai markets its services to large businesses and other businesses with an Internet focus. Akamai's services deliver Akamai's customers' Web content and applications through a worldwide server network by locating the content and applications geographically closer to users.

     The Company has a single operating segment, global delivery services for Internet content, streaming media and applications. The Company has no organizational structure dictated by product lines, geography or customer type. Substantially all revenue earned to date has been generated from U.S. based customers.

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles for annual financial statements. Results for the interim periods are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

3.  CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates fair market value. Short-term investments consist of high quality corporate and governmental securities with original maturities of more than three months at the date of purchase. The Company considers such securities to be classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term investments are carried at fair market value with any unrealized gain or loss recorded as a separate element of stockholders' equity.

4.  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of convertible preferred stock, unvested restricted common stock, stock options and warrants. All potential common stock have been excluded from the calculation of diluted loss per share since its inclusion would be anti-dilutive.

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

     The following table sets forth potential common stock excluded from the calculation of earnings per share since its inclusion would be antidilutive:

                                                              QUARTER ENDED MARCH 31,
                                                           ------------------------------
                                                               1999             2000
                                                           -------------    -------------
Stock options............................................    7,217,400       14,062,343
Unvested restricted common stock.........................   22,879,524       16,110,879
Convertible preferred stock..............................   19,800,000               --
Warrants.................................................           --        2,033,621

4.  COMPREHENSIVE LOSS

     The following table presents the calculation of comprehensive loss and its components for the three months ended March 31, 1999 and 2000 (in thousands):

                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
Net loss....................................................   $(2,887)    $(35,397)
Other comprehensive income (loss):
  Cumulative foreign currency translation adjustment........        --           (5)
  Unrealized gain on investment.............................        --        6,720
                                                               -------     --------
Comprehensive loss..........................................   $(2,887)    $(28,682)
                                                               =======     ========

5.  ACQUISITIONS

NETWORK24 COMMUNICATIONS, INC.

     In February 2000, the Company acquired all of the outstanding common and preferred stock of Network24 Communications Inc. ("Network24") in exchange for 599,152 shares of Akamai common stock and $12.5 million in cash. Akamai also issued options and warrants exercisable for 195,862 shares of Akamai's common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. The value of the acquisition was approximately $198.2 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Network24 subsequent to February 10, 2000 have been included in Akamai's statement of operations for the three months ended March 31, 2000. Pro forma financial information combining the results of operations of Akamai and Network24 as if the acquisition had occurred at the beginning of the quarter ended March 31, 1999 and 2000 would not be significantly different than the reported actual amounts.

INTERVU INC.

     In April 2000, the Company acquired all of the outstanding common and preferred stock of INTERVU Inc. ("INTERVU") in exchange for 9.9 million shares of Akamai common stock. Akamai also assumed options and warrants exercisable for
2.1 million shares of Akamai's common stock. The value of the acquisition is estimated to be approximately $2.8 billion based on the fair value of the consideration paid plus direct acquisition costs. The acquisition will be accounted for using the purchase method.

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

6.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A, which is effective no later than the quarter ending June 30, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. Akamai will adopt SAB No. 101 in the second quarter of 2000. Akamai does not expect the application of SAB No. 101 to have a material impact on their financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Akamai does not expect the application of FIN No. 44 to have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Factors Affecting Future Operating Results."

OVERVIEW

     Akamai provides global delivery services for Internet content, streaming media and applications that improve Web site speed, quality, reliability and scaleability and protect against Web site crashes due to demand overloads. Akamai markets its services to large businesses and other businesses with an Internet focus. Akamai's services deliver Akamai's customers' Web content and applications through a worldwide server network by locating the content and applications geographically closer to users.

     Since Akamai's inception, Akamai has incurred significant losses, and as of March 31, 2000, Akamai had an accumulated deficit of $94.0 million. Akamai has not achieved profitability on a quarterly or an annual basis, and anticipates that it will continue to incur net losses. Akamai expects to incur significant engineering and development and sales, general and administrative expenses and, as a result, Akamai will need to generate significant revenue for it to achieve and maintain profitability.

     In the first quarter, Akamai entered into agreements to acquire all the outstanding common and preferred stock of Network24 Communications, Inc. ("Network24") and INTERVU Inc. ("INTERVU"). Both of these companies were acquired to accelerate market leadership in streaming media. The Network24 acquisition was consummated on February 10, 2000 in exchange for 599,152 shares of Akamai common stock and $12.5 million in cash. The INTERVU acquisition was consummated on April 20, 2000 in exchange of 9.9 million shares of Akamai common stock. The results of operations of Network24 subsequent to February 10, 2000 have been included in Akamai's statement of operations for the three months ended March 31, 2000. The INTERVU acquisition is not reflected in the consolidated financial statements for the quarter ended March 31, 2000. Both acquisitions are accounted for using the purchase method of accounting.

     Akamai derives its revenue from the sale of its FreeFlow and FreeFlow Streaming services and other services under contracts with terms typically ranging from 12 to 36 months. Akamai recognizes revenue based on fees for the amount of Internet content delivered through its services. These contracts also provide for minimum monthly fees. Customers are typically billed monthly in advance for minimums and monthly in arrears for usage above the minimums. Akamai also derives revenue for implementation, installation, usage and other fees that would be recognized over the period of the related contracts.

     To date, substantially all of Akamai's revenue has been derived from customers based in the United States. Akamai expects that revenue from customers based outside the United States will increase in future periods. To date, substantially all of Akamai's revenue has been derived from direct sales and Akamai expects that revenue through indirect distribution channels will increase in future periods. For the three months ended March 31, 2000, Apple Computer accounted for 21% of Akamai's revenue. No other customers account for more than 5% of revenue for the quarter ended March 31, 2000.

     Cost of services consists of depreciation of network equipment used in providing Akamai's services, monthly fees paid to network providers for bandwidth and colocation of Akamai's servers. Akamai enters into contracts with third-party network providers with terms typically ranging from six months to three years. These contracts may commit Akamai to minimum monthly fees plus additional fees for bandwidth usage above Akamai's contracted level.

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

RESULTS OF OPERATIONS

     Revenue. Akamai recorded no revenue for the three months ended March 31, 1999. Revenue for the three months ended March 31, 2000 was $7.2 million. The increase in revenue was due to sales of services, which were commercially introduced in April 1999. The revenue attributable to the acquisition of Network24 was not significant for the quarter ended March 31, 2000.

     Cost of Service. Cost of service expense was $186,000 for the three months ended March 31, 1999 and represented 6.4% of total operating expenses. Cost of service expense was $6.6 million for the three months ended March 31, 2000 and represented 14.4% of total operating expenses for the three months ended March 31, 2000. The increase in cost of service expense was due to the commencement of testing of Akamai's FreeFlow service in early 1999 and commercial introduction of services in April 1999. Gross margins, defined as revenue less cost of service, were negative for the three months ended March 31, 1999 largely due to the fixed cost of building a global network of servers. Gross margins were positive for the quarter ended March 31, 2000 due to an increase in the number of customers and volume of revenue relative to the growth in network infrastructure. The average selling price of Akamai's services as measured in dollars per Mega bits per second, or Mbps, exceeds Akamai's average cost of bandwidth as measured in dollars per Mbps. While gross margins are expected to increase over time, fluctuations are possible as fixed costs increase due to the rapid expansion of the Company's global network of servers.

     Engineering and Development. Engineering and development expenses were $755,000 for the three months ended March 31, 1999 and represented 25.9% of total operating expenses in the three months ended March 31, 1999. Engineering and development expenses were $6.9 million for the three months ended March 31, 2000 and represented 15.0% of total operating expenses for the three months ended March 31, 2000. The increase was attributable to personnel and payroll related expenses resulting from an increase in headcount. Akamai's West Coast office had 49 research and development employees as of March 31, 2000.

     Sales, General and Administrative. Sales, general and administrative expenses were $1.1 million for the three months ended March 31, 1999 and represented 37.3% of total operating expenses in the three months ended March 31, 1999. Sales, general and administrative expenses for the three months ended March 31, 2000 were $21.5 million and represented 46.5% of total operating expenses for the three months ended March 31, 2000. Approximately $8.2 million of the increase was due to sales, general and administrative personnel and payroll related expenses resulting from an increase in headcount. Approximately $3.5 million of the increase was attributable to advertising campaigns initiated during the period.

     Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2000 was $9.0 million and represented 19.5% of total operating expenses for the three months ended March 31, 2000. The expense primarily relates to the acquisition of Network24 and the associated amortization of intangible assets acquired as part of the acquisition. These intangible assets are being amortized on a straight-line basis over three years. The Company expects amortization of intangible assets to increase by approximately $125.0 million per quarter as a result of the acquisition of INTERVU.

     Equity Related Compensation. Equity related compensation expense consist of the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date. At March 31, 2000, deferred compensation, which is a component of stockholders' equity, was $27.5 million. This amount is being amortized ratably over the vesting periods of the applicable stock options and restricted shares, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. Akamai expects to incur equity related compensation expenses of at least $8.7 million in 2000, $8.7 million in 2001, $8.7 million in 2002 and $3.6 million in 2003.

     Interest Income, Net. Interest income, net was $33,000 and $3.6 million for the three months ended March 31, 1999 and 2000, respectively. Interest income, net consists of interest earned on Akamai's cash, cash equivalent and short-term investment balances, net of interest expense. Interest income increased in 2000 due to interest on proceeds from the sale of preferred stock in several private placements and the sale of common stock in Akamai's initial public offering during 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Initially, Akamai financed its operations primarily through private sales of its capital stock and issuance of senior subordinated notes. In November 1999, Akamai sold shares of common stock through an initial public offering. The net proceeds to Akamai from the offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commissions to the underwriters. Akamai has also financed its operations through borrowings under long-term debt agreements for the purchase of capital equipment in the amount of $1.5 million. At March 31, 2000, cash, cash equivalents and short-term investments totaled $225.2 million.

     Cash used in operating activities was $2.4 million for the three months ended March 31, 1999 and $14.7 million for the three months ended March 31, 2000. Net cash flows used in operating activities for the three months ended March 31, 2000 reflects increasing net losses partially offset by increases in accounts payable, depreciation and amortization and accrued expenses.

     Cash used in investing activities was $1.4 million for the three months ended March 31, 1999 and $225.6 million for the three months ended March 31, 2000. Net cash used for investing activities in the current period reflects purchases of short-term investments. Purchases of property and equipment, consisting primarily of servers for deployment and expansion of Akamai's network, information systems used to operate the business, and facilities improvements of $22.1 million. Also during the current quarter Akamai made a net cash payment of $11.7 million for the acquisition of Network24. Akamai also invested $5.0 million in the preferred stock of an Internet company which was converted to common stock upon the completion of the company's initial public offering.

     Cash provided by financing activities was $1.7 million for the three months ended March 31, 1999 and cash used in financing activities was $2.6 million for the three months ended March 31, 2000. Cash provided by financing activities for the three months ended March 31, 1999 was derived primarily from an equipment line of credit of $1.5 million, collateralized by the property and equipment, which bears interest at the greater of 7.0% per year or the current 36 month treasury yield plus 275 basis points. At March 31, 2000, approximately $1.0 million was outstanding under this line of credit. In December 1999, Akamai exercised its right to pay off outstanding 15% subordinated demand notes of which $12.2 million was paid in December 1999. During the quarter ended March 31, 2000 $2.7 million was paid. As of March 31, 2000, $64,000 remained outstanding and is expected to be paid off in the second quarter of fiscal 2000.

     Akamai believes that the net proceeds from the initial public offering, together with its current cash, cash equivalents and short-term investments, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy Akamai's liquidity requirements, it may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the term of this debt could impose restrictions on Akamai's operations. The sale of additional equity or convertible debt securities could result in additional dilution to Akamai's stockholders, and Akamai cannot be certain that additional financing will be available in amounts or on terms acceptable to Akamai, if at all. If Akamai is unable to obtain this additional financing, it may be required to reduce the scope of its planned technology, services or product development and sales and marketing efforts, which could harm its business, financial condition and operating results.

     Akamai has designed its services for use in the year 2000 and beyond and believes it is year 2000 ready. While Akamai has not experienced any year 2000 issues to date, Akamai has developed a contingency plan to address situations that may result if it experiences significant year 2000 problems. As part of Akamai's contingency plan, it maintains a fully operational back-up site and conducts network monitoring 24 hours per day. Akamai's back-up site is located at one of its server sites and is equipped with power generation and communication alternatives.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A, which is effective no later than the quarter ending June 30, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. Akamai will adopt SAB No. 101 in the second quarter of 2000. Akamai does not expect the application of SAB No. 101 to have a material impact on their financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, (d) and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Akamai does not expect the application of FIN No. 44 to have a material impact on their financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among other things, could cause Akamai's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

AKAMAI'S BUSINESS IS DIFFICULT TO EVALUATE BECAUSE IT HAS A LIMITED OPERATING HISTORY.

     Akamai was founded in August 1998 and began offering its services commercially in April 1999. Akamai has limited meaningful historical financial data upon which to base planned operating expenses and upon which investors may evaluate it and its prospects. In addition, Akamai's operating expenses are largely based on anticipated revenue trends and a high percentage of its expenses are and will continue to be fixed in the short-term. Risks and difficulties are frequently encountered by companies like Akamai in a new and rapidly evolving market. Akamai's ability to sell its services and the level of success it achieves depends, among other things, on the level of demand for delivery services for graphics, streaming media, applications and other Internet content, which is a new and rapidly evolving market. Akamai's business strategy may be unsuccessful, and it may not successfully address the risks it faces.

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

     Akamai's Internet content delivery services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of March 31, 2000, Akamai's network consisted of over 2,800 servers. Akamai and its customers have also from time to time discovered errors and defects in Akamai's software. In the future, there may be additional errors and defects in Akamai's software that may adversely affect its services. If Akamai is unable to efficiently fix errors or other problems that may be identified, Akamai could experience:

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

AS PART OF AKAMAI'S BUSINESS STRATEGY, AKAMAI HAS AND MAY ENTER INTO OR SEEK TO ENTER INTO BUSINESS COMBINATIONS AND ACQUISITIONS WHICH MAY BE DIFFICULT TO INTEGRATE, DISRUPT AKAMAI'S BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

     Akamai acquired Network24 in February 2000 and INTERVU in April 2000. As a part of Akamai's business strategy, Akamai may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including:

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

     If Akamai is not successful in completing acquisitions that it may pursue in the future, Akamai would be required to reevaluate its growth strategy and may have incurred substantial expenses and spent significant management time and resources in seeking to complete the acquisition. In addition, with future acquisitions, Akamai could use substantial portions of its available cash as all or a portion of the purchase price. Akamai could also issue additional securities as consideration for these acquisitions, which could cause its stockholders to suffer significant dilution. Akamai's acquisition of Network24, and of INTERVU and any future acquisitions, may not generate any additional revenue and may pose risks to Akamai.

A SIGNIFICANT DECLINE IN SALES TO APPLE COMPUTER COULD REDUCE AKAMAI'S REVENUE AND CAUSE ITS BUSINESS AND FINANCIAL RESULTS TO SUFFER.

     Akamai entered into a strategic alliance with Apple Computer, Inc. effective as of April 1, 1999. Sales of its service to Apple Computer represented approximately 21% of Akamai's revenue for the three months ended March 31, 2000. Akamai expects that sales to Apple Computer as a percentage of total sales will decrease, but that during calendar 2000 sales to Apple Computer will continue to represent a significant portion of its revenue. Apple Computer has the right to terminate the agreement on short notice if Akamai materially breaches the agreement. A significant decline in sales to Apple Computer could reduce Akamai's revenue and cause Akamai's business and financial results to suffer.

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

     Although Akamai has licensed technology covered by patent applications filed with the United States Patent and Trademark Office with respect to Internet content delivery services, Akamai has no patents issued with respect to its FreeFlow content delivery services. Accordingly, neither Akamai's technology nor technology licensed by Akamai is covered by patents that would preclude or inhibit competitors from entering Akamai's market for its FreeFlow services. Akamai's future patents, if any, and patents licensed by Akamai for its FreeFlow services, may be successfully challenged or may not provide Akamai with any competitive advantages. Moreover, although Akamai has filed international patent applications, none of Akamai's technology is patented abroad. Akamai cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to Akamai. Monitoring unauthorized use of Akamai's service is difficult and Akamai cannot be certain that the steps it has taken will prevent unauthorized use of its technology, particularly in foreign countries where the laws may not protect Akamai's proprietary rights as fully as in the United States.

     As a result of its recent INTERVU acquisition, Akamai acquired several United States patents covering data delivery services. Such patents, however, may not provide Akamai with any competitive advantage or restrict or limit any third party competitor's ability to make, use or sell their data delivery services in competition with Akamai.

AKAMAI'S FAILURE TO INCREASE ITS REVENUE WOULD PREVENT IT FROM ACHIEVING AND MAINTAINING PROFITABILITY.

     Akamai has never been profitable. Akamai has incurred significant losses since inception and expects to continue to incur losses in the future. As of March 31, 2000, Akamai had an accumulated deficit of $94.0 million. Akamai cannot be certain that its revenue will continue to grow or that it will achieve sufficient revenue to achieve profitability. Akamai's failure to significantly increase its revenue would seriously harm its business and operating results. Akamai has large fixed expenses, and it expects to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses, including fees to obtain access to bandwidth for the transport of data over its network. As a result, Akamai will need to generate significantly higher revenues to achieve and maintain profitability. If Akamai's revenue grows more slowly than Akamai anticipates or if its operating expenses increase more than Akamai expects or cannot be reduced in the event of lower revenue, Akamai's business will be materially and adversely affected.

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

AKAMAI'S BUSINESS WILL SUFFER IF IT FAILS TO MANAGE ITS GROWTH PROPERLY.

     Akamai has expanded its operations rapidly since its inception. Akamai continues to increase the scope of its operations and has grown its headcount substantially. Akamai's total number of employees grew from 464 on February 11, 2000 to 861 on April 28, 2000. Akamai plans to continue to hire a significant number of employees this year. This growth has placed, and Akamai's anticipated growth in future operations will continue to place, a significant strain on its management systems and resources. Akamai's ability to successfully offer its services and implement its business plan in a rapidly evolving market requires an effective planning and management process. Akamai expects that it will need to continue to improve its financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage its workforce worldwide. Competition for highly skilled personnel is intense, especially in New England and central and southern California. Akamai may fail to attract, assimilate or retain qualified personnel to fulfill its current or future needs. Akamai's planned rapid growth places a significant demand on management and financial and operational resources. In order to grow and achieve future success, Akamai must:

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

AKAMAI MAY BE SUBJECT TO REGULATION, TAXATION, ENFORCEMENT OR OTHER LIABILITIES IN UNEXPECTED JURISDICTIONS.

     Akamai provides services to customers located throughout the United States and in several foreign countries. As a result, Akamai may be required to qualify to do business, or be subject to tax or other laws and regulations, in these jurisdictions even if it does not have a physical presence, employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but Akamai could find that it is subject to regulation, taxation, enforcement or other liabilities in unexpected ways, which could materially adversely affect its business, financial condition and results of operations.

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

     The executive officers and directors, in the aggregate, beneficially own approximately 54% of Akamai's outstanding common stock. These stockholders, if acting together, are able to influence significantly all matters requiring approval by Akamai's stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Akamai does not use derivative financial instruments. Akamai generally places its marketable securities investments in high quality credit investments, primarily United States Government obligations and corporate obligations with contractual maturities of less than three months. Akamai does not expect any material loss from its marketable securities investments and believes that its potential interest rate exposure is not material.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Recent Sales of Unregistered Securities

     In February 2000, Akamai issued approximately 599,152 shares of common stock as partial consideration for the acquisition of Network24, a provider of Internet broadcast applications services.

     In connection with the acquisition of Network24, Akamai also assumed stock options to purchase 136,903 shares of Akamai common stock.

     (d) Use of Proceeds from Sales of Registered Securities

     On November 3, 1999, Akamai sold 9,000,000 shares of its common stock in an initial public offering at a price of $26.00 per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-85679) that was declared effective by the Securities and Exchange Commission on October 28, 1999. Morgan Stanley Dean Witter, Donaldson Lufkin & Jenrette, Salomon Smith Barney and Thomas Weisel Partners LLC were the managing underwriters of the offering. The aggregate proceeds to Akamai from the offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commission to the underwriters. None of the proceeds of the offering was paid by Akamai, directly or indirectly, to any director, officer or general partner of Akamai or any of their associates, or to any persons owning ten percent or more of the outstanding stock of Akamai. In addition to underwriting discounts and commissions, the expenses incurred in connection with the offering were approximately $2.2 million, including $850,000 for Directors and Officers Insurance, $400,000 of legal costs, $460,000 of accounting costs, $50,000 of printing costs, $188,000 of registration, filing and listing costs, and other costs of approximately $300,000. During the period from the offering to March 31, 2000, Akamai has used the proceeds as follows: approximately $21.5 million for network equipment and computer equipment and hardware, $14.9 million for the repayment of senior subordinated notes, $18.6 million for payroll and benefits, $5.8 million for advertising expenses and $4.9 million for bandwidth costs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

   *4.1 Stock Option Agreement, dated as of February 6, 2000, between Akamai and INTERVU Inc.
   *4.2  Form of Stockholder Voting Agreement, dated as of February
         6, 2000, by and among Akamai and each of the Stockholders of INTERVU Inc. named thereon.
 **10.1 Agreement and Plan of Merger, dated as of January 14, 2000, by and among Akamai, Aloha Merger Corporation and Network24
         Communications, Inc.
***10.2 Agreement and Plan of Merger, dated as of February 6, 2000, by and among Akamai, Alli Merger Corporation and INTERVU
         Inc.
   27.1  Financial Data Schedule.

---------------
  * Incorporated by reference to Akamai's Form S-4 (File No. 333-31712), as amended, filed with the Securities and Exchange Commission on March 3, 2000.

 ** Incorporated by reference to Akamai's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000.

*** Incorporated by reference to Akamai's Schedule 13D filed with the Securities and Exchange Commission on February 16, 2000.

     (b) Reports on Form 8-K

     On February 8, 2000, Akamai filed a Current Report on Form 8-K under Item 2 (Acquisition or Disposition of Assets) to report the consummation of an Agreement and Plan of Merger for the acquisition of Network24. On March 3, 2000, Akamai filed Amendment No. 1 to Current Report on Form 8-K/A under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to include the financial statements required to be filed in connection with the acquisition of Network24.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AKAMAI TECHNOLOGIES, INC.


Date: May 15, 2000                                     By: /s/ TIMOTHY WELLER
                                                            -----------------------------------------
                                                            Timothy Weller
                                                            Chief Financial Officer and Treasurer
                                                            (Principal Financial Officer and Chief
                                                            Accounting Officer)

Date: May 15, 2000                                     By: /s/ ROBERT O. BALL III
                                                            -----------------------------------------
                                                            Robert O. Ball III
                                                            Vice President, General Counsel and
                                                            Secretary

                                 EXHIBIT INDEX

   *4.1 Stock Option Agreement, dated as of February 6, 2000, between Akamai and INTERVU Inc.
   *4.2  Form of Stockholder Voting Agreement, dated as of February
         6, 2000, by and among Akamai and each of the Stockholders of INTERVU Inc. named thereon.
 **10.1 Agreement and Plan of Merger, dated as of January 14, 2000, by and among Akamai, Aloha Merger Corporation and Network24
         Communications, Inc.
***10.2 Agreement and Plan of Merger, dated as of February 6, 2000, by and among Akamai, Alli Merger Corporation and INTERVU
         Inc.
   27.1  Financial Data Schedule.

---------------
  * Incorporated by reference to Akamai's Form S-4 (File No. 333-31712), as amended, filed with the Securities and Exchange Commission on March 3, 2000.

 ** Incorporated by reference to Akamai's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000.

*** Incorporated by reference to Akamai's Schedule 13D filed with the Securities and Exchange Commission on February 16, 2000.