Form 10-Q
period 2000-06-30
AKAMAI TECHNOLOGIES INC
filed 2000-08-14
CIK 1086222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of July 31, 2000: 106,391,946 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AKAMAI TECHNOLOGIES, INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements...............................     2
          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    11
          Item 3.  Quantitative and Qualitative Disclosures about
          Market Risk.................................................    25
PART II.  OTHER INFORMATION
          Item 2.  Changes in Securities and Use of Proceeds..........    26
          Item 4.  Submission of Matters to a Vote of Security
          Holders.....................................................    26
          Item 6.  Exhibits and Reports on Form 8-K...................    27
          Signatures..................................................    28
          Exhibit Index...............................................    29

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AKAMAI TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)
                                  (unaudited)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------    -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................    $269,554      $  354,540
  Short-term investments....................................          --         161,133
  Accounts receivable, net of allowance for doubtful
     accounts of $70 and $616 as of December 31, 1999 and
     June 30, 2000, respectively............................       1,588          11,650
  Prepaid expenses and other current assets.................       2,521          10,472
                                                                --------      ----------
     Total current assets...................................     273,663         537,795
  Property and equipment, net...............................      23,875          92,563
  Intangible assets, net....................................         434       2,656,074
  Long-term investments.....................................          --          17,558
  Other assets..............................................       2,843          31,823
                                                                --------      ----------
     Total assets...........................................    $300,815      $3,335,813
                                                                ========      ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  8,987      $   29,212
  Accrued expenses..........................................       2,083           6,031
  Accrued payroll and benefits..............................       3,614           8,973
  Deferred revenue..........................................         698           4,437
  Current portion of obligations under capital lease and
     equipment loan.........................................         504           1,023
  Current portion of long-term debt.........................       2,751              --
                                                                --------      ----------
     Total current liabilities..............................      18,637          49,676
Convertible subordinated notes..............................          --         300,000
Obligations under capital leases and equipment loan, net of
  current portion...........................................         733             901
Other liabilities...........................................          --             523
                                                                --------      ----------
     Total liabilities......................................      19,370         351,100
                                                                --------      ----------
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding at
     December 31, 1999 and June 30, 2000....................          --              --
  Common stock, $0.01 par value; 700,000,000 shares
     authorized; 92,498,525 issued and outstanding at
     December 31, 1999; 105,872,650 shares issued and
     outstanding at June 30, 2000...........................         925           1,058
  Additional paid-in capital................................     374,739       3,353,006
  Notes receivable from officers for stock..................      (5,907)         (6,306)
  Deferred compensation.....................................     (29,731)        (26,559)
  Accumulated other comprehensive income....................          --             728
  Accumulated deficit.......................................     (58,581)       (337,214)
                                                                --------      ----------
     Total stockholders' equity.............................     281,445       2,984,713
                                                                --------      ----------
     Total liabilities and stockholders' equity.............    $300,815      $3,335,813
                                                                ========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)
                                  (unaudited)

                                                       FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                       ---------------------   --------------------
                                                         1999        2000        1999       2000
                                                       --------   ----------   --------   ---------
Revenue..............................................  $   404    $  18,144    $    404   $  25,366
                                                       -------    ---------    --------   ---------
Operating expenses:
  Cost of service....................................    1,222       12,647       1,408      19,283
  Engineering and development (excludes $127, $590,
     $187 and $1,697, respectively, of equity-related
     compensation disclosed separately below)........    1,299       12,931       2,054      19,846
  Sales, general and administrative (excludes $333,
     $8,831, $1,151 and $9,913, respectively, of
     equity-related compensation disclosed separately
     below)..........................................    4,130       39,662       5,220      61,124
  Amortization of intangible assets..................       12      189,080          23     198,080
  Acquired in-process research and development.......       --        1,372          --       1,372
  Equity-related compensation........................      460        9,421       1,338      11,610
                                                       -------    ---------    --------   ---------
     Total operating expenses........................    7,123      265,113      10,043     311,315
                                                       -------    ---------    --------   ---------
Operating loss.......................................   (6,719)    (246,969)     (9,639)   (285,949)
Interest income (expense), net.......................     (177)       3,803        (144)      7,428
                                                       -------    ---------    --------   ---------
Loss before provision for income taxes...............   (6,896)    (243,166)     (9,783)   (278,521)
  Provision for income taxes.........................       --           70          --         112
                                                       -------    ---------    --------   ---------
Net loss.............................................   (6,896)    (243,236)     (9,783)   (278,633)
Dividends and accretion to preferred stock redemption
  value..............................................      291           --         295          --
                                                       -------    ---------    --------   ---------
Net loss attributable to common stockholders.........  $(7,187)   $(243,236)   $(10,078)  $(278,633)
                                                       =======    =========    ========   =========
Basic and diluted net loss per share.................  $ (0.34)   $   (2.78)   $  (0.53)  $   (3.43)
Weighted average common shares outstanding...........   21,166       87,374      18,891      81,251

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                                  FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                              --------------------------------
                                                                   1999              2000
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................     $(9,783)         $(278,633)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................         571            208,447
     Amortization of deferred compensation..................       1,339             11,611
     Interest on notes receivable from officers for stock...          --               (171)
     Amortization of discount on senior subordinated notes
       and equipment loan...................................         133                 --
     Loss on disposal of fixed assets.......................          22                 --
     Acquired in-process research and development...........          --              1,372
     Changes in operating assets and liabilities, net of
       effects of acquired businesses:
       Accounts receivable, net.............................        (395)            (3,991)
       Prepaid expenses and other current assets............        (388)            (7,638)
       Accounts payable and accrued expenses................       3,594             15,670
       Deferred revenue.....................................          --              3,076
       Other noncurrent asset and liabilities...............          --                765
                                                                 -------          ---------
Net cash used in operating activities.......................      (4,907)           (49,492)
                                                                 -------          ---------
Cash flows from investing activities:
  Purchases of property and equipment.......................      (5,308)           (55,624)
  Cash acquired from the acquisition of businesses, net of
     cash paid..............................................          --             17,466
  Purchase of investments...................................        (475)          (277,588)
  Proceeds from sales and maturities of investments.........          --            147,777
                                                                 -------          ---------
Net cash used in investing activities.......................      (5,783)          (167,969)
                                                                 -------          ---------
Cash flows from financing activities:
  Proceeds from the issuance of convertible subordinated
     notes, net of offering costs...........................          --            290,500
  Proceeds from the issuance of senior subordinated notes,
     net of offering costs..................................      14,970                 --
  Proceeds from equipment financing loan....................       1,500                 --
  Proceeds from the issuance of Series B convertible
     preferred stock, net...................................      19,875                 --
  Payments on capital leases and equipment financing loan...        (174)              (273)
  Payment on the senior subordinated notes..................          --             (2,751)
  Proceeds from the issuance of common stock under stock
     option and employee stock purchase plans...............          --             14,977
  Proceeds from the issuance of Series D convertible
     preferred stock, net...................................      12,475                 --
  Proceeds from the issuance of common stock upon the
     exercise of warrants...................................          --                 10
  Proceeds from the issuance of restricted common stock.....         293                 --
                                                                 -------          ---------
Net cash provided by financing activities...................      48,939            302,463
                                                                 -------          ---------
Effects of exchange rate translation on cash and cash
  equivalents...............................................          --                (16)
                                                                 -------          ---------
Net increase in cash and cash equivalents...................      38,249             84,986
Cash and cash equivalents, beginning of the period..........       6,580            269,554
                                                                 -------          ---------
Cash and cash equivalents, end of the period................     $44,829          $ 354,540
                                                                 =======          =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  NATURE OF BUSINESS

     Akamai Technologies, Inc. ("Akamai" or the "Company") provides global delivery services for Internet content, streaming media and applications, and global Internet traffic management services. Our services improve the speed, quality, reliability and scaleability of Web sites. Akamai's services deliver customers' Internet content, streaming media and applications through a distributed worldwide server network that locates the content geographically closer to users.

     The Company has a single operating segment: global delivery services for Internet content, streaming media and applications and global Internet traffic management services. The Company has no organizational structure dictated by product lines, geography or customer type. Substantially all revenue earned to date has been generated from U.S. based customers.

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

3.  CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates fair market value. Short-term investments consist of high quality corporate and governmental securities, which have original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet, and equity investments in public companies. Long-term investments consist of high quality corporate and government securities with maturities of more than one year from the balance sheet and equity investments in private companies. The Company classifies all debt securities and equity securities with readily determinable market values as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value with any unrealized gain or loss recorded as a separate element of stockholders' equity. Investments in equity securities with no readily determinable fair value are carried at cost.

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following (in thousands):

                                             DECEMBER 31,     JUNE 30,     ESTIMATED USEFUL
                                                 1999           2000        LIVES IN YEARS
                                             ------------    ----------    ----------------
Goodwill...................................      $ --        $2,808,455            3
Completed technology.......................        --            28,130            3
Assembled workforce........................        --            12,234          2-3
Trademarks and tradenames..................        --             4,901            3
Acquired license rights....................       490               490           10
                                                 ----        ----------
                                                  490         2,854,210
Less accumulated amortization..............        56           198,136
                                                 ----        ----------
                                                 $434        $2,656,074
                                                 ====        ==========

     Goodwill and other intangible assets will be amortized as follows (in millions):

Six months ending December 31, 2000.........................     $  476
2001........................................................        953
2002........................................................        953
2003........................................................        274
                                                                 ------
Total.......................................................     $2,656
                                                                 ======

5.  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of convertible preferred stock, unvested restricted common stock, stock options and warrants, convertible subordinated notes and contingently issuable stock. All potential common stock has been excluded from the calculation of diluted loss per share since its inclusion would be anti-dilutive.

     The following table sets forth potential common stock excluded from the calculation of earnings per share:

                                                                  AS OF JUNE 30,
                                                            --------------------------
                                                               1999            2000
                                                            ----------      ----------
Stock options.............................................   9,116,000      19,235,704
Unvested restricted common stock..........................  19,950,804      14,360,695
Convertible preferred stock...............................  32,215,694              --
Warrants..................................................   2,075,100       2,283,732
Convertible subordinated notes............................          --       2,598,074
Contingently issuable stock (Note 9)......................          --          44,477

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

6.  COMPREHENSIVE LOSS

     The following table presents the calculation of comprehensive loss and its components for the three and six months ended June 30, 1999 and 2000 (in thousands):

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                       --------------------    ---------------------
                                        1999        2000         1999        2000
                                       -------    ---------    --------    ---------
Net loss.............................  $(7,187)   $(243,236)   $(10,078)   $(278,633)
Other comprehensive income (loss):
  Foreign currency translation
     adjustment......................       --          (10)         --          (15)
  Unrealized gain (loss) on
     securities......................       --       (5,977)         --          743
                                       -------    ---------    --------    ---------
Comprehensive loss...................  $(7,187)   $(249,223)   $(10,078)   $(277,905)
                                       =======    =========    ========    =========

7.  ACQUISITIONS

NETWORK24 COMMUNICATIONS, INC.

     In February 2000, the Company acquired all of the outstanding common and preferred stock of Network24 Communications Inc. ("Network24") in exchange for 620,872 shares of Akamai common stock and $12.5 million in cash. Akamai also issued options and warrants exercisable for 195,862 shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. Network24 is a provider of Internet broadcasting application services. The value of the acquisition was $203.6 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Network24 subsequent to February 10, 2000 have been included in Akamai's statements of operations for the three and six months ended June 30, 2000. The purchase price allocation is as follows:

                                                              (IN MILLIONS)
Tangible net assets.........................................     $  2.7
Intangible assets acquired:
  Completed technology......................................        6.8
  Assembled workforce.......................................        1.5
  Trademarks and tradenames.................................        1.4
  Goodwill..................................................      191.2
                                                                 ------
Total purchase price allocation.............................     $203.6
                                                                 ======

     Goodwill and other intangibles are being amortized on a straight-line basis over estimated useful lives of three years (see Note 4).

INTERVU INC.

     In April 2000, the Company acquired all of the outstanding common and preferred stock of INTERVU Inc. ("INTERVU") in exchange for 10.0 million shares of Akamai common stock. Akamai also issued options and warrants exercisable for
2.2 million shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for INTERVU common stock. INTERVU is a service provider for Internet audio and video delivery solutions. The acquisition was accounted for as a purchase. Accordingly, the results of operations of INTERVU subsequent to April 20, 2000 have been included in Akamai's statements of operations for the three and six months ended June 30, 2000. The total purchase price of

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

$2.8 billion includes the fair market value of Akamai stock and options issued of $2.6 billion and estimated direct transaction costs of $19.0 million. The preliminary purchase price allocation is as follows:

                                                              (IN MILLIONS)
  Tangible net assets.......................................    $  130.4
  Intangible assets acquired:
     Completed technology...................................        21.4
     Assembled workforce....................................        10.7
     Trademarks and tradenames..............................         3.5
     In-process research and development....................         1.4
     Goodwill...............................................     2,617.3
                                                                --------
  Total purchase price allocation...........................    $2,784.7
                                                                ========

     Tangible net assets acquired include cash, short-term and long-term investments, accounts receivable, fixed assets (including an adjustment to write-down property and equipment to fair value of $23.0 million), and prepaid advertising (see Note 9). Liabilities assumed include accounts payable, accrued compensation and accrued expenses. Goodwill and other intangibles are being amortized on a straight-line basis over estimated useful lives of two to three years (see Note 4).

     A portion of the purchase price was allocated to acquired in-process research and development ("IPR&D") and completed technology. Completed technology and IPR&D were identified and valued through interviews and analysis of data provided by management regarding products under development. Developmental projects that had reached technological feasibility were classified as completed technology and will be amortized over three years. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and charged to expense on the date of the acquisition. The value of IPR&D was determined considering the project's stage of completion, the time and resources needed for completion, the contribution of core technology, and the projected discounted cash flows of completed products. The discount rate was determined considering Akamai's weighted average cost of capital and the risks surrounding the successful completion of the projects under development.

     The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Network24's and INTERVU's results of operations as if each company had been acquired as of January 1, 1999 (in thousands, except per share data).

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             ----------------------
                                                               1999         2000
                                                             ---------    ---------
Revenue....................................................  $   4,142    $  32,052
Net loss...................................................   (496,581)    (567,823)
Loss per share.............................................     (16.81)       (6.49)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

8.  CONVERTIBLE SUBORDINATED NOTES

     In June 2000, Akamai issued $300.0 million of 5 1/2% Convertible Subordinated Notes due July 1, 2007 (the "Convertible Notes") for aggregate net proceeds of approximately $290.5 million (net of offering expense of $9.5 million). The Company expects to use the net proceeds for anticipated working capital and

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

general corporate purposes, including new service offerings and potential acquisitions of complementary businesses, products and technologies. The Convertible Notes are due July 1, 2007, and are convertible at any time following the date of original issuance into the Company's common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of Convertible Notes), subject to adjustment in certain events. The Company can redeem the Convertible Notes on or after July 3, 2003 at the Company's option. In the event of a change of control, Akamai may be required to repurchase all or a portion of the Convertible Notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the Convertible Notes accrues as of the issue date and is payable semiannually on January 1 and July 1 of each year, commencing on January 1, 2001. The Convertible Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness and effectively rank junior to all secured debts and to all of the existing and future debts and other liabilities of the Company's subsidiaries.

9.  CNN NEWS GROUP STRATEGIC ALLIANCE

     On November 11, 1999, INTERVU, which the Company acquired in April 2000 (see Note 7), entered a strategic alliance with the CNN News Group ("CNN"). In accordance with the agreement, INTERVU issued common stock valued at $20 million to CNN. In return, CNN agreed to provide INTERVU with three years of on-air and online advertising and promotional opportunities across CNN's properties. As part of its purchase price allocation, Akamai estimated the fair value of these services to be $19.2 million. This amount has been recorded in Other Assets and will be amortized over the remaining life of the agreement (approximately 28 months) to advertising expense. In addition, for a fee INTERVU agreed to be CNN's exclusive provider of Internet video management and delivery services and deliver audio streaming services. Following the first anniversary of the agreement, if the market value of the Company's common stock prior to the end of any fiscal quarter falls below $33.60 per share, the Company will be obligated to issue a letter of credit in an amount not to exceed $10.0 million, with the actual amount calculated on the basis of the number of shares held by CNN at the time and the remaining number of days in the term of the agreement. In addition, the Company may become obligated to pay CNN up to $10 million in cash or common stock, at the Company's option, if CNN holds the shares for three years and the price per share of common stock does not increase by 1.5 times the initial price at the effective date of the agreement. At the time of the acquisition, the Company estimated the fair value of the guaranteed return to CNN using the Black Scholes option pricing model, and determined its value to be approximately $7 million, which was included in the purchase price of INTERVU. Either party may terminate the contract at any time for material breach by the other party that remains uncured or the other party's bankruptcy or similar adverse condition. In the event the agreement is terminated by CNN, CNN is required to pay the Company as of the date of the termination notice the value of the undelivered services purchased under the agreement. In the event the agreement is terminated by the Company because CNN engages another party to provide Internet video management and delivery services, CNN is required to pay the Company as of the date of the termination (i) the value of the undelivered services purchased under the agreement and (ii) a breakup fee of $3,000,000 initially that declines to zero over the term of the agreement.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the quarter ending December 31, 2000. SAB No. 101 clarifies the SEC's views regarding the recognition of revenue. Akamai will adopt SAB No. 101 in the fourth quarter of 2000. Akamai does not expect the application of SAB No. 101 to have a significant impact on its financial position or results of operations.

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Akamai does not expect the application of FIN No. 44 to have a significant impact on its financial position or results of operations.

11.  SUBSEQUENT EVENT

     In July 2000, the Company acquired all of the outstanding common and preferred stock of CallTheShots Inc. ("CTS"), in exchange for a combination of Akamai common stock and cash. The purchase price is estimated to be approximately $6 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition will be accounted for as a purchase. CTS develops services that enable Web site visitors to personalize their interaction with such site.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     We provide global delivery services for Internet content, streaming media and applications, and global Internet traffic management services. Our services improve the speed, quality, availability, reliability and scalability of Web sites. Our services deliver our customers' Internet content, streaming media and applications through a distributed worldwide server network, which locates the content and applications geographically closer to users. As of June 30, 2000, we had approximately 2,100 signed customers, including 895 customers under recurring contract.

     Since our inception, we have incurred significant losses, and as of June 30, 2000, we had an accumulated deficit of $337.2 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We expect to incur significant engineering and development and sales, general and administrative expenses and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

     In the first quarter of 2000, we entered into agreements to acquire all the outstanding common and preferred stock of Network24 Communications Inc. ("Network24") and INTERVU Inc. ("INTERVU"). We acquired both of these companies to accelerate market leadership in streaming media. The Network24 acquisition was consummated on February 10, 2000 in exchange for 620,872 shares of our common stock and $12.5 million in cash. We also issued options and warrants exercisable for 195,862 shares of our common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. The INTERVU acquisition was consummated on April 20, 2000 in exchange for 10.0 million shares of our common stock. We also issued options and warrants exercisable for 2.2 million shares of our common stock in exchange for all outstanding options and warrants exercisable for INTERVU common stock. We have included the results of operations of Network24 subsequent to February 10, 2000 and INTERVU subsequent to April 20, 2000 in our statements of operations for the three and six months ended June 30, 2000. Both acquisitions are accounted for using the purchase method of accounting.

     In connection with the Network24 and INTERVU acquisitions, we expect amortization expense for the next four years as follows (in millions):

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
  2000......................................................  $674
  2001......................................................   953
  2002......................................................   953
  2003......................................................   274

     We derive our revenue from the sale of our services under contracts with terms typically ranging from 12 to 24 months. We recognize revenue primarily based on fees for the amount of Internet content delivered through our services. These contracts also provide for minimum monthly fees. Customers are typically billed monthly in advance for minimums and monthly in arrears for usage above the minimums. We also derive revenue for implementation, installation, usage and other fees that are recognized over the period of the related contracts or customer relationships.

     To date, substantially all of our revenue has been derived from customers based in the United States. We expect that revenue from customers based outside the United States will increase in future periods. To date, substantially all of our revenue has been derived from direct sales; however, we expect that revenue through indirect distribution channels will increase in future periods. Sales to Apple Computer represented 22% and 18% of our revenue for the year ended December 31, 1999 and the six months ended June 30, 2000, respectively. Sales to Yahoo! represented 13% of our revenue for the year ended December 31, 1999. Sales to Apple Computer represented 17% of our revenue for the three months ended June 30, 2000.

     Cost of services consists of fees paid to network providers for bandwidth, depreciation of network equipment used in providing our services and monthly fees paid to third-party network data centers for housing our servers. We enter into contracts for bandwidth with third-party network providers with terms typically ranging from six months to three years. These contracts may commit us to minimum monthly fees plus additional fees for bandwidth usage above our contracted level or may commit us to share with the third-party network providers a portion of the revenue we recognize from customers that use these third-party networks. Under our accelerated networks program, we provide use of our servers to smaller Internet service providers which, in turn, provide us with rack space for our servers and access to their bandwidth. We do not recognize as revenue any value to the Internet service providers associated with the use of our servers and do not expense the value of the rack space and bandwidth we receive. We believe that, to date, the value provided under this program has been insignificant. We expect our cost of service to increase as we continue to deploy our network.

     Engineering and development expenses consist primarily of salaries and related personnel costs and costs related to the design, development, testing, deployment and enhancement of our services and our network. We have to date expensed our engineering and development costs as incurred. We believe that research and development is critical to our strategic product development objectives and intend to continue to enhance our technology to meet the changing requirements of the market demand. As a result, we expect our engineering and development expenses to increase in the future.

     Sales, general and administrative expenses consist primarily of salaries and related costs of sales and marketing, operations and finance personnel and recruiting expenses, professional fees and legal and accounting services. We expect that sales, general and administrative expenses will increase in the future as we hire additional personnel, expand our operations, initiate additional marketing programs, establish sales offices in new locations and incur additional costs related to the growth of our business and our operations as a public company.

     Amortization of intangible assets consists primarily of the amortization of intangible assets acquired in business combinations, including goodwill. Acquired in-process research and development consists of a nonrecurring charge for the value of developmental projects that had not reached technological feasibility and had no alternative future use.

RESULTS OF OPERATIONS

     Revenue. Revenue was $404,000 for the three and six months ended June 30, 1999. Revenue for the three and six months ended June 30, 2000 was $18.1 million and $25.4 million, respectively. The increase in revenue in the second quarter over the comparable period in the prior year was due to the commercial introduction of our services in April 1999. Revenue increased 151% in the second quarter of 2000 from the first quarter of 2000. The increase in revenue from the first quarter was due to the growth of our customer base, in part due to the acquisition of businesses, the introduction of new services, and the expansion of our reseller channel. We expect quarterly revenue to increase in the future. However, the rate of revenue growth could vary from quarter to quarter due to many factors.

     Cost of Services. Cost of services expense was $1.2 million and $1.4 million for the three and six months ended June 30, 1999, respectively, and represented 17% and 14% of total operating expenses for the respective periods. Cost of services expense was $12.6 million and $19.3 million for the three and six months ended

June 30, 2000, respectively, and represented 5% and 6% of total operating expenses for the respective periods. Cost of services expenses were 17% of operating expenses before the amortization of intangible assets for the three and six months ended June 30, 2000. The increase in cost of services expense in dollars for each of the three and six month periods in 2000 compared to the comparable periods in the prior year was due to commencement of testing of our FreeFlow service in early 1999 and the commercial introduction of services in April 1999. Gross margins, defined as revenue less cost of services, were negative for the six months ended June 30, 1999 largely due to the fixed cost of building a network of servers. Gross margins were positive for the quarter ended June 30, 2000 due to an increase in the number of customers and volume of revenue relative to the growth in network infrastructure. While gross margins are expected to increase over time, fluctuations are possible as fixed costs increase due to the rapid expansion of our global network of servers.

     Engineering and Development. Engineering and development expenses were $1.3 million and $2.1 million for the three and six months ended June 30, 1999, respectively, and represented 18% and 20% of total operating expenses for the respective periods. Engineering and development expenses were $12.9 million and $19.8 million for the three and six months ended June 30, 2000, respectively, and represented 5% and 6% of total operating expenses for the respective periods. Engineering and development expenses were 17% and 18% of operating expenses before the amortization of intangible assets for the three and six months ended June 30, 2000, respectively. The increase in engineering and development expenses in the three and six month periods over the comparable periods in the prior year was attributable to personnel and payroll related expenses resulting from an increase in headcount. We expect engineering and development expenses to increase in the future as we continue to invest in new technology.

     Sales, General and Administrative. Sales, general and administrative expenses were $4.1 million and $5.2 million for the three and six months ended June 30, 1999, respectively, and represented 58% and 52% of total operating expenses for the respective periods. Sales, general and administrative expenses for the three and six months ended June 30, 2000 were $39.7 million and $61.1 million, respectively, and represented 15% and 20% of total operating expenses for the respective periods. Sales, general and administrative expenses were 52% and 54% of operating expenses before the amortization of intangible assets for the three and six months ended June 30, 2000, respectively. The increase in sales, general and administrative expenses in the three and six month periods over the comparable periods in the prior year was due to an increase in sales, general and administrative personnel and payroll-related expenses resulting from an increase in headcount, advertising campaigns initiated during the period, and increased depreciation expense associated with our property and equipment. We expect sales, general and administrative expenses to increase in the future.

     Amortization of Intangible Assets. Amortization of intangible assets for the three and six months ended June 30, 2000 was $189.1 million and $198.1 million, respectively, and represented 71% and 64% of total operating expenses for the respective periods. Amortization expense primarily relates to the acquisitions of Network24 and INTERVU and the associated amortization of intangible assets acquired as part of these acquisitions. These intangible assets are being amortized on a straight-line basis over two to three years. We expect amortization of intangible assets to be approximately $238 million per quarter as a result of these acquisitions.

     Equity-Related Compensation. Equity-related compensation expenses consist of the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date and compensation expense related to the acceleration of stock option vesting for certain terminated employees. At June 30, 2000, deferred compensation, which is a component of stockholders' equity, was $26.6 million. This amount is being amortized ratably over the vesting periods of the applicable stock options and restricted shares, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. We expect to incur equity related compensation expenses of at least $16.0 million in 2000, $8.7 million in 2001, $8.7 million in 2002 and $3.6 million in 2003.

     Interest Income (Expense), Net. Interest income (expense), net, was $(177,000) and $(144,000) for the three and six months ended June 30, 1999, respectively, and $3.8 million and $7.4 million for the three and six months ended June 30, 2000, respectively. Interest income (expense), net, consists of interest earned on cash, cash equivalent and short-term and long-term investment balances, net of interest expense. Interest income increased in 2000 due to interest on proceeds from the issuance of senior subordinated notes, the sale of preferred stock in several private placements and the sale of common stock in our initial public offering during 1999, partially offset by accrued interest expense on our 5 1/2% convertible subordinated notes and the amortization of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

     Initially, we financed our operations primarily through private sales of our capital stock and issuance of senior subordinated notes totaling approximately $124.6 million in net proceeds through December 31, 1999. In November 1999, we sold shares of common stock through an initial public offering. The net proceeds to us from the initial public offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commission to the underwriters. In June 2000, we received net proceeds of $290.5 million from the sale of 5 1/2% convertible subordinated notes due 2007 ("Convertible Notes"). At June 30, 2000, cash, cash equivalents and short-term investments totaled $515.7 million.

     Cash used in operating activities was $4.9 million for the six months ended June 30, 1999 and $49.5 million for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2000 reflects increasing net losses partially offset by increases in accounts payable and accrued expenses.

     Cash used in investing activities was $5.8 million for the six months ended June 30, 1999 and $168.0 million for the six months ended June 30, 2000. Net cash used for investing activities in the current period reflects net purchases of short-term investments of $277.6 million, sales and maturities of investments of $147.7 million and purchases of property and equipment of $55.6 million, consisting primarily of servers for deployment and expansion of our network, information systems used to operate the business, and facilities improvements. Also during the current period we made a cash payment of $11.7 million, net of cash acquired, for the acquisition of Network24 and acquired $29.2 million of cash in our acquisition of INTERVU. We expect to continue to expand our infrastructure by making approximately $80 million in additional capital expenditures during the remainder of the year.

     Cash provided by financing activities was $48.9 million for the six months ended June 30, 1999 and $302.5 million for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 1999 was derived primarily from the sale of convertible preferred stock, the issuance of demand notes, and an equipment line of credit. In December 1999, we exercised our right to pay off outstanding senior subordinated notes, of which $12.2 million was paid in December 1999 and the remainder was paid during the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2000 was derived primarily from the proceeds from the sale of Convertible Notes and the issuance of common stock under our stock plans.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of our common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned technology, services or product development and sales and marketing efforts, which could harm our business, financial condition and operating results. It is our intention to at all times maintain cash on hand and borrowing capacity to meet funding needs for 18 to 24 months in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the quarter ending December 31, 2000. SAB No. 101 clarifies the SEC's views regarding the recognition of revenue. We will adopt SAB No. 101 in the fourth quarter of 2000. We do not expect the application of SAB No. 101 to have a significant impact on our financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN No. 44 to have a significant impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

  OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

     We were founded in August 1998 and began offering our services commercially in April 1999. We have limited meaningful historical financial data upon which to base planned operating expenses and upon which investors may evaluate us and our prospects. In addition, our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses are and will continue to be fixed in the short-term. Risks and difficulties are frequently encountered by companies like us in a new and rapidly evolving market. Our ability to sell our services and the level of success we achieve depend, among other things, on the level of demand for delivery services for graphics, streaming media, applications and other Internet content, which is a new and rapidly evolving market. Our business strategy may be unsuccessful, and it may not successfully address the risks we face.

  WE ARE ENTIRELY DEPENDENT ON OUR INTERNET CONTENT AND STREAMING MEDIA DELIVERY SERVICES AND OUR FUTURE REVENUE DEPENDS ON THE COMMERCIAL SUCCESS OF OUR SERVICES.

     Currently, our future growth depends on the commercial success of our Internet content and streaming media delivery services and other services and products we may develop and/or offer. While we have been selling our services commercially since April 1999, sales may not continue in the future. Our other services and products under development may not achieve widespread market acceptance. The future revenue growth of our FreeFlow Streaming service, which provides for the delivery of streaming audio and video content to Internet users, will depend in part on customer acceptance of the combined or integrated service offerings of Akamai and INTERVU, which we acquired in April 2000. Failure of our current and planned services to operate as expected could hinder or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed. In addition, to the extent we promote any portion of our technology as an industry standard by making it readily available to users for little or no charge, we may not receive revenue that we might otherwise have received.

  THE INTERNET CONTENT, STREAMING AND APPLICATIONS DELIVERY MARKET IS NEW AND OUR BUSINESS WILL SUFFER IF THE MARKET DOES NOT DEVELOP AS WE EXPECT.

     The market for Internet content, streaming and applications delivery services is new. We cannot be certain that a broad-based market for our services will emerge or be sustainable. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

  ANY FAILURE OF OUR NETWORK INFRASTRUCTURE COULD LEAD TO SIGNIFICANT COSTS AND DISRUPTIONS WHICH COULD REDUCE OUR REVENUE AND HARM OUR BUSINESS, FINANCIAL RESULTS AND REPUTATION.

     Our business is dependent on providing our customers with fast, efficient and reliable Internet content delivery services. To meet these customer requirements, we must protect our network infrastructure against damage from:

     - sabotage and vandalism;

     - human error;

     - physical or electronic intrusion and security breaches;

     - fire, earthquake, flood and other natural disasters;

     - power loss; and

     - similar events.

     Despite our efforts, our network infrastructure may come under attack by sabotage or vandalism. In addition, the occurrence of a natural disaster or other unanticipated problems at one or more of our servers could result in service interruptions or significant damage to equipment. We currently provide a FreeFlow service guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not provide this service, the customer does not pay for its services on that day. Any widespread loss or interruption of services would reduce our revenue and could harm our business, financial results and reputation.

  BECAUSE OUR INTERNET CONTENT DELIVERY SERVICES ARE COMPLEX AND ARE DEPLOYED IN COMPLEX ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     Our Internet content delivery services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of May 31, 2000, our network consisted of over 4,000 servers across 160 networks. We and our customers have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

     - loss of or delay in revenues and loss of market share;

     - loss of customers;

     - failure to attract new customers or achieve market acceptance;

     - diversion of development and engineering resources;

     - loss of credibility or damage to business reputation;

     - increased service costs; and

     - legal actions by our customers.

  ANY FAILURE OF OUR TELECOMMUNICATIONS AND NETWORK PROVIDERS TO PROVIDE REQUIRED TRANSMISSION CAPACITY TO US COULD RESULT IN INTERRUPTIONS IN OUR SERVICES.

     Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of these network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. This failure may be a result of the telecommunications providers or Internet service providers experiencing interruptions or other failures, failing to comply with or terminating their existing agreements with us, or otherwise denying or interrupting service or not entering into relationships with us at all or on terms commercially acceptable to us. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

  THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES.

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we do. Some of our current or potential competitors have the financial resources to withstand substantial price competition. Moreover, many of our competitors have more extensive brand recognition, customer bases, broader customer relationships and broader industry alliances that they could use to their advantage in competitive situations, including relationships with many of our current and potential customers. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their services with other services, software or hardware in a manner that may discourage Web site owners from purchasing any service we offer or Internet service providers from installing our servers.

     As competition in the Internet content, streaming media and applications delivery market continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with us. We also believe that we may face competition from other providers of competing Internet content, streaming media and applications delivery services, including networking hardware and software manufacturers, content distribution providers, traditional hardware manufacturers, telecommunications providers, software database companies, and large diversified software and technology companies. Increased competition could result in:

     - price and revenue reductions and lower profit margins;

     - increased cost of service from telecommunications providers;

     - loss of customers; and

     - loss of market share.

     Any one of these could materially and adversely affect our business, financial condition and results of operations.

  AS PART OF OUR BUSINESS STRATEGY, WE HAVE ENTERED INTO AND MAY ENTER INTO OR SEEK TO ENTER INTO BUSINESS COMBINATIONS AND ACQUISITIONS WHICH MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

     We acquired Network24 in February 2000, INTERVU in April 2000 and CallTheShots Inc. ("CTS") in July 2000. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including:

     - the difficulty of integrating the operations and personnel of the acquired companies;

     - the maintenance of acceptable standards, controls, procedures and policies;

     - the potential disruption of our ongoing business and distraction of management;

     - the impairment of relationships with employees and customers as a result of any integration of new management personnel;

     - the difficulty of incorporation of acquired technology and rights into our products and services;

     - the failure to achieve the expected benefits of the combination or acquisition;

     - expenses related to the acquisition;

     - potential unknown liabilities associated with acquired businesses; and

     - unanticipated expenses related to acquired technology and its integration into existing technology.

     If we are not successful in completing acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution. Our acquisitions of Network24, INTERVU and CTS and any future acquisitions may not generate any additional revenue and may pose other risks to us.

  A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK WILL BE ELIGIBLE FOR PUBLIC SALE AFTER EXISTING LOCK-UP PERIODS EXPIRE, WHICH COULD CAUSE OUR STOCK PRICE TO FALL.

     A substantial amount of our common stock will be eligible for public sale after existing lock-up periods expire, which could cause our stock price to fall. Lock-up restrictions will expire with respect to approximately 0.6 million shares on August 18, 2000; approximately 7.4 million shares on August 24, 2000; approximately 58.2 million shares on September 13, 2000 and approximately 6.6 million shares on October 29, 2000.

     Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

  A SIGNIFICANT DECLINE IN SALES TO APPLE COMPUTER COULD REDUCE OUR REVENUE AND CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO SUFFER.

     We entered into a strategic alliance with Apple Computer, Inc. effective as of April 1, 1999. Sales of our services to Apple Computer represented approximately 18% of our revenue for the six months ended June 30, 2000. We expect that sales to Apple Computer as a percentage of total sales will decrease, but that during calendar 2000 sales to Apple Computer will continue to represent a significant portion of our revenue. Apple Computer has the right to terminate the agreement on short notice if we materially breach the agreement. A significant decline in sales to Apple Computer could reduce our revenue and cause our business and financial results to suffer.

  SOME OF OUR CURRENT CUSTOMERS ARE EMERGING INTERNET-BASED BUSINESSES THAT MAY NOT PAY US FOR OUR SERVICES ON A TIMELY BASIS AND THAT MAY NOT SUCCEED OVER THE LONG TERM.

     Some of our revenue recognized in the six months ended June 30, 2000 was derived from customers that are emerging Internet-based businesses, and a portion of our future revenue may be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that some of these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our revenue and other financial results.

  OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO SCALE OUR NETWORK AS DEMAND INCREASES.

     Our network may not be scalable to expected customer levels while maintaining superior performance. We cannot be certain that our network can connect and manage a substantially larger number of customers at high transmission speeds. In addition, as customers' usage of bandwidth increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds. We cannot ensure that we will be able to make these investments successfully or at an acceptable or commercially reasonable cost.

     Upgrading our infrastructure may cause delays or failures in our network. As a result, in the future our network may be unable to achieve or maintain a sufficiently high transmission capacity. Our failure to achieve or maintain high capacity data transmission could significantly reduce demand for our services, reducing our revenue and causing our business and financial results to suffer.

  OUR BUSINESS WILL SUFFER IF WE DO NOT RESPOND RAPIDLY TO TECHNOLOGICAL
CHANGES.

     The market for Internet content delivery services is likely to continue to be characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become obsolete, which would materially and adversely affect our business, results of operations and financial condition.

     In developing our services, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those which we may now or in the future promote or support, market acceptance of our services may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of services or products incorporating new technologies and the emergence of new industry standards could render our existing service obsolete.

  IF OUR LICENSE AGREEMENT WITH MIT TERMINATES, THEN OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     We have licensed from MIT technology covered by various patent applications and copyrights relating to Internet content delivery technology. Some of our technology is based in part on the technology covered by these patent applications and copyrights. Although the license is effective for the life of the patent and patent applications, MIT may terminate the license agreement if we cease our business due to insolvency or if we materially breach the terms of the license agreement. A termination of our license agreement with MIT could have a material adverse effect on our business.

  OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection; competitors may gain access to our intellectual property which may result in the loss of our customers.

     Although we have licensed technology covered by patent applications filed with the United States Patent and Trademark Office with respect to Internet content delivery services, we have no patents issued with respect to our FreeFlow content delivery services. Accordingly, neither our technology nor technology licensed by us is covered by patents that would preclude or inhibit competitors from entering our market for our FreeFlow services. Our future patents, if any, and patents licensed by us for our FreeFlow services, may be successfully challenged or may not provide us with any competitive advantages. Moreover, although we have filed international patent applications, none of our technology is patented abroad. We cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. Monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

     As a result of our recent INTERVU acquisition, we acquired two United States patents covering data delivery services. Such patents, however, may not provide us with any competitive advantages or restrict or limit any third party competitor's ability to make, use or sell their data delivery services in competition with us.

 FAILURE TO INCREASE OUR REVENUE WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

     We have never been profitable. We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2000, we had an accumulated deficit of $337.2 million. We cannot be certain that our revenue will continue to grow or that we will achieve sufficient revenue to achieve profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses, including fees to obtain access to bandwidth for the transport of data over our network. As a result, we will need to generate significantly higher revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

  THE VARIABLE SALES CYCLES FOR OUR SERVICES MAY CAUSE REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

     At times, a customer's decision to purchase our Internet content delivery services involves a lengthy evaluation process. Throughout the sales cycle, we spend considerable time and expense educating and providing information to prospective customers about the use and benefits of our services. Because of our limited operating history and the nature of our business, we cannot predict these sales and deployment cycles. Long sales cycles may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. If our operating results fall below the expectations of securities analysts or investors in some future quarter or quarters, the market price of our common stock could be adversely affected.

  THE RATES WE CHARGE FOR OUR SERVICES MAY DECLINE OVER TIME WHICH WOULD REDUCE OUR REVENUE AND COULD CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO SUFFER.

     We expect that our cost to obtain bandwidth capacity for the transport of data over our network will decline over time as a result of, among other things, the large amount of capital currently being invested to build infrastructure providing additional bandwidth and volume discounts available to us as our network usage increases. We expect the prices we charge for our services may also decline over time as a result of, among other things, existing and new competition in the markets we address. As a result, our historical revenue rates may not be indicative of future revenue based on comparable traffic volumes. If we fail to accurately predict the decline in costs of bandwidth or, in any event, if we are unable to sell our services at acceptable prices relative to our bandwidth costs, or if we fail to offer additional services from which we can derive additional revenue, our revenue will decrease and our business and financial results will suffer.

  OUR BUSINESS AND PROSPECTS DEPEND ON DEMAND FOR AND MARKET ACCEPTANCE OF THE INTERNET AND ITS INFRASTRUCTURE DEVELOPMENT.

     The increased use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has only begun to develop in recent years, and our success will depend in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of the Internet for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including:

     - the growth in consumer access to and acceptance of new interactive technologies;

     - the development of technologies that facilitate interactive communication between organizations; and

     - increases in user bandwidth.

     If the Internet as a commercial or business medium fails to develop or develops more slowly than expected, our business and prospects will suffer.

 OUR BUSINESS WILL SUFFER IF WE DO NOT ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS.

     Our current and prospective customers may require features and capabilities that our current service offerings do not have. To achieve market acceptance for our services, we must effectively and timely anticipate and adapt to customer requirements and offer services that meet customer demands. Our failure to offer services that satisfy customer requirements would seriously harm our business, results of operations and financial condition.

     We intend to continue to invest heavily in technology development. The development of new or enhanced services and applications, such as EdgeAdvantage, an integrated platform of our core technologies and network infrastructure service, is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, integration, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new services as well as enhancements. The introduction of new or enhanced services and applications also requires that we manage the transition from older services in order to ensure that we can deliver services to meet anticipated customer demand. Our inability to effectively manage this transition would materially adversely affect our business, results of operations and financial condition.

  WE HAVE LIMITED SALES AND MARKETING EXPERIENCE; OUR BUSINESS WILL SUFFER IF WE DO NOT EXPAND OUR DIRECT AND INDIRECT SALES ORGANIZATIONS AND OUR CUSTOMER SERVICE AND SUPPORT OPERATIONS.

     We currently have limited sales and marketing experience. Our limited experience may restrict our success gaining broad market acceptance of our services or in commercializing our future services. Our services require a sophisticated sales effort targeted at a limited number of key people within a prospective customer's organization. This sales effort requires the efforts of trained sales personnel. We need to continue to expand our marketing and sales organization in order to increase market awareness of our services to a greater number of organizations and generate increased revenue. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel we need. In addition, we believe that our future success is dependent upon our ability to establish successful relationships with a variety of distribution partners. If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our services, which may prevent us from achieving and maintaining profitability.

     Hiring personnel is very competitive in our industry because there is a limited number of people available with the necessary technical skills and understanding of our market. Once we hire them, they require extensive training in our Internet content delivery services. If we are unable to expand our customer service and support organization and train them as rapidly as necessary, we may not be able to increase sales of our services, which would seriously harm our business.

 OUR BUSINESS WILL SUFFER IF WE FAIL TO MANAGE OUR GROWTH PROPERLY.

     We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and have grown our headcount substantially. Our total number of employees increased from 385 at December 31, 1999 to 1,053 at June 30, 2000. We plan to continue to hire a significant number of employees this year. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. Competition for highly skilled personnel is intense, especially in New England and central and southern California. We may fail to attract, assimilate or retain qualified personnel to fulfill our current or future needs. Our planned rapid growth places a significant demand on management and financial and operational resources. In order to grow and achieve future success, we must:

     - retain existing personnel;

     - successfully integrate Network24, INTERVU and CTS personnel;

     - hire, train, manage and retain additional qualified personnel; and

     - effectively manage multiple relationships with our customers, suppliers and other third parties.

     Failure to do so would have a materially adverse effect on our business, results of operations and financial condition.

  WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET AND IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES, OUR ABILITY TO COMPETE COULD BE HARMED.

     Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel, who have critical industry experience and relationships that they rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We have "key person" life insurance policies covering only the lives of F. Thomson Leighton and Daniel M. Lewin. The loss of the services of any of our key employees could delay the development and introduction of and negatively impact our ability to sell our services. We face intense competition for qualified personnel, including research and development, service and support and sales and marketing personnel.

 WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD HARM OUR BUSINESS.

     We have expanded our international operations to Munich, Germany, London, England and Paris, France. A key aspect of our business strategy is to continue to expand our sales and support organizations internationally. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. However, we may not be able to maintain or increase market demand for our services which may harm our business. We are increasingly subject to a number of risks associated with international business activities which may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

     - market acceptance of our products and services by countries outside the United States;

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

  INSIDERS HAVE SUBSTANTIAL CONTROL OVER US WHICH COULD LIMIT OTHERS' ABILITIES TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL.

     As of July 31, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 52.2% of our outstanding common stock. These stockholders, if acting together, are able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

  PROVISIONS OF OUR CHARTER DOCUMENTS MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN CONTROL EVEN IF THE CHANGE IN CONTROL WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Provisions of our amended and restated certificate of incorporation, by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

  THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

     Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

     - demand for Internet content delivery services and streaming services;

     - the timing and size of sales of our services;

     - the timing of recognizing revenue and deferred revenue;

     - new product and service introductions and enhancements by our competitors and us;

     - changes in our pricing policies or the pricing policies of our competitors;

     - our ability to develop, introduce and deliver new products, services and enhancements that meet customer requirements in a timely manner;

     - the length of the sales cycle for our services;

     - increases in the prices of, and availability of, the products, services, components or raw materials we purchase, including bandwidth;

     - our ability to attain and maintain quality levels for our services;

     - expenses related to testing of our services;

     - costs related to acquisitions of technology or businesses; and

     - general economic conditions as well as those specific to the Internet and related industries.

     We plan to increase significantly our operating expenses to fund greater levels of engineering and development, expand our sales and marketing operations, broaden our customer support capabilities, continue to develop new distribution channels and continue to expand internationally. We also plan to expand our general and administrative functions to address the increased reporting and other administrative demands and the increasing size of our business.

     Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, a delay in generating or recognizing revenue for the reasons set forth above, or for any other reason, could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses.

     Due to the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably fall.

 WE FACE A NUMBER OF UNKNOWN RISKS ASSOCIATED WITH YEAR 2000 PROBLEMS.

     We must continue to monitor year 2000 issues. While we have not experienced any year 2000 issues to date, there can be no assurance that we have identified and remediated all material year 2000 related issues. We could experience a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Our services are used in conjunction with larger networks involving sophisticated hardware and software products supplied by other vendors. We may face claims based on year 2000 problems in other companies' products or based on issues arising from the integration of multiple third-party products within the overall network. Although no claims of this kind have been made, we may in the future be required to defend our services in legal proceedings which could be expensive regardless of the merits of these claims.

  WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT.

     Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

     - cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms; and

     - redesign products or services.

     If we are forced to take any of these actions, our business may be seriously harmed. Although we carry insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

  INTERNET-RELATED LAWS COULD ADVERSELY AFFECT OUR BUSINESS.

     Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. A recent session of the United States Congress resulted in the passage of Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations, and is currently considering copyright legislation that may extend the right of reproduction held by copyright holders to include the right to make temporary copies for any reason. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business.

 WE MAY BE SUBJECT TO REGULATION, TAXATION, ENFORCEMENT OR OTHER LIABILITIES IN UNEXPECTED JURISDICTIONS.

     We provide services to customers located throughout the United States and in several foreign countries. As a result, we may be required to qualify to do business, or be subject to tax or other laws and regulations, in these jurisdictions even if we do not have a physical presence, employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that we are subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business, financial condition and results of operations.

  OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH COULD RESULT IN LITIGATION AGAINST US.

     The market price of our common stock has been extremely volatile and has fluctuated significantly in the past. The following factors could cause the market price of common stock to continue to fluctuate significantly:

     - the addition or departure of our key personnel;

     - variations in our quarterly operating results;

     - announcements by us or our competitors of significant contracts, new or enhanced products or service offerings, acquisitions, distribution partnerships, joint ventures or capital commitments;

     - changes in financial estimates by securities analysts;

     - our sales of common stock or other securities in the future;

     - changes in market valuations of networking, Internet and telecommunications companies;

     - fluctuations in stock market prices and volumes; and

     - changes in general economic conditions, including interest rate levels.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies' common stock. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources which could materially adversely affect our business and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. An increase or decrease in interest rates would not significantly increase or decrease interest expense due to the fixed nature of our debt obligations. We do not currently have significant foreign operations and thus are not currently materially exposed to foreign currency fluctuations. We do not expect a material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Recent Sales of Unregistered Securities

     On June 20, 2000, we sold to Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC an aggregate principal amount of $250,000,000 of our Convertible Notes in accordance with Rule 144A under the Securities Act of 1933, for cash in an amount equal to ninety-seven percent (97%) of the principal amount of the Convertible Notes. The Convertible Notes are due July 1, 2007, are convertible at any time prior to maturity at the option of the holder into shares of our common stock at a conversion price of approximately $115.47 per share (subject to certain adjustment events) and accrue interest payable semiannually. On June 23, 2000, the purchasers identified above exercised their option to purchase an additional $50,000,000 aggregate principal amount of the Convertible Notes for cash in an amount equal to ninety-seven percent (97%) of the principal amount of such Convertible Notes. The three percent discount represented an underwriting commission for the initial purchasers.

     (d) Use of Proceeds from Sales of Registered Securities

     On November 3, 1999, we sold 9,000,000 shares of our common stock in an initial public offering at a price of $26.00 per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-85679) that was declared effective by the Securities and Exchange Commission on October 28, 1999. The aggregate proceeds to us from the offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commission to the underwriters. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, or to any persons owning ten percent or more of our outstanding stock. In addition to underwriting discounts and commissions, the expenses incurred in connection with the offering were approximately $2.2 million, including $850,000 for Directors and Officers Insurance, $400,000 of legal costs, $460,000 of accounting costs, $50,000 of printing costs, $188,000 of registration, filing and listing costs, and other costs of approximately $300,000. During the period from the offering to June 30, 2000, we have used the proceeds as follows: approximately $41.8 million for network equipment and computer equipment and hardware, $15.0 million for the repayment of senior subordinated notes, $36.6 million for payroll and benefits, $9.3 million for advertising expenses, $10.3 million for bandwidth costs, and $12.5 million for the acquisition of businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 2000, we held our 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the meeting the following matters were approved by the vote specified below:

          1. George H. Conrades and Terrance G. McGuire were elected to serve as directors until the next annual meeting of stockholders in 2003 or until their successors are duly elected and qualified. Mr. Conrades received 73,660,124 shares of common stock voting in favor of his election and 34,057 shares of common stock were withheld. Mr. McGuire received 73,659,603 shares of common stock voting in favor of his election and 34,578 shares of common stock were withheld. In addition, the terms of the following directors continued after the Annual Meeting of Stockholders:
     Arthur H. Bilger, Todd A. Dagres, F. Thomson Leighton, Daniel M. Lewin and Edward W. Scott.

          2. An amendment to our Amended and Restated Certificate of Incorporation increasing the number of shares of common stock which we are authorized to issue from 300,000,000 shares to 700,000,000 shares was approved. The votes were cast as follows: 72,416,790 shares of common stock were voted for the amendment, 1,258,868 shares of common stock were voted against the amendment and 18,873 shares of common stock abstained from the vote. There were 350 shares of common stock subject to non-votes.

          3. The continuance of our Second Amended and Restated 1998 Stock Incentive Plan and an amendment to the Second Amended and Restated 1998 Stock Incentive Plan increasing the number of shares of common stock authorized for issuance under the Plan from 28,755,600 shares to 37,755,600 shares were approved. The votes were cast as follows: 69,112,091 shares of common stock were voted for the continuance of and amendment to the Plan, 1,401,418 shares of common stock were voted against the continuance of and amendment to the Plan and 23,655 shares of common stock abstained from the vote. There were 3,157,017 shares of common stock subject to non-votes.

          4. The ratification of PricewaterhouseCoopers LLP as our independent public accountants for the year ended December 31, 2000 was approved. The votes were cast as follows: 73,683,039 shares of common stock were voted for the ratification, 5,819 shares of common stock were voted against the ratification and 5,673 shares of common stock abstained from the vote. There were 350 shares of common stock subject to non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

   3.1 Amended and Restated Certificate of Incorporation, as amended.
  *4.1 Indenture, dated as of June 20, 2000, by and between Akamai and State Street Bank and Trust Company.
  *4.2  5 1/2% Convertible Subordinated Notes due 2007 Registration
        Rights Agreement, dated as of June 20, 2000, by and among Akamai and Donaldson, Lufkin & Jenrette Securities
        Corporation, Morgan Stanley & Co. Incorporated, Salomon
        Smith Barney Inc. and Thomas Weisel Partners LLC.
 *10.1 Purchase Agreement, dated as of June 15, 2000, by and among Akamai and Donaldson, Lufkin & Jenrette Securities
        Corporation, Morgan Stanley & Co. Incorporated, Salomon
        Smith Barney Inc. and Thomas Weisel Partners LLC.
**10.2 Second Amended and Restated 1998 Stock Incentive Plan, as amended.
  27.1  Financial Data Schedule.

---------------
 * Incorporated by reference to Akamai's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2000.

** Incorporated by reference to Akamai's Form S-8 filed with the Securities and Exchange Commission on May 25, 2000.

     (b) Reports on Form 8-K

     On May 5, 2000, we filed a Current Report on Form 8-K under Item 2 (Acquisition or Disposition of Assets) to report the consummation of an Agreement and Plan of Merger for the acquisition of INTERVU. On May 24, 2000, we filed Amendment No. 1 to Current Report on Form 8-K/A under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to include the financial statements required to be filed in connection with the acquisition of INTERVU.

     On June 27, 2000, we filed a Current Report on Form 8-K under Item 5 (Other Events) to report our offer and sale of 5 1/2% Convertible Subordinated Notes due 2007 in the aggregate principal amount of $300,000,000 (including an option to purchase up to an additional $50 million principal amount of convertible notes to cover over-allotments).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AKAMAI TECHNOLOGIES, INC.


Date: August 14, 2000                                  By: /s/ TIMOTHY WELLER
                                                            -----------------------------------------
                                                            Timothy Weller
                                                            Chief Financial Officer and Treasurer
                                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

  3.1 Amended and Restated Certificate of Incorporation, as amended.
 *4.1 Indenture, dated as of June 20, 2000, by and between Akamai and State Street Bank and Trust Company.
 *4.2  5 1/2% Convertible Subordinated Notes due 2007 Registration
       Rights Agreement, dated as of June 20, 2000, by and among Akamai and Donaldson, Lufkin & Jenrette Securities
       Corporation, Morgan Stanley & Co. Incorporated, Salomon
       Smith Barney Inc. and Thomas Weisel Partners LLC.
*10.1 Purchase Agreement, dated as of June 15, 2000, by and among Akamai and Donaldson, Lufkin & Jenrette Securities
       Corporation, Morgan Stanley & Co. Incorporated, Salomon
       Smith Barney Inc. and Thomas Weisel Partners LLC.
**10.2 Second Amended and Restated 1998 Stock Incentive Plan, as
       amended.
 27.1  Financial Data Schedule.

---------------
 * Incorporated by reference to Akamai's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2000.

** Incorporated by reference to Akamai's Form S-8 filed with the Securities and Exchange Commission on May 25, 2000.