Form 10-Q
period 2000-09-30
AKAMAI TECHNOLOGIES INC
filed 2000-11-14
CIK 1086222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock as of November 10, 2000: 107,960,984 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AKAMAI TECHNOLOGIES, INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements...............................     2
          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    13
          Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.................................................    25
PART II.  OTHER INFORMATION
          Item 2.  Changes in Securities and Use of Proceeds..........    26
          Item 6.  Exhibits and Reports on Form 8-K...................    26
          Signatures..................................................    27
          Exhibit Index...............................................    28

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           AKAMAI TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)
                                  (unaudited)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1999            2000
                                                              ------------    -------------
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................    $269,554        $  371,195
  Short-term investments....................................          --            67,548
  Accounts receivable, net of allowance for doubtful
     accounts of $70 and $1,398 as of December 31, 1999 and
     September 30, 2000, respectively.......................       1,588            15,592
  Prepaid expenses and other current assets.................       2,521            19,565
                                                                --------        ----------
     Total current assets...................................     273,663           473,900
  Property and equipment, net...............................      23,875           121,812
  Intangible assets, net....................................         434         2,425,207
  Long-term investments.....................................          --            12,637
  Other assets..............................................       2,843            24,770
                                                                --------        ----------
     Total assets...........................................    $300,815        $3,058,326
                                                                ========        ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  8,987        $   28,883
  Accrued expenses..........................................       2,083             7,995
  Accrued payroll and benefits..............................       3,614            11,544
  Deferred revenue..........................................         698             5,073
  Current portion of obligations under capital lease and
     equipment loan.........................................         504             1,067
  Current portion of long-term debt.........................       2,751                --
                                                                --------        ----------
     Total current liabilities..............................      18,637            54,562
Convertible subordinated notes..............................          --           300,000
Obligations under capital leases and equipment loan, net of
  current portion...........................................         733               689
Other liabilities...........................................          --               780
                                                                --------        ----------
     Total liabilities......................................      19,370           356,031
                                                                --------        ----------
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding at
     December 31, 1999 and September 30, 2000...............          --                --
  Common stock, $0.01 par value; 700,000,000 shares
     authorized; 92,498,525 issued and outstanding at
     December 31, 1999; 107,297,982 shares issued and
     outstanding at September 30, 2000......................         925             1,073
  Additional paid-in capital................................     374,739         3,373,474
  Notes receivable from officers for stock..................      (5,907)           (5,836)
  Deferred compensation.....................................     (29,731)          (25,270)
  Accumulated other comprehensive income....................          --               143
  Accumulated deficit.......................................     (58,581)         (641,289)
                                                                --------        ----------
     Total stockholders' equity.............................     281,445         2,702,295
                                                                --------        ----------
     Total liabilities and stockholders' equity.............    $300,815        $3,058,326
                                                                ========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)
                                  (unaudited)

                                                      FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      --------------------   --------------------
                                                        1999       2000        1999       2000
                                                      --------   ---------   --------   ---------
Revenue.............................................  $    883   $  27,156   $  1,287   $  52,522
                                                      --------   ---------   --------   ---------
Operating expenses:
  Cost of services..................................     3,125      18,182      4,533      37,465
  Engineering and development (excludes $3,410,
     $6,244, $3,597 and $7,941, respectively, of
     equity-related compensation disclosed
     separately below)..............................     3,320      18,352      5,374      38,198
  Sales, general and administrative (excludes
     $2,870, $3,409, $4,021 and $13,322,
     respectively, of equity-related compensation
     disclosed separately below)....................     6,820      49,948     12,040     111,072
  Amortization of intangible assets.................        13     238,700         36     436,780
  Acquired in-process research and development......        --          --         --       1,372
  Equity-related compensation.......................     6,280       9,653      7,618      21,263
                                                      --------   ---------   --------   ---------
     Total operating expenses.......................    19,558     334,835     29,601     646,150
Operating loss......................................   (18,675)   (307,679)   (28,314)   (593,628)
Interest income (expense), net......................       133       3,624        (11)     11,052
                                                      --------   ---------   --------   ---------
Loss before provision for income taxes..............   (18,542)   (304,055)   (28,325)   (582,576)
  Provision for income taxes........................        --          20         --         132
                                                      --------   ---------   --------   ---------
Net loss............................................   (18,542)   (304,075)   (28,325)   (582,708)
Dividends and accretion to preferred stock
  redemption value..................................     1,350          --      1,645          --
                                                      --------   ---------   --------   ---------
Net loss attributable to common stockholders........  $(19,892)  $(304,075)  $(29,970)  $(582,708)
                                                      ========   =========   ========   =========
Basic and diluted net loss per share................  $  (0.80)  $   (3.27)  $  (1.47)  $   (6.84)
Weighted average common shares outstanding..........    24,849      93,099     20,445      85,244

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              --------------------------------
                                                                   1999              2000
                                                              --------------    --------------
Cash flows from operating activities:
  Net loss..................................................     $(28,325)        $(582,708)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................        1,579           458,359
     Amortization of deferred compensation..................        7,618            21,263
     Amortization of prepaid advertising acquired for stock
       (Note 9).............................................           --             4,529
     Accrued interest on notes receivable from officers for
       stock................................................           --              (256)
     Amortization of discount on senior subordinated notes
       and equipment loan...................................          340                --
     Loss on disposal of fixed assets.......................           33                --
     Acquired in-process research and development...........           --             1,372
     Changes in operating assets and liabilities, net of
       effects of acquired businesses:
       Accounts receivable, net.............................         (552)           (9,075)
       Prepaid expenses and other current assets............       (4,119)          (14,407)
       Accounts payable and accrued expenses................        9,036            17,065
       Deferred revenue.....................................           --             3,712
       Other noncurrent asset and liabilities...............           --             1,043
                                                                 --------         ---------
Net cash used in operating activities.......................      (14,390)          (99,103)
                                                                 --------         ---------
Cash flows from investing activities:
  Purchases of property and equipment.......................      (12,768)          (96,012)
  Cash acquired from the acquisition of businesses, net of
     cash paid..............................................           --            17,207
  Purchase of investments...................................         (475)         (282,170)
  Proceeds from sales and maturities of investments.........           --           250,564
                                                                 --------         ---------
Net cash used in investing activities.......................      (13,243)         (110,411)
                                                                 --------         ---------
Cash flows from financing activities:
  Proceeds from the issuance of convertible subordinated
     notes, net of offering costs...........................           --           290,500
  Proceeds from the issuance of senior subordinated notes,
     net of offering costs..................................       14,970                --
  Proceeds from equipment financing loan....................        1,500                --
  Proceeds from the issuance of Series B convertible
     preferred stock, net...................................       19,875                --
  Payments on capital leases and equipment financing loan...         (285)             (498)
  Payment on the senior subordinated notes..................           --            (2,751)
  Proceeds from the issuance of common stock under stock
     option and employee stock purchase plans...............           30            23,645
  Proceeds from the issuance of Series D convertible
     preferred stock, net...................................       12,475                --
  Proceeds from the issuance of Series E convertible
     preferred stock, net...................................       48,966                --
  Proceeds from the issuance of Series F convertible
     preferred stock, net...................................       14,988                --
  Proceeds from the issuance of common stock upon the
     exercise of warrants...................................           --                10
  Proceeds from the issuance of restricted common stock.....          293               555
                                                                 --------         ---------
Net cash provided by financing activities...................      112,812           311,461
                                                                 --------         ---------
Effects of exchange rate translation on cash and cash
  equivalents...............................................           --              (306)
                                                                 --------         ---------
Net increase in cash and cash equivalents...................       85,179           101,641
Cash and cash equivalents, beginning of the period..........        6,580           269,554
                                                                 --------         ---------
Cash and cash equivalents, end of the period................     $ 91,759         $ 371,195
                                                                 ========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AKAMAI TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

1.  NATURE OF BUSINESS:

     Akamai Technologies, Inc. ("Akamai" or the "Company") provides global delivery services for Internet content, streaming media and applications, and global Internet traffic management services. Our services improve the speed, quality, reliability and scaleability of Web sites. Akamai's services deliver customers' Internet content, steaming media and applications through a distributed worldwide server network that locates the content geographically closer to users.

     The Company has a single operating segment: global delivery service for Internet content, streaming media and applications and global Internet traffic management services. The Company has no organizational structure dictated by product lines, geography or customer type. Approximately 97% of revenue earned in the current fiscal year has been generated from U.S.-based customers.

2.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

     The accompanying interim consolidated financial statements, together with the related notes, are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these interim financial statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional disclosures. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

     The consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates fair market value. Short-term investments consist of high quality corporate and governmental securities, which have original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet, and equity investments in public companies. Long-term investments consist of high quality corporate and government securities with maturities of more than one year from the date of the balance sheet and equity investments in private companies. The Company classifies all debt securities and equity securities with readily determinable market values as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value with any unrealized gain or loss recorded as a separate element of stockholders' equity. Investments in equity securities with no readily determinable fair value are carried at cost.

     The following is a summary of investments at September 30, 2000 (in thousands):

                                                                      UNREALIZED
                                                    AMORTIZED    --------------------    ESTIMATED
                                                      COST       GAINS       LOSSES      FAIR VALUE
                                                    ---------    ------    ----------    ----------
Certificates of deposit...........................   $   509     $   --      $   --       $   509
U.S. corporate debt securities....................    63,384          3          --        63,387
Equity securities.................................    15,850      3,149       2,710        16,289
                                                     -------     ------      ------       -------
                                                     $79,743     $3,152      $2,710       $80,185
                                                     =======     ======      ======       =======

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

     Available-for-sale debt securities by contractual maturity are as follows at September 30, 2000 (in thousands):


Due in one year or less.....................................     $57,384
Due after one year through two years........................       6,003
                                                                 -------
                                                                 $63,387
                                                                 =======

For all periods presented, realized gains and losses on sales of available-for-sale securities were immaterial. The Company determines the cost basis of securities by specific identification.

  INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill arising from the acquisition of businesses. Intangible assets from the acquisition of businesses are amortized using the straight-line method over two to three years, based on their estimated useful lives. Intangible assets also include the cost of acquired license rights to content delivery technology. These license rights are amortized over ten years. The carrying value of the intangible assets is reviewed on a quarterly basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has occurred. The Company determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time.

  STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only. All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No.
123. The Company has adopted the conclusions of Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44") for the period ended September 30, 2000.

     Equity-related compensation is comprised of the following: (a) the amortization of deferred compensation resulting from the granting of stock options or shares of restricted stock at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, and (b) compensation expense equal to the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable. For the three and nine month periods ended September 30, 1999, equity-related compensation includes $6.3 million and $7.6 million, respectively, for the amortization of deferred compensation. For the three and nine month period ended September 30, 2000, equity-related compensation includes $2.8 million and $7.3 million, respectively, for the amortization of deferred compensation and $6.9 million and $14.0 million, respectively, for compensation related to modified awards.

  OTHER COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss is equal to net loss, for the three and nine month period ended September 30, 1999. Comprehensive loss is equal to net loss,

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

unrealized gain and loss on investments and foreign currency translation adjustments for the three and nine month period ended September 30, 2000.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2001.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the quarter ending December 31, 2000. SAB No. 101 clarifies the SEC's views regarding the recognition of revenue. The Company will adopt SAB No. 101 in the fourth quarter of 2000. The Company does not expect the application of SAB No. 101 to have a significant impact on its financial position or results of operations.

     In March 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 did not have a significant impact on the Company's financial position or results of operations.

4.  NET LOSS PER SHARE:

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

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

     The following table sets forth potential common stock excluded from the calculation of earnings per share since their inclusion would be antidilutive:

                                                            AS OF SEPTEMBER 30,
                                                        ----------------------------
                                                           1999              2000
                                                        ----------        ----------
Stock options.........................................  11,236,650        15,938,887
Unvested restricted common stock......................  18,049,104        12,394,250
Convertible preferred stock...........................  37,519,041                --
Warrants..............................................   2,075,100         2,146,494
Convertible subordinated notes........................          --         2,598,074
Contingently issuable stock
  (see Note 9)........................................          --           190,420

5.  GOODWILL AND OTHER INTANGIBLE ASSETS:

     Goodwill and other intangible assets consist of the following (in thousands):

                                            DECEMBER 31,   SEPTEMBER 30,   ESTIMATED USEFUL
                                                1999           2000         LIVES IN YEARS
                                            ------------   -------------   ----------------
Goodwill..................................      $ --        $2,816,138             3
Completed technology......................        --            28,130             3
Assembled workforce.......................        --            12,384           2-3
Trademarks and tradenames.................        --             4,901             3
Acquired license rights...................       490               490            10
                                                ----        ----------
                                                 490         2,862,043
Less accumulated amortization.............        56           436,836
                                                ----        ----------
                                                $434        $2,425,207
                                                ====        ==========

     Goodwill and other intangible assets will be amortized as follows (in millions):

Three months ending December 31, 2000.......................  $  239
2001........................................................     955
2002........................................................     955
2003........................................................     276
                                                              ------
Total.......................................................  $2,425
                                                              ======

6.  CONVERTIBLE SUBORDINATED NOTES:

     In June 2000, Akamai issued $300.0 million of 5 1/2% Convertible Subordinated Notes due July 1, 2007 (the "Convertible Notes") for aggregate net proceeds of approximately $290.5 million (net of offering expenses of $9.5 million). The Convertible Notes are due July 1, 2007, and are convertible at any time into the Company's common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of Convertible Notes), subject to adjustment in certain events. The Company can redeem the Convertible Notes on or after July 3, 2003 at the Company's option. In the event of a change of control, Akamai may be required to repurchase all or a portion of the Convertible Notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the Convertible Notes accrues as of the issue date and is payable semiannually on January 1 and July 1 of each year, commencing on January 1, 2001. The Convertible Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness and effectively rank junior to all secured debts and to all of the existing and future debts and other liabilities of the Company's subsidiaries.

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

7.  COMPREHENSIVE LOSS:

     The following table presents the calculation of comprehensive loss and its components for the three and nine month periods ended September 30, 1999 and 2000 (in thousands):

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                        ---------------------    ---------------------
                                          1999        2000         1999        2000
                                        --------    ---------    --------    ---------
Net loss..............................  $(18,542)   $(304,075)   $(28,325)   $(582,708)
Other comprehensive income (loss):
  Foreign currency translation
     adjustment.......................        --         (284)         --         (299)
  Unrealized (loss) gain on
     securities.......................        --         (301)         --          442
                                        --------    ---------    --------    ---------
Comprehensive loss....................  $(18,542)   $(304,660)   $(28,325)   $(582,565)
                                        ========    =========    ========    =========

8.  ACQUISITIONS:

  NETWORK24 COMMUNICATIONS, INC.

     In February 2000, the Company acquired all of the outstanding common and preferred stock of Network24 Communications, Inc. ("Network24") in exchange for 620,872 shares of Akamai common stock and $12.5 million in cash. Akamai also issued options and warrants exercisable for 195,862 shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. Network24 is a provider of Internet broadcasting application services. The value of the acquisition was $203.6 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Network24 subsequent to February 10, 2000 have been included in Akamai's statements of operations for the three and nine months ended September 30, 2000. The purchase price allocation is as follows (in millions):

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
                                                                 ======

     Goodwill and other intangibles are being amortized on a straight-line basis over estimated useful lives of three years (see Note 5).

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

  INTERVU INC.

     In April 2000, the Company acquired all of the outstanding common and preferred stock of INTERVU Inc. ("INTERVU") in exchange for 10.0 million shares of Akamai common stock. Akamai also issued options and warrants exercisable for
2.2 million shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for INTERVU common stock. INTERVU is a service provider for Internet audio and video delivery solutions. The acquisition was accounted for using the purchase method. Accordingly, the results of operations of INTERVU subsequent to April 20, 2000 have been included in Akamai's statements of operations for the three and nine months ended September 30, 2000. The total purchase price of $2.8 billion includes the fair market value as of the acquisition date of Akamai stock and options issued of $2.8 billion and estimated direct transaction costs of $19.0 million. The preliminary purchase price allocation is as follows (in millions):

Tangible net assets.........................................    $  126.1
Intangible assets acquired:
  Completed technology......................................        21.4
  Assembled workforce.......................................        10.7
  Trademarks and tradenames.................................         3.5
  In-process research and development.......................         1.4
  Goodwill..................................................     2,621.6
                                                                --------
Total purchase price allocation.............................    $2,784.7
                                                                ========

     Tangible net assets acquired include cash, short-term and long-term investments, accounts receivable, fixed assets and prepaid advertising (see Note
9). Liabilities assumed include accounts payable, accrued compensation and accrued expenses. Goodwill and other intangibles are being amortized on a straight-line basis over estimated useful lives of two to three years (see Note
5).

     A portion of the INTERVU purchase price was allocated to acquired in-process research and development ("IPR&D") and completed technology. Completed technology and IPR&D were identified and valued through interviews and analysis of data provided by management regarding products under development. Developmental projects that had reached technological feasibility were classified as completed technology and are being amortized over three years. Projects that had not reached technological feasibility and had no future alternatives uses were classified as IPR&D and charged to expense on the date of the acquisition. The value of IPR&D was determined considering the project's stage of completion, the time and resources needed for completion, the contribution of core technology, and the projected discounted cash flows of completed products. The discount rate was determined considering Akamai's weighted average cost of capital and the risks surrounding the successful completion of the projects under development.

  PRO FORMA INFORMATION

     The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Network24's and INTERVU's results of operations as if each company had been acquired as of January 1, 1999 (in thousands, except per share data).

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                   1999
                                                              ---------
                                                                                2000
                                                                           ---------
Revenue.....................................................  $   5,025    $  59,208
Net loss....................................................   (515,123)    (871,898)
Loss per share..............................................     (16.57)       (9.53)

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

  CALLTHESHOTS INC.

     In July 2000, the Company acquired all of the outstanding common and preferred stock of CallTheShots Inc. ("CTS"), in exchange for 31,493 shares of Akamai common stock and $259,000 in cash. In addition, 20,458 shares of Akamai common stock and $434,000 in cash have been placed in an escrow account and will be released over one year to certain CTS selling shareholders as they continue employment with Akamai. The Company will record equity-related compensation for the escrowed shares in the amount of $1.7 million ratably over the contingency period based on the fair value of Akamai common stock on the closing date of the acquisition. The acquisition has been accounted for using the purchase method. The purchase price of $3.7 million was based on the fair value of the consideration paid plus direct acquisition costs. Accordingly, the Company allocated the purchase price to the assets and liabilities of CTS based on their fair values. The values assigned included $4.0 million for goodwill, $150,000 for assembled workforce, and $466,000 for net liabilities assumed. The goodwill and assembled workforce are being amortized on a straight-line basis over their estimated useful lives of three and two years, respectively. The Company has included the results of operations of CTS subsequent to July 25, 2000 in its statement of operations for the three and nine months ended September 30, 2000. CTS develops services that enable Web site visitors to personalize their interaction with such site. Pro forma information for CTS has not been presented as the historical operating results of CTS are not material to those of the combined Company.

9.  CNN NEWS GROUP STRATEGIC ALLIANCE:

     On November 11, 1999, INTERVU, which the Company acquired in April 2000 (see Note 8), entered into a strategic alliance with the CNN News Group ("CNN"). In accordance with the agreement, INTERVU issued common stock valued at $20 million to CNN. In return, CNN agreed to provide INTERVU with three years of on-air and online advertising and promotional opportunities across CNN's properties. As part of its purchase price allocation, Akamai estimated the fair value of these services to be $18.4 million. This amount has been recorded in Other Assets, less the current portion of $6.9 million recorded in Other Current Assets, and is being amortized over the remaining life of the agreement to advertising expense. In addition, for a fee INTERVU agreed to be CNN's exclusive provider of Internet video management and delivery services and to deliver audio streaming services.

     Following the first anniversary of the agreement, if the market value of the Company's common stock prior to the end of any fiscal quarter falls below $33.57 per share, the Company will be obligated to issue a letter of credit in an amount not to exceed $10.0 million, with the actual amount calculated on the basis of the number of shares held by CNN at the time and the remaining number of days in the term of the agreement. In addition, the Company may become obligated to pay CNN up to $10 million in cash or common stock, at the Company's option, if CNN holds its Akamai shares until November 11, 2002 and the price per share of Akamai common stock is less than $144.05 at such date. At the time of the acquisition, the Company estimated the fair value of the guaranteed return to CNN using the Black-Scholes option pricing model, and determined its value to be approximately $7 million, which was included in the purchase price allocation of INTERVU. Either party may terminate the contract at any time for a material breach by the other party that remains uncured or the other party's bankruptcy or similar adverse condition. In the event the agreement is terminated by CNN, CNN is required to pay the Company as of the date of the termination notice the value of the undelivered services purchased under the agreement. In the event the agreement is terminated by the Company because CNN engages another party to provide Internet video management and delivery services, CNN is required to pay the Company as of the date of the termination (i) the value of the undelivered services purchased under the agreement and (ii) a breakup fee of $3,000,000 initially that declines to zero over the term of the agreement.

                           AKAMAI TECHNOLOGIES, INC.

                                  (unaudited)

10.  CONTINGENCIES:

     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, at this time, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11.  RELATED PARTY TRANSACTIONS:

     During the nine months ended September 30, 2000, the Company purchased bandwidth and colocation space from LIG Holdings, L.P. ("LIG"), an Internet service provider. An officer of the Company is a principal of LIG with a 35% ownership interest. Any transactions with LIG are approved by the Company's management committee. During the nine months ended September 30, 2000, the Company paid approximately $73,000 to LIG for colocation space and bandwidth. The Company has obligations to LIG for future colocation space and bandwidth and has paid $972,000 to LIG for a refundable security deposit. During the nine months ended September 30, 2000, the Company sold a perpetual license to LIG covering certain technology for $500,000. As of September 30, 2000, this amount was included in accounts receivable.

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

OVERVIEW

     We provide global delivery services for Internet content, streaming media and applications, and global Internet traffic management services. We currently offer nine services that, among other things, improve the speed, quality, availability, reliability and scalability of Web sites. Our services deliver our customers' Internet content, streaming media and applications through a distributed worldwide server network of over 6,000 servers, which locates the content and applications geographically closer to users. As of September 30, 2000, we had more than 2,800 customers, including over 1,100 customers under recurring contract.

     We derive our revenue primarily from the sale of our services under contracts with terms typically ranging from 12 to 24 months. We recognize revenue primarily based on fees for the amount of Internet content delivered through our services. These contracts typically provide for minimum monthly fees. Customers are typically billed monthly in advance for minimums and monthly in arrears for usage above the minimums. We also derive revenue from implementation and installation fees that are recognized over the period of the related contracts. In addition, we recognize revenue from stand-alone professional services as these services are performed.

     To date, substantially all of our revenue has been derived from customers based in the United States. We expect that revenue from customers based outside the United States will increase in future periods. To date, the majority of our revenue has been derived from direct sales; however, we anticipate that revenue through indirect distribution channels will increase in future periods. For the nine months ended September 30, 1999, Apple Computer ("Apple"), Yahoo! and Artisan represented 45%, 18% and 11% of total revenue, respectively. For the three and nine month periods ended September 30, 2000, Apple represented 15% and 16% of total revenue, respectively. We expect Apple revenue to decline as a percentage of our total revenue for the next two quarters.

     Cost of services consists primarily of fees paid to network providers for bandwidth, depreciation of network equipment used in providing our services and monthly fees paid to third-party network data centers for housing our servers. In addition, cost of services includes network storage costs, live event costs including costs for production, encoding and signal acquisition, and costs of professional services. We enter into contracts for bandwidth with third-party network providers with terms typically ranging from six months to three years. These contracts may commit us to minimum monthly fees plus additional fees for bandwidth usage above our contracted level or may commit us to share with the third-party network providers a portion of the revenue we recognize from customers that use these third-party networks. Under our accelerated networks program, Internet service providers provide us with rack space for our servers and access to their bandwidth at no cost. We do not recognize as revenue any value to the Internet service providers associated with the deployment of our servers and do not expense the value of the rack space and bandwidth we receive. We expect our cost of services to increase as we continue to deploy our network.

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

     Sales, general and administrative expenses consist primarily of salaries and related costs of sales and marketing, operations and finance personnel, recruiting expenses, professional fees, advertising costs and legal and accounting services. We expect that sales, general and administrative expenses will increase in the future as we hire additional personnel, expand our operations, initiate additional marketing programs, establish sales offices in new locations and incur additional costs related to the growth of our business and our operations as a public company.

     Amortization of intangible assets consists primarily of the amortization of intangible assets acquired in business combinations, including goodwill. Acquired in-process research and development consists of a nonrecurring charge for the value of developmental projects acquired from INTERVU that had not reached technological feasibility and had no alternative future use.

     Equity-related compensation consists of: (a) the amortization of deferred compensation resulting from the granting of stock options or shares of restricted stock at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, and (b) compensation expense equal to the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable.

     Since our inception, we have incurred significant losses, and as of September 30, 2000. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We expect to incur significant engineering and development and sales, general and administrative expenses and, as a result, we will need to generate significant revenue to achieve and maintain profitability.

     In the first quarter of 2000, we acquired all the outstanding common and preferred stock of Network24 Communications, Inc. ("Network24"). In the second quarter of 2000, we acquired all of the outstanding common stock and preferred stock of INTERVU Inc. ("INTERVU"). We acquired both of these companies to accelerate market leadership in streaming media. The Network24 acquisition was consummated on February 10, 2000 in exchange for 620,872 shares of our common stock and $12.5 million in cash. We also issued options and warrants exercisable for 195,862 shares of our common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. The INTERVU acquisition was consummated on April 20, 2000 in exchange for 10.0 million shares of our common stock. We also issued options and warrants exercisable for 2.2 million shares of our common stock in exchange for all outstanding options and warrants exercisable for INTERVU common stock. We have included the results of operations of Network24 subsequent to February 10, 2000 and INTERVU subsequent to April 20, 2000 in our statements of operations for the three and nine months ended September 30, 2000. Both acquisitions have been accounted for using the purchase method of accounting.

     In the third quarter of 2000, we issued 31,493 shares of common stock and made a cash payment of $259,000 to the former stockholders of CallTheShots Inc. ("CTS") in connection with our acquisition of CTS in a merger transaction. The acquisition has been accounted for using the purchase method. We have included the results of operations of CTS subsequent to July 25, 2000 in our statements of operations for the three and nine months ended September 30, 2000.

     In connection with the Network24, INTERVU and CTS acquisitions, we expect amortization expense for the next four years to be as follows (in millions):

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
  2000......................................................  $676
  2001......................................................   955
  2002......................................................   955
  2003......................................................   276

RESULTS OF OPERATIONS

     Revenue. Revenue was $883,000 and $1.3 million for the three and nine months ended September 30, 1999, respectively. Revenue for the three and nine months ended September 30, 2000 was $27.2 million and

$52.5 million, respectively. The increase in revenue in the third quarter of 2000 over the comparable period in the prior year was primarily due to the significant growth in our customer base. Revenue increased 50% in the third quarter of 2000 from the second quarter of 2000. The increase in revenue from the second quarter was due to several factors including the growth of our customer base, an increase in the amount of services sold to existing customers, the introduction of new services, and an increase in sales through our expanded reseller channel. We expect quarterly revenue to increase in the future as we add customers and sell new services to our existing customers. However, the rate of revenue growth could vary from quarter to quarter due to many factors. See "Factors Affecting Future Operating Results."

     Cost of Services. Cost of services expense was $3.1 million and $4.5 million for the three and nine months ended September 30, 1999, respectively, and represented 16% and 15% of total operating expenses for the respective periods. Cost of services expense was $18.2 million and $37.5 million for the three and nine months ended September 30, 2000, respectively, and represented 5% and 6% of total operating expenses for the respective periods. Cost of services expenses were 19% and 18% of operating expenses before the amortization of intangible assets for the three and nine months ended September 30, 2000, respectively. The increase in cost of services expense for each of the three and nine month periods in 2000 compared to the comparable periods in the prior year was due to the commercial introduction of services in April 1999, increased depreciation expense on our servers as we expanded our network, and increased bandwidth costs as we delivered more content over our network. Gross margins, defined as revenue less cost of services, were negative for the nine months ended September 30, 1999 largely due to the fixed cost of building our network of servers. Gross margins were positive for the quarter ended September 30, 2000 due to an increase in the number of customers and volume of revenue relative to the growth in network infrastructure. Gross margins grew from 30% in the three months ended June 30, 2000 to 33% in the three months ended September 30, 2000. The increase in gross margins primarily reflects consistent pricing of our products and the declining cost of bandwidth as a percentage of content delivered over our network. While gross margins are expected to increase over time, fluctuations are possible as fixed costs increase due to the rapid expansion of our global network of servers.

     Engineering and Development. Engineering and development expenses were $3.3 million and $5.4 million for the three and nine months ended September 30, 1999, respectively, and represented 17% and 18% of total operating expenses for the respective periods. Engineering and development expenses were $18.4 million and $38.2 million for the three and nine months ended September 30, 2000, respectively, and represented 5% and 6% of total operating expenses for the respective periods. Engineering and development expenses were 19% and 18% of operating expenses before the amortization of intangible assets for the three and nine months ended September 30, 2000, respectively. The increase in engineering and development expenses in the three and nine month periods in 2000 over the comparable periods in the prior year was attributable to personnel and payroll-related expenses resulting from an increase in headcount. We expect engineering and development expenses to increase in the future as we continue to increase headcount and invest in new technology.

     Sales, General and Administrative. Sales, general and administrative expenses were $6.8 million and $12.0 million for the three and nine months ended September 30, 1999, respectively, and represented 35% and 41% of total operating expenses for the respective periods. Sales, general and administrative expenses for the three and nine months ended September 30, 2000 were $49.9 million and $111.1 million, respectively, and represented 15% and 17% of total operating expenses for the respective periods. Sales, general and administrative expenses were 52% and 53% of operating expenses before the amortization of intangible assets for the three and nine months ended September 30, 2000, respectively. The increase in sales, general and administrative expenses in the three and nine month periods over the comparable periods in the prior year was due to an increase in sales, general and administrative personnel and payroll-related expenses resulting from an increase in headcount, advertising campaigns initiated during the period, and increased depreciation expense associated with our property and equipment. We expect sales, general and administrative expenses to continue to increase in the future.

     Amortization of Intangible Assets. Amortization of intangible assets for the three and nine months ended September 30, 2000 was $238.7 million and $436.8 million, respectively, and represented 71% and 68% of total operating expenses for the respective periods. Amortization expense primarily relates to the acquisitions of Network24 and INTERVU and the associated amortization of intangible assets acquired as part of these acquisitions. These intangible assets are being amortized on a straight-line basis over two to three years. We expect amortization of our intangible assets as of September 30, 2000 to be approximately $239 million per quarter through 2003.

     Equity-Related Compensation. Equity-related compensation was $6.3 million and $7.6 million for the three and nine months ended September 30, 1999, respectively, and $9.7 million and $21.3 million for the three and nine months ended September 30, 2000, respectively. For the nine months ended September 30, 2000, equity-related compensation includes $7.3 million for the amortization of deferred compensation and $14.0 million for the acceleration of stock option vesting for certain terminated employees. At September 30, 2000, deferred compensation, which is a component of stockholders' equity, was $25.3 million. This amount is being amortized ratably over the vesting periods of the applicable stock options and restricted shares, typically four years, with 25% vesting on the first anniversary of the grant date and the balance vesting 6.25% quarterly thereafter. Related to the amortization of deferred compensation, we expect to incur equity-related compensation expenses of at least $10.1 million in 2000, $10.2 million in 2001, $8.7 million in 2002 and $3.6 million in 2003.

     Interest Income (Expense), Net. Interest income (expense), net, was $133,000 and $(11,000) for the three and nine months ended September 30, 1999, respectively, and $3.6 million and $11.1 million for the three and nine months ended September 30, 2000, respectively. Interest income (expense), net, consists of interest earned on cash, cash equivalents and short-term and long-term investment balances, net of interest expense. Interest income increased in the first nine months of 2000 due to interest earned on proceeds from the issuance of senior subordinated notes, the sale of preferred stock in several private placements and the sale of common stock in our initial public offering during 1999, partially offset by accrued interest expense on our 5 1/2% convertible subordinated notes and the amortization of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we financed our operations primarily through private sales of our capital stock and issuance of senior subordinated notes totaling approximately $124.6 million in net proceeds through December 31, 1999. In November 1999, we sold shares of common stock through our initial public offering. The net proceeds to us from the initial public offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commissions to the underwriters. In June 2000, we received net proceeds of $290.5 million from the sale of 5 1/2% convertible subordinated notes due 2007 ("Convertible Notes"). At September 30, 2000, cash, cash equivalents and short-term investments totaled $438.7 million.

     Cash used in operating activities was $14.4 million for the nine months ended September 30, 1999 and $99.1 million for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2000 compared to the prior year reflects increasing operating losses.

     Cash used in investing activities was $13.2 million for the nine months ended September 30, 1999 and $110.4 million for the nine months ended September 30, 2000. Cash used for investing activities in the current period reflects net purchases of short-term investments of $282.2 million, sales and maturities of investments of $250.6 million and purchases of property and equipment of $96.0 million, consisting primarily of servers for the deployment and expansion of our network, information systems used to operate the business, and facilities improvements. Also during the current period we made a cash payment of $11.7 million, net of cash acquired, for the acquisition of Network24, acquired $29.2 million of cash in our acquisition of INTERVU and made a cash payment of $259,000 for the acquisition of CTS. We expect to continue to expand our infrastructure by making approximately $40 million in additional capital expenditures during the remainder of the year.

     Cash provided by financing activities was $112.8 million for the nine months ended September 30, 1999 and $311.5 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 1999 was derived primarily from the sale of convertible preferred stock, the issuance of demand notes, and an equipment line of credit. In December 1999, we exercised our right to pay off outstanding senior subordinated notes, of which $12.2 million was paid in December 1999 and the remainder was paid during the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2000 was derived primarily from the proceeds from the sale of Convertible Notes and the issuance of common stock under our stock plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly we do not believe that the adoption of SFAS No. 133 will have a material impact on our financial reporting and related disclosures. We will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2001.

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

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN No. 44 did not have a significant impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

  OUR BUSINESS IS DIFFICULT TO EVALUATE AND OUR BUSINESS STRATEGY MAY NOT SUCCESSFULLY ADDRESS RISKS WE FACE BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

     We were founded in August 1998 and began offering our services commercially in April 1999. We have limited historical financial data upon which to base planned operating expenses and upon which investors may evaluate us and our prospects. In addition, while our operating expenses are largely based on anticipated but unpredictable revenue trends, a high percentage of these expenses are and will continue to be fixed in the short-term. Because of our limited operating history, our business strategy may not successfully address all of the risks we face.

  WE ARE PRIMARILY DEPENDENT ON OUR INTERNET CONTENT, APPLICATIONS AND STREAMING MEDIA DELIVERY SERVICES AND OUR FUTURE REVENUE DEPENDS ON CONTINUED DEMAND FOR OUR SERVICES.

     Currently, our future growth depends on the commercial success of our Internet content, applications and streaming media delivery services and other services and products we may develop and/or offer. While we have been selling our services commercially since April 1999, sales may not continue in the future for a variety of reasons. First, the market for our existing services is relatively new, and issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect its development. Furthermore, our new services and products under development may not achieve widespread market acceptance. Failure of our current and planned services to operate as expected could also hinder or prevent their adoption. If a broad-based, sustained market for our services does not emerge and our target customers do not adopt, purchase and successfully deploy our current and planned services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

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

     - power loss; and

     - similar events.

     We currently provide a content delivery service guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not provide this service, the customer does not pay for its services on that day. Any widespread loss or interruption of services would reduce our revenue and could harm our business, financial results and reputation.

  BECAUSE OUR SERVICES ARE COMPLEX AND ARE DEPLOYED IN COMPLEX ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT COULD SERIOUSLY HARM OUR BUSINESS.

     Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of September 30, 2000, our network consisted of over 6,000 servers across 335 different networks. We and our customers have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

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

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their services with other services, software or hardware in a manner that may discourage Web site owners from purchasing any service we offer or Internet service providers from installing our servers.

     As competition in the Internet content, streaming media and applications delivery market continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with us. These companies include networking hardware and software manufacturers, content distribution providers, traditional hardware manufacturers, telecommunications providers, software database companies, and large diversified software and technology companies. Increased competition could result in:

     - price and revenue reductions and lower profit margins;

     - increased cost of service from telecommunications providers;

     - loss of customers; and

     - loss of market share.

     Any one of these could materially and adversely affect our business, financial condition and results of operations.

  AS PART OF OUR BUSINESS STRATEGY, WE HAVE ENTERED INTO AND MAY ENTER INTO OR SEEK TO ENTER INTO BUSINESS COMBINATIONS AND ACQUISITIONS THAT MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

     We acquired Network24 in February 2000, INTERVU in April 2000 and CallTheShots Inc. ("CTS") in July 2000. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

     If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution. Our acquisitions of Network24, INTERVU and CTS and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.

  A SIGNIFICANT DECLINE IN SALES TO APPLE COMPUTER COULD REDUCE OUR REVENUE AND CAUSE OUR BUSINESS AND FINANCIAL RESULTS TO SUFFER.

     We entered into a strategic alliance with Apple Computer, Inc. effective as of April 1, 1999. Sales of our services to Apple Computer represented approximately 16% of our revenue for the nine months ended September 30, 2000. We expect that sales to Apple Computer as a percentage of total sales will decrease, but that during calendar 2000 sales to Apple Computer will continue to represent a significant portion of our revenue. Apple Computer has the right to terminate the agreement on short notice if we materially breach the agreement. A significant decline in sales to Apple Computer could reduce our revenue and cause our business and financial results to suffer.

  SOME OF OUR CURRENT CUSTOMERS ARE EMERGING INTERNET-BASED BUSINESSES THAT MAY NOT PAY US FOR OUR SERVICES ON A TIMELY BASIS AND THAT MAY NOT SUCCEED OVER THE LONG TERM.

     Some of our revenue recognized in the nine months ended September 30, 2000 was derived from customers that are emerging Internet-based businesses, and a portion of our future revenue will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that some of these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our revenue and other financial results.

  IF WE ARE UNABLE TO SCALE OUR NETWORK AS DEMAND INCREASES, THE QUALITY OF OUR SERVICES MAY DIMINISH WHICH COULD CAUSE A LOSS OF CUSTOMERS.

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

  IF WE DO NOT RESPOND RAPIDLY TO TECHNOLOGICAL CHANGES, THEN WE MAY LOSE CUSTOMERS.

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

  OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection; competitors may gain access to our intellectual property which may result in the loss of our customers. We have filed suit in federal court in Massachusetts against Digital Island, Inc. for infringing one of our licensed patents and patents issued to INTERVU; however, we may not prevail in these proceedings. In general, monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

     Although we have licensed and proprietary technology covered by United States patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Moreover, although we have filed international patent applications, none of our technology is patented abroad. We cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

 FAILURE TO INCREASE OUR REVENUE WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

     We have never been profitable. We have incurred significant losses since inception and expect to continue to incur losses in the future. As of September 30, 2000, we had an accumulated deficit of $641.3 million. We cannot be certain that our revenue will continue to grow or that we will achieve sufficient revenue to achieve profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses, including fees to obtain access to bandwidth for the transport of data over our network. As a result, we will need to generate significantly higher revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

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

 OUR BUSINESS WILL SUFFER IF WE FAIL TO MANAGE OUR GROWTH PROPERLY.

     We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and our headcount has grown substantially. Our total number of employees increased from 385 at December 31, 1999 to 1,229 at September 30, 2000. We plan to continue to hire a significant number of employees this year. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. In order to grow and achieve future success, we must also improve our ability to effectively manage multiple relationships with our customers, suppliers and other third parties. Failure to take any of the steps necessary to manage our growth properly would have a material adverse effect on our business, results of operations and financial condition.

  WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY. IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES AND HIRE QUALIFIED SALES AND TECHNICAL PERSONNEL, OUR ABILITY TO COMPETE COULD BE HARMED.

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

     We face intense competition for qualified personnel, including research and development personnel and other persons with necessary technical skills, particularly in the Boston, Massachusetts and San Mateo, California areas. Our employees require extensive training in our Internet content delivery services. If we are unable to hire and promptly train service and support personnel, we may not be able to increase sales of our services, which would seriously harm our business.

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

     As of October 31, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 46% of our outstanding common stock. These stockholders, if acting together, are able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

  WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT.

     Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Digital Island, Inc. has filed a patent infringement suit against us in California. We intend to aggressively defend this lawsuit and to prosecute vigorously the patent infringement suit that we had previously filed against Digital Island, Inc. We may not prevail in either of these actions. These claims and any other litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

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

  INTERNET-RELATED LAWS COULD ADVERSELY AFFECT OUR BUSINESS.

     Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. This could negatively affect the businesses of our customers and reduce their demand for our services. Internet-related laws, however, remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Recent Sales of Unregistered Securities

     On July 25, 2000, we issued 51,951 shares of our common stock to the former stockholders of CallTheShots, Inc., a Delaware corporation ("CTS"), in connection with our acquisition of CTS in a merger transaction. The shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because there was no public offering of the common stock issued. No underwriters were involved in the sale of these securities.

     (d) Use of Proceeds from Sales of Registered Securities

     On November 3, 1999, we sold 9,000,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (Registration No. 333-85679) (the "Registration Statement") that was declared effective by the Securities and Exchange Commission on October 28, 1999. During the period from the offering to September 30, 2000, we have used the proceeds as follows: approximately $64 million for capital expenditures, $15 million for the repayment of senior subordinated notes, $13 million for the acquisition of businesses, and approximately $110 million for operating expenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

  27.1  Financial Data Schedule.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AKAMAI TECHNOLOGIES, INC.


Date: November 14, 2000                                By: /s/ KAREN C. STUMCKE
                                                            -----------------------------------------
                                                            Karen C. Stumcke
                                                            Vice President and Chief Accounting
                                                            Officer