Form 10-K
period 2000-12-31
AKAMAI TECHNOLOGIES INC
filed 2001-02-12
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File number 0-27275

Akamai Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3432319
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
500 Technology Square, Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)

      Registrant’s Telephone Number, including area code (617) 250-3000

      Securities registered pursuant to Section 12(b) of the Act: None.

      Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,972,155,094 based on the last reported sale price of the common stock on the Nasdaq consolidated transaction reporting system on January 31, 2001.

      The number of shares outstanding of the registrant’s common stock as of January 31, 2001: 108,915,101 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2001 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2000

PART I

Item 1.  Business.

Overview

      We provide global delivery services for Internet content, streaming media and applications and global Internet traffic management. Our services improve the speed, quality, availability, reliability and scalability of Web sites. Our services deliver our customers’ Internet content, streaming media and applications through a distributed world-wide server network which locates the content and applications geographically closer to users. Using technology and software that is based on our proprietary mathematical formulas, or algorithms, we monitor Internet traffic patterns and deliver our customers’ content and applications by the most efficient route available. Our services are easy to implement and do not require our customers or their Web site visitors to modify their hardware or software. Using our FreeFlow service, our customers have been able to more than double the speed at which they deliver content to their users and, in some instances, have been able to improve speeds by ten times or more. Our streaming services offer customers enhanced video and audio quality, scalability and reliability. Finally, our services also provide cost and capital savings to our customers by enabling them to outsource delivery of their content to end users.

      During 2000, we completed three acquisitions. In February, we acquired Network24 Communications, Inc., which we refer to as Network24, a privately held provider of Internet broadcasting software and services. In April, we completed the acquisition of InterVU, Inc., which we refer to as INTERVU, a publicly-traded company engaged in providing Web site owners and content publishers with automated streaming media services for live and on-demand video and audio content over the Internet. In July, we acquired CallTheShots, Inc., which we refer to as CTS, a privately-held company focusing on Web site personalization and content aggregation.

      The Akamai logo, EdgeAdvantageTM, EdgeScapeSM, FirstPointSM, FreeFlowSM, FreeFlow StreamingSM, the INTERVU logo, SteadyStreamTM, Traffic AnalyzerSM, Akamai ConferenceSM, EdgeSuiteSM and StorageFlowSM are trademarks or service marks of us or our subsidiaries. All other trademarks or trade names in this prospectus are the property of their respective owners.

Akamai Services

      We have developed EdgeAdvantage, an integrated platform of our core technologies and network infrastructure service used to offer our FreeFlow, FreeFlow Streaming, Traffic Analyzer, FirstPoint, Akamai Conference, EdgeScape, Digital Parcel Service, StorageFlow, and EdgeSuite services. EdgeAdvantage may also be used as a platform for third-party service offerings, tools and applications. We and our partners intend to use this platform to introduce a range of value added services and applications.

  FreeFlow

      Our FreeFlow service provides for the delivery of Web site content to Internet users. When implementing our FreeFlow service, our customers select bandwidth intensive portions of their Web sites, such as complex graphics, advertisements, logos, software downloads and pictures, to be delivered to users over our network. FreeFlow service customers pay only for the Internet content delivered through our service. Monthly usage charges are based on megabits per second of content delivered. Customers commit to pay for a minimum usage level over a fixed contract term and pay additional fees when usage exceeds this commitment. Monthly prices currently begin at $1,995 per megabit per second, with discounts available for volume usage.

      This FreeFlow service is backed by a proof-of-performance guarantee. Through our guarantee we promise that:

•	our service will be available to deliver content 24 hours a day, seven days a week, 365 days a year;

•	our service will deliver content faster than the customer can do it without our service; and

•	if we fail to deliver on either of these two promises on any day, the customer does not pay for the service for that day.

  FreeFlow Streaming

      Our FreeFlow Streaming service provides for the delivery of streaming audio and video content to Internet users over the Internet. Streaming media is Internet content in the form of audio and/or video that a user can access and play while downloading it from a content provider.

      Streaming content can be delivered in three forms:

•	on-demand—which means that the user can view and/or listen to the file at any time, similar to a videotape in a VCR;

•	live events—which means that the user can only view and/or listen to the file at a set time, similar to live television; or

•	simulated live—which means that the user can only view and/or listen to a prerecorded file at a set time, similar to viewing a pre-recorded television show.

      FreeFlow Streaming supports all three forms of streaming content. FreeFlow Streaming incorporates our proprietary SteadyStream SM technology which splits an encoded broadcast signal into multiple streams, transmits the streams across the Akamai network, and recombines them at the appropriate Akamai network server to deliver the broadcast in its original high quality format. This service enables customers to enjoy enhanced video and audio quality, scalability and reliability. The primary pricing model for our FreeFlow Streaming service is based on megabytes of content delivered. Customers commit to pay for a minimum usage level over a fixed contract term, and pay additional fees when usage exceeds the commitment. The pricing is scaled, so that as a customer commits to higher levels of monthly usage, it will pay lower fees per megabit delivered.

      As a result of our acquisitions of Network24 and INTERVU, we also offer a set of applications for developing and delivering interactive media broadcasts, including audio and video streaming. This set of applications enables Web site owners to create customized programs of audio and video content, synchronized presentations, audience polling, and e-Commerce capabilities in a format designed to engage users in an interactive way. This set of applications can be used for product rollout presentations, seminars, corporate earnings calls, distance learning, interactive entertainment and other applications.

  Traffic Analyzer

      Our Traffic Analyzer service is a Java-based tool that provides real-time online traffic monitoring of both a customer’s Web site and our network on a continual basis. Customers may also use our Traffic Analyzer service to quantify traffic patterns during significant media events. For example, customers that advertised their Web sites during the Super Bowl and the Academy Awards and during streamed events such as the NCAA’s Men’s Basketball Tournament were able to analyze, on a real-time basis, data relating to the traffic on their Web sites during these events.

  FirstPoint

      In June 2000, we introduced commercially FirstPoint, a global traffic management service for content providers with geographically distributed Web servers. FirstPoint uses our global network and real-time tracking of Internet conditions to ensure that Web site visitors reach the optimal server location. FirstPoint directs inbound Web traffic so that it reaches the server location best able to handle each individual user request. This offers a significant advantage to content providers seeking to maximize the performance and availability of a mirrored Web site. The FirstPoint service is fully interoperable with local load balancing solutions.

  Akamai Conference

      In June 2000, we introduced commercially Akamai Conference, a new family of conference casting solutions that incorporate live audio and video streaming services and interactive components into traditional conference call offerings. Akamai Conference is available only through a number of key conferencing service providers, including AT&T, WorldCom, Global Crossing Conferencing and ACT Teleconferencing. These

conferencing service providers are integrating components of our conference casting solutions into their conferencing offerings.

  EdgeScape

      In June 2000, we introduced commercially EdgeScape, a knowledge delivery service that enables content providers to more intelligently serve content from their Web sites. EdgeScape utilizes our mapping and data collection techniques to identify the geographic location from which users access our customers’ Web sites, the network origin of the user’s request and other information. We are thus able to assist our content providers in their efforts to customize the delivery of content to users so that their experience on a Web site has more relevance and efficiency each time they visit.

  Digital Parcel Service

      In September 2000, we announced the initial release of our Digital Parcel Service, a comprehensive digital distribution and rights management service. Digital Parcel Service allows our customers to securely and flexibly package, sell, and distribute digital content with superior speed and performance. This new service offering also supports digital rights management, or DRM, transaction services by incorporating technology developed by our provider, Reciprocal, Inc. These DRM capabilities, which are currently available in controlled release, allow content providers to retain control of their content, determine the terms on which end users will be able to access such content, take advantage of a clearinghouse for processing of permission requests and protect digital goods from unauthorized copying and distribution.

  StorageFlow

      In October 2000, we introduced our StorageFlow service, a managed storage offering that enables our customers to store content that is to be delivered through our FreeFlow, Digital Parcel Service and FreeFlow Streaming services. The StorageFlow service utilizes technology provided by data storage providers such as EMC, in partnership with EDS, and Scale Eight, Inc. We integrate the storage solutions provided by these companies with our replication, data management and network performance technologies. As a result, content providers will be able to purchase a scalable storage and delivery solution from a single service provider.

  EdgeSuite

      In October 2000, we introduced commercially our EdgeSuite service, a suite of services that provides a full range of tools for the assembly, delivery and management of content. Leveraging our global network, EdgeSuite enables the generation and delivery of dynamic content from locations optimized for each end-user. The technology embedded in our EdgeSuite service enables our customers to dynamically construct pages from component pieces that can be targeted to the end viewer. For example, a news page might include a feature article targeted to a visitor’s geographic location, or a commerce site might customize its storefront for returning users.

Business Segments and Geographic Areas

      We currently operate in one business segment: global delivery services for Internet content, streaming media and applications. Although we offer our services in a number of foreign locations, over 90% of our revenue has been derived from customers located in the United States. For more financial information about our segments and geographic areas, see Note 17 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Technology

      Our services incorporate some or all of the following technologies:

      URLs. Our technology changes the way in which content on a Web page is delivered to an Internet user without interrupting the normal data flow. Normally, when a user clicks on any Web page, the Web site returns a Hypertext Markup Language, or HTML, text file containing text and formatting instructions which the browser uses to display the page. This text file also contains the Universal Resource Locators, or URLs, of non-text objects on the page, such as photographs, banner advertisements, graphics and software downloads.

      Our customers identify which of their Web objects are to be delivered over our network. The customer then runs a software utility we provide, called Akamaizer, which searches for the URLs of the selected objects and tags them with a special code. This modification transforms each URL for content to be delivered over our network into an Akamai Resource Locator, or ARL. The result is that when a user’s browser downloads an HTML file containing ARLs of Web objects for that page, the browser is automatically pointed to our network to retrieve those objects. Our process does not require any modification to the browser or other personal computer configuration changes. While we can serve the HTML as well as the objects embedded in it, our customers typically choose to serve the HTML themselves to maintain direct contact with the user. Thus, even while users are receiving content from our servers, our customers can continue to count Web site visitors, track user demographics and dynamically assemble Web page content, including the insertion of targeted advertising and other personalized content.

      Domain Name Servers. The Internet relies on a distributed hierarchical database, called the Domain Name System, or DNS, to translate Web site names into numerical Internet Protocol, or IP, addresses. We employ tiers of DNS, or name, servers that interact seamlessly with the Internet’s standard DNS servers and intelligently direct a user’s request for Web site content or applications toward our most efficient server to deliver the requested content or applications. When an Internet user requests a page containing content to be delivered over our network, the user’s browser asks a Domain Name Server to find an IP address for our network. The DNS automatically directs the query to one of our top-level DNS servers rather than to the central Web site. Our top-level DNS servers use proprietary mapping software to determine the approximate location of the user in the Internet. The top-level DNS server then refers the user’s request to one of our low-level DNS server that is responsible for traffic near the user. The low-level DNS server then answers with the IP addresses of a group, or “region,” of our servers that can deliver the desired content to the user most quickly and reliably based on the geographic proximity, load and availability of all servers on the network. The low-level DNS servers use up-to-the-second information about Internet and server conditions to make the best routing decision for each user.

      Server Load Management. Our servers first determine the optimal region for serving content to a user at a given moment. We use proprietary algorithms to then balance the loads of all servers within each region and ensure that objects reside in the minimum number of servers required to deliver optimal performance.

      Real-Time Monitoring. We perform real-time monitoring of our own servers and of the Internet to make certain that content is delivered to users with the best performance and reliability. A key design principle of our system is the use of distributed control. Therefore, if any computer, data center or portion of the Internet fails, our services will continue operating.

      We constantly monitor the performance of connections between various locations around the Internet and our regions. We use numerous types of network information to determine the performance of these connections. The result is a “map” of the optimal Akamai region for each location at that point in time. We rebuild this map periodically to reflect changing conditions.

      Real-time monitoring also enhances reliability. A region is suspended if the data center in which our servers are located fails or is performing poorly. However, even when this disruption occurs, the FreeFlow service continues to function. To ensure fault tolerance, we deploy back-up low-level DNS servers in each region that physically reside in separate data centers. These back-up DNS servers automatically direct users to servers in alternate regions unaffected by the remote outage.

      To enhance reliability against the failure of an individual server, each server is assigned a “buddy” server within a region. Buddy servers query one another every second to sense all failures. If a server’s buddy does not respond to a query, that server takes over its buddy’s IP address and serves all content requested of the buddy.

Customers

      We began the introduction of our services commercially in April 1999. Our customer base spans a broad spectrum of Internet categories. Sales to Apple Computer and Yahoo! represented 22% and 13%, respectively, of our total revenue for the year ended December 31, 1999. Sales to Apple Computer represented 12% of our total revenue for the year ended December 31, 2000.

Sales, Service and Marketing

      We currently sell our service primarily through a direct sales force. Our plan is to continue to pursue heavily trafficked Web sites through our direct sales force and to penetrate other markets through our reseller program and other indirect distribution channels. In addition, we have recently begun to directly market and sell our services to smaller Web sites and businesses through our telesales force. As of December 31, 2000, we had 403 employees in our sales and support organization, of whom 96 are in direct sales. Currently our sales force is actively targeting both domestic and international companies, focusing on Web sites that have the greatest number of visitors, Fortune 100 companies and other companies with large operations worldwide. In January 2000, we established our new European headquarters based in Munich, Germany, with offices in Paris, France and London, England.

      In addition to our direct sales efforts, we have implemented a reseller program with Web hosting companies, system integration firms, streaming technology companies and commerce service providers. As of December 31, 2000, our resellers included: Digex, Global Center, NaviSite, IBM, CacheFlow, Loudcloud, Intel, Genuity, LoudEye, Encode This and Virage. Our indirect sales channel allows us to greatly enhance our reach in the marketplace. During the year ended December 31, 2000, indirect sales represented 15% of our revenue. We have also established an Alliance Partner program with Web developers, systems integrators and Web-focused application providers. We encourage our alliance partners to recommend the Akamai solution to their customers as part of their design, integration and consulting work for those customers. As of December 31, 2000, we had over 150 partners enrolled in this program.

      Our technical consulting group directly supports our sales and distribution efforts by providing technical consulting and integration assistance to our current and prospective customers. As of December 31, 2000, we had 25 employees in the technical consulting group.

      We believe that a high level of customer service and support is critical to the successful marketing and sale of our products and services. We are building a comprehensive service and support organization to meet the needs of our customers. We have many professionals with advanced academic degrees providing customer care and technology support directly to our customers. As of December 31, 2000, we had 38 employees in our customer service and support organization, 97 employees in our product management group and 52 employees in our account management organization. We are seeking to hire additional customer service and support personnel as our customer base grows and as we introduce new products and services.

      To support our sales efforts and actively promote the Akamai brand name, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, trade shows, strategic partnerships and on-going customer communications programs. We participate in a variety of Internet, computer and financial industry conferences. As of December 31, 2000, we had 19 employees in our marketing communications organization.

Network Alliances

      As of December 31, 2000, we have deployed more than 8,000 servers in over 50 countries across more than 460 telecommunications and satellite networks. Telecommunications and satellite networks with which we have formed alliances include: AboveNet Communications, America Online Inc., At Home Corporation, AUCS Communications Services, Belgacom Skynet, Cable & Wireless USA, CPRMarconi, EasyNet France, Exodus Communications, Genuity, GTS Carrier Services, Hellas OnLine, Helsinki Telephone Corporation, interNode systems, Korea Telecom, Level 3 Communications, Loral, PSINet, QS Communications AG,

Road Runner, Teleglobe, Telenor Nextel, Telenordia, Unisource Iberia, UUNET Technologies, Verio, VisiNet and WonderNet.

      Most of our servers are currently deployed in data centers served by major domestic and international Internet service providers. These Internet service providers make available bandwidth to deliver content from our servers to Internet users.

      We also deploy our servers at smaller and medium-sized domestic and international Internet service providers through our Akamai Accelerated Network program. Under this program, we offer use of our servers to Internet service providers. In exchange, we typically do not pay for rack space to house our servers or bandwidth to deliver content from our servers to Internet users. By hosting our servers, Internet service providers obtain access to popular content from the Internet that is served from our network. As a result, when this content is requested by a user, the Internet service provider does not need to pay for the bandwidth otherwise necessary to retrieve the content from the originating Web site.

      We are planning to expand and enhance our network by entering into strategic relationships with network providers and integrating our technology with networking and other network infrastructure products, such as routers and switches, to facilitate implementation of our service by Internet service providers. We are also seeking to expand our network through the development of technology designed to facilitate communications between our global network of servers and third-party caching systems. If this technology is successfully developed, third-party caches could effectively function as additional servers on our network. We have established relationships with cache vendors Cacheflow, Cisco, InfoLibria, Network Appliance and Novell to develop interfaces to facilitate communications between their caching products and our network.

Engineering and Development

      Our beginnings trace to a challenge that Tim Berners-Lee, the inventor of the World Wide Web, posed to his colleagues at MIT in early 1995 to invent a fundamentally new and better way to deliver Internet content to users. F. Thomson Leighton, an MIT Professor of Applied Mathematics and founder of Akamai, recognized that a solution to Web congestion could be found in applied mathematics and algorithms. Dr. Leighton believed that algorithms could be used to create a network of distributed servers that could communicate as a system and could deliver content without depending on a centralized controlling core. Dr. Leighton, together with Daniel Lewin, one of his graduate students at MIT, and several other researchers with expertise in computer science and data networking, undertook the development of the mathematical algorithms necessary to handle the dynamic routing of content.

      We believe that strong product and service development capabilities are essential to enhancing our core technologies, developing new applications for our technology and maintaining our competitiveness. We have invested and intend to continue to invest a significant amount of human and financial resources in our engineering and development organization. As of December 31, 2000, we had 448 employees devoted to engineering and development efforts.

      We are focusing our engineering and development efforts on enhancing our FreeFlow and FreeFlow Streaming services and building on our technology to develop new services. From our inception in August 1998 through December 31, 2000, our engineering and development expenses were approximately $67.6 million. We expect to continue to commit significant resources to research and development in the future. To date, all engineering and development expenses have been expensed as incurred.

Competition

      The market for delivery services for Internet content, streaming media and applications is new, intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition to increase both from existing competitors and new market entrants for various components of our services. We compete primarily on the basis of:

•	performance of service, including speed of delivery, quality, reliability, peak crowd protection, and global content delivery capabilities;

•	ease of implementation and use of service;

•	types of content and applications delivered;

•	customer support;

•	brand recognition;

•	partnerships to provide complete customer solutions; and

•	price.

      We compete primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. We also compete with companies that host online conferences using proprietary conferencing applications.

      Our competitors may be able to respond more quickly than we can to new or emerging technologies and industry standards and changes in customer requirements. Some of our current or potential competitors may bundle their products with other software or hardware in a manner that may discourage Web site owners from purchasing products we offer or Internet service providers from being willing to install our servers.

      Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, financial condition and operations.

Proprietary Rights and Licensing

      Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently have one issued United States patent covering our FreeFlow content delivery service, and we are now seeking to obtain patent protection on our other service offerings. We currently have no issued patents covering these other service offerings. We also own three United States patents covering methods and systems for storing and retrieving data over a distributed computer network. We cannot predict whether any of these issued patents will afford us any meaningful protection. We cannot predict whether any patent application we filed will result in any issued patent or, if a patent is issued, any meaningful protection. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and services or to obtain and use information that we regard as proprietary. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. In September 2000, we filed suit in federal court in Massachusetts against Digital Island, Inc. for infringing one of our licensed patents and patents issued to INTERVU. Digital Island subsequently filed a patent infringing suit against us in California. This litigation could result in substantial costs and diversion of resources. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

      In October 1998, we entered into a license agreement with MIT under which we were granted a royalty-free, worldwide right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. One of these patent applications has now issued. We cannot predict whether any of the other applications will result in issued patents that will provide us with any meaningful protection. Some of our technology is based on technology licensed from MIT. The license has been granted to us on an exclusive basis, but is subject to the rights of the United States government to use the licensed intellectual property in government-funded inventions. As part of the license agreement, MIT retained the right to use the licensed intellectual property for non-commercial, teaching and educational purposes. In connection with the license agreement, we issued 682,110 shares of our common stock to MIT in October 1998. The license agreement is irrevocable and is effective for the life of the relevant patents and patent applications, but MIT may terminate the agreement if we cease our business due to insolvency or if we materially breach the terms of the license agreement.

Employees

      As of December 31, 2000, we had a total of 1,300 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Factors Affecting Future Operating Results

      We believe that this document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this annual report on Form 10-K consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

  Our business is difficult to evaluate and our business strategy may not successfully address risks we face because we have a limited operating history.

      We were founded in August 1998 and began offering our services commercially in April 1999. We have limited historical financial data upon which to base planned operating expenses and upon which investors may evaluate us and our prospects. In addition, while our operating expenses are largely based on anticipated but unpredictable revenue trends, a high percentage of these expenses is and will continue to be fixed in the short-term. Because of our limited operating history, our business strategy may not successfully address all of the risks we face.

  We are primarily dependent on our Internet content, applications and streaming media delivery services and our future revenue depends on continued demand for our services.

      Currently, our future growth depends on the commercial success of our Internet content, applications and streaming media delivery services and other services and products we may develop and/or offer. While we have been selling our services commercially since April 1999, sales may not continue in the future for a variety of reasons. First, the market for our existing services is relatively new and issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect its development. Furthermore, our new services and products under development may not achieve widespread market acceptance. Failure of our current and planned services to operate as expected could also hinder or prevent their adoption. If a broad-based, sustained market for our services does not emerge and our target customers do not adopt, purchase and successfully deploy our current and planned services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

   Failure to increase our revenue would prevent us from achieving and maintaining profitability.

      We have never been profitable. We have incurred significant losses since inception and expect to continue to incur losses in the future. As of December 31, 2000, we had an accumulated deficit of $944.4 million. We cannot be certain that our revenue will continue to grow or that we will produce sufficient revenue to achieve profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have large fixed expenses, and we expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses, including fees to obtain access to bandwidth for the transport of data over our network. As a result, we will need to generate significantly higher revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be materially and adversely affected.

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

      Our business is dependent on providing our customers with fast, efficient and reliable Internet content delivery services. To meet these customer requirements, we must protect our network infrastructure against damage from:

•	sabotage and vandalism;

•	human error;

•	physical or electronic intrusion and security breaches;

•	fire, earthquake, flood and other natural disasters;

•	power loss; and

•	similar events.

      For our FreeFlow and FreeFlow Streaming services, we currently provide a content delivery service guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not provide this service, the customer does not pay for its services on that day. Any widespread loss or interruption of services would reduce our revenue and could harm our business, financial results and reputation.

  Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of December 31, 2000, our network consisted of over 8,000 servers across more than 460 different networks. We and our customers have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

•	loss of or delay in revenues and loss of market share;

•	diversion of development and engineering resources;

•	loss of credibility or damage to business reputation;

•	increased service costs; and

•	legal actions by our customers.

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

      As competition in the Internet content, streaming media and applications delivery market continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services or entering into strategic alliances that will compete with us. These companies include networking hardware and software manufacturers, content distribution providers, traditional hardware manufacturers, telecommunications providers, software database companies, and large diversified software and technology companies. Increased competition could result in:

•	price and revenue reductions and lower profit margins;

•	increased cost of service from telecommunications providers;

•	loss of customers; and

•	loss of market share.

      Any one of these could materially and adversely affect our business, financial condition and results of operations.

  As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

      We acquired Network24 in February 2000, INTERVU in April 2000 and CTS in July 2000. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

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

      We entered into a strategic alliance with Apple Computer, Inc. effective as of April 1, 1999. Sales of our services to Apple Computer represented approximately 12% of our revenue for the year ended December 31, 2000. Apple Computer has the right to terminate the agreement on short notice if we materially breach the agreement. In addition, the agreement is scheduled to expire on March 31, 2001. Although we are currently in negotiations with Apple Computer to renew our agreement with them, we may not be successful. A significant decline in sales to Apple Computer or a failure to renew our agreement could reduce our revenue and cause our business and financial results to suffer.

  Some of our current customers are emerging Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term.

      Some of our revenue recognized in the year ended December 31, 2000 was derived from customers that are emerging Internet-based businesses, and a portion of our future revenue will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that some of these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our revenue and other financial results.

  If we are unable to scale our network as demand increases, the quality of our services may diminish which could cause a loss of customers.

      Our network may not be scalable to expected customer levels while maintaining superior performance. We cannot be certain that our network can connect and manage a substantially larger number of customers at high transmission speeds. In addition, as customers’ usage of bandwidth increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds. We cannot ensure that we will be able to make these investments successfully or at an acceptable or commercially reasonable cost. Our failure to achieve or maintain high capacity data transmission could significantly reduce demand for our services, reducing our revenue and causing our business and financial results to suffer.

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

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection; competitors may gain access to our intellectual property which may result in the loss of our customers. We have filed suit in federal court in Massachusetts against Digital Island for infringing one of our licensed patents and patents issued to INTERVU; however, we may not prevail in these proceedings. In general, monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

      We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and our headcount has grown substantially. Our total number of employees increased from 385 at December 31, 1999 to 1,300 at December 31, 2000. We plan to continue to hire a significant number of employees this year. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. In order to grow and achieve future success, we must also improve our ability to effectively manage multiple relationships with our customers, suppliers and other third parties. Failure to take any of the steps necessary to manage our growth properly would have a material adverse effect on our business, results of operations and financial condition.

  We depend on our key personnel to manage our business effectively. If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

      Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel, who have critical industry experience and relationships that they rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We have “key person” life insurance policies covering only the lives of F. Thomson Leighton and Daniel M. Lewin. The loss of the services of any of our key employees could delay the development and introduction of and negatively impact our ability to sell our services.

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

      We have expanded our international operations to Munich, Germany; London, England and Paris, France. A key aspect of our business strategy is to continue to expand our sales and support organizations internationally. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. We are increasingly subject to a number of risks associated with international business activities which may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	market acceptance of our products and services by countries outside the United States;

•	increased expenses associated with marketing services in foreign countries;

•	general economic conditions in international markets;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings.

  Insiders have substantial control over us which could limit others’ abilities to influence the outcome of key transactions, including changes of control.

      As of January 31, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 38% of our outstanding common stock. These stockholders, if acting together, are able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

      Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	demand for Internet content delivery services and streaming services;

•	the timing and size of sales of our services;

•	the timing of recognizing revenue and deferred revenue;

•	new product and service introductions and enhancements by our competitors and us;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and deliver new products, services and enhancements that meet customer requirements in a timely manner;

•	the length of the sales cycle for our services;

•	increases in the prices of, and availability of, the products, services, components or raw materials we purchase, including bandwidth;

•	our ability to attain and maintain quality levels for our services;

•	expenses related to testing of our services;

•	costs related to acquisitions of technology or businesses; and

•	general economic conditions as well as those specific to the Internet and related industries.

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

      Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Digital Island has filed a patent infringement suit against us in California. We intend to aggressively defend this lawsuit and to prosecute vigorously the patent infringement suit that we had previously filed against Digital Island. We may not prevail in either of these actions. These claims and any other litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms; and

•	redesign products or services.

      If we are forced to take any of these actions, our business may be seriously harmed. Although we carry insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

  Internet-related laws could adversely affect our business.

      Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. This could negatively affect the businesses of our customers and reduce their demand for our services. Internet-related laws, however, remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business.

  Our stock price has been and may continue to be volatile, which could result in litigation against us.

      The market price of our common stock has been extremely volatile and has fluctuated significantly in the past. The following factors could cause the market price of common stock to continue to fluctuate significantly:

•	the addition or departure of our key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new or enhanced products or service offerings, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in financial estimates by securities analysts;

•	our sales of common stock or other securities in the future;

•	changes in market valuations of networking, Internet and telecommunications companies;

•	fluctuations in stock market prices and volumes; and

•	changes in general economic conditions, including interest rate levels.

      In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources which could materially adversely affect our business and results of operations.

Item 2.  Properties.

      Our headquarters are currently in approximately 150,000 square feet of leased office space located in two locations in Cambridge, Massachusetts. We have entered into a lease to occupy approximately 110,000 additional square feet in Cambridge, Massachusetts commencing in 2001. In addition, our west coast offices are in approximately 50,000 square feet of leased office space located in San Mateo, California and approximately 64,000 square feet of leased office space in two locations in San Diego, California. We lease approximately 21,000 square feet of office space in Germany. In addition, we lease office space in Seattle, Washington; Fairfax, Virginia; Santa Clara, California; Santa Monica, California; San Francisco, California; Chicago, Illinois; Austin, Texas; London, England; and New York, New York.

Item 3.  Legal Proceedings.

      From time to time, we may be involved in litigation incidental to the conduct of our business. We are not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters.

(a)	Price Range of Common Stock

      Our common stock is listed on the Nasdaq National Market under the symbol “AKAM.” Public trading of our common stock commenced on October 29, 1999. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market:

	High	Low

Year Ended December 31, 1999:

Fourth Quarter (from October 29, 1999)	$344.88	$110.00

Year Ended December 31, 2000:

First Quarter	$345.50	$155.00

Second Quarter	$157.88	$56.63

Third Quarter	$132.94	$45.50

Fourth Quarter	$60.00	$17.68

      As of January 31, 2001, there were 556 holders of record of our common stock.

      We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

(b)	Use of Proceeds from Sales of Registered Securities

      On November 3, 1999 we sold 9,000,000 shares of our common stock in an initial public offering pursuant to a Registration Statement on Form S-1 (Registration No. 333-85679) that was declared effective by the Securities and Exchange Commission on October 28, 1999. During the period from the offering through December 31, 2000, we used the proceeds as follows: approximately $64.0 million for capital expenditures, $15.0 million for the repayment of senior subordinated notes, $13.0 million for the acquisition of businesses and $123.0 million for operating expenses.

Item 6.  Selected Financial Data.

      The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The statement of operations data for the period from inception (August 20, 1998) through December 31, 1998 and the years ended December 31, 1999 and 2000 are derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The balance sheet data is also derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K or on file with the Securities and Exchange Commission. Akamai acquired Network24 in February 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 include the results of operations of Network24 subsequent to February 10, 2000 and the financial position of Network24 as of such date, respectively. Akamai acquired INTERVU in April 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 include the results of operations of INTERVU subsequent to April 20, 2000 and the financial position of INTERVU as of such date, respectively. In June 2000, we issued $300.0 million of 5  1/2% convertible subordinated notes for aggregate net proceeds of $290.2 million, net of offering expenses of $9.8 million.

			Period from inception
	Year ended December 31,		(August 20, 1998)
			through
	2000	1999	December 31, 1998

	(in thousands, except per share data)

Consolidated Statement of Operations Data:

Revenue	$89,766	$3,986	$—

Total operating expenses	989,348	60,424	900

Loss from continuing operations	(899,582)	(56,438)	(900)

Net loss	(885,785)	(57,559)	(890)

Net loss attributable to common stockholders	(885,785)	(59,800)	(890)

Basic and diluted loss per share	$(10.07)	$(1.98)	$(0.06)

Weighted average common shares outstanding	87,959	30,177	15,015

	December 31,

	2000	1999	1998

	(in thousands)

Consolidated Balance Sheet Data:

Cash, cash equivalents and marketable securities	$386,934	$269,554	$6,805

Working capital	270,396	255,026	6,157

Total assets	2,790,777	300,815	8,866

Obligations under capital leases and equipment loans, net of current portion	421	733	25

Convertible subordinated notes	300,000	—	—

Convertible preferred stock	—	—	8,284

Total stockholders’ equity (deficit)	$2,404,399	$281,445	$(148)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ from those indicated in the forward-looking statements as a result of many factors, including but not limited to, those presented under “Factors Affecting Future Operating Results” and elsewhere in this Annual Report.

Overview

      Akamai provides global delivery services for Internet content, streaming media, and global Internet traffic management. We were formed in August 1998 and began selling our services commercially in April 1999. We market our services world-wide through a direct sales force and through an expanding reseller channel. As the leading content delivery service provider, or CDSP, our services improve the speed, quality, availability, reliability and scalability of Web sites and deliver our customers’ Internet content, streaming media and applications through a distributed worldwide server network of over 8,000 servers, which locates content geographically closer to users. Our principal content delivery and streaming services are sold under the brand FreeFlow. Our services also provide cost and capital savings to our customers by enabling them to outsource delivery of their content to end users. As of December 31, 2000, we had more than 3,600 customers, including over 1,300 under recurring contract.

      During the year ended December 31, 2000, our quarterly revenue increased rapidly, climbing from $7.2 million in the first quarter ended March 31, 2000 to $37.4 million in the fourth quarter ended December 31, 2000. We derive revenue primarily from the sale of our content delivery and streaming services under contracts with typical terms of 12 to 24 months. In addition, we provide certain streaming content delivery services on an individual live-event basis. We also derive revenue from our interactive portal, streaming-related products and services, software licensing and professional services.

      We recognize revenue from our content delivery and streaming services based on the amount of data delivered through our network, including minimum monthly usage commitments. We record installation and set-up fees as deferred revenue and recognize these fees ratably over the life of the customer contract. We recognize revenue from licensed software when delivery has occurred, the fee for the software is fixed or determinable, collectibility is reasonably assured and a written software license agreement has been signed by us and our customer. We recognize revenue from streaming-related products and services such as encoding, production and equipment when the services are performed or the equipment is shipped and accepted by the customer and we have no further performance obligations. We recognize revenue from our interactive portal based on monthly contracted fees paid by our portal technology partners for their participation in the portal. Finally, we recognize revenue from professional services when these services are performed. We expect that revenue from our content delivery services will continue to represent the majority of our revenue through fiscal 2001. We also expect to leverage our proprietary content delivery technology into new revenue-generating opportunities in fiscal 2001, such as enterprise and private content delivery networks and technology licensing.

      For the year ended December 31, 2000, over 90% of our revenue was derived from customers located in the United States. We expect revenue from international locations to increase in 2001. For the year ended December 31, 2000, Apple Computer represented 12% of our total revenue and each other customer represented less than 5% of revenue. For the year ended December 31, 1999, Apple Computer and Yahoo! accounted for 22% and 13% of our total revenue, respectively. We expect revenue from Apple Computer to decline as a percentage of total revenue in fiscal 2001.

      Although our revenue has consistently increased from quarter to quarter, we have incurred significant costs to develop our technology, build out our world-wide network, sell and market our products and support our operations. We have also incurred significant amortization expense from the acquisition of businesses. Since our inception, we have incurred significant losses and negative cash flows. We have not achieved profitability on a quarterly or annual basis and we anticipate that we will continue to incur net losses in the future. We believe that our success is dependent on increasing our customer base, developing new services and expanding our world-wide network. In order to execute our business plan, we intend to continue to invest in sales, marketing, engineering and development, and we will continue to incur increasing general and administrative costs. We will also have significant non-cash expenses in the future, including the amortization of deferred compensation and goodwill and other intangible assets.

Acquisitions

      In February 2000, we acquired all the outstanding common and preferred stock of Network24, a provider of Internet broadcasting application services. We acquired Network24 to advance distributed media and interactive applications on our EdgeAdvantage platform. The acquisition was consummated on February 10, 2000 in exchange for approximately 621,000 shares of our common stock and $12.5 million in cash. We also issued options and warrants exercisable for an aggregate of approximately 196,000 shares of our common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. The acquisition was accounted for using the purchase method of accounting. The purchase price of $203.6 million, based on the fair value of the consideration paid plus direct acquisition costs, was allocated to net tangible assets of $2.9 million and goodwill and other intangible assets of $200.7 million. We have included the results of operations of Network24 subsequent to February 10, 2000 in our statement of operations for the year ended December 31, 2000.

      In April 2000, we acquired all the outstanding common and preferred stock of INTERVU, a service provider for Internet audio and video delivery solutions. We acquired INTERVU to strengthen our position in Internet streaming. The acquisition was consummated on April 20, 2000 in exchange for 10.0 million shares of our common stock. We also issued options and warrants exercisable for an aggregate of 2.2 million shares of our common stock in exchange for all outstanding options and warrants exercisable for INTERVU common stock. The acquisition was accounted for using the purchase method of accounting. The purchase price of $2.8 billion, based on the fair value of the consideration paid plus direct acquisition costs, was allocated to net tangible assets of $127.1 million, goodwill and other intangible assets of $2.7 billion, and in-process research and development of $1.4 million. See “Acquired In-Process Research and Development.” We have included the results of operations of INTERVU subsequent to April 20, 2000 in our statement of operations for the year ended December 31, 2000.

      In July 2000, we acquired all the outstanding common and preferred stock of CTS, a developer of services that enable Web-site visitors to personalize their interaction with the sites they visit. The acquisition was consummated on July 25, 2000 in exchange for approximately 31,000 shares of our common stock and $259,000 in cash. The acquisition was accounted for using the purchase method of accounting. The purchase price of $3.7 million, based on the fair value of the consideration paid plus direct acquisition costs, was allocated to net liabilities assumed of $466,000 and $4.2 million of goodwill and other intangible assets. We have included the results of operations of CTS subsequent to July 25, 2000 in our statement of operations for the year ended December 31, 2000.

      As of December 31, 2000, we had unamortized goodwill and other intangible assets of $2.2 billion on the balance sheet. We assess the carrying value of these intangible assets quarterly for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, we believe that no such impairment has occurred. We expect that amortization expense for these intangibles over the next three years will be $955 million in 2001, $955 million in 2002, and $276 million in 2003.

Results of Operations for the years ended December 31, 2000 and 1999, and the period from inception (August 20, 1998) through December 31, 1998

      Revenue. Revenue increased from $4.0 million in 1999 to $89.8 million in 2000, an increase of $85.8 million. Revenue increased primarily due to the significant growth of our content provider customer base, an increase in content delivery for many of these customers and new products and services sold to these customers. Revenue also increased in 2000 as we acquired new customers such as network providers and technology providers. These customers primarily resell our services and purchase technology licenses, portal services and professional services. Resellers accounted for approximately 15% of our revenue in 2000. Collectively, revenue from technology licenses, portal services and professional services were approximately 12% of our revenues in 2000. While we believe that revenues from network providers and technology providers will grow in 2001, these are early-stage markets for us and our future revenue from these markets is uncertain and subject to volatility. We expect revenue to increase in the future as we add new customers and sell new services. Revenue increased from $0 in the period from inception (August 20, 1998) through December 31, 1998 to $4.0 million in 1999 due to the commercial introduction of our services in April 1999.

      Cost of Revenue. Cost of revenue consists primarily of fees paid to network providers for bandwidth, monthly fees for housing our servers in third-party network data centers and depreciation of network equipment used in providing our services. In addition, cost of revenue includes network storage costs; live event costs such as costs for production, encoding and signal acquisition; cost of equipment and costs of professional services. We enter into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts commit us to pay minimum monthly fees plus additional fees for bandwidth usage above the contracted level or may commit us to share with the third-party network providers a portion of the revenue recognized from customers that use these third-party networks. Under the Akamai accelerated networks program, Internet service providers make available to us rack space for our servers and access to their bandwidth at little or no cost. We do not recognize as revenue any value to the Internet service providers associated with the use of our servers and do not expense the value of the rack space and bandwidth that we receive at no cost.

      Cost of revenue increased from $9.0 million in 1999 to $61.5 million in 2000, an increase of $52.5 million. Cost of revenue increased from $31,000 in the period from inception (August 20, 1998) through December 31, 1998 to $9.0 million in 1999. Cost of revenue increased in both periods primarily due to greater depreciation expense on our servers and increased bandwidth costs as we expanded our network. Gross margins, defined as revenue less cost of revenue, were 31% in 2000 compared to (126)% in 1999. Gross margins increased in 2000 due to an increase in network utilization, a decline in the ratio of bandwidth costs to our content–delivery prices and the introduction of high–margin services and licensing revenue. While gross margins are expected to increase in the future, fluctuations are possible as fixed costs increase due to the rapid expansion of our global network. Furthermore, uncertainty in revenue growth from new services and licensing to content providers, network providers and technology providers could cause volatility in our future gross margins.

      Engineering and Development. Engineering and development expenses consist primarily of salaries and related personnel costs and costs related to the design, development, testing, deployment and enhancement of our services and our network. To date, we have expensed our engineering and development costs as incurred. We believe that product development is critical to our future objectives and we intend to continue to enhance our technology to meet the challenging requirements of market demand.

      Engineering and development expenses increased from $11.7 million in 1999 to $55.6 million in 2000, an increase of $43.9 million. Engineering and development expenses increased from $229,000 in the period from inception (August 20, 1998) through December 31, 1998 to $11.7 million in 1999. Engineering and development expenses increased in both periods primarily due to personnel and payroll-related expenses due to an increase in headcount. We expect engineering and development expenses to increase in the future as we continue to increase headcount and invest in new technology.

      Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries and related costs of marketing, sales, operations and finance personnel, recruiting expenses, professional fees, advertising costs, legal and accounting services, and depreciation expense on internal-use property and equipment.

      Sales, general and administrative expenses increased from $29.6 million in 1999 to $168.6 million in 2000, an increase of $139.0 million. Sales, general and administrative expenses increased from $426,000 in the period from inception (August 20, 1998) through December 31, 1998 to $29.6 million in 1999. Sales, general and administrative expenses increased in 2000 primarily due to increased personnel and payroll-related expenses, increased sales commissions, advertising campaigns initiated during the year, and increased depreciation associated with property and equipment. Sales, general and administrative expenses increased in 1999 due to increased personnel and payroll-related expenses and increased advertising expenses. We expect that sales, general and administrative costs will increase in the future as we hire personnel, expand our operations, initiate marketing programs, establish sales offices in new locations and incur additional costs to grow our business and operations.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets consists primarily of the amortization of intangible assets, including goodwill, acquired in business combinations. Amortization of intangible assets was $676.1 million in 2000 compared to $47,000 in 1999 and $9,000 in the period from inception (August 20, 1998) through December 31, 1998. The increase in amortization of intangible assets in 2000 was due to the acquisitions of Network24, INTERVU and CTS in 2000. We expect that amortization expense for these intangibles over the next three years will be $955 million in 2001, $955 million in 2002, and $276 million in 2003.

      Acquired In-Process Research and Development. Acquired in-process research and development, which we refer to as IPR&D, consists of a nonrecurring charge of $1.4 million in 2000 for the value of development projects acquired from INTERVU that had not reached technological feasibility and had no alternative future use. IPR&D was identified and valued through interviews and analysis of data provided by management regarding four products under development. Development projects that had reached technological feasibility were classified as completed technology and are being amortized over three years. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and were charged to expense on the date of the acquisition. The value of IPR&D was determined based on each project’s stage of development, the time and resources needed for completion, the contribution of core technology and the projected discounted cash flows of completed products. The discount rate was determined considering our weighted average cost of capital and the risks surrounding the successful completion of the projects under development. As of December 31, 2000, the four development projects are continuing on schedule and there has not been a significant change in the revenue and cost assumptions used to determine the total IPR&D.

      Equity-Related Compensation. Equity-related compensation consists of the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, and the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable.

      Equity-related compensation increased from $10.0 million in 1999 to $26.1 million in 2000, an increase of $16.1 million. The increase was primarily due to the modification of vesting of stock options for terminated employees. As of December 31, 2000, the balance in deferred compensation, a component of stockholders’ equity, was $22.3 million. This amount will be amortized ratably over the remaining vesting periods of the associated restricted stock awards or stock options. We expect to amortize deferred compensation to equity-related compensation by approximately $10.2 million in 2001, $8.5 million in 2002 and $3.6 million in 2003.

      Interest Income, Net. Interest income includes interest earned on invested cash balances, which are invested in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. Interest income, net, increased from $2.3 million in 1999 to $14.0 million in 2000, an increase of $11.7 million. Interest income, net, increased due to interest earned on proceeds from the sale of our convertible notes in June 2000 and from our initial public offering in November 1999, partially offset by interest expense accrued on our convertible notes. Interest income, net, increased from $10,000 in the period from inception (August 20, 1998) through December 31, 1998 to $2.3 million in 1999. The increase was due primarily to interest earned on proceeds from various preferred stock offerings, offset by interest expense on subordinated notes issued to finance our operations prior to our initial public offering.

Liquidity and Capital Resources

      Prior to our initial public offering in November 1999, we financed our operations primarily through private sales of our capital stock and issuances of senior subordinated notes totaling approximately $124.6 million in net proceeds through December 31, 1999. In November 1999, we sold shares of common stock through our initial public offering. Net proceeds to us from the initial public offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commissions to the underwriters. In June 2000, we issued $300.0 million of 5  1/2% convertible subordinated notes for aggregate net proceeds of $290.2 million, net of offering expense of $9.8 million. The convertible notes are due July 1, 2007, and are convertible at any time into shares of our common stock at a conversion price $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of convertible notes), subject to adjustment in certain events. Interest on the convertible notes is payable semiannually on January 1 and July 1 of each year. In January 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission that will enable us to sell up to $500 million of equity or debt securities in one or more public offerings over the next two years. To date, we have not offered or sold any securities under this registration statement. As of December 31, 2000, cash, cash equivalents and marketable securities totalled $386.9 million.

      Cash used in operating activities was $122.9 million for the year ended December 31, 2000 and $32.3 million for the year ended December 31, 1999. Cash provided by operating activities was $2,000 for the period from inception (August 20, 1998) through December 31, 1998. Cash used in operating activities increased in each period due to increased losses from operations and increases in accounts receivable and prepaid expenses, partially offset by increases in accounts payable and accrued expenses. We expect cash flows from operating activities to be negative through at least 2002.

      Cash used in investing activities was $316.1 million for the year ended December 31, 2000 and $25.9 million for the year ended December 31, 1999. Cash used in investing activities was $1.5 million for the period from inception (August 20, 1998) through December 31, 1998. Cash used in investing activities in 2000 reflects purchases of marketable securities of $491.5 million, sales and maturities of marketable securities of $290.1 million and purchases of property and equipment of $131.9 million, consisting primarily of servers for the deployment and expansion of our network, information systems used to operate our business, and facility improvements. Also during 2000, we made a cash payment of $11.7 million, net of cash acquired, for the acquisition of Network24, we acquired $29.2 million in cash from the acquisition of INTERVU, and we made a cash payment of $259,000 in connection with the acquisition of CTS. Cash used in investing activities in 1999 reflects purchases of property and equipment. We expect to continue to expand our infrastructure by making approximately $120 million of additional capital expenditures for fiscal 2001. We expect to finance these capital expenditures through current available cash and marketable securities or future vendor financing.

      Cash provided by financing activities was $320.0 million for the year ended December 31, 2000 and $321.0 million for the year ended December 31, 1999. Cash provided by financing activities was $8.3 million for the period from inception (August 20, 1998) through December 31, 1998. Cash provided by financing activities in 2000 was primarily from the sale of our convertible notes and the issuance of common stock under our stock plans. Cash provided by financing activities for the year ended December 31, 1999 was primarily from the sale of common stock in our initial public offering, the sale of convertible preferred stock, the issuance of demand notes and an equipment line of credit. In December 1999, we exercised our right to pay off outstanding senior subordinated notes, of which $12.2 million was paid in December 1999 and the remainder was paid during the year ended December 31, 2000. Cash provided by financing activities in the period from inception (August 20, 1998) through December 31, 1998 was primarily from the sale of convertible preferred stock.

      We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. As new opportunities and needs arise, we may sell additional equity and debt securities in the future. If additional funds are raised through issuances of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. It is our intention to at all times maintain cash on hand and borrowing capacity to meet funding needs for 18 to 24 months in the future.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. The standard requires that we recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly do not believe that the adoption of SFAS No. 133 will have a material impact on our financial statements and related disclosures. Akamai will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2001.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B, which is effective no later than the quarter ended December 31, 2000. SAB 101 clarifies the SEC’s views regarding the recognition of revenue. We adopted SAB 101 in fiscal 2000. The adoption of SAB 101 did not have a significant impact on our financial position or results of operations.

      In March 2000, the FASB issued FASB Interpretation, or FIN, No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” FIN 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock option awards and (d) the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 did not have a significant impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. An increase in interest rates of 100 and 200 basis points would decrease the fair value of our investment portfolio as of December 31, 2000 by approximately $900,000 and $1.8 million, respectively. A decrease in interest rates by 100 and 200 basis points would increase the fair value of our investment portfolio as of December 31, 2000 by $900,000 and $1.8 million, respectively. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We also hold investments in the common or preferred stock of several public and private companies. The fair value and cost of these investments at December 31, 2000 was $9.4 million and $15.8 million, respectively. Due to the limited operating history of these companies, many of which are in the start-up stage, we may not be able to recover our initial investment of $15.8 million.

      We have foreign operations in Europe. As a result, we are exposed to fluctuations in foreign exchange rates. However, we do not expect that changes in foreign exchange rates will have a significant impact on our results of operations, financial position or cash flows. We may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Page

Report of Independent Accountants	25

Consolidated Balance Sheets as of December 31, 2000 and 1999	26

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period from inception (August 20, 1998) through December 31, 1998	27

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the period from inception (August 20, 1998) through December 31, 1998	28

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from inception (August 20, 1998) through December 31, 1998 and the years ended December 31, 1999 and 2000	29

Notes to the Consolidated Financial Statements	30

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Akamai Technologies, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and convertible preferred stock and stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (August 20, 1998) through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 22, 2001

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,

	2000	1999

Assets

Current assets:

Cash and cash equivalents	$150,130	$269,554

Marketable securities	159,522	—

Accounts receivable, net of allowance for doubtful accounts of $2,291 and $70 at December 31, 2000 and 1999, respectively	22,670	1,588

Prepaid expenses and other current assets	23,022	2,521

Total current assets	355,344	273,663

Property and equipment, net (Note 6)	143,041	23,875

Marketable securities	77,282	—

Goodwill and other intangible assets, net (Note 7)	2,186,157	434

Other assets	28,953	2,843

Total assets	$2,790,777	$300,815

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$52,212	$8,987

Accrued expenses	4,327	1,814

Accrued interest payable	8,754	269

Accrued payroll and benefits	14,240	3,614

Deferred revenue	4,335	698

Current portion of obligations under capital lease and equipment loan	1,080	504

Current portion of long-term debt	—	2,751

Total current liabilities	84,948	18,637

Obligations under capital leases and equipment loan, net of current portion	421	733

Other liabilities	1,009	—

Convertible notes (Note 9)	300,000	—

Total liabilities	386,378	19,370

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:

Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2000 and 1999	—	—

Common stock, $0.01 par value; 700,000,000 share authorized; 108,203,290 shares issued and outstanding at December 31, 2000; 92,498,525 shares issued and outstanding at December 31, 1999	1,082	925

Additional paid-in capital	3,382,582	374,739

Deferred compensation	(22,313)	(29,731)

Notes receivable from officers for stock	(5,704)	(5,907)

Accumulated other comprehensive loss	(6,882)	—

Accumulated deficit	(944,366)	(58,581)

Total stockholders’ equity	2,404,399	281,445

Total liabilities and stockholders’ equity	$2,790,777	$300,815

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

			Period from
			inception
	Year ended December 31,		(August 20, 1998)
			through
	2000	1999	December 31, 1998

Revenue	$89,766	$3,986	$—

Operating expenses:

Cost of revenue	61,502	9,002	31

Engineering and development (excludes $8,561, $5,061 and $7, respectively, of equity-related compensation disclosed separately below)	55,606	11,749	229

Sales, general and administrative (excludes $17,586, $4,944 and $198, respectively, of equity-related compensation disclosed separately below)	168,612	29,621	426

Amortization of goodwill and other intangible assets	676,109	47	9

Acquired in-process research and development	1,372	—	—

Equity-related compensation	26,147	10,005	205

Total operating expenses	989,348	60,424	900

Loss from operations	(899,582)	(56,438)	(900)

Interest income	22,912	4,414	20

Interest expense	(8,928)	(2,145)	(10)

Loss before provision for income taxes and extraordinary loss	(885,598)	(54,169)	(890)

Provision for income taxes	187	—	—

Loss before extraordinary loss	(885,785)	(54,169)	(890)

Extraordinary loss from extinguishment of debt	—	3,390	—

Net loss	(885,785)	(57,559)	(890)

Dividends and accretion to preferred stock redemption value	—	2,241	—

Net loss attributable to common stockholders	$(885,785)	$(59,800)	$(890)

Basic and diluted net loss per share	$(10.07)	$(1.98)	$(0.06)

Weighted average common shares outstanding	87,959	30,177	15,015

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

			Period from
			inception
			(August 20,
			1998)
	Year ended December 31,		through
			December 31,
	2000	1999	1998

Cash flows from operating activities:

Net loss	$(885,785)	$(57,559)	$(890)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	711,694	3,434	50

Amortization of deferred financing costs and discount on senior subordinated notes and equipment loan	740	542	—

Equity-related compensation	26,147	10,005	206

Amortization of prepaid advertising acquired for common stock (Note 16)	7,157	—	—

Provision for doubtful accounts	5,104	70	—

Acquired in-process research and development	1,372	—	—

Loss on disposal of property and equipment	—	33	—

Accrued interest on notes receivable from officers for stock	(334)	(183)	—

Extraordinary loss on early extinguishment of debt	—	3,390	—

Changes in operating assets and liabilities, net of effects of acquired businesses:

Accounts receivable	(20,976)	(1,658)	—

Prepaid expenses and other current assets	(17,864)	(5,082)	(57)

Accounts payable and accrued expenses	46,180	13,991	693

Deferred revenue	2,974	698	—

Other noncurrent assets and liabilities	717	—	—

Net cash (used in) provided by operating activities	(122,874)	(32,319)	2

Cash flows from investing activities:

Purchase of property and equipment	(131,859)	(25,670)	(1,523)

Purchase of investments	(491,547)	(225)	—

Cash acquired from the acquisition of businesses, net of cash paid	17,207	—	—

Proceeds from sales and maturities of investments	290,135	—	—

Net cash used in investing activities	(316,064)	(25,895)	(1,523)

Cash flows from financing activities:

Proceeds from the issuance of 5 1/2% convertible subordinated notes, net of financing costs	290,200	—	—

Proceeds from equipment financing loan	—	1,500	—

Payments on capital leases and equipment financing loan	(753)	(402)	(4)

Proceeds from the issuance of senior subordinated notes, net	—	14,970	—

Payment on senior subordinated notes	(2,751)	(12,249)	—

Proceeds from the issuance of common stock, net	—	215,425	—

Proceeds for the issuance of convertible preferred stock, net	—	101,304	8,284

Proceeds from the issuance of common stock upon the exercise of warrants	10	84	—

Proceeds from the issuance of common stock under stock option and employee stock purchase plans	32,571	32	—

Repayments on notes receivable from officers for restricted common stock	765	—	—

Proceeds from the issuance of restricted common stock	—	299	46

Net cash provided by financing activities	320,042	320,963	8,326

Effects of exchange rate translation on cash and cash equivalents	(528)	—	—

Net (decrease) increase in cash and cash equivalents	(119,424)	262,749	6,805

Cash and cash equivalents, beginning of period	269,554	6,805	—

Cash and cash equivalents, end of year	$150,130	$269,554	$6,805

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception (August 20, 1998) through December 31, 1998 and for the years ended December 31, 1999 and 2000

(in thousands, except share data)

	Convertible							Accumulated
	Preferred Stock		Common Stock		Additional			Other
					Paid-in	Deferred	Notes	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Loss

Issuance of common stock to founders			29,646,000	$297

Issuance of common stock for technology license			682,110	7	$281

Sales of restricted common stock			4,237,200	42	1,753	$(1,712)

Sale of Series A convertible preferred stock	1,100,000	$8,284

Amortization of deferred compensation						206

Net loss

Balance at December 31, 1998	1,100,000	8,284	34,565,310	346	2,034	(1,506)

Sale of restricted common stock			1,980,000	20	902	(623)

Sale of restricted common stock in exchange for notes			7,840,000	78	20,986	(15,340)	$(5,724)

Sale of Series B convertible preferred stock	1,327,500	19,875

Sale of Series C convertible preferred stock	145,195	5,000

Sale of Series D convertible preferred stock	685,194	12,475

Sale of Series E convertible preferred stock	1,867,480	48,966

Sale of Series F convertible preferred stock	985,545	14,988

Dividends and accretion to preferred stock redemption value		2,241			(2,241)

Issuance of warrants					3,902

Deferred compensation for the grant of stock options					22,267	(22,267)

Amortization of deferred compensation						10,005

Conversion of convertible preferred stock	(6,110,914)	(111,829)	38,467,466	385	111,444

Issuance of common stock upon the Company’s initial public offering, net of offering costs			9,000,000	90	215,335

Issuance of common stock upon exercise of warrants			96,249	1	83

Issuance of common stock upon exercise of stock options			549,500	5	27

Interest on note receivable							(183)

Net loss

Balance at December 31, 1999	—	—	92,498,525	925	374,739	(29,731)	(5,907)

Comprehensive loss:

Net loss

Foreign currency translation adjustment								$(452)

Unrealized losses on investments								(6,430)

Comprehensive loss

Issuance of common stock upon the exercise of stock options and warrants			4,818,290	48	28,459

Issuance of common stock under employee stock purchase plan			181,533	2	4,080

Interest on notes receivable							(334)

Repayments of notes receivable							765

Issuance of common stock for the acquisition of businesses			10,679,444	107	2,958,909		(228)

Deferred compensation for the grant of stock options and the issuance of restricted common stock (see Notes 3 and 12)			25,498	—	2,584	(2,584)

Compensation expense related to the acceleration of stock options					13,811

Amortization of deferred compensation						10,002

Balance at December 31, 2000	—	$—	108,203,290	$1,082	$3,382,582	$(22,313)	$(5,704)	$(6,882)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
		Shareholders’
	Accumulated	Equity	Comprehensive
	Deficit	(Deficit)	Loss

Issuance of common stock to founders	$(132)	$165

Issuance of common stock for technology license		288

Sales of restricted common stock		83

Sale of Series A convertible preferred stock

Amortization of deferred compensation		206

Net loss	(890)	(890)

Balance at December 31, 1998	(1,022)	(148)

Sale of restricted common stock		299

Sale of restricted common stock in exchange for notes		—

Sale of Series B convertible preferred stock

Sale of Series C convertible preferred stock

Sale of Series D convertible preferred stock

Sale of Series E convertible preferred stock

Sale of Series F convertible preferred stock

Dividends and accretion to preferred stock redemption value		(2,241)

Issuance of warrants		3,902

Deferred compensation for the grant of stock options		—

Amortization of deferred compensation		10,005

Conversion of convertible preferred stock		111,829

Issuance of common stock upon the Company’s initial public offering, net of offering costs		215,425

Issuance of common stock upon exercise of warrants		84

Issuance of common stock upon exercise of stock options		32

Interest on note receivable		(183)

Net loss	(57,559)	(57,559)

Balance at December 31, 1999	(58,581)	281,445

Comprehensive loss:

Net loss	(885,785)	(885,785)	$(885,785)

Foreign currency translation adjustment		(452)	(452)

Unrealized losses on investments		(6,430)	(6,430)

Comprehensive loss			$(892,667)

Issuance of common stock upon the exercise of stock options and warrants		28,507

Issuance of common stock under employee stock purchase plan		4,082

Interest on notes receivable		(334)

Repayments of notes receivable		765

Issuance of common stock for the acquisition of businesses		2,958,788

Deferred compensation for the grant of stock options and the issuance of restricted common stock (see Notes 3 and 12)		—

Compensation expense related to the acceleration of stock options		13,811

Amortization of deferred compensation		10,002

Balance at December 31, 2000	$(944,366)	$2,404,399

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Basis of Presentation:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) was formed in August 1998 and is a provider of global delivery services for Internet content, streaming media and applications, and global Internet traffic management. As the leading Content Delivery Service Provider (“CDSP”), Akamai’s services improve the speed, quality, reliability and scalability of Web sites by delivering its customers’ Web content and applications through a distributed worldwide network of servers that locate content and applications geographically closer to users.

      The consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.  Summary of Significant Accounting Policies:

  Use of Estimates

      The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles that require management to make estimates and assumptions about the carrying amounts of reported assets and liabilities and related disclosures. Actual results could differ from those estimates. Significant estimates used in these financial statements include the allowance for doubtful accounts, useful lives of depreciable and intangible assets and the valuation allowance for deferred tax assets.

  Revenue Recognition

      Akamai derives revenue primarily from the sale of its content delivery services, including FreeFlow and FreeFlow Streaming, under contracts with typical terms of 12 to 24 months. In addition, Akamai provides certain streaming content delivery services on an individual live-event basis. Akamai also derives revenue from its interactive portal, streaming-related products and services, software licensing and professional services.

      Akamai recognizes revenue from its content delivery and streaming services based on the amount of data delivered through its network, including minimum monthly usage commitments. The Company records installation and set-up fees as deferred revenue and recognize these fees ratably over the life of the customer contract. The Company recognizes revenue from its interactive portal based on monthly committed fees paid by its portal technology partners for their participation in the portal. Akamai recognizes revenue for licensed software in accordance with Statement of Position 97-2, “Software Revenue Recognition”, and related interpretations, when delivery has occurred, the fee for the software is fixed or determinable, collectibility is reasonably assured and a written software license agreement has been signed by the Company and the customer. The Company recognizes revenue from streaming-related products and services, such as encoding, production and equipment, when the services are performed or the equipment is shipped and accepted by the customer and Akamai has no further performance obligations. The Company recognizes revenue from professional services as these services are performed.

      For all services, the Company recognizes revenue in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” when all of the following have occurred:

(i.) Akamai has established an arrangement to deliver services to the customer. This arrangement is established by a contract signed by the customer and Akamai that lists the services requested, the duration of the arrangement and the monthly fixed and usage-based fees per service type.

(ii.) The fee is fixed or determinable. Monthly usage charges for FreeFlow services are based on megabits per second of content delivered over the Company’s network. Customers commit to pay a fixed fee for minimum usage levels and pay additional fees when usage exceeds this committed level. Fees for

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

streaming events are established in advance and are generally based on the amount of content streamed over Akamai’s network. Akamai does not offer its customers extended payment terms.

(iii.) Akamai has delivered its services to the customer. Customers receive Akamai’s FreeFlow services by running a software utility provided by Akamai, which tags selected bandwidth-intensive portions of their Web sites, such as complex graphics and advertisements, with a special code that allows the selected content to be delivered over the Company’s network to the end user. Akamai delivers its streaming services in a similar manner to its FreeFlow service, along with additional encoding, transcription, signal acquisition and other production services required to stream a live event.

(iv.) Collectibility is reasonably assured. Akamai does not recognize revenue unless it believes that a customer is able and willing to pay for its services.

  Cost of Revenue

      Cost of revenue consists primarily of fees paid to network providers for bandwidth, monthly fees for housing servers in third-party network data centers and depreciation of network equipment used in providing services. In addition, cost of revenue includes network storage costs; live event costs including costs for production, encoding and signal acquisition; cost of equipment and costs of professional services. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts commit Akamai to pay minimum monthly fees plus additional fees for bandwidth usage above the contracted level or may commit Akamai to share with the third-party network providers a portion of the revenue recognized from customers that use these third-party networks. Under the Akamai accelerated networks program, Internet service providers make available to Akamai rack space for the Company’s servers and access to their bandwidth at little or no cost. The Company does not recognize as revenue any value to the Internet service providers associated with the use of the Company’s servers and does not expense the value of the rack space and bandwidth received at no cost.

  Equity-Related Compensation

      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Akamai has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through disclosure only for options issued to employees (see Note 12). All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123 and FASB Interpretation No. 44.

      Equity-related compensation is comprised of the following: (a) the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date and (b) the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable.

  Engineering and Development Costs

      Engineering and development costs consist primarily of salaries and related personnel costs for the design, deployment, testing and enhancement of the Company’s services and network. Costs incurred in the engineering and development of the Company’s services are expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined by SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter. To date, the Company’s software development has been completed concurrent with the establishment of technological

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feasibility and, accordingly, all software development costs have been charged to operations as incurred in the accompanying financial statements. Costs associated with the development of internal–use software are expensed or capitalized in accordance with Statement of Position 98-1. Capitalized costs are amortized on a straight-line basis over the useful lives of the internal-use software. Costs eligible for capitalization under Statement of Position 98-1 have been insignificant to date.

  Concentrations of Credit Risk and Fair Value of Financial Instruments

      The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable. Akamai’s cash, cash equivalents and marketable securities are held with financial institutions that the Company believes to be of high credit standing. Akamai’s equity investments in private companies are carried at cost. These investments are reviewed quarterly for impairment that is other than temporary. At December 31, 2000, the carrying value of these investments was $6.3 million, and the investments were included in other long-term assets.

      Akamai’s customer base consists of a large number of geographically dispersed customers diversified across several industries. As a result, concentration of credit risk with respect to accounts receivable is not significant except for a receivable from one customer, which accounted for 14% of net accounts receivable as of December 31, 2000. For the year ended December 31, 2000, one customer accounted for 12% of total revenue. For the year ended December 31, 1999, two customers accounted for 22% and 13% of total revenue, respectively.

  Income Taxes

      Deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Advertising Expense

      The Company recognizes advertising expense as incurred. Akamai acquired $18.5 million of prepaid advertising as a result of its acquisition of INTERVU Inc. This amount is being amortized to advertising expense over its remaining contractual life based on usage. As of December 31, 2000, $6.9 million and $4.4 million of the remaining balance have been included in short-term and long-term other assets, respectively.

  Foreign Currency Translation

      For Akamai’s foreign subsidiaries where the functional currency is the United States dollar, the Company translates monetary assets and liabilities at the exchange rate as of the balance sheet date and nonmonetary assets and liabilities at historical rates. The Company translates income statement accounts at average rates for the periods. Translation adjustments and foreign currency transactions are recorded in net income. Foreign currency transaction gains and losses were not material for the periods presented. Gains and losses on intercompany transactions where settlement is not anticipated in the foreseeable future are recorded in Other Comprehensive Loss.

  Other Comprehensive Loss

      The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in financial statements with the same prominence as other financial statements. Comprehensive loss is equal to net loss for the period from inception (August 20, 1998) through December 31, 1998 and for the year ended December 1999. Comprehensive loss is equal to net loss, unrealized gains and losses on investments and foreign currency translation adjustments for the year ended December 31, 2000.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Cash, Cash Equivalents and Investments

      Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates fair value. Short-term marketable securities consist of high quality corporate and government securities, which have original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet, and equity investments in publicly-traded companies. Long-term marketable securities consist of high quality corporate and government securities with maturities of more than one year from the date of the balance sheet. The Company classifies all debt securities and equity securities with readily determinable market value as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair market value with unrealized gains and losses reported as a separate component of stockholders’ equity. Investments in the preferred shares of private companies are carried at the lower of cost or market. These investments, which total $6.3 million at December 31, 2000, are included in other long-term assets. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through a charge to net income.

  Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of equipment is computed on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of related lease terms or their estimated useful lives. Property and equipment acquired under capital lease are depreciated over the shorter of the related lease terms or the useful life of the asset. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income from operations. Repairs and maintenance costs are expensed as incurred.

  Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of goodwill, completed technology, assembled workforce and trademarks and tradenames arising from the acquisition of businesses. These intangible assets are amortized using the straight-line method over two or three years based on their estimated useful lives. Intangible assets also include the cost of acquired license rights to content delivery technology. These license rights are amortized using the straight-line method over ten years.

  Impairment of Goodwill and Other Long-Lived Assets

      Goodwill and other long-lived assets are reviewed for impairment whenever events, such as service discontinuance, technological obsolescence, facility closure or other changes in circumstances, indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected cash flows using the Company’s weighted average cost of capital. To date, the Company believes that no such impairment has occurred.

  Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. The standard requires that the Company recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the adoption of SFAS No. 133 will have a material impact on its financial statements and related disclosures. The Company will adopt SFAS No. 133 as required by SFAS No. 137 in fiscal year 2001.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued SAB No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B, which is effective no later than the quarter ended December 31, 2000. SAB No. 101 clarifies the SEC’s views regarding the recognition of revenue. The Company adopted SAB No. 101 in fiscal 2000. The adoption of SAB No. 101 did not have a significant impact on the Company’s financial position or results of operations.

      In March 2000, the FASB issued FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock option awards and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a significant impact on the Company’s financial position or results of operations.

3.  Business Acquisitions:

  Network24 Communications, Inc.

      In February 2000, the Company acquired all of the outstanding common and preferred stock of Network24 Communications, Inc. (“Network24”) in exchange for approximately 621,000 shares of Akamai common stock and $12.5 million in cash. Akamai also issued options and warrants exercisable for approximately 196,000 shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. Network24 is a provider of Internet broadcasting application services. The value of the acquisition was $203.6 million based on the fair value of the consideration paid plus direct acquisition costs. The acquisition has been accounted for using the purchase method. Accordingly, the results of operations of Network24 subsequent to February 10, 2000 have been included in Akamai’s consolidated statement of operations for the year ended December 31, 2000. The purchase price allocation is as follows (in millions):

Tangible net assets	$2.9

Intangible assets acquired:

Completed technology	7.3

Assembled workforce	1.5

Trademarks and tradenames	1.4

Goodwill	190.5

Total purchase price allocation	$203.6

      Goodwill and other intangible assets are being amortized on a straight-line basis over estimated useful lives of three years (see Note 7).

  InterVu Inc.

      In April 2000, the Company acquired all of the outstanding common and preferred stock of INTERVU Inc. (“INTERVU”) in exchange for 10.0 million shares of Akamai common stock. Akamai also issued options and warrants exercisable for 2.2 million shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for INTERVU common stock. INTERVU is a service provider for Internet audio and video delivery solutions. The acquisition was accounted for using the purchase method. Accordingly, the results of operations of INTERVU subsequent to April 20, 2000 have been included in Akamai’s consolidated statement of operations for the year ended December 31, 2000. The value of the acquisition was $2.8 billion based on the fair value of the consideration paid plus direct acquisition costs. The Company may be required to deliver additional securities to a former stockholder of INTERVU based on the future price of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Akamai stock (see Note 16). The resolution of this contingency will not result in additional purchase price. The purchase price allocation is as follows (in millions):

Tangible net assets	$127.1

Intangible assets acquired:

Completed technology	21.4

Assembled workforce	10.7

Trademark and tradenames	3.5

In-process research and development	1.4

Goodwill	2,620.6

Total purchase price allocation	$2,784.7

      Tangible net assets acquired include cash, short-term and long-term investments, accounts receivable, fixed assets and prepaid advertising (see Note 16). Liabilities assumed include accounts payable, accrued compensation and accrued expenses. Goodwill and other intangible assets are being amortized on a straight-line basis over estimated useful lives of two to three years (see Note 7).

      A portion of the purchase price was allocated to in-process research and development (“IPR&D”) and completed technology. Completed technology and IPR&D were identified and valued through interviews and analysis of data provided by management regarding products under development. Developmental projects that had reached technological feasibility were classified as completed technology and are being amortized over three years. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and charged to expense on the date of the acquisition. The value of IPR&D was determined considering the project’s stage of development, the time and resources needed for completion, the contribution of core technology and the projected discounted cash flows of completed products. The discount rate was determined considering Akamai’s weighted average cost of capital and the risks surrounding the successful completion of the projects under development.

  Pro Forma Information (unaudited)

      The summary table below, prepared on an unaudited pro forma basis, combines the Company’s consolidated results of operations with Network24’s and INTERVU’S results of operations as if each company had been acquired as of January 1, 2000 and January 1, 1999 for the years ended December 31, 2000 and 1999, respectively (in thousands, except per share data):

	Year ended December 31,

	2000	1999

Revenue	$94,861	$11,395

Net loss	$(1,182,036)	$(1,057,756)

Basic and diluted net loss per share	$(12.98)	$(25.91)

      The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

  CallTheShots Inc.

      In July 2000, the Company acquired all of the outstanding common and preferred stock of CallTheShots Inc. (“CTS”), in exchange for 31,493 shares of Akamai common stock and $259,000 in cash. In addition, 20,458 shares of Akamai common stock and $434,000 in cash have been placed in an escrow account and will be released over one year to certain former stockholders of CTS as they continue employment with Akamai. The Company will record equity-related compensation for the escrowed shares in the amount of $1.7 million ratably over the contingency period based on the fair value of Akamai common stock on the closing date of the acquisition. The acquisition has been accounted for using the purchase method. The purchase price of $3.7

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million was based on the fair value of the consideration paid plus direct acquisition costs. Accordingly, the Company allocated the purchase price to the assets and liabilities of CTS based on their fair values. The values assigned included $4.0 million for goodwill, $150,000 for assembled workforce, and $466,000 for net liabilities assumed. The goodwill and assembled workforce are being amortized on a straight line basis over their useful lives of three and two years, respectively. The Company has included the results of operations of CTS subsequent to July 25, 2000 in its statement of operations for the year ended December 31, 2000. CTS develops services that enable Web site visitors to personalize their interaction with the sites they visit. Pro forma information for CTS has not been presented as the historical operating results of CTS are not material to those of the combined company.

4.  Net Loss per Share:

      In accordance with SFAS No. 128, “Earnings Per Share,” basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of stock options and warrants, unvested restricted common stock, convertible preferred stock, contingently issuable stock, and convertible notes.

      The following table sets forth potential common stock excluded from the calculation of diluted net loss per share since their inclusion would be antidilutive:

			Period from
			inception
			(August 20,
			1998)
	Year ended December 31,		through
			December 31,
	2000	1999	1998

Stock options	16,161,223	14,416,565	1,287,000

Warrants	1,048,419	1,981,086	—

Unvested restricted common stock	10,783,481	19,230,430	18,049,104

Convertible preferred stock	—	—	19,800,000

Contingently issuable stock (see Note 16)	474,777	—	—

Convertible notes (see Note 9)	2,598,077	—	—

5.  Marketable Securities:

      The following is a summary of investments at December 31, 2000 (in thousands):

		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$353	$—	$—	$353

U.S. corporate debt securities	197,682	101	70	197,713

U.S. Government obligations	35,699	—	3	35,696

Equity securities	9,500	—	6,458	3,042

	$243,234	$101	$6,531	$236,804

      Available-for-sale securities by contractual maturity are as follows (in thousands):

December 31,
2000

Due in one year or less	$156,480

Due after one year through two years	77,282

$233,762

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For all periods presented, realized gains and losses on sales of available-for-sale securities were immaterial. The Company determines the cost basis of securities by specific identification. Available-for-sale investments are reviewed for evidence of reductions in market value that are other than temporary. Management believes that no such impairments have occurred at December 31, 2000. Approximately $13.7 million of the Company’s investment portfolio is restricted by irrevocable letters of credit issued in favor of third party beneficiaries, primarily related to long-term operating leases. These restrictions lapse when the Company meets certain financial obligations. The investment portfolio is also restricted by a letter of credit issuable to CNN in the amount of approximately $3.8 million (see Note 16).

6.  Property and Equipment:

      Property and equipment consists of the following (in thousands):

	December 31,		Estimated
			Useful Lives
	2000	1999	in Years

Computer and networking equipment	$142,591	$23,817	3

Software	14,849	1,256	3

Furniture and fixtures	6,450	711	5

Office equipment	4,146	541	3

Leasehold improvements	12,163	972	5

Production equipment	1,756	—	3

Vehicles	42	—	5

	181,997	27,297

Accumulated depreciation	(38,956)	(3,422)

	$143,041	$23,875

      Depreciation expense on property and equipment for the years ended December 31, 2000 and 1999 and for the period from inception (August 20, 1998) through December 31, 1998 was $35.6 million, $3.4 million and $41,000, respectively.

      Equipment under capital leases (in thousands):

	December 31,		Estimated
			Useful Lives
	2000	1999	in Years

Office equipment	$863	$142	3

Accumulated depreciation	(136)	(30)

	$727	$112

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Goodwill and Other Intangible Assets:

      Goodwill and other intangible assets consist of the following (in thousands):

	December 31,		Estimated
			Useful Lives
	2000	1999	in Years

Goodwill	$2,815,073	$—	3

Completed technology	28,683	—	3

Assembled workforce	12,411	—	2-3

Trademarks and trade names	4,925	—	3

Acquired license rights	490	490	10

	2,861,582	490

Less accumulated amortization	(675,425)	(56)

	$2,186,157	$434

      Goodwill and other intangible assets from acquisitions as of December 31, 2000 are expected to be amortized as follows (in millions):

2001	$955

2002	955

2003	276

Total	$2,186

8.  Commitments and Contingencies:

  Leases

      The Company leases its facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2000 and 1999 and for the period from inception (August 20, 1998) through December 31, 1998 was $9.5 million, $599,000 and $36,000, respectively. The leases expire at various dates through 2013 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company also leases certain equipment under capital leases. The minimum aggregate future obligations under noncancelable leases and equipment loans as of December 31, 2000 are as follows (in thousands):

		Capital Leases
	Operating	(including
	Leases	equipment loan)

Year ending

2001	$17,379	$1,162

2002	23,942	393

2003	23,256	41

2004	22,501	—

2005	20,931	—

Thereafter	98,647	—

Total	$206,656	1,596

Less interest		(95)

Total principle obligation		1,501

Less current portion		(1,080)

Noncurrent portion of principle obligations		$421

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The minimum future obligations under noncancelable operating leases includes approximately $83.5 million of future lease payments expected to commence in the second quarter of 2001, subject to completion of construction. Upon commencement of the lease, Akamai will be obligated to issue a letter of credit in the amount of $5.1 million as collateral for future lease payments. Issuance of this letter of credit will require the Company to restrict its investment portfolio by $5.1 million.

  Equipment Loan

      The Company received an equipment loan from its bank for $1.5 million in January 1999. In connection with the equipment loan, the Company issued warrants for the purchase of 74,499 shares of common stock at a purchase price of $0.40 per share. The warrants were exercisable upon issuance and expire on January 26, 2002. Akamai estimated the value of the warrants to be $25,000 at the date of issuance, which was recorded as additional paid-in capital and reduced the carrying amount of the equipment loan. The discount on the note is being amortized to interest expense over the estimated life of the loan. The warrants were fully exercised in November 1999.

  Bandwidth Usage and Co-location Commitments

      The Company has commitments for bandwidth usage and co-location with various network service providers. For the years ending December 31, 2001, 2002 and 2003 and thereafter, the minimum commitments are approximately $27.3 million, $14.4 million, and $11.7 million, respectively. Some of these agreements may be amended to either increase or decrease the minimum commitments during the life of the contract.

  Litigation

      The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is not determinable at this time, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

9.  Senior Subordinated Notes and Convertible Notes:

  Senior Subordinated Notes

      In April 1999, Akamai entered into note and warrant purchase agreements with private investors. Under the agreements, Akamai issued 15% subordinated demand notes payable in the aggregate amount of $15.0 million due in May 2004. In connection with the notes, the Company also issued warrants to purchase an aggregate of 2,002,836 shares of common stock at $2.50 per share in exchange for cash. These warrants expire in May 2004. The fair value of the warrants at the time of issuance was estimated to be approximately $3.9 million, which was recorded as additional paid-in capital and reduced the carrying value of the notes. The fair value was determined using the Black-Scholes option pricing model. The discount on the notes is being amortized over the term of the notes. For the year ended December 31, 1999, interest expense of $1.5 million was recognized related to the fair value of the warrants. In December 1999, the Company exercised its right to pay off the notes in full and paid $12.2 million in interest and principal. The remaining unpaid balance of $2.8 million was paid in the year ended December 31, 2000. The Company recognized an extraordinary loss from early extinguishments of the debt of $3.4 million (or $0.11 per share) during the year ended December 31, 1999.

  Convertible Notes

      In June 2000, Akamai issued $300.0 million of 5 1/2% Convertible Subordinated Notes due July 1, 2007 (the “Convertible Notes”) for aggregate net proceeds of approximately $290.2 million (net of underwriting fees and other offering expenses of $9.8 million). The Convertible Notes are due July 1, 2007, and are convertible at any time into the Company’s common stock at a conversion price of $115.47 per share

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(equivalent to 8.6603 shares of common stock per $1,000 principal amount of Convertible Notes), subject to adjustment in certain events. The Company may redeem the Convertible Notes on or after July 3, 2003, at the Company’s option. In the event of a change of control, Akamai may be required to repurchase all or a portion of the Convertible Notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the Convertible Notes accrues as of the issue date and is payable semiannually on January 1 and July 1 of each year, commencing on January 1, 2001. The Convertible Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness and effectively rank junior to all secured debts and to all of the existing and future debts and other liabilities of the Company’s subsidiaries. Financing costs of $9.8 million, including underwriting fees and other offering expenses, for the Convertible Notes are being amortized over the term of the notes. Amortization of deferred financing costs was approximately $740,000 for the year ended December 31, 2000.

10.  Convertible Preferred Stock:

      Prior to the closing of the Company’s initial public offering, or IPO, in October 1999, the Company issued 1,100,000 shares of Series A preferred stock at $7.60 per share, 1,327,500 shares of Series B preferred stock at $15.066 per share, 145,195 shares of Series C preferred stock at $34.436 per share, 685,194 of Series D preferred stock at $18.243 per share, 1,867,480 shares of Series E preferred stock at $26.239 per share, and 985,545 shares of Series F preferred stock at $15.22 per share. Each series of preferred stock except the Series A preferred stock accrued a cumulative dividend equal to 8.0% of the original purchase price. The Company accrued a total of $2.2 million of preferred stock dividends and accretion to redemption value for the year ended December 31, 1999. Upon completion of the IPO, all outstanding shares of preferred stock automatically converted into shares of common stock. In November 1999, the Company’s board of directors authorized 5,000,000 shares of newly undesignated convertible preferred stock with a par value of $0.01 per share. As of December 31, 2000, no shares of convertible preferred stock are outstanding.

11.  Stockholders’ Equity:

  Public Offering

      In October 1999, Akamai completed an initial public offering of 9,000,000 shares of its common stock for net proceeds of $215.4 million after underwriting discounts, commissions, and offering expenses. As a result, all outstanding shares of preferred stock automatically converted into 38,467,466 shares of common stock.

  Stock Split

      On January 28, 1999 and May 25, 1999, the Company effected a 3-for-1 stock split through a stock dividend of common stock. On September 8, 1999 the Company effected a 2-for-1 stock split through a stock dividend of common stock. All references to preferred and common stock share and per share amounts including options and warrants to purchase common stock have been retroactively restated to reflect the stock splits.

  Common Stock

      The common stockholders are entitled to one vote per share. In May 2000, the stockholders of the Company approved an increase in the number of authorized shares from 300,000,000 to 700,000,000. At December 31, 2000, the Company had reserved approximately 24.0 million shares for future issuance upon the exercise of options and warrants.

  Notes Receivable from Officers for Stock

      In connection with the issuance of restricted common stock, the Company received full recourse notes receivable from the Chief Executive Officer, President, Chief Financial Officer, and Vice President of Business Development of the Company in the amounts of $1,980,000, $500,000, $2,620,000 and $624,000, respectively. These notes bear interest between 5.3% and 6.1% and are payable in full by March 26, 2009,

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 18, 2009, July 23, 2009 and July 23, 2009, respectively. The Company also acquired a note receivable from an officer in the amount of $228,000 in a business acquisition. This note bears interest at 5.25% and is payable in equal monthly installments through August 2003. During the year ended December 31, 2000, the Company received $765,000 of payments on notes receivable from officers.

12.  Stock Plans:

  1998 Option Plan

      In 1998, the board of directors adopted the 1998 Stock Incentive Plan (the “1998 Option Plan”) for the issuance of incentive and nonqualified stock options and restricted stock awards. The number of shares of common stock reserved for issuance under the 1998 Option Plan is 37,755,600 shares. Options to purchase common stock and restricted stock awards are granted at the discretion of the board of directors.

      Under the terms of the 1998 Option Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the board of directors. The exercise price of non qualified stock options may be less than the fair market value of the common stock on the date of grant, as determined by the board of directors but in no case may the exercise price be less than the statutory minimum. Vesting of options granted is at the discretion of the board of directors, which typically is four years. The term of options granted cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the voting stock of the Company.)

      A restricted stock award provides for issuance of common stock to directors, officers, consultants and other key personnel at prices determined by a committee selected by the board of directors. Participants’ unvested shares are subject to repurchase by the Company at the original purchase price for up to four years. Generally, 25% of the shares vest on the first anniversary of the date of purchase and, thereafter, the remaining shares vest on a quarterly basis through the fourth anniversary date of purchase. As of December 31, 2000, the Company had the right to repurchase up to 5,014,049 unvested shares at the original purchase prices ranging from $0.01 to $2.50 per share.

      The Company has assumed certain stock option plans and the outstanding stock options of companies that have been acquired (“Assumed Plans”). Stock options under the Assumed Plans have been converted into the Company’s stock options and adjusted to effect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Stock options under the Assumed Plans generally vest over four years and expire ten years from the date of grant. No additional stock options will be granted under the Assumed Plans.

      A summary of stock option and restricted stock award activity for the period from inception (August 20, 1998) through December 31, 1998 and the years ended December 31, 1999 and 2000 is presented below:

		Weighted
		Average
		Purchase
	Shares	Price

Restricted Stock Awards from 1998 Option Plan

Outstanding at inception	—

Issued	3,283,200	$0.02

Outstanding at December 31, 1998	3,283,200	0.02

Issued	9,820,000	0.62

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Purchase
	Shares	Price

Outstanding at December 31, 1999	13,103,200	0.21

Issued	5,040	0.04

Outstanding at December 31, 2000	13,108,240	0.21

Vested restricted common stock at December 31, 2000	8,094,191	$0.40

      There were 31,282,100 shares of restricted common stock issued outside of the plan in the period ended December 31, 1998. No shares of restricted common stock were issued outside of the plan in the year ended December 31, 1999. There were 20,458 shares of restricted common stock issued outside of the plan in the year ended December 31, 2000 (see Note 3). As of December 31, 2000, the Company had the right to repurchase up to 5,789,890 of unvested shares.

		Weighted
		Average
		Share
	Shares	Price

Stock Option Awards

Outstanding at inception	—

Granted	1,287,000	$0.02

Outstanding at December 31, 1998	1,287,000	0.02

Granted	15,324,000	7.22

Exercised	(549,000)	0.06

Forfeited	(1,645,000)	2.76

Outstanding at December 31, 1999	14,417,000	7.43

Granted and assumed in business combinations	8,541,000	65.33

Exercised	(3,940,000)	8.00

Forfeited	(2,857,000)	41.81

Outstanding at December 31, 2000	16,161,000	$31.73

      As of December 31, 1999, 584,000 options were vested and exercisable at a weighted average exercise price of $0.79. No options were vested and exercisable as of December 31, 1998.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2000:

				Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Range of	Options	Contractual	Exercise	Number of	Exercise
Exercise Prices	Outstanding	Life	Price	Options	Price

$0.01 – 1.00	3,846,000	8.1	$0.29	723,000	$0.21
2.44 – 3.34	848,000	8.5	2.52	156,000	2.58
8.00 – 8.82	5,000	8.3	6.90	4,000	8.25
10.92 – 15.87	4,677,000	8.7	14.24	1,067,000	14.26
16.48 – 22.88	729,000	8.8	19.62	184,000	19.70
23.09 – 35.68	76,000	7.9	31.85	53,000	31.40
36.06 – 52.99	2,041,000	9.7	37.19	50,000	43.00
53.62 – 79.85	2,005,000	9.4	69.62	119,000	62.12
80.58 – 119.40	1,577,000	9.4	87.92	53,000	95.29
124.02 – 178.79	81,000	9.0	148.15	21,000	143.85
184.03 – 274.50	276,000	9.1	217.96	12,000	233.44

0.01 – 274.50	16,161,000	8.8	31.73	2,442,000	16.93

  Employee Stock Purchase Plan

      In August 1999, the board of directors adopted the 1999 Employee Stock Purchase Plan (“ESPP”). The board of directors has reserved 600,000 shares of common stock for issuance under the 1999 ESPP. The 1999 ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six month intervals. As of December 31, 2000, approximately $760,000 of payroll deductions have been withheld from employees for future purchases under the plan.

  Fair Value Disclosure

      As discussed in Note 2, the Company has adopted SFAS No. 123 for options issued to employees through disclosure only. Had the Company accounted for stock options issued to employees under the fair value method prescribed by SFAS No. 123, Akamai’s net losses and basic and diluted net loss per share would have been as follows (in thousands):

			Period from
			inception
			(August 20,
			1998)
	Year ended December 31,		through
			December 31,
	2000	1999	1998

Net loss attributable to common stockholders:

As reported	$(885,785)	$(59,800)	$(890)

Pro Forma	(953,813)	(64,600)	(891)

Basic and diluted net loss per share:

As reported	$(10.07)	$(1.98)	$(0.06)

Pro Forma	(10.84)	(2.14)	(0.06)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future results.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

			Period from
			inception
			(August 20,
	Year ended		1998)
	December 31,		through
			December 31,
	2000	1999	1998

Stock options:

Expected term (years)	5.0	5.6	7.0

Risk-free interest rate (%)	5.1	5.61	4.07

Expected volatility (%)	150	24.7	—

Dividend yield (%)	—	—	—

Weighted average fair value of options granted	$64.12	$4.74	$0.26

  Equity-Related Compensation

      From inception (August 20, 1998) through December 31, 1998, and for the years ended December 31, 1999 and 2000, the Company recorded as deferred compensation $1.7 million, $38.2 million, and $2.6 million, respectively, for restricted stock awards and stock options granted at purchase or exercise prices subsequently determined to be below fair market value of the common stock. The deferred compensation is being amortized on a straight-line basis over the vesting period of the individual award, generally four years. For the year ended December 31, 2000, the Company amortized $10.0 million of deferred compensation. Equity-related compensation for the year ended December 31, 2000 also includes $16.1 million for the intrinsic value of modified stock options and restricted stock awards that would have expired unexercisable had they not been modified and other equity-related compensation. All modifications were approved by the board of directors and related to the acceleration of stock award vesting for terminated employees.

13.  Employee Benefit Plan:

      In January 1999, the Company established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company provides limited matching of employee contributions to the 401(k) plan. The Company has contributed approximately $605,000 to the savings plan for the period ended December 31, 2000. The Company did not make a contribution to the savings plan prior to fiscal 2000.

14.  Income Taxes:

      The provision for (benefit from) income taxes consists of the following (in thousands):

			Period from
			inception
			(August 20,
			1998,
	Year ended December 31,		through
			December 31,
	2000	1999	1998

Current tax expense	$187	$—	$—

Deferred tax benefit	(128,835)	(19,573)	(288)

Valuation allowance	128,835	19,573	288

	$187	$—	$—

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective rate varies from the statutory rate as follows:

			Period from
			inception
	Year ended		(August 20,
	December 31,		1998) through
			December 31,
	2000	1999	1998

U.S. Federal income tax rate	(34.0)%	(34.0)%	(34.0)%

State taxes	(5.3)	(5.4)	(6.3)

Deferred compensation amortization	1.0	6.0	3.2

Amortization or intangible assets	26.9	—	—

Other	(0.3)	(0.6)	(0.9)

Valuation allowance	11.7	34.0	38.0

	—%	—%	—%

      Significant components of the Company’s deferred tax assets as of December 31, 2000 and 1999 are shown below. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance for the entire deferred tax asset has been recorded due to uncertainty surrounding its realization. The components of the net deferred tax asset and the related valuation allowance are as follows (in thousands):

	December 31,

	2000	1999

Net operating loss and credit carryforwards	$155,341	$15,617

Depreciation and amortization	14,203	3,706

Compensation costs	3,300	510

Other	5,888	28

	178,732	19,861

Valuation allowance	(178,732)	(19,861)

Net deferred tax asset	$—	$—

      As of December 31, 2000 and 1999, the Company had federal and state net operating loss carryforwards of approximately $377.0 million and $37.5 million, respectively, that expire at various dates through 2020. The Company also had federal and state tax credit carryforwards as of December 31, 2000 and 1999 of approximately $2.3 million and $323,000, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s acquired net operating loss and credit carryforwards may be subject to annual limitations due to a change in equity ownership in the Company of more than 50%.

      Approximately $125.0 million of the net operating loss carryforwards available for federal income tax purposes relate to the exercises of non-qualified stock options and disqualifying disposition of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

15.  Related Party Transactions:

      During the year ended December 31, 2000, the Company purchased bandwidth and co-location space totalling $2.3 million, including refundable deposits of $1.7 million, from LIG Holdings L.P. (“LIG”), an Internet service provider. An officer of Akamai is a principal of a company with a 35% interest in LIG. The Company has future obligations to LIG for co-location space and bandwidth of approximately $2.3 million. During the year ended December 31, 2000, Akamai sold a perpetual license to LIG covering certain technology for $500,000. This amount has been paid as of December 31, 2000. These transactions are on terms at least as favorable, if not more favorable, to Akamai than could be obtained from unaffiliated third parties.

      A member of Akamai’s board of directors is on the board of directors of one of the Company’s customers. Sales to that customer totalled approximately $2.25 million in 2000.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An officer of Akamai is on the board of directors of one of the Company’s customers. Sales to that customer totalled $250,000 in 2000.

16.  CNN News Group Strategic Alliance:

      In November 1999, INTERVU, which Akamai acquired in April 2000 (see Note 3), entered into a strategic alliance with the CNN News Group (“CNN”). In accordance with the agreement, INTERVU issued common stock valued at $20.0 million to CNN. In return, CNN agreed to provide INTERVU with three years of on-air and online advertising and promotional opportunities across CNN’s properties. As part of its purchase price allocation, Akamai estimated the fair value of these services to be $18.4 million. This amount has been recorded in other long-term assets, less the current portion of $6.9 million recorded in other current assets, and is being amortized over the remaining life of the agreement, based on usage, to advertising expense. For the year ended December 31, 2000, $7.2 million has been amortized to advertising expense for the agreement. In addition, under a separate agreement, INTERVU agreed to be CNN’s exclusive provider of Internet video management and delivery services and to deliver audio streaming services.

      In connection with its acquisition of INTERVU, Akamai issued shares of its common stock to CNN in exchange for shares of INTERVU common stock held by CNN and assumed certain obligations relating to such shares as described herein. Following the first anniversary of the agreement, if the 20 day moving average market value of the Company’s common stock prior to the end of any fiscal quarter falls below $33.57 per share, the Company will be obligated to issue a letter of credit in an amount not to exceed $10.0 million, with the actual amount calculated on the basis of the number of shares held by CNN at the time and the remaining number of days in the term of the agreement. As of December 31, 2000, the Company became obligated to issue a letter of credit to CNN in the amount of approximately $3.8 million. In addition, the Company may become obligated to pay CNN up to $10.0 million in cash or common stock, at the Company’s option, if CNN holds its Akamai shares until November 11, 2002, and the price per share of Akamai common stock is less than $144.05 at such date. At the time of the acquisition, Akamai estimated the fair value of the guaranteed return to CNN using the Black-Scholes option pricing model and determined its value to be approximately $7.0 million, which was included in the purchase price allocation of INTERVU.

      Either party may terminate the contract at any time for a material breach by the other party that remains uncured or the other party’s bankruptcy or similar adverse condition. In the event the agreement is terminated by CNN, CNN is required to pay Akamai as of the date of the termination notice the value of the undelivered services purchased under the agreement. In the event the agreement is terminated by Akamai because CNN engages another party to provide Internet video management and delivery services, CNN is required to pay Akamai as of the date of the termination (i) the value of the undelivered services purchased under the agreement and (ii) a breakup fee of $3.0 million initially that declines to zero over the term of the agreement.

17.  Segment Disclosure:

      SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments and for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Akamai’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer and the executive management team. As of December 31, 2000, Akamai operates in one business segment: global delivery services for Internet content, streaming media and applications. The Company may change, add or amend segments in the future.

      As of December 31, 2000, the Company had approximately $119.1 million and $23.9 million of property and equipment located in the United States and foreign locations, respectively. Property and equipment located in foreign locations as of December 31, 1999 was not significant. Akamai sells its products through a

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

direct sales force located both domestically and abroad. For all periods presented, sales to customers located in the United States were more than 90% of total revenue.

18.  Supplemental Disclosure of Cash Flow Information:

      The following is supplemental cash flow information for all years presented (in thousands):

			Period from
			inception
			(August 20,
			1998)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2000	1999	1998

Cash paid for interest	$443	$1,603	$10

Cash paid for taxes	112	6	—

Noncash financing and investing activities:

Purchase of technology license for stock	—	—	490

Issuance of restricted common stock for note receivable	—	5,724	—

Dividends accrued, not paid on convertible preferred stock	—	2,241	—

Acquisition of equipment through capital lease	285	102	40

Issuance of common stock in exchange for note receivable	228	—	—

Common stock issued for the acquisition of businesses	2,958,788	—	—

19.  Quarterly Financial Results (unaudited):

      The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended 2000 and 1999. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	March 31,	June 30,	Sept. 30,	Dec. 31,
	1999	1999	1999	1999

	(in thousands, except per share data)

Revenue	$—	$404	$883	$2,699

Cost of revenue	186	1,222	3,125	4,469

Gross profit	(186)	(818)	(2,242)	(1,770)

Loss before extraordinary loss	(2,887)	(6,896)	(18,542)	(25,844)

Net loss	(2,887)	(6,896)	(18,542)	(29,234)

Net loss attributable to common stockholders	$(2,891)	$(7,187)	$(19,892)	$(29,830)

Basic and diluted net loss per share	$(0.17)	$(0.34)	$(0.80)	$(0.51)

Weighted average common shares outstanding	17,045	21,166	24,849	59,033

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000

	(in thousands, except per share data)

Revenue	$7,222	$18,144	$27,156	$37,244

Cost of revenue	6,636	12,647	18,182	24,037

Gross profit	586	5,497	8,974	13,207

Net loss	$(35,397)	$(243,236)	$(304,075)	$(303,077)

Basic and diluted net loss per share	$(0.47)	$(2.78)	$(3.27)	$(3.16)

Weighted average common shares outstanding	75,029	87,374	93,099	95,970

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.  Subsequent Event:

      In the fourth quarter of 2000, Akamai formed Arriva! Networks, Inc. (“Arriva”), a wholly-owned subsidiary. Akamai received preferred shares of Arriva in exchange for contributed technology. In addition, Arriva entered into a five year license agreement with Akamai for additional technology. All transactions between Akamai and Arriva have been eliminated in consolidation.

      In January 2001, Arriva sold a majority interest to outside investors in return for $28.0 million in cash. Following the closing of the financing, the outside investors controlled 60%, and Akamai controlled 40%, of the voting interests in Arriva. In accordance with the terms of the various outside investor agreements, Akamai received a warrant to purchase additional voting shares of common stock of Arriva, allowing Akamai to maintain a 40% voting interest. The series of securities purchased by the outside investors ranks senior on liquidation to the series of securities held by Akamai.

      Although the per share proceeds obtained in the outside financing exceeded Arriva’s book value per share, Akamai did not adjust the value of its investment in Arriva or recognize a gain, either through equity or the income statement, following the financing due to difference in the class of shares purchased by the outside investors. Such a gain may be recognized in the future depending on the future financing of Arriva. Arriva is in the process of assembling a management team, substantially all of which is expected to be comprised of non-Akamai employees. Akamai expects that it will have less than a majority of the decision-making ability with respect to the continued operations of by February 2001. At that time, Akamai will deconsolidate Arriva and will adopt the equity method of accounting effective January 1, 2001. However, determination of whether Akamai has a controlling interest over the operations of Arriva will be based on the facts and circumstances at the time.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The response to this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be contained in our definitive proxy statement for the 2001 Annual Meeting of Stockholders under the captions “Information Regarding Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein.

      Our executive officers and directors and their ages and positions as of February 1, 2001, are as follows:

Name	Age	Position

George H. Conrades	61	Chairman of the Board of Directors and Chief Executive Officer

Paul Sagan	41	President

F. Thomson Leighton	42	Chief Scientist and Director

Daniel M. Lewin	30	Chief Technology Officer and Director

Timothy Weller	35	Chief Financial Officer and Treasurer

Karen C. Stumcke	38	Vice President and Chief Accounting Officer

Earl P. Galleher III	41	Executive Vice President

Arthur H. Bilger(2)	48	Vice Chairman of the Board of Directors

Todd A. Dagres(1)	40	Director

Terrance G. McGuire(1)(2)	44	Director

Edward W. Scott(2)	38	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

      Our directors are elected to serve in classes as follows:

           Class I — term expires at our 2003 annual meeting of stockholders:

               George H. Conrades

               Terrance G. McGuire

           Class II — term expires at our 2001 annual meeting of stockholders:

               F. Thomson Leighton

               Edward W. Scott

           Class III — term expires at our 2002 annual meeting of stockholders:

               Daniel M. Lewin

               Arthur H. Bilger
               Todd A. Dagres

      Set forth below is certain information regarding the professional experience for each of the above-named persons.

      George H. Conrades has served as Chairman and Chief Executive Officer of Akamai since April 1999 and as a director since December 1998. Mr. Conrades has also been a venture partner of Polaris Venture Partners, Inc., an early stage investment company, since August 1998. From August 1997 to July 1998, Mr. Conrades served as Executive Vice President of GTE and President of GTE Internetworking, an integrated telecommunication services firm. Mr. Conrades served as Chairman of the Board of Directors and Chief Executive Officer of BBN Corporation, a national Internet services provider and Internet technology research and development company, from January 1994 until its acquisition by GTE Internetworking in July 1997. Prior to joining BBN Corporation, Mr. Conrades was an IBM Senior Vice President and a Member of IBM’s Corporate Management Board. Mr. Conrades is currently a director of Viacom, Inc., a media company, and

Cardinal Health, Inc., a health care company. He is also an interim member of the board of ICANN, the Internet Corporation for the Assignment of Names and Numbers, a non-profit organization established by the United States government to oversee the administration of Internet names and addresses.

      Paul Sagan joined Akamai in October 1998 as Vice President and Chief Operating Officer and has served as President since May 1999. Mr. Sagan was the Senior Advisor to the World Economic Forum, a Geneva, Switzerland-based organization, from July 1997 to August 1998. From December 1995 to December 1996, Mr. Sagan was the President and Editor of Time Inc. New Media, an affiliate of Time Warner, Inc., a global media and entertainment company. From September 1992 to December 1995, Mr. Sagan served as a vice president and senior vice president of Time Warner Cable, a division of Time Warner, Inc.

      F. Thomson Leighton co-founded Akamai and has served as Chief Scientist and a director since August 1998. Dr. Leighton has been a professor of Mathematics at MIT since 1982 and has served as the Head of the Algorithms Group in MIT’s Laboratory for Computer Science since its inception in 1996. Dr. Leighton is currently on sabbatical from MIT. Dr. Leighton is a former two-term chair of the 2,000-member Association of Computing Machinery Special Interest Group on Algorithms and Complexity Theory, and a former two-term Editor-in-Chief of the Journal of the ACM, one of the nation’s premier journals for computer science research.

      Daniel M. Lewin co-founded Akamai and has served as a director since August 1998. Mr. Lewin served as President of Akamai from August 1998 to May 1999 and as Chief Technology Officer since May 1999. Since July 1996, Mr. Lewin has been a Ph.D. candidate in the Algorithms Group at MIT’s Laboratory for Computer Science. From May 1994 to May 1996, Mr. Lewin worked at IBM’s research laboratory in Haifa, Israel as a full-time Research Fellow and Project Leader responsible for the development and support of IBM’s Genesys system.

      Timothy Weller joined Akamai in August 1999 as Chief Financial Officer. From July 1993 until August 1999, Mr. Weller was an equity research analyst at Donaldson, Lufkin & Jenrette, an investment banking firm. Mr. Weller holds a Ph.D. in Electrical Engineering from the University of Illinois.

      Karen C. Stumcke joined Akamai in December 1998 as Controller and has served as Vice President and Chief Accounting Officer since August 2000. Prior to joining Akamai, from November 1997 to November 1998, Ms. Stumcke served as Controller for XCOM Technologies, a venture-funded, start-up competitive local exchange carrier, or CLEC, that was acquired by Level 3 Communications, Inc. She held various positions within the finance organization at the Bank of Boston, a financial institution, from November 1990 to October 1997. Ms. Stumcke is a certified public accountant.

      Earl P. Galleher III joined us as Vice President of Worldwide Sales and Support in March 1999 and has served as Executive Vice President since June 2000. From March 1996 until August 1998, Mr. Galleher was employed with Digex, Inc., a national Internet carrier, where he served as Vice President and General Manager from March 1996 to January 1997 and as the President of the Web Site Management Division from January 1997 to August 1998. From November 1991 to February 1996, Mr. Galleher served as Director of Marketing at American Mobile Satellite Corporation, a mobile voice and data service provider.

      Arthur H. Bilger has served as a director of Akamai since November 1998 and has served as Vice Chairman of the Board of Directors since August 1999. Mr. Bilger is a founder and has been Managing Member of Shelter Capital Partners, LLC, a venture capital firm, since December 2000. From December 1994 until March 1997, Mr. Bilger was president, chief operating officer and a member of the board of directors of New World Communications Group Incorporated, an entity engaged in television broadcasting and production. Mr. Bilger is currently a director of Mandalay Resort Group, an owner and operator of hotel casino facilities.

      Todd A. Dagres has served as a director of Akamai since November 1998. Since February 1996, Mr. Dagres has been a general partner of Battery Ventures, a venture capital firm. From February 1994 to February 1996, Mr. Dagres was a Principal and Senior Technology Analyst at Montgomery Securities, now known as Banc of America Securities LLC, an investment bank and brokerage firm. Mr. Dagres is currently a director of Focal Communications, Inc., a communications provider.

      Terrance G. McGuire has served as a director of Akamai since April 1999. Mr. McGuire is a founder and has been a general partner of Polaris Venture Partners, Inc. since June 1996. Since 1992, Mr. McGuire has also been a general partner of Burr, Egan, Deleage & Co., a venture capital firm. Mr. McGuire serves as a director of each of Inspire Pharmaceuticals, a pharmaceuticals company, Aspect Medical Systems, a manufacturer of medical equipment, and deCODE Genetics, a medical research firm.

      Edward W. Scott has served as a director of Akamai since April 1999. Mr. Scott is a founder and general partner of the Baker Communications Fund, a communications private equity fund. He has been a general partner of that firm since March 1996. From December 1990 until March 1996, Mr. Scott was a private equity investor with the Apollo Investment Fund, L.P. Mr. Scott serves on the board of directors of Advanced Switching Communications, Inc., a provider of broadband services platforms.

      Each executive officer serves at the discretion of the board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Item 11.  Executive Compensation.

      The information required by this Item is incorporated by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders under the sections captioned “Executive Officer Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item is incorporated by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders under the sections captioned “Record Date; Voting Securities” and “Information Regarding Beneficial Ownership of Principal Stockholders and Management.”

Item 13.  Certain Relationships and Related Transactions.

      The information required by this Item is incorporated by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders under the sections captioned “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation.”

PART IV

Item 14.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

      (a)  The following documents are included in this annual report on Form 10-K.

1.	Financial Statements (see Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2.	The schedule listed below and the Report of Independent Accountants on Financial Statement Schedules are filed as part of this annual report on Form 10-K:

Page

Report of Independent Accountants on Financial Statement Schedules	S-1

Schedule II — Valuation and Qualifying Accounts	S-2

      All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

           3.  Exhibits

      The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Akamai Technologies, Inc.

February 9, 2001	By: /s/ KATHRYN JORDEN MEYER Kathryn Jorden Meyer Vice President, General Counsel and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE H. CONRADES George H. Conrades	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2001
/s/ TIMOTHY WELLER Timothy Weller	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 9, 2001
/s/ KAREN C. STUMCKE Karen C. Stumcke	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 9, 2001
/s/ ARTHUR H. BILGER Arthur H. Bilger	Director	February 9, 2001
/s/ TODD A. DAGRES Todd A. Dagres	Director	February 9, 2001
/s/ F. THOMSON LEIGHTON F. Thomson Leighton	Director	February 9, 2001
/s/ DANIEL M. LEWIN Daniel M. Lewin	Director	February 9, 2001
/s/ TERRANCE G. MCGUIRE Terrance G. McGuire	Director	February 9, 2001
/s/ EDWARD W. SCOTT Edward W. Scott	Director	February 9, 2001

EXHIBIT INDEX

Exhibit No.	Description

******3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
*3.2	Amended and Restated By-Laws of the Registrant.
*4.1	Specimen common stock certificate.
*4.2	Fourth Amended and Restated Registration Rights Agreement dated September 20, 1999.
*****4.3	Indenture, dated as of June 20, 2000, by and between the Registrant and State Street Bank and Trust Company.
*****4.4	5 1/2% Convertible Subordinated Notes due 2007 Registration Rights Agreement, dated as of June 20, 2000, by and among the Registrant and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC.
*******10.1	Second Amended and Restated 1998 Stock Incentive Plan, as amended.
*10.2	Form of Restricted Stock Agreement granted under 1998 Stock Incentive Plan.
*10.3	Form of Incentive Stock Option Agreement granted under 1998 Stock Incentive Plan.
*10.4	Form of Nonstatutory Stock Option Agreement granted under 1998 Stock Incentive Plan.
*10.5	1999 Employee Stock Purchase Plan.
*10.6	Broadway Hampshire Associates Lease dated March 8, 1999, as amended, by and between Broadway/ Hampshire Associates Limited Partnership and the Registrant.
*10.7	Loan and Security Agreement dated as of January 27, 1999 between Silicon Valley Bank and the Registrant.
*†10.8	Strategic Alliance and Master Services Agreement effective as of April 1, 1999 by and between the Registrant and Apple Computer, Inc.
*†10.9	Strategic Alliance and Joint Development Agreement dated as of August 6, 1999 by and between the Registrant and Cisco Systems, Inc.
*10.10	Series A Convertible Preferred Stock Purchase Agreement dated as of November 23, 1998 between the Registrant and the Purchasers named therein.
*10.11	Series B Convertible Preferred Stock and Series C Convertible Preferred Stock Purchase Agreement dated as of April 16, 1999 between the Registrant and the Purchasers named therein.
*10.12	Series D Convertible Preferred Stock Purchase Agreement dated as of June 21, 1999 between the Registrant and Apple Computer Inc. Ltd.
*10.19	$623,750 Promissory Note dated as of July 23, 1999 by and between the Registrant and Robert O. Ball III.
*10.20	15% Senior Subordinated Note and Warrant to Purchase Common Stock Purchase Agreement dated as of May 7, 1999 between the Registrant and the Purchasers named therein.
*10.21	$2,619,750 Promissory Note dated July 23, 1999 by and between the Registrant and Timothy Weller.
*10.22	Series F Convertible Preferred Stock Purchase Agreement dated as of September 20, 1999 between the Registrant and Microsoft Corporation.
*10.23	Broadband Streaming Initiative Agreement dated as of September 20, 1999 between the Registrant and Microsoft Corporation.
**10.24	Agreement and Plan of Merger dated as of January 14, 2000 by and among the Registrant, Aloha Merger Corporation and Network24 Communications, Inc.
***10.25	Agreement and Plan of Merger dated as of February 6, 2000 by and among the Registrant, Alli Merger Corporation and INTERVU Inc.
****10.26	Lease dated as of September 22, 1999 by and between the Registrant and Technology Square LLC, as amended December 1, 1999.

Exhibit No.	Description

*****10.27	Purchase Agreement, dated as of June 15, 2000, by and among Akamai Technologies, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC.
10.28	Lease dated as of November 28, 2000 between the Registrant and Technology Square LLC.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP

*	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2000.

***	Incorporated by reference to the Registrant’s Schedule 13D filed with the Securities and Exchange Commission on February 16, 2000.

****	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 3, 2000.

*****	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed with the Securities and Exchange Commission on June 27, 2000.

******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

*******	Incorporated by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 25, 2000.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions were omitted and filed separately with the Securities and Exchange Commission.

REPORT OF INDEPENDENT ACCOUNTANTS

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Directors and Stockholders of
Akamai Technologies, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 22, 2001, appearing in Item 8 in this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 22, 2001

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at		Acquired in		Balance at
	beginning of	Charged to	Business		end of
Description	period	operations	Acquisitions	Deductions	period

Period from inception (August 20, 1998) through December 31, 1998:

Allowances deducted from asset accounts:

Deferred tax asset valuation allowance	$—	288	—	—	$288

Year ended December 31, 1999:

Allowances deducted from asset accounts:

Allowance for doubtful accounts	$—	70	—	—	$70

Deferred tax asset valuation allowance	$288	19,573	—	—	$19,861

Year ended December 31, 2000:

Allowances deducted from asset accounts:

Allowance for doubtful accounts	$70	5,104	—	(2,883)	$2,291

Deferred tax asset valuation allowance	$19,861	128,835	30,036	—	$178,732