Form 10-Q
period 2001-03-31
AKAMAI TECHNOLOGIES INC
filed 2001-05-15
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27275

AKAMAI TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3432319 (I.R.S. Employer Identification Number)

500 Technology Square

Cambridge, MA 02139
(617) 444-3000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     The number of shares outstanding of the registrant’s common stock as of May 4, 2001: 109,074,489 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2001

		Page

PART I.	Financial Information

	Item 1. Financial Statements	2

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

PART II.	Other Information

	Item 1. Legal Proceedings	24

	Item 6. Exhibits and Reports on Form 8-K	24

	Signatures	25

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(in thousands, except share
	and per share data)
	(unaudited)

Assets

Current assets:

Cash and cash equivalents	$134,146	$150,130

Marketable securities	178,968	159,522

Accounts receivable, net of allowance for doubtful accounts of $3,369 and $2,291 at March 31, 2001 and December 31, 2000, respectively	23,865	22,670

Prepaid expenses and other current assets	23,051	23,022

Total current assets	360,030	355,344

Property and equipment, net	151,089	143,041

Marketable securities	—	77,282

Goodwill and other intangible assets, net	35,903	2,186,157

Other assets	29,631	28,953

Total assets	$576,653	$2,790,777

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$49,037	$52,212

Accrued expenses	6,205	4,327

Accrued interest payable	4,125	8,754

Accrued payroll and benefits	13,117	14,240

Deferred revenue	6,001	4,335

Current portion of obligations under capital lease and equipment loan	1,111	1,080

Total current liabilities	79,596	84,948

Obligations under capital leases and equipment loan, net of current portion	229	421

Other liabilities	1,268	1,009

Convertible notes	300,000	300,000

Total liabilities	381,093	386,378

Contingencies (Note 9)	—	—

Stockholders’ equity:

Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2001 and December 31, 2000	—	—

Common stock, $0.01 par value; 700,000,000 shares authorized; 109,214,412 shares issued and outstanding at March 31, 2001; 108,203,290 shares issued and outstanding at December 31, 2000	1,092	1,082

Additional paid-in capital	3,387,948	3,382,582

Deferred compensation	(19,668)	(22,313)

Notes receivable from officers for stock	(5,785)	(5,704)

Accumulated other comprehensive loss	(881)	(6,882)

Accumulated deficit	(3,167,146)	(944,366)

Total stockholders’ equity	195,560	2,404,399

Total liabilities and stockholders’ equity	$576,653	$2,790,777

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,

	2001	2000

	(in thousands, except
	per share data)
	(unaudited)

Revenue:

Service	$32,264	$7,222

License	3,500	—

Service and license from affiliates (Note 8)	4,445	—

Total revenue	40,209	7,222

Operating expenses:

Cost of service (excludes $9,312 and $1,606, respectively, of network-related depreciation included in Depreciation below)	16,160	5,030

Engineering and development (excludes $1,028 and $1,108, respectively, of equity-related compensation disclosed separately below)	18,632	6,915

Sales, general and administrative (excludes $3,486 and $1,081, respectively, of equity-related compensation disclosed separately below)	42,276	20,005

Depreciation	16,452	3,063

Amortization of goodwill and other intangible assets	238,938	9,000

Equity-related compensation	4,514	2,189

Impairment of goodwill (Note 7)	1,912,840	—

Total operating expenses	2,249,812	46,202

Loss from operations	(2,209,603)	(38,980)

Interest income, net	581	3,625

Equity in losses of affiliate (Note 8)	(1,847)	—

Loss on investments (Note 6)	(11,747)	—

Loss before provision for income taxes	(2,222,616)	(35,355)

Provision for income taxes	164	42

Net loss	$(2,222,780)	$(35,397)

Basic and diluted net loss per share	$(22.50)	$(0.47)

Weighted average common shares outstanding	98,780	75,029

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,

	2001	2000

	(in thousands)
	(unaudited)

Cash flows from operating activities:

Net loss	$(2,222,780)	$(35,397)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	255,390	12,063

Equity-related compensation	4,514	2,189

Amortization of prepaid advertising acquired in business acquisition	390	—

Accrued interest on notes receivable from officers for stock	(81)	(85)

Amortization of deferred financing costs	348	—

Loss on investments	11,747	—

Equity in losses of affiliate	1,847	—

Impairment of goodwill	1,912,840	—

Changes in operating assets and liabilities, net of effects of acquired businesses:

Accounts receivable, net	(3,195)	(1,240)

Prepaid expenses and other current assets	(1,639)	(7,742)

Accounts payable and accrued expenses	(7,824)	12,653

Deferred revenue	1,666	2,889

Other noncurrent assets and liabilities	2,994	—

Net cash used in operating activities	(43,783)	(14,670)

Cash flows from investing activities:

Purchases of property and equipment	(24,330)	(22,087)

Purchase of investments	(41,490)	(191,834)

Cash acquired from the acquisition of businesses, net of cash paid	—	(11,716)

Proceeds from sales and maturities of investments	91,189	—

Net cash provided by (used in) investing activities	25,369	(225,637)

Cash flows from financing activities:

Payments on capital leases and equipment financing loan	(328)	(126)

Payment on senior subordinated notes	—	(2,687)

Proceeds from the issuance of common stock under stock option and employee stock purchase plans	2,757	184

Net cash provided by (used in) financing activities	2,429	(2,629)

Effects of exchange rate translation on cash and cash equivalents	1	(6)

Net increase in cash and cash equivalents	(15,984)	(242,942)

Cash and cash equivalents, beginning of period	150,130	269,554

Cash and cash equivalents, end of period	$134,146	$26,612

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) was formed in August 1998 and is a provider of global content delivery services. Akamai’s services improve the speed, quality, reliability and scalability of Web sites by delivering customers’ Internet content, streaming media and applications through a distributed worldwide network of servers that locate content and applications geographically closer to users.

2.  Basis of Presentation and Principles of Consolidation:

      The accompanying interim consolidated financial statements, together with the related notes, are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these interim financial statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 for additional disclosures. Results of the interim periods are not necessarily indicative of results for the entire year.

      The interim consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform with current period presentation.

3.  Recent Accounting Pronouncements:

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces Statement of Financial Accounting Standards No. 125 (“SFAS 125”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125’s provisions without reconsideration. SFAS 140 is effective for transfers and servicing of assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not believe that the adoption of SFAS 140 will have a significant impact on its financial position, results of operations or cash flows.

4.  Net Loss per Share:

      In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, warrants, unvested restricted common stock, convertible subordinated notes and contingently issuable common stock. All potential common stock has been excluded from diluted net loss per share as its inclusion would be anti-dilutive for all periods presented.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth potential common stock excluded from the calculation of earnings per share:

	As of March 31,

	2001	2000

Stock options	17,109,160	14,062,343

Warrants	1,048,419	2,033,621

Unvested restricted common stock	9,167,672	16,110,879

Convertible subordinated notes	2,598,077	—

Contingently issuable common stock	1,167,883	—

5.  Comprehensive Loss:

      The following table presents the calculation of comprehensive loss and its components for the three months ended March 31, 2001 and 2000 (in thousands):

	Three months ended
	March 31,

	2001	2000

Net loss	$(2,222,780)	$(35,397)

Other comprehensive income (loss):

Foreign currency translation adjustment	—	(5)

Unrealized (loss) gain on investments	(2,636)	6,720

Reclassification adjustment for investment losses included in net loss	8,637	—

Comprehensive loss	$(2,216,779)	$(28,682)

6.  Loss on Investments:

      In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company reviews its investment holdings for reductions in market value below cost basis that, in the opinion of the Company, represent a permanent or other-than-temporary impairment. As of March 31, 2001, the Company had determined that the market value of certain of its equity investments had declined below cost for a period of time that was other than temporary. The Company considered all available evidence to evaluate the realizable value of these investments, including the length of time and extent to which the market value had been less than the cost basis and the financial condition of the issuer. Accordingly, the Company recorded a loss of $9.0 million in the consolidated statement of operations for the three months ended March 31, 2001 to adjust the cost basis of the investments to fair value as of March 31, 2001. Loss on investments also includes a realized loss of $2.7 million on an exchange of an equity holding in a private company as a result of its merger with an unrelated company.

7.  Impairment of Goodwill:

      In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company considers several factors in determining whether an impairment may have occurred, including the Company’s market capitalization compared to its book value per share, the overall business climate and current estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment was required for long-lived assets of acquired businesses. The Company grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, the Company recorded an impairment charge of $1,912.8 million for the three months ended March 31, 2001 to adjust the carrying amount of goodwill arising from the acquisitions of Network24 Communications, Inc. and InterVU Inc. (“InterVu”) to its fair value as of March 31, 2001.

8.  Related Party Transactions:

      (a)  In the fourth quarter of 2000, Akamai formed Arriva! Networks, Inc. (“Arriva”) as a wholly-owned subsidiary and contributed certain technology in exchange for all outstanding capital stock of Arriva. Arriva provides Internet traffic management services. On January 8, 2001, Akamai deconsolidated Arriva concurrently with the sale by Arriva of a majority interest to outside investors in return for $28 million in cash. Akamai received no cash proceeds from Arriva’s sale of its capital stock, and Akamai’s equity interest in Arriva was reduced to approximately 40%. In addition, Akamai entered into a five-year renewable license agreement with Arriva for additional technology that requires Arriva to pay to Akamai a minimum monthly license fee of $1 million plus royalties based on the level of Arriva’s revenues derived from using the technology. In the first quarter of 2001, licensing fees payable by Arriva to Akamai were $2.2 million. This amount is included as accounts receivable on the consolidated balance sheet as of March 31, 2001. In addition, during the three months ended March 31, 2001, Arriva paid Akamai $2.2 million for technology development work performed by Akamai.

      Subsequent to the deconsolidation, Akamai has adopted the equity method to account for its investment in Arriva in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For the three months ended March 31, 2001, Akamai’s share of Arriva’s losses were $1.8 million, which is recorded in equity in losses of affiliate on the consolidated statement of operations.

      (b)  In the first quarter of 2001, the Company invested $5.0 million in a company in which a senior manager of Akamai holds a minority ownership interest. The investment has been recorded in other assets on the consolidated balance sheet. Akamai purchased approximately $360,000 of bandwidth and co-location space from this company during the three months ended March 31, 2001.

9.  Contingencies:

      The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

      On September 13, 2000, the Company, together with the Massachusetts Institute of Technology, filed suit in Massachusetts federal court against Digital Island, Inc. for infringing an MIT patent licensed exclusively to Akamai (the “Massachusetts Action”). On September 19, 2000, that suit was amended to include a count seeking a declaratory judgment that Akamai did not infringe a Digital Island patent. The Company is seeking monetary damages and injunctive relief. On September 19, 2000, Digital Island filed suit against the Company in federal court in California alleging infringement of the same patent (the “California Action”). The California Action was dismissed in March 2001 and will be heard with the suit filed by the Company against Digital Island. The Massachusetts Action has also been amended to include a count that Digital Island infringes a patent the Company acquired as a result of its acquisition of InterVu. The case is set for trial in September 2001. Digital Island is seeking monetary damages and injunctive relief. The Company intends to aggressively defend against the allegation that it infringes Digital Island’s patent.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 21, 2000, the Company filed a lawsuit against Digital Island in federal court in California for false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. Akamai is seeking damages and injunctive relief. On October 26, 2000, Digital Island filed a counterclaim against the Company alleging that distribution of certain marketing materials and statements constituted false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. Digital Island is seeking monetary damages and injunctive relief. Akamai intends to aggressively defend the counterclaim and to prosecute vigorously the false advertising suit that it had previously filed against Digital Island.

      Although the Company cannot be assured that it will prevail in these actions, it believes that it has meritorious defenses to the claims asserted by Digital Island. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial condition or results of operation.

      In January 2000, a former employee of InterVu filed an action against InterVu alleging that InterVu had breached two restricted stock purchase agreements by failing to deliver certain shares of stock after the employee’s resignation. The plaintiff sought specific performance and monetary damages. A bench trial was held in March 2001, and in April 2001 the court ruled in favor of the plaintiff. The court directed the plaintiff to prepare a Statement of Decision but has yet to assess damages. Although the exact amount of damages is not determinable at this time, the Company has accrued a reasonable estimate of the potential loss, which has been included in the purchase price allocation of InterVu. The Company is considering an appeal of the trial court’s decision in this case.

      In October 2000, a former employee of InterVu filed an action against InterVu and the Company, as InterVu’s successor-in-interest, alleging breach of contract and breach of fiduciary duty. The plaintiff asserts that he is entitled to stock options that he claims should have vested upon his resignation from InterVu in November 1999. The Company believes that the plaintiff’s assertions against the Company are without merit; however, given the inherent uncertainty of litigation, there can be no assurance that the Company will prevail in this action.

10.  Subsequent Events:

  Exchange Offer

      In April 2001, the Company communicated to its employees an offer to exchange (the “Exchange Offer”) certain employee stock options having an exercise price of more than $13 per share previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two options for one share of restricted stock. Certain options granted in February 2001 were eligible to be exchanged at a ratio of one option for two shares of restricted stock. Employees who accepted the Exchange Offer with respect to any of their stock options were required to exchange any option granted to them after November 3, 2000 (whether or not the exercise price of any such option was more than $13 per share) and to forfeit certain options granted to them in October 2000. Until the restricted stock vests, such shares are subject to forfeiture for up to three years in the event the employee leaves the Company. Generally, 25% of the shares vest after six months and the remaining 75% of the shares vest quarterly thereafter until the third anniversary date of the effective date of the Exchange Offer. The Company filed the Exchange Offer as a tender offer with the Securities and Exchange Commission in accordance with Rule 13e-4 of the Securities Exchange Act of 1934, as amended, on April 4, 2001. The Exchange Offer was effective on May 5, 2001, and the Company accepted all options tendered.

      In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” the Company will record approximately $36 million as deferred compensation for the intrinsic value of the restricted stock on the effective date the Exchange Offer, calculated using the closing price of the Company’s common stock on Friday, May 4, 2001.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred compensation will be amortized to equity-related compensation expense over the vesting period of the restricted stock. The Company does not intend to grant options during the six-month period following the effective date of the Exchange Offer to employees who participate in the Exchange Offer. Accordingly, the Company does not expect that the Exchange Offer will require variable plan accounting.

  Akamai Technologies Japan KK

      In April 2001, Akamai and SOFTBANK Broadmedia Corporation (“SBBM”), a subsidiary of SOFTBANK Group, formed a joint venture to create Akamai Technologies Japan KK (“Akamai Japan”). Akamai Japan will act as the exclusive provider of Akamai’s services in Japan. Akamai Japan is owned 60% by SBBM and 40% by Akamai. Akamai Japan’s board of directors is comprised of five seats, three of which are controlled by SBBM and two of which are controlled by Akamai. Akamai will account for its investment in Akamai Japan using the equity method in accordance with APB 18 and related interpretations. Akamai will resell its services through Akamai Japan.

  Restructuring

      In April 2001, management approved and committed the Company to a restructuring plan (the “Restructuring Plan”). As a result of the Restructuring Plan, the Company expects to record a restructuring charge of approximately $20 million to $23 million for the three months ended June 30, 2001. The Restructuring Plan includes involuntary terminations and the consolidation and subleasing of certain excess office space. The Restructuring Plan was approved in response to changes in the general economic environment and is intended to improve productivity per employee by consolidating operations and reducing employee head count. In April 2001, the Company communicated severance arrangements to approximately 150 affected employees, which represented approximately 12% of the Company’s employee base and included employees from all areas of the Company. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the Company will record a restructuring charge of approximately $2 million in the three months ended June 30, 2001 to reflect the cost of the severance arrangements. Also as part of the Restructuring Plan, the Company will either vacate or delay occupancy of certain excess office space that it leases under long-term, non-cancelable leases. The Company will record a restructuring charge of approximately $18 million to $21 million for the three months ended June 30, 2001 to reflect the estimated amount of rent due under these leases, less anticipated sublease income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading “Factors Affecting Future Operating Results.”

Overview

      Akamai provides global Internet content delivery services. We were formed in August 1998 and began selling our services commercially in April 1999. We market our services worldwide through a direct sales force and a reseller channel. Our services improve the speed, quality, availability, reliability and scalability of Web sites and deliver our customers’ Internet content, streaming media and applications through a distributed worldwide network of over 9,700 servers in 56 countries, which locates content geographically closer to users.

      For each of the quarters ended March 31, 2001 and 2000, over 90% of our revenue was derived from customers located in the United States. For the quarter ended March 31, 2001, one customer, Arriva! Networks, Inc., or Arriva, accounted for 11% of total revenue. For the same period in the prior year, one customer, Apple Computer, accounted for 21% of total revenue. No other customer accounted for more than 10% of revenue for these periods. In April 2001, we re-signed Apple Computer to a one-year contract. We do not expect that revenue from Apple Computer will exceed 10% of total revenue for the current fiscal year.

      Although our revenue has consistently increased from quarter to quarter, we have incurred significant costs to develop our technology, build out our worldwide network, sell and market our services and support our operations. We have also incurred significant amortization expense from the acquisition of businesses. Since our inception, we have incurred significant losses and negative cash flows from operations. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses in the future. We believe that our success is dependent on increasing our customer base, developing new services and expanding our worldwide network. In order to achieve these goals, we expect to incur significant sales, marketing, engineering and development and general and administrative costs in the future. In addition, we will incur significant non-cash expenses in the future, including the amortization of deferred compensation and goodwill and other intangible assets.

Arriva! Networks, Inc.

      As described in Note 8 to our interim consolidated financial statements included in this Form 10-Q, we deconsolidated Arriva in January 2001. At that time, we adopted the equity-method of accounting for our investment in Arriva. We have a five-year renewable agreement with Arriva under which Arriva will license from Akamai certain technology to be used in its products and services. Also during the three months ended March 31, 2001, we entered into a development agreement with Arriva under which Akamai agreed to develop a specific component of additional technology that will be integrated by Arriva into its products and services. For the three months ended March 31, 2001, we recognized a total of $4.4 million of revenue derived from the agreements with Arriva.

Akamai Technologies Japan KK

      As described in Note 10 to our interim consolidated financial statements included in this Form 10-Q, in April 2001, Akamai and SOFTBANK Broadmedia Corporation, a subsidiary of SOFTBANK Group, formed a joint venture to create Akamai Technologies Japan KK. The joint venture will act as the exclusive provider of our services in the Japanese market. We own a 40% interest in the joint venture.

Restructuring

      In April 2001, management approved and committed us to a restructuring plan, which we refer to as the Restructuring Plan. The Restructuring Plan includes involuntary employee terminations and the consolidation and subleasing of certain excess office space. The Restructuring Plan was approved in response to changes in the general economic environment and is intended to improve productivity per employee by consolidating operations and reducing employee head count. In April 2001, we communicated severance arrangements to approximately 150 affected employees, which represented approximately 12% of our employee base and included employees from all areas of our company. In accordance with EITF 94-3, we will record a restructuring charge of approximately $2 million in the three months ended June 30, 2001 to reflect the cost of the severance arrangements. As a result of the severance arrangements, we expect annual savings of approximately $15 million on salaries and benefits. Also as part of the Restructuring Plan, we will either vacate or delay occupation of certain excess office space that we lease under long-term, non-cancelable leases. We will record a restructuring charge of approximately $18 million to $21 million for the three months ended June 30, 2001 to reflect the estimated amount of rent due under these leases, less anticipated sublease income over the next three years.

Results of Operations

      Revenue. We derive revenue primarily from the sale of our services under contracts with typical terms of 12 to 24 months. We also provide streaming services on an individual live-event basis. In addition, we recognize revenue from licensed technology, streaming-related services, interactive portal fees, and professional services. During the quarter ended March 31, 2001, we recognized revenue under a technology license and a technology development agreement with Arriva, an affiliate of Akamai. See Note 8 to our interim consolidated financial statements included in this Form 10-Q for further discussion of Arriva.

      We recognize revenue from our content delivery and streaming services as the services are provided based on the amount of data delivered through our network, including minimum monthly usage commitments. We record installation and set-up fees as deferred revenue and recognize these fees ratably over the life of the customer contract. We recognize revenue from licensed technology when delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and a written license agreement has been signed by us and our customer. We recognize revenue from streaming-related services, such as encoding and production, when the services are performed. We recognize revenue from our interactive portal based on monthly contracted fees paid by our portal technology partners for their participation in the portal. We recognize revenue from professional services when these services are performed.

      From time to time, we purchase products or services from our customers in transactions negotiated at or about the same time as sales to these customers. We record all elements of these transactions at fair value, as determined by similar historical transactions for cash or other consideration that is readily convertible to cash. The amount of revenue recognized from these transactions was less than 10% of total revenue for all periods presented.

      Revenue increased 457% to $40.2 million for the three months ended March 31, 2001 compared to $7.2 million for the same period in 2000. Revenue increased primarily due to the significant growth of our content provider customer base, the introduction of new services and an increase in license revenue. Resellers accounted for 19% and 6% of total revenue for the respective periods. We expect revenue to increase in the future as we add new customers and introduce new services.

      Cost of Revenue. Cost of revenue consists primarily of fees paid to network providers for bandwidth and monthly fees for housing our servers in third-party network data centers. We include the depreciation on our network equipment used to deliver our services under the heading “Depreciation” on the consolidated statement of operations included in this Form 10-Q. Cost of revenue also includes network storage costs; live event costs including costs for production, encoding and signal acquisition; and cost of professional services. We enter into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts commit us to minimum monthly fees plus additional fees for bandwidth usage above the contracted level and, in some instances, commit us to share with the third-party network providers a portion of the revenue recognized from customers that use these third-party networks. In some circumstances, Internet service providers, or ISPs, make available to us rack space for our servers and access to their bandwidth at little or no cost. In exchange, the ISPs’ customers benefit by receiving content through a local Akamai server resulting in faster content delivery. We do not believe that these relationships represent the culmination of an earnings process. Accordingly, we do not recognize as revenue any value to the ISPs associated with the use of our servers and we do not expense the value of the rack space and bandwidth that we receive at no cost.

      Cost of revenue, excluding network-related depreciation, increased 221% to $16.2 million for the three months ended March 31, 2001 compared to $5.0 million for the same period in 2000. Cost of revenue increased primarily due to increased bandwidth costs as we expanded our network and increased content provided over our network. Gross margins were 59.8% for the three months ended March 31, 2001 compared to 30.4% in the same period in 2000. Gross margins increased in the three months ended March 31, 2001 due to a decline in the ratio of bandwidth costs to our content-delivery prices and an increase in licensing revenue.

      Engineering and Development. Engineering and development expenses consist primarily of salaries and payroll-related expenses and costs related to the design, development, testing, deployment and enhancement of our services and our network. To date, we have expensed engineering and development costs as incurred. We believe that product development is critical to our future objectives and we intend to continue to enhance our technology to meet the challenging requirements of market demand. Engineering and development expenses increased 169% to $18.6 million for the three months ended March 31, 2001 compared to $6.9 million for the same period in 2000. Engineering and development expenses increased in the current period primarily due to increased personnel and payroll-related expenses as a result of increased headcount.

      Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries and related personnel costs for marketing, sales, operations and finance personnel, sales commissions, fees for professional services, advertising costs, and rent expense for leased properties. Sales, general and administrative expenses increased 111% to $42.3 million for the three months ended March 31, 2001 compared to $20.0 million for the same period in 2000. Sales, general and administrative expenses increased in the current period primarily due to increased personnel and payroll-related expenses, as a result of increased head count, and increased sales commissions.

      Depreciation. Depreciation expense consists of depreciation of our network equipment and of internal-use property and equipment. Depreciation increased 437% to $16.5 million for the three months ended March 31, 2001 compared to $3.1 million for the same period in 2000. Depreciation increased primarily due to the expansion of our network. We expect depreciation expense to increase in the future as we continue to expand our network.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets consists primarily of the amortization of intangible assets, including goodwill, acquired in business combinations. Amortization of goodwill and other intangible assets increased to $238.9 million for the three months ended March 31, 2001 compared to $9.0 million in the same period in 2000. Amortization of goodwill and other intangible assets increased primarily due to the amortization of goodwill from the acquisition of InterVU Inc., or InterVu, which was acquired in April 2000. In the period ended March 31, 2001, we recorded an impairment charge that reduced the carrying amount of goodwill. See Impairment of Goodwill below. As a result of the impairment charge, we expect to amortize the remaining balance of goodwill and other intangible assets by a total of approximately $15.3 million for the remaining three quarters of 2001, $16.6 million in 2002 and $4.0 million in 2003.

      Equity-Related Compensation. Equity-related compensation consists of the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, and the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable. Equity-related compensation increased 106% to $4.5 million for the three months ended March 31, 2001 compared to $2.2 million for the same period in 2000. The increase was primarily due to the modification of vesting of stock options for terminated employees. As of March 31, 2001, the balance in deferred compensation, a component of stockholders equity, was $19.7 million. This amount will be amortized ratably over the remaining vesting periods of the associated restricted stock awards or stock options. We expect to amortize deferred compensation on the balance sheet as of March 31, 2001 to equity-related compensation by approximately $7.1 million in the remainder of 2001, $8.1 million in 2002, and $4.5 million in 2003.

      As described in Note 10 to our interim consolidated financial statements included in this Form 10-Q, in April 2001, we communicated to our employees an offer to exchange, which we refer to as the Exchange Offer, certain employee stock options having an exercise price of more than $13 per share previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two options for one share of restricted stock. Certain options granted in February 2001 were eligible to be exchanged at a ratio of one option for two shares of restricted stock. Employees who accepted the Exchange Offer with respect to any of their stock options were required to exchange any option granted to them after November 3, 2000 (whether or not the exercise price of any such option was more than $13 per share) and to forfeit certain options granted to them in October 2000. Until the restricted stock vests, such shares are subject to forfeiture for up to three years in the event the employee leaves our Company. Generally, 25% of the shares vest after six months and the remaining 75% of the shares vest quarterly thereafter until the third anniversary date of the effective date of the Exchange Offer. We filed the Exchange Offer as a tender offer with the Securities and Exchange Commission in accordance with Rule 13e-4 under the Securities Exchange Act of 1934, as amended, on April 4, 2001. The Exchange Offer was effective on May 5, 2001, and we accepted all options tendered.

      In accordance with FASB Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25,” we will record approximately $36 million as deferred compensation for the intrinsic value of the restricted stock on the effective date the Exchange Offer, calculated using the closing price of our common stock on Friday, May 4, 2001. The deferred compensation will be amortized to equity-related compensation expense over the vesting period of the restricted stock.

      Impairment of Goodwill. In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” we review goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. We consider several factors in determining whether an impairment may have occurred, including our market capitalization compared to our book value per share, the overall business climate and current estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. We grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, we recorded an impairment charge of $1,912.8 million for the three months ended March 31, 2001 to adjust the carrying amount of goodwill arising from the acquisitions of Network24 Communications, Inc., which we refer to as Network24, and InterVu to its fair value as of March 31, 2001.

      Interest Income, Net. Interest income, net includes interest earned on invested cash balances, which are invested in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit, partially offset by interest paid on our debt obligations. Interest income, net decreased to $581,000 for the three months ended March 31, 2001 compared to $3.6 million for the same period in 2000. The decrease was due to interest accrued on our convertible subordinated notes due 2007.

      Equity in Losses of Affiliate. Equity in losses of affiliate of $1.8 million in the period ended March 31, 2001 reflects our share of the losses of Arriva. See Note 8 to the interim consolidated financial statements included in this Form 10-Q for further discussion of Arriva. We anticipate that we will continue to recognize equity in losses of affiliate in the future.

      Loss on Investments. As described in Note 6 to our interim consolidated financial statements included in this Form 10-Q, loss on investments includes $9.0 million for the adjustment to market value of equity investments. In the opinion of the Company, the market value of these investments had declined below cost for a period of time that was other than temporary. Loss on investments also includes a realized loss of $2.7 million on an exchange of an equity holding in a private company due to its merger with an unrelated company.

Liquidity and Capital Resources

      Prior to our initial public offering in November 1999, we financed our operations primarily through private sales of our capital stock and issuance of senior subordinated notes totaling approximately $124.6 million in net proceeds through December 31, 1999. In November 1999, we sold shares of common stock through our initial public offering. Net proceeds to us from the initial public offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commissions to the underwriters. In June 2000, we issued $300.0 million of 5 1/2% convertible subordinated notes for aggregate net proceeds of $290.2 million. The convertible notes are due July 1, 2007 and are convertible any time, at the option of the holders, into shares of our common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of convertible notes), subject to adjustment in certain events. In January 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission that will enable us to sell up to $500 million of equity or debt securities in one or more public offerings over the next seven quarters. In addition, we have signed contracts for approximately $25 million of financing with equipment vendors. As of March 31, 2001, cash, cash equivalents and marketable securities totaled $313.1 million.

      Cash used in operating activities was $43.8 million for the three months ended March 31, 2001 compared to $14.7 million for the same period in 2000. Cash used in operating activities in the current period reflects an increase in losses from operations, an increase in accounts receivable and prepaid expenses and a decrease in accounts payable and accrued expenses. We expect cash flows from operating activities to be negative through at least the next 12 months.

      Cash provided by investing activities was $25.4 million for the three months ended March 31, 2001. Cash used in investing activities was $225.6 million for the three months ended March 31, 2000. Cash provided by investing activities in the current period reflects net sales and maturities of investments of $49.7 million and purchases of property and equipment of $24.3 million, consisting primarily of servers for the deployment and expansion of our network and information systems used to operate our business. Cash used in investing activities in the same period in the prior year reflects investment purchases of $191.8 million, capital expenditures of $22.1 million and a cash payment of $11.7 million, net of cash acquired, for the acquisition of Network24. We expect capital expenditures to be between $75 million and $85 million for the year ended December 31, 2001.

      Cash provided by financing activities was $2.4 million for the three months ended March 31, 2001. Cash used in financing activities was $2.6 million for the three months ended March 31, 2000. Cash provided by financing activities in the current period reflects proceeds from the issuance of common stock under our stock plans. Cash used in financing activities for the same period in the prior year primarily reflects payments on outstanding senior subordinated notes.

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities will be sufficient to meet our cash needs for working capital and capital expenditures on both a short-term and long-term basis. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Recent Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, referred to as SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces Statement of Financial Accounting Standards No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” referred to as SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125’s provisions without reconsideration. SFAS 140 is effective for transfers and servicing of assets and extinguishments of liabilities occurring after March 31, 2001. We do not believe that the adoption of SFAS 140 will have a significant impact on our financial position, results of operations or cash flows.

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

      We have never been profitable. We have incurred significant losses since inception and expect to continue to incur losses in the future. We cannot be certain that our revenue will continue to grow or that we will produce sufficient revenue to achieve profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results. We have large fixed expenses, and we expect to continue to incur significant sales and marketing, product development, administrative and other expenses, including fees to obtain access to bandwidth for the transport of data over our network. As a result, we will need to generate significantly higher revenue to achieve and maintain profitability. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may need to obtain funding from outside sources. If we are unable to obtain needed outside funding, our business would be materially and adversely affected. In addition, even if we were to find outside funding sources, we might be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our currently outstanding securities. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

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

      For our EdgeSuite, FreeFlow and FreeFlow Streaming services, we currently provide a content delivery service guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not provide this service, the customer does not pay for its services on that day. Any widespread loss or interruption of services would reduce our revenue and could harm our business, financial results and reputation.

  Our services and our network may be subject to intentional disruption.

      Although we believe we have sufficient controls in place to prevent intentional disruptions of our services, such as disruptions caused by software viruses specifically designed to impede the performance of our services, we may be an ongoing target of such disruptions. Similarly, experienced computer programmers, or “hackers,” may attempt to penetrate our network security or the security of our Web site in order to misappropriate proprietary information or cause interruptions of our operations. Our activities could be substantially disrupted and our reputation and future sales harmed if these efforts are successful.

  Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of March 31, 2001, our network consisted of over 9,700 servers across more than 650 different networks. We and our customers have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

•	loss of or delay in revenues and loss of market share;

•	diversion of development and engineering resources;

•	loss of credibility or damage to business reputation;

•	increased service costs; and

•	legal actions by our customers.

  Any failure of our telecommunications and network providers to provide required transmission capacity to us could result in interruptions in our services.

      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of these network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. This failure may be a result of the telecommunications providers or Internet service providers experiencing interruptions or other failures, failing to comply with or terminating their existing agreements with us, otherwise denying or interrupting service, refusing to enter into relationships with us or only agreeing to enter into relationships with us on terms that are not commercially acceptable to us. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

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

      As competition in the Internet content, streaming media and applications delivery markets continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services or entering into strategic alliances that will compete with us. These companies include networking hardware and software manufacturers, content distribution providers, traditional hardware manufacturers, telecommunications providers, software database companies, and large diversified software and technology companies. Increased competition could result in:

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

      We acquired Network24 in February 2000, InterVu in April 2000 and CallTheShots Inc., which we refer to as CTS, in July 2000. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

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

      Some of our revenue recognized in the quarter ended March 31, 2001 was derived from customers that are emerging Internet-based businesses, and a portion of our future revenue will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that some of these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our revenue and other financial results.

  If we are unable to scale our network as demand increases, the quality of our services may diminish and we may lose customers.

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

      We have licensed from the Massachusetts Institute of Technology, or MIT, technology covered by various patent applications and copyrights relating to Internet content delivery technology. Some of our technology is based in part on the technology covered by these patent applications and copyrights. Although the license is effective for the life of the patent and patent applications, MIT may terminate the license agreement if we cease our business due to insolvency or if we materially breach the terms of the license agreement. A termination of our license agreement with MIT could have a material adverse effect on our business.

  Our business will be adversely affected if we are unable to protect our intellectual property rights from third-party challenges.

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. In addition, Digital Island has filed a patent infringement suit against us. Competitors may gain access to our intellectual property which may result in the loss of our customers. We have filed suit in federal court in Massachusetts against Digital Island for infringing one of our licensed patents and patents issued to InterVu. However, we may not prevail in either of these proceedings. In general, monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

  The rates we charge for our services may decline over time, which would reduce our revenue and could cause our business and financial results to suffer.

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

      We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and our headcount has grown substantially. Our total number of employees increased from 385 at December 31, 1999 to 1,299 at March 31, 2001, although we had a reduction in force of approximately 12% in April 2001. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. In order to grow and achieve future success, we must also improve our ability to effectively manage multiple relationships with our customers, suppliers and other third parties. In addition, from time to time, we may be required to downsize our operations in order to effectively manage our business. Failure to take any of the steps necessary to manage our growth properly would have a material adverse effect on our business, results of operations and financial condition.

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

      We have expanded our international operations to Munich, Germany; London, England and Paris, France. In addition, in April 2001, Akamai and SOFTBANK Broadmedia Corporation formed a joint venture to create Akamai Technologies Japan KK, of which we own 40% of the common stock. A key aspect of our business strategy is to continue to expand our sales and support organizations internationally. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. We are increasingly subject to a number of risks associated with international business activities which may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

  Insiders have substantial control over us which could limit the ability of other stockholders to influence the outcome of key transactions, including changes of control.

      As of April 30, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 34.1% of our outstanding common stock. These stockholders, if acting together, are able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

  Accounting principles relating to revenue recognition and other topics relevant to our business, and our application of those principles, may change.

      In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which we adopted in 2000. This guidance may continue to evolve. In addition, applying revenue recognition principles to a business like ours is complex. This complexity is in part a function of the continual interpretation of accounting principles by accounting standard setters. In addition, changes in our relationships with particular customers may require us to change how we account for revenue from those customers. Such changes could have a material adverse effect on the timing of revenue recognition and could adversely affect our financial results.

  We could incur substantial costs defending our intellectual property from infringement or a claim of infringement.

      Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Digital Island has filed a patent infringement suit against us. We intend to aggressively defend this lawsuit and to prosecute vigorously the patent infringement suit that we had previously filed against Digital Island. We may not prevail in either of these actions. These claims and any other litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; and

•	redesign products or services.

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

  We face risks relating to possible California power outages.

      The State of California is currently experiencing a chronic shortage of power and, as a result, power outages may occur. Although we have limited emergency backup power capabilities at our facilities, repeated or lengthy power outages at our facilities or at network facilities in which our servers are deployed may adversely affect our business.

  We may become involved in litigation that may adversely affect us.

      In the ordinary course of business, Akamai may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We hold investments in the common or preferred stock of several public and private companies. The carrying amount of these investments at March 31, 2001 was $8.0 million, which approximates fair value. Due to the limited operating history of these companies, many of which are in the start-up stage, we may not be able to recover our investment.

      We have $300 million of convertible subordinated notes due 2007. These notes are convertible into shares of our common stock at the option of the holders and accrue interest at a fixed annual rate of 5 1/2%. Although the fair value of these notes is affected by changes in interest rates and the market value of our common stock, Akamai carries these notes at cost. Therefore, we do not believe that our convertible subordinated notes subject us to interest rate risk.

      We have operations in Europe and we have established a joint venture in Japan. As a result, we are exposed to fluctuations in foreign exchange rates. However, we do not expect that changes in foreign exchange rates will have a significant impact on our results of operations, financial position or cash flows. We may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      On September 13, 2000, we, together with MIT, filed suit in Massachusetts federal court against Digital Island for infringing an MIT patent licensed to us exclusively. On September 19, 2000, that suit was amended to include a count seeking a declaratory judgment that we did not infringe a Digital Island patent. We are seeking monetary damages and injunctive relief. On September 19, 2000, Digital Island filed suit against us in federal court in California alleging infringement of the same patent. The California action was dismissed in March 2001 and will be heard with the suit filed by us against Digital Island. The Massachusetts action has also been amended to include a count that Digital Island infringes a patent we acquired as a result of our acquisition of InterVu. The case is set for trial in September 2001. Digital Island is seeking monetary damages and injunctive relief. We intend to aggressively defend against the allegation that we infringe Digital Island’s patent.

      On September 21, 2000, we filed a lawsuit against Digital Island in federal court in California for false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. We are seeking damages and injunctive relief. On October 26, 2000, Digital Island filed a counterclaim against us alleging that distribution of certain marketing materials and statements constituted false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. Digital Island is seeking monetary damages and injunctive relief. We intend to aggressively defend the counterclaim and to prosecute vigorously the false advertising suit that we had previously filed against Digital Island.

      We may not prevail in either of these actions. Although we carry insurance with respect to the patent infringement and false advertising and unfair competition claims asserted by Digital Island, our insurance carrier may seek to refuse to cover claims of this type, and any coverage that is provided may not be adequate to indemnify us for all liability that may be imposed should Digital Island prevail on its affirmative claims.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      None.

(b)	Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

Date: May 15, 2001	By: /s/ TIMOTHY WELLER Timothy Weller Vice President and Chief Financial Officer (Principal Financial Officer)