Form 10-Q
period 2001-06-30
AKAMAI TECHNOLOGIES INC
filed 2001-07-24
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27275

AKAMAI TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3432319 (I.R.S. Employer Identification Number)

500 Technology Square

Cambridge, MA 02139
(617) 444-3000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

     The number of shares outstanding of the registrant’s common stock as of July 20, 2001: 15,130,774 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(in thousands, except share
	and per share data)
	(unaudited)

Assets

Current assets:

Cash and cash equivalents	$120,254	$150,130

Marketable securities	146,849	159,522

Accounts receivable, net of allowance for doubtful accounts of $4,279 and $2,291 at June 30, 2001 and December 31, 2000, respectively	25,226	22,670

Prepaid expenses and other current assets	18,495	23,022

Total current assets	310,824	355,344

Property and equipment, net	150,824	143,041

Marketable securities	—	77,282

Goodwill and other intangible assets, net	30,811	2,186,157

Other assets	27,136	28,953

Total assets	$519,595	$2,790,777

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$38,112	$52,212

Accrued expenses	11,475	4,327

Accrued restructuring (Note 10)	8,646	—

Accrued interest payable	8,250	8,754

Accrued payroll and benefits	13,278	14,240

Deferred revenue	5,334	4,335

Current portion of obligations under capital lease and equipment loan	915	1,080

Total current liabilities	86,010	84,948

Obligations under capital leases and equipment loan, net of current portion	171	421

Accrued restructuring and other liabilities (Note 10)	16,373	1,009

Convertible notes	300,000	300,000

Total liabilities	402,554	386,378

Contingencies (Note 11)	—	—

Stockholders’ equity:

Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2001 and December 31, 2000	—	—

Common stock, $0.01 par value; 700,000,000 shares authorized; 115,070,779 shares issued and outstanding at June 30, 2001; 108,203,290 shares issued and outstanding at December 31, 2000	1,151	1,082

Additional paid-in capital	3,444,291	3,382,582

Deferred compensation	(63,005)	(22,313)

Notes receivable from officers for stock	(5,869)	(5,704)

Accumulated other comprehensive income (loss)	227	(6,882)

Accumulated deficit	(3,259,754)	(944,366)

Total stockholders’ equity	117,041	2,404,399

Total liabilities and stockholders’ equity	$519,595	$2,790,777

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the six months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

	(in thousands, except per share data)
	(unaudited)

Revenue:

Service	$35,569	$18,144	$67,833	$25,366

License	2,322	—	5,822	—

Service and license from affiliates (Note 8)	5,250	—	9,695	—

Total revenue	43,141	18,144	83,350	25,366

Operating expenses:

Cost of service (excludes $10,276, $4,016, $19,588 and $5,622, respectively, of network-related depreciation included in depreciation below)	13,622	8,631	29,782	13,661

Engineering and development (excludes $3,749, $590, $4,777 and $1,697, respectively, of equity-related compensation disclosed separately below)	16,737	12,931	35,369	19,846

Sales, general and administrative (excludes $7,289, $8,831, $10,775 and $9,913, respectively, of equity-related compensation disclosed separately below)	41,292	36,373	83,568	56,378

Depreciation	18,340	7,305	34,792	10,368

Amortization of goodwill and other intangible assets	5,392	189,080	244,330	198,080

Acquired in-process research and development	—	1,372	—	1,372

Equity-related compensation	11,038	9,421	15,552	11,610

Impairment of goodwill (Note 7)	—	—	1,912,840	—

Restructuring charge (Note 10)	26,194	—	26,194	—

Total operating expenses	132,615	265,113	2,382,427	311,315

Loss from operations	(89,474)	(246,969)	(2,299,077)	(285,949)

Interest (expense) income, net	(1,637)	3,803	(1,056)	7,428

Equity in losses of affiliate (Note 8)	(153)	—	(2,000)	—

Loss on investments (Note 6)	(1,000)	—	(12,747)	—

Loss before provision for income taxes	(92,264)	(243,166)	(2,314,880)	(278,521)

Provision for income taxes	344	70	508	112

Net loss	$(92,608)	$(243,236)	$(2,315,388)	$(278,633)

Basic and diluted net loss per share	$(0.91)	$(2.78)	$(23.11)	$(3.43)

Weighted average common shares outstanding	101,629	87,374	100,205	81,251

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,

	2001	2000

	(in thousands)
	(unaudited)

Cash flows from operating activities:

Net loss	$(2,315,388)	$(278,633)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	279,122	208,448

Equity-related compensation	15,552	11,610

Amortization of prepaid advertising acquired in business acquisition	2,403	—

Accrued interest on notes receivable from officers for stock	(165)	(171)

Amortization of deferred financing costs	695	—

Loss on investments	12,747	—

Equity in losses of affiliate	2,000	—

Impairment of goodwill	1,912,840	—

Acquired in-process research and development	—	1,372

Changes in operating assets and liabilities, net of effects of acquired businesses:

Accounts receivable, net	(4,491)	(3,991)

Prepaid expenses and other current assets	904	(7,638)

Accounts payable and accrued expenses	(993)	15,670

Deferred revenue	998	3,076

Other noncurrent assets and liabilities	19,362	1,065

Net cash used in operating activities	(74,414)	(49,192)

Cash flows from investing activities:

Purchases of property and equipment	(42,548)	(55,624)

Purchase of investments	(64,673)	(277,588)

Cash acquired from the acquisition of businesses, net of cash paid	—	17,466

Proceeds from sales and maturities of investments	147,393	147,777

Net cash provided by (used in) investing activities	40,172	(167,969)

Cash flows from financing activities:

Proceeds from the issuance of 5 1/2% convertible subordinated notes, net of financing costs	—	290,200

Payments on capital leases and equipment financing loan	(609)	(273)

Payment on senior subordinated notes	—	(2,751)

Proceeds from the issuance of common stock under stock option and employee stock purchase plans	4,931	14,987

Net cash provided by financing activities	4,322	302,163

Effects of exchange rate translation on cash and cash equivalents	44	(16)

Net (decrease) increase in cash and cash equivalents	(29,876)	84,986

Cash and cash equivalents, beginning of period	150,130	269,554

Cash and cash equivalents, end of period	$120,254	$354,540

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) was formed in August 1998 and is a provider of globally distributed application and Internet content delivery services. Akamai’s services improve the speed, quality, availability, reliability and scalability of Web sites by delivering customers’ Internet content, streaming media and applications through a distributed worldwide network of servers that locate content and applications geographically closer to users.

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

3.  Recent Accounting Pronouncements:

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth potential common stock excluded from the calculation of earnings per share:

	As of June 30,

	2001	2000

Stock options	9,346,644	19,235,704

Warrants	1,052,694	2,283,732

Unvested restricted common stock	12,316,176	14,360,695

Convertible subordinated notes	2,598,074	2,598,074

Contingently issuable common stock	1,089,325	44,477

5.  Comprehensive Loss:

      The following table presents the calculation of comprehensive loss and its components for the three and six months ended June 30, 2001 and 2000 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net loss	$(92,608)	$(243,236)	$(2,315,388)	$(278,633)

Other comprehensive income (loss):

Foreign currency translation adjustment	—	(10)	—	(15)

Unrealized gain (loss) on investments	1,108	(5,977)	(1,528)	743

Reclassification adjustment for investment losses included in net loss	—	—	8,637	—

Comprehensive loss	$(91,500)	$(249,223)	$(2,308,279)	$(277,905)

6.  Loss on Investments:

      The Company reviews its investment holdings for reductions in market value below cost basis that, in the opinion of the Company, represent a permanent or other-than-temporary impairment. The Company recorded a loss of approximately $9.0 million in the consolidated statement of operations for the three months ended March 31, 2001 to adjust the cost basis of the investments to fair value as of March 31, 2001. Loss on investments for the six months ended June 30, 2001 also includes a realized loss of $2.7 million on an exchange of an equity holding in a private company as a result of its merger with an unrelated company and a $1.0 million impairment of an investment in a private company.

7.  Impairment of Goodwill:

      The Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company considers several factors in determining whether an impairment may have occurred, including the Company’s market capitalization compared to its book value per share, the overall business climate and current estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. The Company grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, the Company recorded an impairment charge of $1,912.8 million for the three months ended March 31, 2001 to adjust the carrying amount of goodwill arising from the acquisitions of Network24 Communications, Inc. (“Network24”) and InterVU Inc. (“InterVu”) to its fair value as of March 31, 2001.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Related Party Transactions:

      (a)  In the fourth quarter of 2000, Akamai formed Sockeye Networks, Inc., formerly known as Arriva! Networks, Inc. (“Sockeye”), as a wholly-owned subsidiary and contributed certain technology in exchange for all outstanding capital stock of Sockeye. Sockeye provides intelligent Internet routing services. In January 2001, Akamai deconsolidated Sockeye concurrently with the sale by Sockeye of a majority interest in its equity to outside investors in return for $28 million in cash. Akamai received no cash proceeds from Sockeye’s sale of its capital stock, and Akamai’s equity interest in Sockeye was reduced to approximately 40%. In addition, Akamai entered into a five-year renewable license agreement with Sockeye for additional technology that requires Sockeye to pay to Akamai a minimum monthly license fee of $1 million plus royalties based on the level of Sockeye’s revenues derived from using the technology. During the six months ended June 30, 2001, licensing fees payable by Sockeye to Akamai were $5.2 million. This amount is included in accounts receivable on the consolidated balance sheet as of June 30, 2001 and was fully paid in cash in July 2001. In addition, during the six months ended June 30, 2001, Sockeye paid Akamai $3.7 million for technology development work performed by Akamai.

      Subsequent to the deconsolidation, Akamai has adopted the equity method to account for its investment in Sockeye. For the six months ended June 30, 2001, Akamai’s share of Sockeye’s losses was $2.0 million, which is recorded in equity in losses of affiliates on the consolidated statement of operations. The Company discontinued recognizing its equity interest in Sockeye’s losses during the three months ended June 30, 2001 because the carrying amount of its investment in Sockeye had been reduced to zero.

      (b)  In the first quarter of 2001, the Company invested $5.0 million in a company in which a senior manager of Akamai is an officer and holds a significant ownership interest. The investment has been recorded in other assets on the consolidated balance sheet. Akamai purchased approximately $600,000 of bandwidth and co-location space from this company during the six months ended June 30, 2001.

      (c)  In April 2001, Akamai and SOFTBANK Broadmedia Corporation (“SBBM”), a subsidiary of SOFTBANK Group, formed a joint venture to create Akamai Technologies Japan KK (“Akamai Japan”). Akamai Japan acts as the exclusive provider of Akamai’s services in Japan. Akamai Japan is owned 60% by SBBM and 40% by Akamai. Akamai Japan’s board of directors is comprised of seven seats, four of which are controlled by SBBM and three of which are controlled by Akamai. Akamai accounts for its investment in Akamai Japan using the equity method. Akamai recognized $750,000 of revenue from Akamai Japan during the three months ended June 30, 2001. This amount is included in accounts receivable at June 30, 2001.

9.  Stock Plans:

      (a)  In April 2001, the Company communicated to its employees an offer to exchange (the “Exchange Offer”) certain employee stock options having an exercise price of more than $13 per share previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two stock options for one share of restricted stock. Certain stock options granted in February 2001 were eligible to be exchanged at a ratio of one stock option for two shares of restricted stock. Employees who accepted the Exchange Offer were required to exchange any stock option granted to them after November 3, 2000 (whether or not the exercise price of any such stock option was more than $13 per share) and to forfeit certain stock options granted to them in October 2000. Until the restricted stock vests, such shares are subject to forfeiture for up to three years in the event the employee leaves the Company. Generally, 25% of the shares vest after six months and the remaining 75% of the shares vest quarterly thereafter until the third anniversary date of the effective date of the Exchange Offer. The Company filed the Exchange Offer as a tender offer with the Securities and Exchange Commission in accordance with Rule 13e-4 of the Securities Exchange Act of 1934, as amended, on April 4, 2001. The Exchange Offer was effective on May 5, 2001, and the Company accepted all stock options tendered.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Exchange Offer, stock options to purchase approximately 6.6 million shares of Akamai common stock were exchanged for approximately 3.4 million shares of restricted stock. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” the Company recorded approximately $36.1 million as deferred compensation for the intrinsic value of the restricted stock on the effective date the Exchange Offer. The deferred compensation will be amortized to equity-related compensation expense over the vesting period of the restricted stock.

      (b)  During the six months ended June 30, 2001, the Company issued approximately 2.2 million shares of restricted common stock to employees under the 1998 Stock Incentive Plan. The restricted stock was sold to employees at a price of $0.01 per share and vests over a two-year period. The Company recorded deferred compensation of $14.8 million for the intrinsic value of the shares of restricted stock on the date of issuance. The deferred compensation will be amortized to equity-related compensation over the vesting period of the restricted stock.

      (c)  In May 2001, the shareholders of the Company voted to increase the number of shares of common stock reserved for issuance under the 1998 Stock Incentive Plan from 37,755,600 to 41,255,600. The shareholders also voted to increase the number of shares of common stock authorized for issuance under the 1999 Employee Stock Purchase Plan from 600,000 to 3,100,000.

10.  Restructuring:

      In April 2001, management approved, announced and committed the Company to a restructuring plan (the “Restructuring Plan”). The Company recorded a restructuring charge of $26.2 million during the three months ended June 30, 2001 as described below.

      Under the Restructuring Plan, the Company recorded a $1.9 million charge for the termination of approximately 150 employees, which represented approximately 12% of the Company’s employee base and included employees from all areas of the Company. As of June 30, 2001, the Company had paid $1.7 million against the severance liability. The Company expects to pay the remaining severance costs over the next three to six months. In connection with the reduction in current and anticipated headcount, the Company concluded that its office lease commitments exceeded its needs. Therefore, as part of the Restructuring Plan, the Company will consolidate and sublease certain of its facilities. The Company recorded a $24.3 million charge for expected losses on subleases and lease terminations. The consolidation and subleasing of office space is expected to be completed as soon as possible, subject to market conditions. In estimating the amount of the restructuring charge, management made certain assumptions including the amount and timing of sublease income and the rate at which the office space will be vacated. As of June 30, 2001, the accrued real estate restructuring liability was $14.7 million and is included in long-term liabilities, net of current portion of $8.6 million. To date, the Company has recorded $1.0 million in net rent payments against the restructuring liability.

11.  Contingencies:

      The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. Management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Although the Company cannot be assured that it will prevail in these actions, it believes that it has meritorious defenses to the claims asserted by Digital Island. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial condition or results of operations.

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

Overview

      Akamai provides globally distributed application and Internet content delivery services. We were formed in August 1998 and began selling our services commercially in April 1999. We market our services worldwide through a direct sales force and a reseller channel. Our services improve the speed, quality, availability, reliability and scalability of Web sites and deliver our customers’ Internet content, streaming media and applications through a distributed worldwide network of over 11,600 servers in 62 countries, which locates content geographically closer to users.

      For each of the six-month periods ended June 30, 2001 and 2000, over 90% of our revenue was derived from customers located in the United States. For the six months ended June 30, 2001, one customer, Sockeye Networks, Inc., or Sockeye, accounted for 11% of total revenue. For the same period in the prior year, one customer, Apple Computer, accounted for 18% of total revenue. No other customer accounted for more than 10% of revenue for these periods. We expect that revenue from Sockeye will decline as a percentage of total revenue in the future. In April 2001, we re-signed Apple Computer to a one-year contract. We do not expect that revenue from Apple Computer will exceed 10% of total revenue for the current fiscal year.

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

Restructuring

      In April 2001, management approved, announced and committed us to a restructuring plan, which we refer to as the Restructuring Plan. We recorded a restructuring charge of $26.2 million during the three months ended June 30, 2001 as described below.

      Under the Restructuring Plan, we recorded a $1.9 million charge for the termination of approximately 150 employees, which represented approximately 12% of our employee base and included employees from all areas of our operations. As of June 30, 2001, we had paid $1.7 million against the severance liability. We expect to pay the remaining severance costs over the next three to six months and expect annual savings of approximately $15 million as a result of the severance. In connection with the reduction in current and anticipated headcount, we concluded that our office lease commitments exceeded our needs. Therefore, as part of the Restructuring Plan, we will consolidate and sublease certain of our facilities. We recorded a $24.3 million charge for expected losses on subleases and lease terminations. The consolidation and subleasing of office space is expected to be completed as soon as possible, subject to market conditions. In estimating the amount of the restructuring charge, management made certain assumptions including the amount and timing of sublease income and the rate at which the office space will be either vacated or occupied. As of June 30,

2001, the accrued real estate restructuring liability was $14.7 million and is included in long-term liabilities, net of current portion of $8.6 million. To date, we have recorded $1.0 million in net rent payments against the restructuring liability.

Results of Operations

      Revenue. We derive revenue primarily from the sale of our services under contracts with typical terms of 12 to 24 months. We also provide streaming services on an individual live-event basis. In addition, we recognize revenue from licensed technology, streaming-related services and professional services. During the six months ended June 30, 2001, we recognized revenue under a technology license and a technology development agreement with Sockeye, an affiliate of Akamai. See Note 8 to our interim consolidated financial statements included in this Form 10-Q for further discussion of Sockeye.

      We recognize revenue from our distributed application and content delivery and streaming services as the services are provided based on the amount of data delivered through our network, including minimum monthly usage commitments. We record installation and set-up fees as deferred revenue and recognize these fees ratably over the life of the customer contract. We recognize revenue from licensed technology when delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and a written license agreement has been signed by us and our customer. We recognize revenue from streaming-related services, such as encoding and production, when the services are performed. We recognize revenue from professional services when these services are performed.

      Revenue increased 229% to $83.4 million for the six months ended June 30, 2001 compared to $25.4 million for the same period in 2000. Revenue increased 138% to $43.1 million for the three months ended June 30, 2001 compared to $18.1 million for the same period in 2000. Revenue increased in both periods primarily due to the significant growth of our content provider customer base, the introduction of new services and an increase in license revenue. Resellers accounted for 21% and 10% of total revenue for the six month periods ended June 30, 2001 and 2000, respectively. We expect revenue to increase in the future as we add new customers and introduce new services.

      Cost of Service. Cost of service consists primarily of fees paid to network providers for bandwidth and monthly fees for housing our servers in third-party network data centers. We include the depreciation on our network equipment used to deliver our services under the heading “Depreciation” on the consolidated statement of operations included in this Form 10-Q. Cost of service also includes network storage costs; live event costs including costs for production, encoding and signal acquisition; and cost of professional services. We enter into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts commit us to minimum monthly fees plus additional fees for bandwidth usage above the contracted level and, in some instances, commit us to share with the third-party network providers a portion of the revenue recognized from customers that use these third-party networks. In some circumstances, Internet service providers, or ISPs, make available to us rack space for our servers and access to their bandwidth at little or no cost. In exchange, the ISPs’ customers benefit by receiving content through a local Akamai server resulting in faster content delivery. We do not believe that these relationships represent the culmination of an earnings process. Accordingly, we do not recognize as revenue any value to the ISPs associated with the use of our servers and we do not expense the value of the rack space and bandwidth that we receive at no cost.

      Cost of service, excluding network-related depreciation, increased 118% to $29.8 million for the six months ended June 30, 2001 compared to $13.7 million for the same period in 2000. Cost of service increased 58% to $13.6 million in the three months ended June 30, 2001 compared to $8.6 million in the same period in 2000. Cost of service increased in both periods primarily due to higher bandwidth costs as a result of the expansion of our network and an increased amount of content delivered over our network. Gross margins were 64.3% and 68.4% for the six and three months ended June 30, 2001, respectively, compared to 46.1% and 52.4%, respectively, in the same periods in 2000. Gross margins increased in both periods due to a decline in the ratio of bandwidth costs to our content-delivery prices and an increase in licensing revenue, which has a nominal cost of revenue.

      Engineering and Development. Engineering and development expenses consist primarily of salaries and payroll-related expenses and other costs related to the design, development, testing, deployment and enhancement of our services and our network. To date, we have expensed engineering and development costs as incurred. We believe that product development is critical to our future objectives and we intend to continue to enhance our technology to meet the challenging requirements of market demand. Engineering and development expenses increased 78% to $35.4 million for the six months ended June 30, 2001 compared to $19.8 million for the same period in 2000. Engineering and development expenses increased 29% to $16.7 million in the three months ended June 30, 2001 compared to $12.9 million in the same period in 2000. Engineering and development expenses increased in both periods primarily due to increased personnel and payroll-related expenses as a result of increased headcount. We do not expect significant quarterly increases in engineering and development expenses during the remainder of 2001.

      Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries and payroll-related expenses for marketing, sales, operations and finance personnel, sales commissions, fees for professional services, advertising costs, provision for doubtful accounts and rent expense for leased properties. Sales, general and administrative expenses increased 48% to $83.6 million for the six months ended June 30, 2001 compared to $56.4 million for the same period in 2000. Sales, general and administrative expenses increased 14% to $41.3 million in the three months ended June 30, 2001 compared to $36.4 million in the same period in 2000. Sales, general and administrative expenses increased in both periods primarily due to higher personnel and payroll-related expenses due to increased head count, increased sales commissions and increased rent expense as a result of our office space expansion. We do not expect significant quarterly increases in sales, general and administrative expenses during the remainder of 2001.

      Depreciation. Depreciation expense consists of depreciation of our network equipment and of internal-use property and equipment. Depreciation increased 236% to $34.8 million for the six months ended June 30, 2001 compared to $10.4 million for the same period in 2000. Depreciation increased 151% to $18.3 million in the three months ended June 30, 2001 compared to $7.3 million in the same period in 2000. Depreciation expense increased primarily due to the expansion of our network. We expect depreciation expense to increase in the future as we continue to expand our network.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets consists primarily of the amortization of intangible assets, including goodwill, acquired in business combinations. Amortization of goodwill and other intangible assets increased to $244.3 million for the six months ended June 30, 2001 compared to $198.1 million in the same period in 2000. Amortization of goodwill and other intangible assets increased primarily due to the amortization of goodwill from the acquisition of InterVU Inc., or InterVu, which was acquired in April 2000. Amortization of goodwill and other intangible assets decreased to $5.4 million in the three months ended June 30, 2001 compared to $189.1 million in the same period in 2000. Amortization of goodwill and other intangible assets decreased due to an impairment to the balance of goodwill recorded in the first quarter of 2001. See Impairment of Goodwill below.

      Equity-Related Compensation. Equity-related compensation consists of the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, and the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable. Equity-related compensation increased 34% to $15.6 million for the six months ended June 30, 2001 compared to $11.6 million for the same period in 2000. The increase was primarily due to the modification of vesting of stock options for terminated employees. Equity-related compensation increased 17% to $11.0 million for the three months ended June 30, 2001 compared to $9.4 million in the same period in 2000. The increase was primarily due to an increase in deferred compensation as a result of the Exchange Offer discussed below. As of June 30, 2001, the balance in deferred compensation, a component of stockholders equity, was $63.0 million. This amount will be amortized over the remaining vesting periods of the associated restricted stock awards or stock options. We expect to amortize deferred compensation on the balance sheet as of June 30, 2001 to equity-related compensation by approximately $15.6 million in the remainder of 2001, $25.3 million in 2002, $18.3 million in 2003 and $3.8 million in 2004.

      As described in Note 9 to our interim consolidated financial statements included in this Form 10-Q, in April 2001, we communicated to our employees an offer to exchange, which we refer to as the Exchange Offer, employee stock options having an exercise price of more than $13 per share previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two stock options for one share of restricted stock. Some stock options granted in February 2001 were eligible to be exchanged at a ratio of one stock option for two shares of restricted stock. Employees who accepted the Exchange Offer were required to exchange any stock option granted to them after November 3, 2000 (whether or not the exercise price of any such stock option was more than $13 per share) and to forfeit certain stock options granted to them in October 2000. Until the restricted stock vests, such shares are subject to forfeiture for up to three years in the event the employee leaves our company. Generally, 25% of the shares vest after six months and the remaining 75% of the shares vest quarterly thereafter until the third anniversary date of the effective date of the Exchange Offer. We filed the Exchange Offer as a tender offer with the Securities and Exchange Commission in accordance with Rule 13e-4 under the Securities Exchange Act of 1934, as amended, on April 4, 2001. The Exchange Offer was effective on May 5, 2001, and we accepted all stock options tendered.

      In connection with the Exchange Offer, stock options to purchase approximately 6.6 million shares of our common stock were exchanged for approximately 3.4 million shares of restricted Akamai common stock. We recorded approximately $36.1 million as deferred compensation for the intrinsic value of the restricted stock on the effective date the Exchange Offer. The deferred compensation will be amortized to equity-related compensation expense over the vesting period of the restricted stock.

      Separately, during the six months ended June 30, 2001, we issued approximately 2.2 million shares of restricted common stock to employees under our 1998 Stock Incentive Plan. The shares of restricted stock were sold at a price of $0.01 per share and vest at various rates over a two-year period. We recorded deferred compensation of approximately $14.8 million for the intrinsic value of the shares of restricted stock on the date of issuance. The deferred compensation will be amortized to equity-related compensation over the vesting period of the shares of restricted stock.

      Impairment of Goodwill. We review goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. We consider several factors in determining whether an impairment may have occurred, including our market capitalization compared to our book value per share, the overall business climate and current estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. We grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, we recorded an impairment charge of $1,912.8 million for the three months ended March 31, 2001 to adjust the carrying amount of goodwill arising from the acquisitions of Network24 Communications, Inc., which we refer to as Network24, and InterVu to its fair value as of March 31, 2001.

      Interest (Expense) Income, Net. Interest (expense) income, net, includes interest earned on invested cash balances, which are invested in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit, and interest paid on our debt obligations. Interest (expense) income, net, decreased to $(1.1) million for the six months ended June 30, 2001 compared to $7.4 million for the same period in 2000. The decrease was due to interest accrued on our convertible subordinated notes and a decrease in invested cash balances.

      Equity in Losses of Affiliate. Equity in losses of affiliate of $2.0 million in the six months ended June 30, 2001 reflects our share of the losses in Sockeye. See Note 8 to the interim consolidated financial statements included in this Form 10-Q for further discussion of Sockeye.

      Loss on Investments. As described in Note 6 to our interim consolidated financial statements included in this Form 10-Q, loss on investments for the six months ended June 30, 2001, includes $9.0 million for the adjustment to market value of equity investments. Loss on investments also includes a realized loss of $2.7 million on an exchange of an equity holding in a private company due to its merger with an unrelated company and a $1 million impairment of an investment in a private company.

Liquidity and Capital Resources

      Prior to our initial public offering in November 1999, we financed our operations primarily through private sales of our capital stock and issuance of senior subordinated notes totaling approximately $124.6 million in net proceeds through December 31, 1999. In November 1999, we sold shares of common stock through our initial public offering. Net proceeds to us from the initial public offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commissions to the underwriters. In June 2000, we issued $300.0 million of 5 1/2% convertible subordinated notes for aggregate net proceeds of $290.2 million. The convertible notes are due July 1, 2007 and are convertible any time, at the option of the holders, into shares of our common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of convertible notes), subject to adjustment in certain events. In January 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission that will enable us to sell up to $500 million of equity or debt securities in one or more public offerings over the next six quarters. In addition, we have signed contracts for approximately $25 million of financing with equipment vendors. As of June 30, 2001, cash, cash equivalents and marketable securities totaled $267.1 million.

      Cash used in operating activities was $74.4 million for the six months ended June 30, 2001 compared to $49.2 million for the same period in 2000. Cash used in operating activities in the current period reflects an increase in losses from operations and an increase in accounts receivable offset by an increase in other long-term liabilities and accrued expenses. We expect cash flows from operating activities to be negative through at least the next 12 months.

      Cash provided by investing activities was $40.2 million for the six months ended June 30, 2001. Cash used in investing activities was $168.0 million for the six months ended June 30, 2000. Cash provided by investing activities in the current period reflects net sales and maturities of investments of $82.7 million and purchases of property and equipment of $42.5 million, consisting primarily of servers for the deployment and expansion of our network and information systems used to operate our business. Cash used in investing activities in the same period in the prior year reflects net investment purchases of $129.8 million, capital expenditures of $55.6 million and cash acquired of $17.5 million, net of cash paid, for the acquisition of businesses. We expect capital expenditures to be between $70 million and $80 million for the year ended December 31, 2001.

      Cash provided by financing activities was $4.3 million for the six months ended June 30, 2001 and $302.2 million for the same period in 2000. Cash provided by financing activities in the current period primarily reflects proceeds from the issuance of common stock under our stock plans. Cash provided by financing activities for the same period in the prior year primarily reflects the sale in June 2000 of our 5  1/2% convertible notes due 2007.

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

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

      Currently, our future growth depends on the commercial success of our Internet distributed application and content delivery services and other services and products we may develop and/or offer. While we have been selling our services commercially since April 1999, sales may not continue in the future for a variety of reasons. First, the market for our existing services is relatively new and issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect its development. Furthermore, our new services and products under development may not achieve widespread market acceptance. Failure of our current and planned services to operate as expected could also hinder or prevent their adoption. If a broad-based, sustained market for our services does not emerge and our target customers do not adopt, purchase and successfully deploy our current and planned services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

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

      Our business is dependent on providing our customers with fast, efficient and reliable Internet distribution application and content delivery services. To meet these customer requirements, we must protect our network infrastructure against damage from:

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

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of June 30, 2001, our network consisted of over 11,000 servers across more than 800 different networks. We and our customers have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

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

  If we are not successful in entering into technology licensing, development or other strategic technology arrangements in the future, our results of operations could be adversely affected.

      We derived a portion of our revenue in the six months ended June 30, 2001 from fees under license and development agreements. We expect to derive a portion of our revenue in the future from license agreements that we have entered into as well as additional licensing arrangements, development agreements and other strategic technology arrangements that we may enter into. We may not be successful in completing any additional arrangements within the time periods we anticipate or at all, which could have an adverse effect on our results of operations.

  Some of our current customers are emerging Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term.

      Some of our revenue recognized in the six months ended June 30, 2001 was derived from customers that are emerging Internet-based businesses, and a portion of our future revenue will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that some of these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our revenue and other financial results.

  One customer, Sockeye, accounted for more than 10% of our revenue during each quarter of this fiscal year.

      During each of the quarters ended March 31, 2001 and June 30, 2001, sales to Sockeye accounted for greater than 10% of our revenue. We expect that sales to Sockeye as a percentage of total sales will decrease but that during the remainder of calendar 2001 sales to Sockeye will continue to represent a meaningful portion of our revenue. We hold a 40% equity stake in Sockeye. A significant decline in sales to Sockeye or any inability on our part to recognize as revenue our sales to Sockeye could reduce our revenue and cause our business and financial results to suffer.

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

      We have expanded our operations rapidly since our inception. We continue to increase the scope of our operations and our headcount has grown substantially. Our total number of employees increased from 385 at December 31, 1999 to 1,125 at June 30, 2001, although we had a reduction in force of approximately 12% in April 2001. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. In order to grow and achieve future success, we must also improve our ability to effectively manage multiple relationships with our customers, suppliers and other third parties. In addition, from time to time, we may be required to downsize our operations in order to effectively manage our business. Failure to take any of the steps necessary to manage our growth properly would have a material adverse effect on our business, results of operations and financial condition.

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

      As of June 30, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 27% of our outstanding common stock. These stockholders, if acting together, are able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

      Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	demand for Internet distributed applications and content delivery services;

•	the timing and size of sales of our services;

•	the timing of recognizing revenue and deferred revenue;

•	new product and service introductions and enhancements by our competitors and us;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and deliver new products, services and enhancements that meet customer requirements in a timely manner;

•	the length of the sales cycle for our services;

•	increases in the prices of, and availability of, the products, services, components or raw materials we purchase, including bandwidth;

•	our ability to attain and maintain quality levels for our services;

•	expenses related to testing of our services;

•	costs related to acquisitions of technology or businesses; and

•	general economic conditions as well as those specific to the Internet and related industries.

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

  Several class action lawsuits have been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

      We and several of our officers and current and former directors are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates, the latest of which is June 29, 2001. These complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Primarily they allege that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

      We can provide no assurance as to the outcome of these complaints. Any conclusion of these matters in a manner adverse to us would have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We hold investments in the common or preferred stock of several public and private companies. The carrying amount of these investments at June 30, 2001 was $8.6 million, which approximates fair value. Due to the limited operating history of these companies, many of which are in the start-up stage, we may not be able to recover our investment.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      Between July 2, 2001 and July 13, 2001, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters who handled our October 28, 1999 initial public offering of common stock. Although neither Akamai nor the individual defendants have been served with any of the complaints, the complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates, the latest of which is June 29, 2001. The complaints are similar, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with the our initial public offering.

      Although neither Akamai nor the individual defendants have filed answers in any of these matters, Akamai believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuits could have a material adverse affect on our financial position and results of operation in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

      See Item 1 of Part II of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2001 for a discussion of legal proceedings as to which there were no material developments in the quarter ended June 30, 2001.

Item 4.     Submission of Matters to Vote of Security Holders

      On May 22, 2001, we held our 2001 Annual Meeting of Stockholders. At the meeting the following matters were approved by the vote specified below:

      1. F. Thomson Leighton and Edward W. Scott were elected to serve as directors of Akamai, to serve until the annual meeting of stockholders in 2004 or until their successors are duly elected and qualified. Mr. Leighton received 72,840,911 shares of common stock voting in favor of his election, and 2,216,033 shares of common stock were withheld. Mr. Scott received 74,791,060 shares of common stock voting in favor of his election, and 265,884 shares of common stock were withheld. In addition, the terms of the following directors continued after the annual meeting of our stockholders: Arthur H. Bilger, George Conrades, Todd A. Dagres, Daniel M. Lewin and Terrance McGuire. See Item 5. below.

      2. An amendment to our Second Amended and Restated 1998 Stock Incentive Plan, which we refer to as the Option Plan, increasing the number of shares of common stock authorized for issuance under the Option Plan from 37,755,600 shares to 41,255,600 shares was approved. The votes were cast as follows: 37,573,138 shares of common stock were voted for the amendment to the Option Plan, 14,770,582 shares of common stock were voted against the amendment to the Option Plan and 325,579 shares of common stock abstained from the vote. There were 22,388,094 shares of common stock subject to non-votes.

      3. An amendment to our 1999 Employee Stock Purchase Plan, which we refer to as the ESPP, increasing the number of shares of common stock authorized for issuance under the ESPP from 600,000 shares to 3,100,000 shares was approved. The votes were cast as follows: 51,815,491 shares of common stock were voted for the amendment to the ESPP, 544,783 shares of common stock were voted against the amendment to the ESPP and 309,025 shares of common stock abstained from the vote. There were 22,388,094 shares of common stock subject to non-votes.

      4. The ratification of PricewaterhouseCoopers LLP as our independent public accountants for the year ended December 31, 2001 was approved. The votes were cast as follows: 73,288,120 shares of common stock were voted for the ratification, 1,586,370 shares of common stock were voted against the ratification and 182,454 shares of common stock abstained from the vote.

Item 5.  Other Information

      In June 2001, Terrance McGuire resigned from the Board of Directors of Akamai.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      99.1  Letter Agreement between Akamai Technologies, Inc. and Earl Galleher

(b)	Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

Date: July 23, 2001	By: /s/ TIMOTHY WELLER Timothy Weller Vice President and Chief Financial Officer (Principal Financial Officer)