Form 10-Q/A
period 2001-06-30
AKAMAI TECHNOLOGIES INC
filed 2001-07-25
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

     The number of shares outstanding of the registrant’s common stock as of July 20, 2001: 115,130,774 shares.

EXPLANATORY NOTE

      We are filing this amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2001 as filed with the Securities and Exchange Commission on July 24, 2001 in order to correct a typographical error on the cover page of such report. The number of outstanding shares of our common stock as of July 20, 2001 was 115,130,774, not 15,130,774 as incorrectly reflected on the cover page of the original report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

Date: July 25, 2001	By:	/s/ TIMOTHY WELLER

Timothy Weller
Vice President and Chief Financial Officer (Principal Financial Officer)