Form 10-Q
period 2001-09-30
AKAMAI TECHNOLOGIES INC
filed 2001-10-22
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27275

Akamai Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Technology Square

Cambridge, MA 02139
(617) 444-3000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

      The number of shares outstanding of the registrant’s common stock as of October 17, 2001: 115,308,446 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(in thousands, except
	share and per share data)
	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$100,654	$150,130

Marketable securities	138,952	159,522

Accounts receivable, net of allowance for doubtful accounts of $5,069 and $2,291 at September 30, 2001 and December 31, 2000, respectively	19,614	22,670

Prepaid expenses and other current assets	13,979	23,022

Total current assets	273,199	355,344

Property and equipment, net	146,383	143,041

Marketable securities	—	77,282

Goodwill and other intangible assets, net	23,371	2,186,157

Other assets	25,755	28,953

Total assets	$468,708	$2,790,777

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$40,110	$52,212

Accrued expenses	13,792	4,327

Accrued restructuring (Note 10)	12,601	—

Accrued interest payable	4,125	8,754

Accrued payroll and benefits	11,573	14,240

Deferred revenue	5,294	4,335

Current portion of obligations under capital lease and equipment loan	680	1,080

Total current liabilities	88,175	84,948

Obligations under capital leases and equipment loan, net of current portion	120	421

Accrued restructuring, net of current portion (Note 10)	8,212	—

Other liabilities	2,355	1,009

Convertible notes	300,000	300,000

Total liabilities	398,862	386,378

Contingencies (Note 11)	—	—

Stockholders’ equity:

Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2001 and December 31, 2000	—	—

Common stock, $0.01 par value; 700,000,000 shares authorized; 115,280,954 shares issued and outstanding at September 30, 2001; 108,203,290 shares issued and outstanding at December 31, 2000	1,153	1,082

Additional paid-in capital	3,444,011	3,382,582

Deferred compensation	(53,359)	(22,313)

Notes receivable from officers for stock	(5,952)	(5,704)

Accumulated other comprehensive loss	(894)	(6,882)

Accumulated deficit	(3,315,113)	(944,366)

Total stockholders’ equity	69,846	2,404,399

Total liabilities and stockholders’ equity	$468,708	$2,790,777

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2001	2000	2001	2000

	(in thousand, except per share data)
	(unaudited)

Revenue:

Service	$33,680	$27,156	$101,513	$52,522

License	4,324	—	10,146	—

Service and license from affiliates (Note 8)	4,750	—	14,445	—

Total revenue	42,754	27,156	126,104	52,522

Operating expenses:

Cost of service (excludes $10,991, $6,126, $30,579 and $11,748, respectively, of network-related depreciation included in Depreciation below)	13,402	12,056	43,184	25,717

Engineering and development (excludes $2,818, $6,244, $7,595 and $7,941, respectively, of equity-related compensation disclosed separately below)	13,828	18,352	49,197	38,198

Sales, general and administrative (excludes $5,899, $3,409, $16,674 and $13,322, respectively, of equity-related compensation disclosed separately below)	33,912	44,863	117,480	101,241

Depreciation	19,116	11,211	53,908	21,579

Amortization of goodwill and other intangible assets	7,440	238,700	251,770	436,780

Acquired in-process research and development	—	—	—	1,372

Equity-related compensation	8,717	9,653	24,269	21,263

Impairment of goodwill (Note 7)	—	—	1,912,840	—

Restructuring charges (Note 10)	—	—	26,194	—

Total operating expenses	96,415	334,835	2,478,842	646,150

Loss from operations	(53,661)	(307,679)	(2,352,738)	(593,628)

Interest (expense) income, net	(2,210)	3,624	(3,266)	11,052

Other income (Note 12)	1,002	—	1,002	—

Equity in losses of affiliate (Note 8 )	—	—	(2,000)	—

Loss on investments (Note 6 )	(213)	—	(12,960)	—

Loss before provision for income taxes	(55,082)	(304,055)	(2,369,962)	(582,576)

Provision for income taxes	277	20	785	132

Net loss	$(55,359)	$(304,075)	$(2,370,747)	$(582,708)

Basic and diluted net loss per share	$(0.53)	$(3.27)	$(23.35)	$(6.84)

Weighted average common shares outstanding	104,166	93,099	101,525	85,244

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,

	2001	2000

	(in thousands)
	(unaudited)

Cash flows from operating activities:

Net loss	$(2,370,747)	$(582,708)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	305,678	458,359

Equity-related compensation	24,269	21,263

Amortization of prepaid advertising acquired in business acquisition	4,222	4,529

Accrued interest on notes receivable from officers for stock	(248)	(256)

Amortization of deferred financing costs	1,042	—

Loss on investments	12,960	—

Equity in losses of affiliate	2,000	—

Impairment of goodwill	1,912,840	—

Acquired in-process research and development	—	1,372

Changes in operating assets and liabilities, net of effects of acquired businesses:

Accounts receivable, net	1,121	(9,075)

Prepaid expenses and other current assets	5,492	(14,407)

Accounts payable and accrued expenses	(2,082)	17,065

Deferred revenue	959	3,712

Other noncurrent assets and liabilities	16,837	1,043

Net cash used in operating activities	(85,657)	(99,103)

Cash flows from investing activities:

Purchases of property and equipment	(57,291)	(96,012)

Purchase of investments	(66,188)	(282,170)

Cash acquired from the acquisition of businesses, net of cash paid	—	17,207

Proceeds from sales and maturities of investments	155,392	250,564

Net cash provided by (used in) investing activities	31,913	(110,411)

Cash flows from financing activities:

Proceeds from the issuance of 5 1/2% convertible subordinated notes, net of financing costs	—	290,500

Payments on capital leases and equipment financing loan	(895)	(498)

Payment on senior subordinated notes	—	(2,751)

Proceeds from the issuance of common stock under stock option and employee stock purchase plans	5,044	23,655

Proceeds from the issuance of restricted common stock	—	555

Net cash provided by financing activities	4,149	311,461

Effects of exchange rate translation on cash and cash equivalents	119	(306)

Net (decrease) increase in cash and cash equivalents	(49,476)	101,641

Cash and cash equivalents, beginning of period	150,130	269,554

Cash and cash equivalents, end of period	$100,654	$371,195

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) was formed in August 1998 and is a provider of outsourced e-business infrastructure services and software that help enterprises use the Internet to streamline processes, improve productivity and increase efficiencies. These services and software enable enterprises to reduce the complexity and cost of deploying and operating a uniform Web infrastructure while enhancing performance, reliability, scalability and manageability.

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

3.     Recent Accounting Pronouncements:

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 will not have an impact on the Company’s financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company expects that it will reclassify approximately $1.0 million of previously recorded intangible assets to goodwill upon the adoption of SFAS 142 on January 1, 2002. The resulting balance of goodwill is expected to be $4.9 million. Amortization of this goodwill will cease as of January 1, 2002 and will be subject to a transitional impairment test by no later than June 2002. The Company expects that it will have one reporting unit for purposes of measuring the transitional impairment.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

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

      The following table sets forth potential common stock excluded from the calculation of earnings per share:

	As of September 30,

	2001	2000

Stock options	9,756,096	15,938,887

Warrants	1,052,694	2,146,494

Unvested restricted common stock	9,153,001	12,394,250

Convertible subordinated notes	2,598,074	2,598,074

Contingently issuable common stock	3,436,426	190,420

5.     Comprehensive Loss:

      The following table presents the calculation of comprehensive loss and its components for the three and nine months ended September 30, 2001 and 2000 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$(55,359)	$(304,075)	$(2,370,747)	$(582,708)

Other comprehensive income (loss):

Foreign currency translation adjustment	75	(284)	75	(299)

Unrealized gain (loss) on investments	(1,196)	(301)	(2,941)	442

Reclassification adjustment for investment losses included in net loss	217	—	8,637	—

Comprehensive loss	$(56,263)	$(304,660)	$(2,364,976)	$(582,565)

6.     Loss on Investments:

      The Company reviews its investment holdings for reductions in market value below cost basis that, in the opinion of the Company, represent a permanent or other-than-temporary impairment. For the nine months ended September 30, 2001, the Company recorded a loss of $10.3 million to adjust the cost basis of its investments to fair value. Loss on investments for the nine months ended September 30, 2001 also includes a realized loss of $2.7 million on the exchange of an equity holding in a private company as a result of its merger with an unrelated company.

7.     Impairment of Goodwill:

      The Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.     Related Party Transactions:

      (a)  In the fourth quarter of 2000, Akamai formed Sockeye Networks, Inc., formerly known as Arriva! Networks, Inc. (“Sockeye”), as a wholly-owned subsidiary and contributed certain technology in exchange for all outstanding capital stock of Sockeye. Sockeye provides intelligent Internet routing services. In January 2001, Akamai deconsolidated Sockeye concurrently with the sale by Sockeye of a majority interest in its equity to outside investors in return for $28 million in cash. Akamai received no cash proceeds from Sockeye’s sale of its capital stock, and Akamai’s equity interest in Sockeye was reduced to approximately 40%. In addition, Akamai entered into a five-year renewable license agreement with Sockeye for additional technology that required Sockeye to pay to Akamai a minimum monthly license fee of $1.0 million. Effective July 1, 2001, Akamai and Sockeye terminated the original license agreement and entered into a new perpetual license agreement for the licensed technology. The fee for this perpetual license was $3.8 million and which was fully paid by Sockeye as of September 30, 2001. In addition, the parties entered into a quarterly service agreement, which is renewable at Sockeye’s discretion. Payments due under the service agreement are based on a percentage of Sockeye’s revenue, subject to quarterly minimum commitments. Total license fees paid to Akamai by Sockeye during the nine months ended September 30, 2001 were $8.9 million. In addition, during the nine months ended September 30, 2001, Sockeye paid Akamai $4.0 million for technology development work performed by Akamai.

      Subsequent to the deconsolidation of Sockeye’s financial statements, Akamai adopted the equity method to account for its investment in Sockeye. For the nine months ended September 30, 2001, Akamai’s share of Sockeye’s losses was $2.0 million, which is recorded in equity in losses of affiliate on the consolidated statement of operations. The Company discontinued recognizing its equity interest in Sockeye’s losses during the three months ended June 30, 2001 because the carrying amount of its investment in Sockeye had been reduced to zero.

      (b)  In the first quarter of 2001, the Company invested $5.0 million in a company in which a senior manager of Akamai is an officer and holds a significant ownership interest. The investment has been recorded in other assets on the consolidated balance sheet. Akamai purchased approximately $1.3 million of bandwidth and co-location space from this company during the nine months ended September 30, 2001.

      (c)  In April 2001, Akamai and SOFTBANK Broadmedia Corporation (“SBBM”), a subsidiary of SOFTBANK Group, formed a joint venture to create Akamai Technologies Japan KK (“Akamai Japan”). Akamai Japan acts as the exclusive provider of Akamai’s services in Japan. Akamai Japan is owned 60% by SBBM and 40% by Akamai. Akamai Japan’s board of directors is comprised of seven seats, four of which are controlled by SBBM and three of which are controlled by Akamai. Akamai accounts for its investment in Akamai Japan using the equity method. The Company has not recognized its equity interest in Akamai Japan’s losses during the nine months ended September 30, 2001 because the carrying amount of its investment is zero. Akamai recognized $1.5 million of revenue from Akamai Japan during the nine months ended September 30, 2001. As of September 30, 2001, $750,000 due from Akamai Japan is included in accounts receivable.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Stock Plans:

      (a)  In April 2001, the Company communicated to its employees an offer to exchange (the “Exchange Offer”) certain employee stock options having an exercise price of more than $13 per share previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two stock options for one share of restricted stock. In addition, certain stock options granted in February 2001 were eligible to be exchanged at a ratio of one stock option for two shares of restricted stock. Employees who accepted the Exchange Offer were required to exchange any stock option granted to them after November 3, 2000 (whether or not the exercise price of any such stock option was more than $13 per share) and to forfeit certain stock options granted to them in October 2000. Until the restricted stock vests, such shares are subject to forfeiture for up to three years in the event the employee leaves the Company. Generally, 25% of the shares vest after six months and the remaining 75% of the shares vest quarterly thereafter until the third anniversary date of the effective date of the Exchange Offer. On April 4, 2001, the Company filed the Exchange Offer as an issuer tender offer with the Securities and Exchange Commission in accordance with Rule 13e-4 of the Securities Exchange Act of 1934, as amended. The Exchange Offer was effective on May 5, 2001, and the Company accepted all stock options tendered.

      In connection with the Exchange Offer, stock options to purchase approximately 6.6 million shares of Akamai common stock were exchanged for approximately 3.4 million shares of restricted stock. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” the Company recorded approximately $36.1 million as deferred compensation for the intrinsic value of the restricted stock on the effective date the Exchange Offer. The deferred compensation is being amortized to equity-related compensation expense over the vesting period of the restricted stock. To date, the Company has amortized $7.8 million to equity-related compensation expense. As of September 30, 2001, approximately 150,000 shares of restricted stock issued in connection with the Exchange Offer had been forfeited by terminated employees, resulting in a reduction in deferred compensation of approximately $1.0 million.

      (b)  During the nine months ended September 30, 2001, the Company issued approximately 2.2 million shares of restricted common stock to employees under the 1998 Stock Incentive Plan. The restricted stock was sold to employees at a price of $0.01 per share and vests over a two-year period. The Company recorded deferred compensation of $14.8 million for the intrinsic value of the shares of restricted stock on the date of issuance. The deferred compensation is being amortized to equity-related compensation expense over the vesting period of the restricted stock. To date, the Company has amortized $2.2 million to equity-related compensation expense. In addition, during the nine months ended September 30, 2001, the Company issued approximately 300,000 shares of restricted stock as employee incentive bonuses, resulting in approximately $1.4 million of equity-related compensation expense.

      (c)  In May 2001, the shareholders of the Company voted to increase the number of shares of common stock reserved for issuance under the 1998 Stock Incentive Plan from 37,755,600 to 41,255,600. The shareholders also voted to increase the number of shares of common stock authorized for issuance under the 1999 Employee Stock Purchase Plan from 600,000 to 3,100,000.

      (d)  In September 2001, the board of directors authorized the purchase of up to $20 million of Akamai’s common stock over the ensuing six month period. Any repurchased shares are expected to be held as treasury shares that could be used for general corporate purposes, including issuance under the Company’s stock option and purchase plans. As of September 30, 2001, no shares had been purchased under the program approved by the board of directors.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Restructuring:

      In April 2001, the Company committed to a restructuring plan which included the termination of approximately 150 employees and the consolidation and subleasing of excess leased office space. As a result, the Company recorded a restructuring charge of $26.2 million for the three months ended June 30, 2001. As of September 30, 2001, the Company had paid substantially all of the severance liability. The consolidation and subleasing of office space is expected to be completed as soon as possible, subject to market conditions. As of September 30, 2001, the Company had made total payments of $5.4 million against the accrued restructuring liability.

11.     Contingencies:

      The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. Management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

      On September 13, 2000, the Company, together with the Massachusetts Institute of Technology (“MIT”), filed suit in Massachusetts federal court against Digital Island, Inc. for infringing an MIT patent licensed exclusively to Akamai (the “Massachusetts Action”). On September 19, 2000, that suit was amended to include a count seeking a declaratory judgment that Akamai did not infringe a Digital Island patent. The Company is seeking monetary damages and injunctive relief. On September 19, 2000, Digital Island filed suit against the Company in federal court in California alleging infringement of the same patent (the “California Action”). The California Action was dismissed in March 2001 and will be heard with the suit filed by the Company against Digital Island. The Massachusetts Action has also been amended to include a count that Digital Island infringes a patent the Company acquired as a result of its acquisition of InterVu. Digital Island is seeking monetary damages and injunctive relief. The Massachusetts Action is currently scheduled for trial in November 2001. The Company intends to aggressively defend against the allegation that it infringes Digital Island’s patent. The Company is currently unable to reasonably estimate the potential loss, if any, from these matters.

      On September 21, 2000, the Company filed a lawsuit against Digital Island in federal court in California for false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. Akamai is seeking damages and injunctive relief. On October 26, 2000, Digital Island filed a counterclaim against the Company alleging that distribution of certain marketing materials and statements constituted false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. Digital Island is seeking monetary damages and injunctive relief. Akamai intends to aggressively defend the counterclaim and to prosecute vigorously the false advertising suit that it had previously filed against Digital Island. The Company is currently unable to reasonably estimate the potential loss, if any, from these matters.

      Nine purported class action lawsuits have been filed against the Company and several of its officers and directors as well as against the underwriters involved with the Company’s October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by the Company’s underwriters in connection with our initial public offering. Although neither the Company nor the individual defendants have filed answers in any of these matters, Akamai believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. The Company is currently unable to reasonably estimate the potential loss, if any, from these matters.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2000, a former employee of InterVu filed an action against InterVu alleging that InterVu had breached two restricted stock purchase agreements by failing to deliver certain shares of stock after the employee’s resignation. The plaintiff sought specific performance and monetary damages. A bench trial was held in March 2001, and in April 2001 the court ruled in favor of the plaintiff. The court assessed damages against the Company in the amount of $2.5 million. The Company has filed a notice of appeal of the trial court’s decision in this case. The Company has accrued for the potential loss and, in October 2001, has placed $2.5 million into an escrow account pending the appeal.

      In October 2000, a former employee of InterVu filed an action against InterVu and the Company, as InterVu’s successor-in-interest, alleging breach of contract and breach of fiduciary duty. The plaintiff asserted that he was entitled to stock options that he claimed should have vested upon his resignation from InterVu in November 1999. In October 2001, the Company settled this matter for an immaterial amount and believes that no further liability exists.

12.     Other Income:

      The Company received $1.0 million of proceeds on a key-person life insurance policy as a result of the death of Daniel M. Lewin, the Company’s co-founder, in September 2001.

13.     Subsequent Event:

      In October 2001, the Company announced that it will reduce its workforce by approximately 25% and will phase out its operations in its San Diego, California facilities. As a result of these actions, the Company expects to record a restructuring charge in the range of $6 million to $9 million in the three month period ended December 31, 2001 representing severance payments and other costs to exit its San Diego operations.

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

Overview

      Akamai provides outsourced e-business infrastructure services and software solutions. We were formed in August 1998 and began selling our services commercially in April 1999. We market our services worldwide through a direct sales force and a reseller channel. Our services and software enable enterprises to reduce the complexity and cost of deploying and operating a uniform Web infrastructure while enhancing performance, reliability, scalability and manageability. Akamai’s intelligent edge platform for content, streaming media, and application delivery comprises more than 13,000 servers within over 950 networks in 63 countries.

      For each of the nine-month periods ended September 30, 2001 and 2000, over 90% of our revenue was derived from customers located in the United States. For the nine months ended September 30, 2001, one customer, Sockeye Networks, Inc., or Sockeye, accounted for 10% of total revenue. Sockeye is an affiliate. For the same period in the prior year, one customer, Apple Computer, accounted for 16% of total revenue. No other customer accounted for more than 10% of revenue for these periods. In April 2001, we re-signed Apple Computer to a one-year contract. We do not expect that revenue from Apple Computer will exceed 10% of total revenue for the current fiscal year. Effective July 1, 2001, we modified our license agreement with Sockeye such that future payments will be based on a percentage of Sockeye’s revenue, subject to quarterly minimum commitments. As a result, we expect that revenue from Sockeye will be lower, as a percentage of total revenue, in the next several quarters as compared to the quarter ended September 30, 2001.

      We have incurred significant costs to develop our technology, build out our worldwide network, sell and market our services and support our operations. We have also incurred significant amortization expense from the acquisition of businesses. Since our inception, we have incurred significant losses and negative cash flows from operations. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses in the future. We believe that our success is dependent on increasing our customer base, developing new services and expanding our worldwide network. In order to achieve these goals, we expect to incur significant sales, marketing, engineering and development and general and administrative costs in the future. In addition, we will incur significant non-cash expenses in the future, including the amortization of deferred compensation and other intangible assets.

Restructuring

      In April 2001, management committed us to a restructuring plan which included the termination of approximately 150 employees the consolidation and subleasing of excess leased office space. As a result, we recorded a restructuring charge of $26.2 million for the three months ended June 30, 2001. As of September 30, 2001, we had paid substantially all of the severance liability. We expect annual salary and other personnel-related savings of approximately $15 million as a result of this severance. We plan to complete the consolidation and subleasing of office space and we expect to settle the remaining restructuring liability as soon as possible, subject to market conditions. As of September 30, 2001, we had made $5.4 million of payments against the restructuring liability.

      In October 2001, management announced that we will reduce our workforce by approximately 25% and phase out operations in our San Diego facilities. As a result of these actions, we expect to record a restructuring charge in the range of $6 million to $9 million in the three month period ended December 31, 2001 representing severance payments and other costs to exit our San Diego operations. We expect that these actions will result in salary and personnel-related savings of approximately $30 million over the next fiscal year.

Results of Operations

      Revenue. We derive revenue primarily from the sale of our services under contracts with typical terms of 12 to 24 months. We also provide streaming services on an individual live-event basis. In addition, we recognize revenue from licensed technology, streaming-related services and professional services. During the nine months ended September 30, 2001, we recognized revenue under a technology license and a technology development agreement with Sockeye, an affiliate of Akamai. See Note 8 to our interim consolidated financial statements included in this Form 10-Q for further discussion of Sockeye.

      We recognize revenue from our distributed application and content delivery and streaming services as the services are provided based on the amount of data delivered through our network, including minimum monthly usage commitments. We record installation and set-up fees as deferred revenue and recognize these fees ratably over the life of the customer contract. We recognize revenue from licensed technology when delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and a written license agreement has been signed by us and our customer. We recognize revenue from professional services when the services are performed. From time to time, we purchase goods or services for our operations from vendors at or about the same time as we enter into license or service contracts with these organizations. These transactions are negotiated on terms we consider to be arm’s length and are recorded at fair value. For the nine months ended September 30, 2001 and 2000, revenue recognized under these transactions was less than 10% of total revenue.

      Revenue increased 140% to $126.1 million for the nine months ended September 30, 2001 compared to $52.5 million for the same period in 2000. Revenue increased 57% to $42.8 million for the three months ended September 30, 2001 compared to $27.2 million for the same period in 2000. Revenue increased in both periods primarily due to an increase in license revenue as well as the growth of our content provider customer base, a change in our customer mix toward enterprise customers and a shift in our service mix toward higher priced services. Resellers accounted for 19% and 12% of total revenue for the nine month periods ended September 30, 2001 and 2000, respectively.

      Cost of Service. Cost of service consists primarily of fees paid to network providers for bandwidth and monthly fees for housing our servers in third-party network data centers. We include the depreciation of our network equipment used to deliver our services under the heading “Depreciation” on the consolidated statement of operations included in this Form 10-Q. Cost of service also includes network storage costs; live event costs including costs for production, encoding and signal acquisition; and cost of professional services. We enter into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts commit us to minimum monthly fees plus additional fees for bandwidth usage above the contracted level and, in some instances, commit us to share with the third-party network providers a portion of the revenue recognized from customers that use these third-party networks. In some circumstances, Internet service providers, or ISPs, make available to us rack space for our servers and access to their bandwidth at little or no cost. In exchange, the ISPs’ customers benefit by receiving content through a local Akamai server resulting in faster content delivery. We do not believe that these relationships represent the culmination of an earnings process. Accordingly, we do not recognize as revenue any value to the ISPs associated with the use of our servers and we do not expense the value of the rack space and bandwidth that we receive at no cost.

      Cost of service, excluding network-related depreciation, increased 68% to $43.2 million for the nine months ended September 30, 2001 compared to $25.7 million for the same period in 2000. Cost of service increased 11% to $13.4 million in the three months ended September 30, 2001 compared to $12.1 million in the same period in 2000. Cost of service increased in both periods primarily due to higher bandwidth costs as a result of the expansion of our network and an increased amount of content delivered over our network. Gross margins were 65.8% and 68.7% for the nine and three months ended September 30, 2001, respectively, compared to 51.0% and 55.6%, respectively, for the same periods in 2000. Gross margins increased in both periods due to a decline in the ratio of bandwidth costs to our content-delivery prices and an increase in licensing revenue, which has a nominal cost of revenue.

      Engineering and Development. Engineering and development expenses consist primarily of salaries and payroll-related expenses and other costs related to the design, development, testing, deployment and enhancement of our services and our network. To date, we have expensed engineering and development costs as incurred. We believe that product development is critical to our future objectives and we intend to continue to enhance our technology to meet the challenging requirements of market demand. Engineering and development expenses increased 29% to $49.2 million for the nine months ended September 30, 2001 compared to $38.2 million for the same period in 2000. The increase was primarily due to increased personnel and payroll-related expenses as a result of increased average headcount over the current period. Engineering and development expenses decreased 25% to $13.8 million in the three months ended September 30, 2001 compared to $18.4 million in the same period in 2000 primarily as a result of a decrease in consulting, temporary help and recruiting expenses. We do not expect significant increases in engineering and development expenses in the fourth quarter of 2001 or in fiscal 2002.

      Sales, General and Administrative. Sales, general and administrative expenses consist primarily of salaries and payroll-related expenses for marketing, sales, operations and finance personnel, sales commissions, fees for professional services, advertising costs, provision for doubtful accounts and rent expense for leased properties. Sales, general and administrative expenses increased 16% to $117.5 million for the nine months ended September 30, 2001 compared to $101.2 million for the same period in 2000. The increase was primarily due to increased personnel and payroll-related expenses as a result of increased average headcount over the current period. Sales, general and administrative expenses decreased 24% to $33.9 million in the three months ended September 30, 2001 compared to $44.9 million in the same period in 2000 primarily as a result of a decrease in advertising, recruiting and travel-related expenses. We do not expect significant increases in sales, general and administrative expenses in the fourth quarter of 2001 or in fiscal 2002.

      Depreciation. Depreciation expense consists of depreciation of our network equipment and of internal-use property and equipment. Depreciation increased 150% to $53.9 million for the nine months ended September 30, 2001 compared to $21.6 million for the same period in 2000. Depreciation increased 71% to $19.1 million in the three months ended September 30, 2001 compared to $11.2 million in the same period in 2000. Depreciation expense increased in each period primarily due to capital expenditures as a result of the expansion of our network. We expect depreciation expense to increase at a slower rate over the next several quarters as we expand our network and as portions of our network become fully depreciated.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets consists primarily of the amortization of intangible assets, including goodwill, acquired in business combinations. Amortization of goodwill and other intangible assets decreased to $251.8 million for the nine months ended September 30, 2001 compared to $436.8 million in the same period in 2000. Amortization of goodwill and other intangible assets decreased to $7.4 million in the three months ended September 30, 2001 compared to $238.7 million in the same period in 2000. Amortization of goodwill and other intangible assets decreased in both periods due to an impairment to the balance of goodwill recorded in the first quarter of 2001. See Impairment of Goodwill below. We expect amortization of goodwill and other intangible assets to be approximately $4.0 million in the fourth quarter of 2001. We will not amortize the remaining balance of goodwill after December 31, 2001 in accordance with SFAS 142, which we will adopt on January 1, 2002. The remaining balance of goodwill is expected to be $4.9 million at the time of adoption of SFAS 142 and will be subject to an impairment assessment no later than June 30, 2002 and annually thereafter. We expect the remaining balance of other intangible assets to be approximately $15.3 million in the aggregate on January 1, 2002. We are currently assessing the impact of SFAS 142 on these intangible assets.

      Equity-Related Compensation. Equity-related compensation consists of the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, and the intrinsic value of modified stock options or restricted stock awards, measured at the modification date, for the number of awards that, absent the modification, would have expired unexercisable. Equity-related compensation increased 14% to $24.3 million for the nine months ended September 30, 2001 compared to $21.3 million for the same period in 2000. The increase was primarily due to the amortization of deferred compensation from the issuance of restricted stock in the current period. Equity-related compensation decreased 10% to $8.7 million for the three months ended September 30, 2001 compared to $9.7 million in the same period in 2000. The decrease was due to fewer accelerations of stock option vesting for terminated employees in the current period. As of September 30, 2001, the balance in deferred compensation, a component of stockholders equity, was $53.4 million. This amount will be amortized over the remaining vesting periods of the associated restricted stock awards or stock options. We expect to amortize deferred compensation on the balance sheet as of September 30, 2001 to equity-related compensation expense by approximately $7.1 million in the remainder of 2001, $25.3 million in 2002, $17.8 million in 2003 and $3.2 million in 2004.

      As described in Note 9 to the interim consolidated financial statements included in this Form 10-Q, we communicated to our employees an offer to exchange, which we refer to as the Exchange Offer, employee stock options having an exercise price of more than $13 per share previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two stock options for one share of restricted stock. In addition, some stock options granted in February 2001 were eligible to be exchanged at a ratio of one stock option for two shares of restricted stock. Employees who accepted the Exchange Offer were required to exchange any stock option granted to them after November 3, 2000 (whether or not the exercise price of any such stock option was more than $13 per share) and to forfeit certain stock options granted to them in October 2000. Until the restricted stock vests, such shares are subject to forfeiture for up to three years in the event the employee leaves our company. Generally, 25% of the shares vest after six months and the remaining 75% of the shares vest quarterly thereafter until the third anniversary date of the effective date of the Exchange Offer. On April 4, 2000, we filed the Exchange Offer as an issuer tender offer with the Securities and Exchange Commission, in accordance with Rule 13e-4 under the Securities Exchange Act of 1934, as amended. The Exchange Offer was effective on May 5, 2001, and we accepted all stock options tendered.

      In connection with the Exchange Offer, stock options to purchase approximately 6.6 million shares of our common stock were exchanged for approximately 3.4 million shares of restricted Akamai common stock. We recorded approximately $36.1 million as deferred compensation for the intrinsic value of the restricted stock on the effective date the Exchange Offer. The deferred compensation will be amortized to equity-related compensation expense over the vesting period of the restricted stock. To date, we have amortized $7.8 million to equity-related compensation expense. As of September 30, 2001, approximately 150,000 shares of our restricted stock issued in connection with the Exchange Offer had been forfeited by terminated employees, resulting in a reduction in deferred compensation of $1.0 million.

      Separately, during the nine months ended September 30, 2001, we issued approximately 2.2 million shares of restricted common stock to employees under our 1998 Stock Incentive Plan. The shares of restricted stock were sold at a price of $0.01 per share and vest over a two-year period. We recorded deferred compensation of approximately $14.8 million for the intrinsic value of the shares of restricted stock on the date of issuance. The deferred compensation will be amortized to equity-related compensation expense over the vesting period of the shares of restricted stock. To date, we have amortized $2.2 million to equity-related compensation expense. In addition, during the nine months ended September 30, 2001, we issued approximately 300,000 shares of restricted common stock as employee incentive bonuses, resulting in approximately $1.4 million of equity-related compensation expense.

      Impairment of Goodwill. We review goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. We consider several factors in determining whether an impairment may have occurred, including our market capitalization compared to our book value per share, the overall business climate and current estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. We grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, we recorded an impairment charge of

$1,912.8 million for the three months ended March 31, 2001 to adjust the carrying amount of goodwill arising from the acquisitions of Network24 and InterVu to its fair value as of March 31, 2001.

      Interest (Expense) Income, Net. Interest (expense) income, net, includes interest earned on invested cash balances, which are invested in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit, and interest paid on our debt obligations. Interest (expense) income, net, decreased to $(3.3) million for the nine months ended September 30, 2001 compared to $11.1 million for the same period in 2000. The decrease was due to interest expense on our convertible subordinated notes and a decrease in invested cash balances.

      Other Income. We received $1.0 million of proceeds on a key-person life insurance policy as a result of the death in September 2001 of Daniel M. Lewin, the Company’s co-founder.

      Equity in Losses of Affiliate. Equity in losses of affiliate of $2.0 million in the nine months ended September 30, 2001 reflects our share of the losses in Sockeye. See Note 8 to the interim consolidated financial statements included in this Form 10-Q for further discussion of Sockeye.

      Loss on Investments. As described in Note 6 to the interim consolidated financial statements included in this Form 10-Q, loss on investments for the nine months ended September 30, 2001, includes $10.3 million for the adjustment to market value of equity investments. Loss on investments also includes a realized loss of $2.7 million on the exchange of an equity holding in a private company due to its merger with an unrelated company.

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the three months ended

	September 30,	June 30,	March 31,	December 31,
	2001	2001	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of service (excludes network-related depreciation included in Depreciation below)	31.4	31.6	40.2	43.7

Engineering & development	32.3	38.8	46.3	46.7

Sales, general and administrative	79.3	95.7	105.2	137.8

Depreciation	44.7	42.5	40.9	37.6

Amortization of goodwill and other intangible assets	17.4	12.5	594.2	642.6

Equity-related compensation	20.4	25.6	11.2	13.1

Impairment of goodwill	—	—	4,757.3	—

Restructuring charge	—	60.7	—	—

Total operating expenses	225.5%	307.4%	5,595.3%	921.5%

Loss from operations	(125.5)	(207.4)	(5,495.3)	(821.5)

Interest (expense) income, net	(5.2)	(3.8)	1.4	7.8

Other income	2.3	—	—	—

Equity in losses of affiliate	—	(0.4)	(4.6)	—

Loss on investments	(0.5)	(2.3)	(29.2)	—

Loss before provision for income taxes	(128.9)%	(213.9)%	(5,527.7)%	(813.7)%

Provision for income taxes	0.6	0.8	0.4	0.1

Net loss	(129.5)%	(214.7)%	(5,528.1)%	(813.8)%

Liquidity and Capital Resources

      Prior to our initial public offering in November 1999, we financed our operations primarily through private sales of our capital stock and issuance of senior subordinated notes totaling approximately $124.6 mil-

lion in net proceeds through December 31, 1999. In November 1999, we sold shares of common stock through our initial public offering. Net proceeds to us from the initial public offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commissions to the underwriters. In June 2000, we issued $300.0 million of 5 1/2% convertible subordinated notes for aggregate net proceeds of $290.2 million. The convertible notes are due July 1, 2007 and are convertible any time, at the option of the holders, into shares of our common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of convertible notes), subject to adjustment in certain events. In January 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission that will enable us to sell up to $500 million of equity or debt securities in one or more public offerings over the ensuing two years. In addition, we have signed contracts for approximately $25 million of financing with equipment vendors. As of September 30, 2001, cash, cash equivalents and marketable securities totaled $239.6 million.

      Cash used in operating activities was $85.7 million for the nine months ended September 30, 2001 compared to $99.1 million for the same period in 2000. Cash used in operating activities in the current period reflects an increase in cash losses from operations offset by an increase in other long-term liabilities. Cash used in operating activities includes payments against our restructuring liabilities of $5.4 million for the nine months ended September 30, 2001. We expect to make payments against our restructuring liability of approximately $12.6 million over the next 12 months. We expect cash flows from operating activities to be negative through at least the next 12 months.

      Cash provided by investing activities was $31.9 million for the nine months ended September 30, 2001. Cash used in investing activities was $110.4 million for the nine months ended September 30, 2000. Cash provided by investing activities in the current period reflects net sales and maturities of investments of $89.2 million less purchases of property and equipment of $57.3 million, consisting primarily of servers for the deployment and expansion of our network and information systems used to operate our business. Cash used in investing activities in the same period in the prior year reflects net investment purchases of $31.6 million, capital expenditures of $96.0 million and cash acquired of $17.2 million, net of cash paid, for the acquisition of businesses. We expect aggregate capital expenditures to be between $62 million and $66 million for the year ended December 31, 2001.

      Cash provided by financing activities was $4.1 million for the nine months ended September 30, 2001 and $311.5 million for the same period in 2000. Cash provided by financing activities in the current period primarily reflects proceeds from the issuance of common stock under our stock plans. Cash provided by financing activities for the same period in the prior year primarily reflects the sale in June 2000 of our 5 1/2% convertible notes due 2007. Current annual interest payments on these notes total $16.5 million.

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, or SFAS 141, “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 141 will not have an impact on our financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets”, which becomes effective January 1, 2002. SFAS 142 requires,

among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We expect that we will reclassify approximately $1.0 million of previously recorded intangible assets, primarily assembled workforce, to goodwill upon the adoption SFAS 142 on January 1, 2002. The resulting balance of goodwill is expected to be $4.9 million. Amortization of this goodwill will cease as of January 1, 2002 and will be subject to a transitional impairment test by no later than June 2002.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, or SFAS 143, “Accounting for Asset Retirement Obligations,” which will be effective for fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which will be effective January 1, 2002. SFAS 144 supersedes FASB Statement No 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial statements.

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

      Our future growth currently depends on the commercial success of our outsourced infrastructure services and software for enterprises that use the Internet to streamline processes, improve productivity and increase efficiencies, which we refer to as e-businesses. While we have been selling our services commercially since April 1999, sales may not continue in the future for a variety of reasons. First, the market for our services is relatively new and issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability remain unresolved and are likely to affect its development. Furthermore, our new services and products under development may not achieve widespread market acceptance. Failure of our current and planned services to operate as expected could also hinder or prevent their adoption. If a broad-based, sustained market for our services does not emerge and our target customers do not adopt, purchase and successfully deploy our current and planned services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

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

Recent terrorist activities and resulting military and other actions could adversely affect our business.

      Terrorist attacks in New York and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market and sell our services and software, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long term commercial disruptions or if such activities or responses will have a long term material adverse effect on our business, results of operations or financial condition.

     Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of September 30, 2001, our network consisted of over 13,000 servers across more than 950 different networks. We and our customers have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

•	loss of or delay in revenues and loss of market share;

•	diversion of development and engineering resources;

•	loss of credibility or damage to business reputation;

•	increased service costs; and

•	legal actions by our customers.

     Any failure of our telecommunications and network providers to provide required transmission capacity to us could result in interruptions in our services.

      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Some of these network providers have recently filed for protection under the federal bankruptcy laws. As a result, there is uncertainty about whether such providers or others that enter into bankruptcy will be able to continue to provide services to us. Any failure of these network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. This failure may be a result of the telecommunications providers or Internet service providers ceasing operations, experiencing interruptions or other failures, failing to comply with or terminating their existing agreements with us, otherwise denying or interrupting service, refusing to enter into relationships with us or only agreeing to enter into relationships with us on terms that are not commercially acceptable to us. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

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

      We derived a portion of our revenue in the nine months ended September 30, 2001 from fees under license and development agreements. We expect to derive a portion of our revenue in the future from license agreements that we have entered into as well as additional licensing arrangements, development agreements and other strategic technology arrangements that we may enter into. We may not be successful in completing any additional arrangements within the time periods we anticipate or at all, which could have an adverse effect on our results of operations.

     Some of our current customers are emerging Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term.

      Some of our revenue recognized in the nine months ended September 30, 2001 was derived from customers that are emerging Internet-based businesses, and a portion of our future revenue will be derived from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. In fact, a number of our customers have filed for protection under federal bankruptcy laws. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our revenue and other financial results.

     One customer, Sockeye, accounted for more than 10% of our revenue during the nine months ended September 30, 2001.

      During the nine-month period ended September 30, 2001, sales to Sockeye accounted for greater than 10% of our revenue. Effective July 2001, we modified our license agreement with Sockeye such that future payments will be based on a percentage of Sockeye’s revenue. As a result, we expect that revenue with Sockeye will decline significantly in the next several quarters. Our failure to replace this revenue with new significant customers could cause our financial results to suffer.

     If we are unable to scale our network as demand increases, the quality of our services may diminish and we may lose customers.

      Our network of servers may not be scalable to expected customer levels while maintaining superior performance. We cannot be certain that our network of servers can connect and manage a substantially larger number of customers at high transmission speeds. In addition, as customers’ usage of bandwidth increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds. We cannot ensure that we will be able to make these investments successfully or at an acceptable or commercially reasonable cost. Our failure to achieve or maintain high capacity data transmission could significantly reduce demand for our services, reducing our revenue and causing our business and financial results to suffer.

If we do not respond rapidly to technological changes, then we may lose customers.

      The market for outsourced e-business infrastructure services and software is likely to continue to be characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, our services may become obsolete, which would materially and adversely affect our business, results of operations and financial condition.

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

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. Competitors may gain access to our intellectual property which may result in the loss of our customers. We have filed suit in federal court in Massachusetts against Digital Island for infringing one of our licensed patents and patents issued to InterVu. In addition, Digital Island has filed a patent infringement suit against us. We may not prevail in either of these proceedings. In general, monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

      We have expanded our operations rapidly since our inception. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. In order to grow and achieve future success, we must also improve our ability to effectively manage multiple relationships with our customers, suppliers and other third parties. In addition, from time to time, we have in the past and may be required in the future to downsize our operations in order to effectively manage our business. Failure to take any of the steps necessary to manage our growth properly would have a material adverse effect on our business, results of operations and financial condition.

     We depend on our key personnel to manage our business effectively. If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

      Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel, who have critical industry experience and relationships that they rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We have a “key person” life insurance policy covering only the life of F. Thomson Leighton. The loss of the services of any of our key employees could delay the development and introduction of and negatively impact our ability to sell our services.

      We face intense competition for qualified personnel, including research and development personnel and other persons with necessary technical skills, particularly in the Boston, Massachusetts and San Mateo, California areas. Our employees require extensive training in our outsourced e-business infrastructure services and software. If we are unable to hire and promptly train service and support personnel, we may not be able to increase sales of our services, which would seriously harm our business.

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

•	market acceptance of our services by countries outside the United States;

•	increased expenses associated with marketing services in foreign countries;

•	general economic conditions in international markets;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings.

     Insiders have substantial control over us which could limit the ability of other stockholders to influence the outcome of key transactions, including changes of control.

      As of September 30, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 16% of our outstanding common stock. These stockholders, if acting together, are able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

      Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	demand for outsourced e-business infrastructure services and software;

•	the timing and size of sales of our services;

•	the timing of recognizing revenue and deferred revenue;

•	new product and service introductions and enhancements by our competitors and us;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and deliver new products, services and enhancements that meet customer requirements in a timely manner;

•	the length of the sales cycle for our services;

•	increases in the prices of, and availability of, the products, services, components or raw materials we purchase, including bandwidth;

•	our ability to attain and maintain quality levels for our services;

•	expenses related to testing of our services;

•	costs related to acquisitions of technology or businesses; and

•	general economic conditions as well as those specific to the Internet and related industries.

      Due to the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decrease.

     Accounting principles relating to revenue recognition and other topics relevant to our business, and our application of those principles, may change.

      In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which we adopted in 2000. This guidance may continue to evolve. In addition, applying revenue recognition principles to a business like ours is complex. This complexity is in part a function of the continual interpretation of accounting principles by those that set accounting standards. In addition, changes in our relationships with particular customers may require us to change how we account for revenue from those customers. Such changes could have a material adverse effect on the timing of revenue recognition and could adversely affect our financial results.

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

      During 2001, the State of California has experienced a chronic shortage of power and, as a result, power outages may occur. Although we have limited emergency backup power capabilities at our facilities, repeated or lengthy power outages at our facilities or at network facilities in which our servers are deployed may adversely affect our business.

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

      We and several of our officers and current and former directors are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates, the latest of which is August 31, 2001. These complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Primarily they allege that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

      We can provide no assurance as to the outcome of these complaints. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We hold investments in the common or preferred stock of several public and private companies. The carrying amount of these investments at September 30, 2001 was $4.5 million, which approximates fair value. Due to the limited operating history of these companies, many of which are in the start-up stage, we may not be able to recover our investment.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      Between July 2, 2001 and August 31, 2001, nine purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters involved with our October 28, 1999 initial public offering of common stock. We expect these nine complaints to be consolidated at some point in the future. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with the our initial public offering.

      Although neither Akamai nor the individual defendants have filed answers in any of these matters, Akamai believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operations. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

      See Item 1 of Part II of our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2001 and June 30, 2001 for a discussion of legal proceedings as to which there were no material developments in the quarter ended September 30, 2001.

Item 5.     Other Information

      In August 2001, William A. Halter and Ronald L. Graham were elected to the Board of Directors of Akamai. In September 2001, Leo J. Hindery, Jr. was also elected to our Board of Directors. In August 2001, Edward Scott resigned from Akamai’s Board of Directors. Daniel M. Lewin, a Director and our Chief Technology Officer, died on September 11, 2001.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

      None

(b)	Reports on Form 8-K

      On September 20, 2001, we filed a Current Report on Form 8-K under Item 5 (Other Events) to report our announcement that the Board of Directors of Akamai had authorized a stock repurchase program under which we may purchase up to $20 million of our common stock during the six-month period following such announcement.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

By:	/s/ TIMOTHY WELLER

Timothy Weller
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 19, 2001