Form 10-K405
period 2001-12-31
AKAMAI TECHNOLOGIES INC
filed 2002-02-27
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 0-27275

Akamai Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3432319
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Technology Square, Cambridge, MA (Address of Principal Executive Offices)	02139 (Zip Code)

Registrant’s Telephone Number, including area code:     (617) 444-3000

Securities registered pursuant to Section 12(b) of the Act:     None.

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, $.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $323,511,813 based on the last reported sale price of the common stock on the Nasdaq consolidated transaction reporting system on February 25, 2002.

      The number of shares outstanding of the registrant’s common stock as of February 25, 2002: 116,276,079 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2001

i

PART I

Item 1.     Business

Overview

      Akamai Technologies, Inc. is a leading provider of secure, outsourced e-business infrastructure services and software. These services and software enable enterprises to reduce the complexity and cost of deploying and operating a uniform Internet Protocol, or IP, infrastructure while ensuring superior performance, reliability, scalability and manageability. We principally target enterprises and government entities as our customers. Our services give our commercial customers a competitive advantage by providing a rich experience for their end user customers without the need to manage and deploy a complex internal infrastructure. Our intelligent edge platform for content, streaming media, and application delivery is comprised of more than 13,500 servers within over 1,000 networks in 66 countries. We were incorporated in Delaware in 1998 and have our corporate headquarters at 500 Technology Square, Cambridge, Massachusetts. We operate in one business segment: outsourced e-business infrastructure services and software.

      We offer enterprises a more effective, reliable and scalable method for delivering Web content and applications over global networks using IP technology. We began selling our content delivery services in 1999 under the trade name FreeFlow. Through our acquisitions of Network24 Communications, Inc., which we refer to as Network24, and InterVu, Inc., which we refer to as InterVu, during 2000, we enhanced the streaming media delivery services in our service portfolio. Also during 2000, we introduced traffic management services that allow customers to monitor traffic patterns on their Web properties both on a continual basis and for specific events. We also introduced software that identifies the geographic location and network origin from which site visitors access our customer’s Web sites, enabling content providers to customize content without compromising user privacy.

      In October 2000, we launched our EdgeSuite offering, a suite of services that allows for the high-performance and dynamic delivery of Web content and applications to end users, wherever they are located globally. These services include content and application delivery, content targeting and personalization, business intelligence and streaming media. We view EdgeSuite as our core service offering for 2002.

      Our services are easy to implement and are highly scalable. Using our software utility, a customer controls which pieces of its Web site will be delivered over our platform. Historically, our FreeFlow customers selected bandwidth-intensive content for delivery over our platform, typically rich non-text objects such as photographs, banner advertisements and graphics. With the introduction of our EdgeSuite service, customers may dynamically deliver a broader range of content and applications — such as e-commerce, customer relationship management tools, pay-per-view video, software updates, and even entire Web sites — over our platform. This enables us to locate applications and content geographically closer to end users. Using the proprietary algorithms we have developed that continuously monitor and load-balance our network in real-time, we determine the most efficient methods and routes available for delivering the applications and content to our customers’ end users.

Industry Background

      The end of the 20th century witnessed the explosive growth of the Internet and the emergence of e-business. E-business is the use of IP technologies to streamline processes, improve productivity and increase efficiencies, enabling enterprises to easily communicate with customers, vendors and partners, connect back-end data systems and transact commerce in a secure manner. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s business communication demands. As a result, information is frequently delayed or lost on its way through Internet as a result of many potential bottlenecks, including:

•	bandwidth constraints between an end user and its network provider, such as an Internet Service Provider, or ISP, cable provider or digital subscriber line provider;

•	Internet traffic exceeding the capacity of routing equipment;

•	inefficient or nonfunctioning peering points, or points of connection, between ISPs; and

•	clogging of data centers.

In addition to the explosive growth of the Internet, enterprises have widely deployed IP technology on their public Internet Web sites, their internal networks, commonly called Intranets, and their networks that are accessible by their customers, partners, and vendors, commonly called Extranets. This convergence of applications toward using IP technology is raising the demand that all IP networks — Internet, Intranet and Extranet — function with better performance and reliability. Akamai’s services address these demands for enterprise customers.

      Driven by competition, globalization and cost-containment strategies, e-business is becoming a critical component for corporate enterprises. These trends require enterprises to rely on an agile e-business infrastructure to meet their real-time strategic and business objectives. We expect enterprises to favor more decentralized information technology architecture to support their goals of disaster recovery, high availability, denial-of-service mitigation and back up. We also anticipate that enterprises will continue to expand their use of IP-based technologies.

Our Solutions

      Akamai offers a broad range of secure, outsourced e-business infrastructure solutions and software that enable customers to reduce the complexity and cost of deploying and operating a uniform IP infrastructure while ensuring superior performance, reliability, scalability, and manageability. Forming the core of these solutions is our EdgeSuite offering, a suite of services that allows enterprises to maximize performance and minimize cost while distributing their Web content and applications using IP technology.

      By moving electronic content and applications closer to our customers’ end users, our EdgeSuite service allows enterprises to improve the end-user experience, boost reliability and scalability and reduce the cost of their e-business infrastructure. In contrast to our traditional content delivery services, our EdgeSuite offering is applied across an entire site’s content — not just the large objects such as graphics or video. We believe that our EdgeSuite service is the only service available in the industry capable of providing the benefits of distributed performance to an enterprise’s entire Web site and all aspects of its applications. Our EdgeSuite offering substantially reduces the amount of Internet infrastructure required to maintain a global IP presence. Site owners maintain a single-source copy of applications and content, and our EdgeSuite service provides global delivery, load balancing and storage, thereby enabling businesses to focus valuable resources on strategic matters, rather than tactical infrastructure issues.

      Customers of our EdgeSuite service have access to the following service and software features:

•	Secure Content
Enterprises are increasingly aware that having the ability to transmit content securely over the Internet is a crucial component of their e-business program. Our services offer support for the distribution of secure Web content. Using Secure Sockets Layer, or SSL, transport, our EdgeSuite offering ensures that content is distributed privately and reliably between two communicating applications.

•	Tiered Distribution
As their Web sites and interactions become more complex, enterprises are seeking tools to manage their Web presence. Our services optimize the delivery of all types of site content through the tiered nature of our platform. By using tiered distribution hubs that are connected to edge nodes close to requesting users, we are able to efficiently distribute our customers’ content based on unique characteristics and patterns. With our EdgeSuite services, enterprises can significantly reduce the load on their Web infrastructure and protect their online business from spikes in demand.

•	Site Fail Over
It is essential that e-businesses maintain constant availability of their Web sites. Our EdgeSuite service guarantees delivery of default content in the event that the source version of the Web site of an enterprise customer becomes unavailable. Our EdgeSuite offering’s default content capabilities provide a solution for:

•	Site mirroring — we provide an economical way to mirror a Web site without the expense of investing in additional data centers to achieve redundancy.

•	Disaster recovery — we provide a backup if an unforeseen event causes a Web site to crash.

•	Site maintenance — we deliver fail-over service so that a Web site remains available to end users during updates and maintenance.

•	Net Storage
For an enterprise to most effectively utilize the Web, efficient content storage solutions are essential. Our EdgeSuite service provides a complete solution for digital storage needs for all content types. Our EdgeSuite Net Storage feature uses multiple terabytes of storage capacity, geographical replication, a massively scalable architecture and proprietary mapping and routing technology to ensure that content is consistently available.

•	Global Traffic Management
Our EdgeSuite service substantially reduces the amount of Internet infrastructure required to maintain a global Web presence by providing geographically distributed Web infrastructures that reduce reliance on an origin site for presentation and application processing and enable site owners to maintain a minimal source copy of the Web site. Enterprises with geographically distributed Web infrastructures can use EdgeSuite Global Traffic Management to improve the availability, responsiveness and reliability of a multi-location Web site. When we need to access a customer’s origin site, we rely on our Global Traffic Management feature to choose the optimal site. As an outsourced service, EdgeSuite Global Traffic Management frees enterprises from managing complex hardware and allows them to concentrate on their core business. Global Traffic Management reduces the need for enterprises to purchase, maintain or house hardware that can rapidly become obsolete and provides continuous monitoring and support from our Network Operations Command Center.

•	Dynamic Content Assembly
Web sites depend on fresh and dynamic content to drive user acquisition and retention. For example, content may be customized based on the time of day or the geographic location of a site visitor. Site owners typically use dynamic content sparingly as it tends to slow page downloads and can even increase end user abandonment rates. EdgeSuite Dynamic Content Assembly allows organizations to assemble and customize Web pages at an optimal location within the global Akamai platform. Customized content is delivered quickly and reliably to each user.

EdgeSuite Dynamic Content Assembly provides two main benefits. First, we are able to improve site performance for customers who use this feature by caching dynamic pages, which requires the retransmission of fewer bytes from the origin site, thus reducing the amount of infrastructure an enterprise needs to purchase and manage. Second, EdgeSuite Dynamic Content Assembly allows for a high degree of personalization without compromising performance. Currently, personalization requires a centralized model of Web serving that is subject to performance and scalability problems. Dynamic Content Assembly off-loads personalization capabilities to the edge of the Internet, allowing content to be generated with browser-based user variables, such as “cookies”. EdgeSuite Dynamic Content Assembly gives enterprises the best of both worlds: rich, dynamically rendered pages delivered without degradation of performance; thereby enabling our customers to easily and cost effectively build personalized, targeted content leveraging our intelligent platform.

•	Content Targeting
Content Targeting allows our customers to customize content by accurately identifying the visiting user’s geographic location, connection speed, device type or other specified information so that content can be targeted in real time and at the network’s edge for each visitor. Content Targeting enables content providers to deliver localized content, customized store-fronts, targeted advertising, adaptive marketing and a rich user experience.

•	Digitized Downloads
Digitized downloads consist of software applications and documents that may be downloaded onto the computers of permitted recipients. Our EdgeSuite service provides a solution for digital file distribution that offers our customers the ability to leverage the Internet as a distribution channel, resulting in expanded customer reach, significant cost efficiencies and time-to-market advantage. The unique, globally distributed network architecture on which the Akamai platform is based enhances the security and reliability of downloads while reducing infrastructure and bandwidth requirements at the origin site.

•	Business Intelligence
EdgeSuite Business Intelligence applications and services provide detailed real-time and historical information on site visitors, their behavior and the effectiveness of a Web site’s content. It also provides Web infrastructure information with details on Web site performance, site visitors’ access points, traffic patterns and automated delivery of Web logs in industry-standard formats. Companies use Business Intelligence’s comprehensive tools to evaluate their strategic investments in Web site functionality.

•	Streaming Services
Our streaming services provide for the delivery of streaming audio and video content to Internet users. We offer streaming services in all major formats. We principally focus on enterprise streaming applications such as video broadcasting of large events over IP networks, and video archives of corporate events or public news events. We believe that we have demonstrated superior streaming network capacity and quality, particularly for broadband users.

Business Segments and Geographic Information

      We currently operate in one business segment: outsourced e-business infrastructure services and software. Although we offer our services in several foreign locations, over 90% of our revenue for each of the last three fiscal years has been derived from customers located in the United States. For more information on our segments and geographic areas, see Note 18 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

The Akamai Platform

      Our platform consists of a global network of over 13,500 computer servers and the complex proprietary software that resides on them. Our servers are deployed in over 1,000 networks including Tier 1 providers, medium and small ISPs, cable modem and satellite providers, universities and other networks. We have formed alliances with many of the leading networks worldwide. We also deploy our servers at smaller and medium-sized domestic and international ISPs through our Akamai Accelerated Network Program. Under this program, we offer use of our servers to ISPs. In exchange, we typically do not pay for rack space to house our servers or bandwidth to deliver content from our servers to Internet users. By hosting our servers, ISPs obtain access to popular content from the Internet that is served from our platform. As a result, when this content is requested by a user, the ISP does not need to pay for the bandwidth otherwise necessary to retrieve the content from the originating Web site.

      We monitor our platform through our Network Operations Command Center, which we call the NOCC, located at our corporate headquarters, with a back-up facility on the West Coast. Expert network operations personnel staff the NOCC 24 hour per day. We perform real-time monitoring of our own servers and of the Internet to make certain that content is delivered to users with the best possible performance and reliability. A key design principle of our system is the use of a distributed network of servers with no single point of failure. As a result, if any computer, data center or portion of the Internet fails, our services will continue operating. We constantly monitor the performance of connections between various locations around the Internet and our regions using numerous types of network information to determine the performance of these connections. The result is a “map” of the optimal Akamai region for each location at that point in time. We rebuild this map periodically to reflect changing conditions.

      Real-time monitoring also enhances reliability. Our servers maintain ample redundancy with other servers in our network to ensure the highest level of performance and reliability for our customers. This is increasingly important for reliably delivering the mission-critical content and applications of an enterprise over IP networks which, on their own, are often unreliable.

Customers

      Our customer base is centered on enterprises. As of December 31, 2001, customers who have adopted our services include many of the world’s leading enterprises, including Apple Computer, Inc., Barnes & Noble, Best Buy, Federal Express, General Motors Corporation, Target Corporation and Xerox Corporation. We have also begun to address the needs of the government market and, as of December 31, 2001, had customers such as the Centers for Disease Control and Prevention, the U.S. Geological Survey’s Earthquake Hazards Program and the U.S. Government Printing Office. No customer accounted for 10% or more of total revenue for the year ended December 31, 2001. For the year ended December 31, 2000, Apple Computer represented 12% of total revenue. For the year ended December 31, 1999, Yahoo! and Apple Computer represented 22% and 13% of total revenue, respectively. During the year ended December 31, 2001, we entered into a technology license and service agreement with Sockeye Networks Inc., or Sockeye, an affiliate of Akamai. See Note 16 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on Sockeye.

Sales, Service and Marketing

      Our sales and service professionals are located in the United States and Europe, with ten offices in the United States and three offices in Europe. We market and sell our services and software domestically and internationally through our direct sales and services organization and through over 60 resellers including Compaq Computer Corporation, Digex, Inc., Electronic Data Systems Corporation, or EDS, International Business Machines, or IBM, InterNap Network Services, Telefonica Group and others. Our sales and support organization includes employees in direct and channel sales, customer service, account management and technical consulting. As of December 31, 2001, we had approximately 245 employees in our sales and support organization, including 79 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and global services personnel, and how well we continue to establish and maintain relationships with our strategic partners. We believe that the complexity of our services will require a number of highly trained global sales and services personnel.

      To support our sales efforts and promote the Akamai name, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, trade shows, strategic partnerships and on-going customer communication programs. As of December 31, 2001, we had 18 employees in our marketing communications organization. We have a prepaid advertising contract with CNN News Group that was originally entered into by InterVu, which we acquired in April 2000. The advertising agreement is effective through November 2002 and provides for on-air and online advertising and promotional opportunities across CNN’s properties. For additional information on this advertising contract, see Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Engineering and Development

      Our engineering and development organization is continuously enhancing and improving our existing services, strengthening our network and creating new services in response to our customers needs and market demand. As of December 31, 2001, we had approximately 300 employees in our engineering and development organization, many of whom hold advanced degrees in their field. Our engineering and development expenses were $61.5 million, $55.6 million and $11.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      We have numerous initiatives in our development program, including the continued development of Edge Side Includes, or ESI, a simple markup language that allows edge servers and central servers to communicate in a distributed computing environment. ESI is an open standard language, such as XML, and has been co-authored by several leading software companies including Oracle Corporation, BEA Systems, Inc. and IBM. As application providers begin to adopt ESI in their offerings, our EdgeSuite service will become immediately compatible with these applications and will allow us to sell our services to the application user. While we intend to continue to extend our platform with proprietary technology to make available to our customers our unique services and software, we also intend to simultaneously support and maintain open interconnections standards to facilitate the broadest possible deployment and partnering opportunities.

Competition

      The market for outsourced e-business infrastructure services and software is new, intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition for our services to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•	performance of services and software;

•	reduced infrastructure complexity;

•	ease of implementation and use of service;

•	scalability;

•	customer support; and

•	return on investment in terms of cost savings and new revenue opportunities for our customers.

      We compete primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. Some of these companies resell our services. We also compete with companies that host online conferences using proprietary conferencing applications. We do not believe that any other company currently offers the range of solutions that we offer through our EdgeSuite service.

Proprietary Rights and Licensing

      Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently have several issued United States patents covering our content delivery technology, and we have numerous additional patent applications pending. We cannot predict whether any of these issued patents will afford us any meaningful protection. We cannot predict whether any patent application we filed will result in any issued patent or, if a patent is issued, any meaningful protection. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or software or to obtain and use information that we regard as proprietary. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. In September 2000, we filed suit in federal court in Massachusetts against Digital Island, Inc. for infringing one of our licensed patents and certain patents issued to InterVu. Digital Island subsequently filed a patent infringing suit against us in California. For a further discussion of this litigation, see Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Employees

      As of December 31, 2001, we had a total of 841 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Factors Affecting Future Operating Results

      We believe that this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this Annual Report on Form 10-K consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

Failure to increase our revenue or unexpected increases in expenses would prevent us from achieving and maintaining profitability.

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

If we are required to obtain additional funding, such funding may not be available on acceptable terms or at all.

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

      We were founded in August 1998 and began offering our services commercially in April 1999. We have limited historical financial data upon which to base planned operating expenses and upon which investors may evaluate our prospects and us. In addition, while our operating expenses are largely based on anticipated but unpredictable revenue trends, a high percentage of these expenses is and will continue to be fixed in the short-term. Because of our limited operating history, our business strategy may not successfully address all of the risks we face.

We are primarily dependent on the Internet-related services and software that we provide to e-businesses, and our future revenue depends on continued demand for such services and software.

      Our future growth currently depends on the commercial success of our outsourced e-business infrastructure services and software solutions for enterprises. We refer to such enterprises as e-businesses. While we have been selling our services commercially since April 1999, sales may not continue in the future for a variety of reasons. First, the market for our services and software is relatively new and issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability remain unresolved and are likely to affect its development. Furthermore, our new services, including those under development, may not achieve widespread market acceptance. Failure of our current and planned services and software to operate as expected could also hinder or prevent their adoption. If a broad-based, sustained market for our services does not emerge and our target customers do not adopt, purchase and successfully deploy our current and planned services and software, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

Any failure of our network infrastructure could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

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

      For our EdgeSuite, FreeFlow and FreeFlow Streaming services, we currently provide a content delivery service guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. Generally, if we do not provide this service, the customer does not pay for its services on that day. Any widespread loss or interruption of services would reduce our revenue and could harm our business, financial results and reputation.

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

      Terrorist attacks in New York, Pennsylvania and Washington, D.C. in September of 2001 disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market and sell our services and software, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long term material adverse effect on our business, results of operations or financial condition.

Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of December 31, 2001, our network consisted of over 13,500 servers across more than 1,000 different networks. Our customers and we have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

•	loss of or delay in revenues and loss of market share;

•	diversion of development and engineering resources;

•	loss of credibility or damage to business reputation;

•	increased service costs; and

•	legal actions by our customers.

Any failure of our telecommunications and network providers to provide required transmission capacity to us could result in interruptions in our services.

      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. A number of these network providers have recently filed for protection under the federal bankruptcy laws. As a result, there is uncertainty about whether such providers or others that enter into bankruptcy will be able to continue to provide services to us. Any failure of these network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. This failure may be a result of the telecommunications providers or Internet service providers ceasing operations, experiencing interruptions or other failures, failing to comply with or terminating their existing agreements with us, otherwise denying or interrupting service, refusing to enter into relationships with us or only agreeing to enter into relationships with us on terms that are not commercially acceptable to us. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

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

      We derived a portion of our revenue in the year ended December 31, 2001 from fees under license and development agreements. We expect to derive a portion of our revenue in the future from license agreements that we have entered into as well as additional licensing arrangements, development agreements and other strategic technology arrangements that we may enter into. We may not be successful in completing any additional arrangements within the time periods we anticipate or at all, which could have an adverse effect on our results of operations.

Some of our current customers are emerging Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term.

      Some of our customers are emerging Internet-based businesses, and we expect to earn a portion of our future revenue from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. In fact, a number of our customers have filed for protection under federal bankruptcy laws. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our accounts receivable collection periods, our future revenue and other financial results.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, including expenses and liabilities recorded in connection with our restructurings in 2001, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. If, for example, the costs associated with terminating certain real property leases vacated by us in our restructurings is greater than the amount we have accrued in connection therewith, our net income would be reduced which could have a negative impact on our financial statements and results of operations. This, in turn, could adversely affect our stock price.

If we are unable to scale our network as demand increases, the quality of our services may diminish and we may lose customers.

      Our network of servers may not be scalable to expected customer levels while maintaining superior performance. We cannot be certain that our network of servers will connect and manage a substantially larger number of customers at high transmission speeds. In addition, as customers’ usage of bandwidth increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds. We cannot ensure that we will be able to make these investments successfully or at an acceptable or commercially reasonable cost. Our failure to achieve or maintain high capacity data transmission could significantly reduce demand for our services, reducing our revenue in general and causing our business and financial results to suffer.

If we do not respond rapidly to technological changes, we may lose customers.

      The market for outsourced e-business infrastructure services and software is likely to continue to be characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge, and our services become obsolete, which would materially and adversely affect our business, results of operations and financial condition which would be materially and adversely affected.

If our license agreement with MIT terminates, our business could be adversely affected.

      We have licensed from the Massachusetts Institute of Technology, or MIT, technology covered by various patent applications and copyrights relating to Internet content delivery technology. Some of our technology is based in part on the technology covered by these patent applications and copyrights. Our license is effective for the life of the patent and patent applications; however, under limited circumstances, such as our insolvency or our material breach the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business.

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

      We have expanded our operations rapidly since our inception. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. In order to grow and achieve future success, we must also improve our ability to effectively manage multiple relationships with our customers, suppliers and other third parties. In addition, from time to time, we have been required to downsize our operations in order to effectively manage our business. Failure to take any of the steps necessary to manage our growth properly would have a material adverse effect on our business, results of operations and financial condition.

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

      We have expanded our international operations to Munich, Germany; London, England and Paris, France. In addition, in April 2001, we formed a joint venture with SOFTBANK Broadmedia Corporation to create Akamai Technologies Japan KK, of which we own 40% of the common stock. A key aspect of our business strategy is to continue to expand our sales and support organizations internationally. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	market acceptance of our software and services in countries outside the United States;

•	increased expenses associated with marketing services in foreign countries;

•	general economic conditions in international markets;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings.

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

      Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	demand for outsourced e-business infrastructure services and software;

•	the timing and size of sales of our services;

•	the timing of recognizing revenue and deferred revenue;

•	new service and license introductions and enhancements by our competitors and us;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and deliver new services and enhancements that meet customer requirements in a timely manner;

•	the length of the sales cycle for our services;

•	increases in the prices of, and availability of, the products, services, components or raw materials we purchase, including bandwidth;

•	our ability to attain and maintain quality levels for our services;

•	expenses related to testing of our services;

•	costs related to acquisitions of technology or businesses; and

•	general economic conditions as well as those specific to the Internet and related industries.

      Due to the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decrease.

Accounting principles relating to revenue recognition, equity awards and other topics relevant to our business, and our application of those principles, may change.

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

     We may become involved in other litigation that may adversely affect us.

      In the ordinary course of business, we may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

Item 2.     Properties.

      Our headquarters are located in approximately 130,000 square feet of leased office space in Cambridge, Massachusetts. In addition, our primary west coast office is located in approximately 50,000 square feet of leased office space in San Mateo, California. We maintain offices in several other locations in the United States, including Los Angeles, California; San Diego, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Fairfax, Virginia and Seattle, Washington. We also maintain offices in Europe including Munich, Germany; Paris, France and London, England. During 2001, we commenced an operating lease for approximately 110,000 square feet of additional office space in Cambridge, Massachusetts. As a result of reductions in head count in 2001, we are not currently utilizing this additional space and we are actively marketing the space to potential subtenants. We have also exited approximately 175,000 square feet of office space under non-cancellable leases in other locations in the United States including San Diego, California, and Santa Clara, California. If we are unable to successfully sublease our vacated and unoccupied office space, our business may be adversely affected. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 3.     Legal Proceedings.

      We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

      On September 13, 2000, Akamai, together with the Massachusetts Institute of Technology, or MIT, filed suit in Massachusetts federal court against Digital Island Inc., or Digital Island, a wholly-owned subsidiary of Cable and Wireless, plc., for infringing an MIT patent licensed exclusively to us. We refer to such patent as the 703 patent. The complaint was subsequently amended to include a count seeking a declaratory judgment that we did not infringe a Digital Island patent and a count that Digital Island infringes a patent we acquired as a result of our acquisition of InterVu. On September 19, 2000, Digital Island filed suit against us in federal court in California alleging infringement of the Digital Island patent that was the subject of our declaratory judgment request. All claims were heard in a jury trial in Massachusetts federal court in December 2001. On December 21, 2001, the jury found that Digital Island’s Footprint 2.0 content delivery network and service offering infringes seven asserted claims of the 703 patent, but that Digital Island does not infringe the other patent at issue. The jury also ruled we do not infringe Digital Island’s patent. Finally, the jury indicated that three of the seven asserted claims of the 703 patent, although infringed, were invalid due to a United States patent that was filed prior to the patent application that matured into the 703 patent. No judgment has been entered on the jury verdict, and we intend to ask the Court to set aside the adverse jury verdict as to those three claims. Following entry of judgment, the Court will set a schedule for a separate trial to be held on the damages payable by Digital Island as a result of its infringement of the 703 patent.

      On September 21, 2000, we filed a lawsuit against Digital Island in federal court in California for false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. We are seeking damages and injunctive relief. On October 26, 2000, Digital Island filed a counterclaim against us alleging that distribution of certain marketing materials and statements constituted false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. Digital Island is seeking monetary damages and injunctive relief. We intend to vigorously prosecute our claim and aggressively defend Digital Island’s counterclaim. Although we cannot be assured that we will prevail in these actions, we believe that we have meritorious defenses to the claims asserted by Digital Island. We do not believe that the resolution of these claims will have a material adverse effect on our financial condition or results of operations.

      Between July 2, 2001 and August 31, 2001, ten purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters of our October 28, 1999 initial public offering of common stock. We expect these ten complaints to be consolidated at some point in the future. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. We are not presently able to estimate potential losses, if any, related to these lawsuits.

      In January 2000, a former employee of InterVu filed an action against InterVu alleging that InterVu had breached two restricted stock purchase agreements by failing to deliver certain shares of stock after the employee’s resignation. The plaintiff sought specific performance and monetary damages. A bench trial was held in March 2001, and in April 2001 the court ruled in favor of the plaintiff. The court assessed damages against us in the amount of $1.9 million. We have filed a notice of appeal of the trial court’s decision in this case.

      In August 2001, Network Caching Technology, L.L.C., or NCT, amended an existing patent infringement action pending in the United States District Court for the Northern District of California to join Akamai as a co-defendant. The case alleges that numerous entities, namely, Novell, Inc., Volera, Inc., CacheFlow, Inc., Inktomi Corporation and Akamai, infringe four patents relating to network file services and cache mechanisms. We have filed an answer denying the allegations of infringement. Discovery proceedings in the case are on-going. We believe that NCT’s infringement allegations are without merit; however, given the inherent uncertainty of litigation, there can be no assurance that we will prevail in this action. We are not presently able to estimate potential losses, if any, related to this lawsuit.

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters.

      (a) Price Range of Common Stock

      Our common stock is listed on the Nasdaq National Market under the symbol “AKAM.” Public trading of our common stock commenced on October 29, 1999. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market:

	High	Low

Year Ended December 31, 2000:
First Quarter	$345.50	$155.00
Second Quarter	$157.88	$56.63
Third Quarter	$132.94	$45.50
Fourth Quarter	$60.00	$18.06

	High	Low

Year Ended December 31, 2001:
First Quarter	$37.44	$7.22
Second Quarter	$13.34	$5.50
Third Quarter	$9.33	$2.52
Fourth Quarter	$6.75	$2.62

      As of February 25, 2002, there were 567 holders of record of our common stock.

      We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Item 6.     Selected Financial Data.

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations and balance sheet data is derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K or on file with the Securities and Exchange Commission.

      We acquired Network24 in February 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 include the results of operations of Network24 subsequent to February 10, 2000 and the financial position of Network24 as of such date, respectively. We acquired InterVu in April 2000 in a transaction accounted for as a purchase. The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 include the results of operations of InterVu subsequent to April 20, 2000 and the financial position of InterVu as of such date, respectively. Total operating expenses for the year ended December 31, 2001 include amortization of goodwill and intangible assets, impairment of goodwill and restructuring charges.

				Period from
				inception
				(August 20, 1998)
	For the Years Ended December 31,			through
				December 31,
	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$163,214	$89,766	$3,986	$—
Total cost and operating expenses	2,577,112	989,348	60,424	900
Loss from continuing operations	(2,435,512)	(885,785)	(54,169)	(890)
Net loss	(2,435,512)	(885,785)	(57,559)	(890)
Net loss attributable to common stockholders	(2,435,512)	(885,785)	(59,800)	(890)
Basic and diluted net loss per share	$(23.59)	$(10.07)	$(1.98)	$(0.06)
Weighted average common shares outstanding	103,233	87,959	30,177	15,015

	December 31,

	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (includes $29.0 million and $13.6 million of restricted securities for the years ended December 31, 2001 and 2000, respectively)	$210,511	$386,934	$269,554	$6,805
Working capital	136,701	270,396	255,026	6,157
Total assets	421,478	2,790,777	300,815	8,866
Obligations under capital leases and equipment loan, net of current portion	113	421	733	25
Accrued restructuring, net of current portion	10,010	—	—	—
Convertible subordinated notes	300,000	300,000	—	—
Convertible preferred stock	—	—	—	8,284
Total stockholders’ equity (deficit)	$17,234	$2,404,399	$281,445	$(148)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading “Factors Affecting Future Operating Results.”

Overview

      Akamai provides secure, outsourced e-business infrastructure services and software solutions. We market our services and software worldwide through a direct sales force and a reseller channel. Our services and software enable enterprises to reduce the complexity and cost of deploying and operating a uniform Web infrastructure while ensuring superior performance, reliability, scalability and manageability.

      We were formed in August 1998 and began selling our content delivery services commercially in April 1999. We ended 1999 with approximately 227 customers under recurring contract. During 2000 we acquired the businesses of Network24 and InterVu. We recorded a total of $2.9 billion of goodwill and other intangible assets as a result of these acquisitions. In October 2000, we launched our EdgeSuite offering, a suite of services that allows for the high-performance, dynamic delivery of Web content and applications to end users, wherever they are located globally.

      The following significant events occurred in 2001:

•	as a result of a reduction in our market capitalization and other factors, we recorded an impairment charge of $1.9 billion to adjust the carrying amount of goodwill recorded in the acquisitions of Network24 and InterVu to its fair value;

•	in an effort to better align our costs with forecasted revenue, we recorded a restructuring charge of $40.5 million to reflect the severance of approximately 400 employees and the termination of leases related to excess office space;

•	we increased our EdgeSuite customer base to 152 and we ended the year with 1,214 customers under recurring contracts; and

•	by the end of the year our intelligent edge platform was comprised of more than 13,500 servers within over 1,000 networks in 63 countries.

      We have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. We have also incurred significant amortization expense of goodwill and other intangible assets from the acquisition of businesses. Since our inception, we have incurred significant losses and negative cash flows from operations. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses in the future. We believe that our success is dependent on increasing our customer base, developing new services and software that leverage our proprietary technology and maintaining a proper alignment between our cost structure, particularly our cash operating expenses and our revenue goals. In order to achieve these goals, we expect to incur sales, marketing, engineering and development and general and administrative costs in the future at amounts similar to the amounts incurred in 2001.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, allowance for doubtful accounts, investments, intangible assets, income taxes, depreciable lives of property and equipment, restructuring accruals and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

      Our critical accounting policies include the following:

      Revenue Recognition. We recognize revenue from our services and licenses when an enforceable arrangement to deliver the service or license has been established, the service or license has been delivered to and accepted by the customer, the fee for the service or license is fixed or determinable and collection is reasonably assured. We recognize revenue from our content delivery and streaming services based on the customer’s minimum monthly usage commitment plus usage in excess of the minimum commitment as defined in the service arrangement. We record installation and set-up fees as deferred revenue and recognize these fees ratably over the life of the customer contract. We recognize revenue from resellers based on the resellers’ contracted non-refundable minimum purchase commitment, plus amounts sold by the resellers to their customers in excess of the minimum commitment. We recognize revenue from professional services as these services are performed.

      From time to time, we enter into contracts to purchase goods or services for our operations from customers at or about the same time that we enter into contracts to sell services or license software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arm’s length. For all periods presented, revenue recognized from vendors where we purchased goods or services from the vendor at or about the same time that we entered into contracts to sell services or license software was less than 10% of total revenue.

      Allowance for Doubtful Accounts. When estimating our allowance for doubtful accounts, we analyze our accounts receivable aging, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and other factors. If the collection of accounts receivable is not reasonably assured, we defer revenue recognition.

      Cost of Service. We include in cost of service the fees paid to network providers for bandwidth and fees for housing our servers in third-party network data centers. Cost of service also includes network storage costs; live event costs including costs for production, encoding and signal acquisition; and costs of professional services. We include the depreciation on network equipment used to deliver our services in depreciation on the consolidated statements of operations. We enter into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts generally commit us to pay minimum monthly fees plus additional fees for bandwidth usage above the contracted level and, in some instances, commit us to share with the third-party network providers a portion of the revenue recognized from customers that use these third-party networks. In some circumstances, ISPs make available to Akamai rack space for our servers and access to their bandwidth at discounted or no cost. In exchange, the ISPs’ customers benefit by receiving content through a local Akamai server resulting in better content delivery. We do not consider these relationships to represent the culmination of an earnings process. Accordingly, we do not recognize as revenue the value to the ISPs associated with the use of our servers and we do not recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

      Investments. We review all investments for reductions in fair value that are other-than-temporary. We consider several factors when determining whether such reductions are other-than-temporary, including the financial condition and results of operations of the investee and the amount of time the fair value of the investment has been below cost. When such reductions occur, the cost of the investment is adjusted to its fair value through “loss on investments” on the consolidated statements of operations. We adjust our marketable securities to fair value on the consolidated balance sheet through other comprehensive income. We disclose the value of restricted investments on the consolidated balance sheets.

      Impairment of Long-Lived Assets. We review goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such “triggering” events occur, we compare the carrying amounts of the long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that an impairment is present, the amount of the impairment is calculated using discounted expected cash flows using a weighted average cost of capital.

      In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we reclassified to goodwill the carrying amount of our assembled workforce intangible asset. The resulting balance of goodwill was $4.9 million on January 1, 2002. In accordance with SFAS No. 142, we are required to perform a transitional impairment test on goodwill by assigning goodwill to reporting units, determining the fair value of the reporting units and comparing that fair value to the recognized and unrecognized assets and liabilities of the reporting units, including goodwill. We have determined that Akamai has one reporting unit. We have assigned the entire balance of goodwill to this reporting unit as of January 1, 2002 for purposes of performing the transitional impairment test. The fair value of the reporting unit was determined using the market capitalization of Akamai as of January 1, 2002. The fair value was compared to the recognized and unrecognized net assets of the reporting unit, including goodwill. The fair value exceeded the net assets of the reporting unit. Accordingly, we concluded that no further impairment analysis was necessary. We have designated January 1 as the date for our annual impairment test. Unless changes in events and circumstances indicate that an impairment test is required, we expect to test goodwill for impairment again on January 1, 2003.

      Related Party Transactions. From time to time, we may enter into transactions with parties that have relationships with our officers or directors or entities in which we have an ownership interest. Such transactions are reviewed by the Board of Directors and are subject to the prior approval of members of the Board of Directors who do not have a personal interest in the applicable transaction. We disclose all material transactions that, in our judgment, constitute related party transactions. Related parties include our subsidiaries, investments accounted for under the equity method, members of our management and owners of a significant percentage of our common stock and their family members, and any other party that we significantly influence.

      Deferred Tax Asset Valuation Allowance. We provide a valuation allowance against our net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the event that we determine in the future that we will be able to realize our deferred tax assets in excess of their carrying amounts, an adjustment to the valuation allowance would increase net income in the period such determination was made.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 did not have an impact on our consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which will be effective for fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We deploy servers in third party networks and data centers worldwide under various co-location contracts. Many of these contracts require the physical removal, at our expense, of servers from the data centers at the conclusion of the contract. We are reviewing whether these removal requirements constitute an asset retirement obligation under SFAS No. 143.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We do not expect that the adoption of SFAS No. 144 will have a significant impact on our consolidated financial statements.

Results of Operations

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the years indicated:

	2001	2000	1999

Revenue	100.0%	100.0%	100.0%
Cost of service (excludes network-related depreciation included in depreciation below)	33.8	46.8	170.9
Engineering and development (excludes equity-related compensation disclosed separately below)	37.7	61.9	294.7
Sales, general and administrative (excludes equity-related compensation disclosed separately below)	89.5	170.0	713.1
Depreciation	45.2	39.6	85.0
Amortization of goodwill and other intangible assets and acquired in-process research and development	156.7	754.7	1.2
Equity-related compensation	19.3	29.1	251.0
Impairment of goodwill	1,172.0	—	—
Restructuring charge	24.8	—	—

Total cost and operating expenses	1,579.0	1,102.1	1,515.9

Loss from operations	(1,479.0)	(1,002.1)	(1,415.9)
Interest (expense) income, net	(4.0)	15.6	56.9
Other income	0.6	—	—
Losses in equity method investment	(1.2)	—	—
Loss on investments	(7.9)	—	—

Loss before provision for income taxes	(1,491.5)	(986.5)	(1,359.0)
Provision for income taxes	0.7	0.3	—

Net loss before extraordinary loss	(1,492.2)%	(986.8)%	(1,359.0)%

      Revenue. Revenue increased to $163.2 million for the year ended December 31, 2001 compared to $89.8 million for the year ended December 31, 2000 and $4.0 million for the year ended December 31, 1999. Revenue increased in 2001 compared to 2000 primarily due to an increase in our average recurring customer base which grew from approximately 800 to 1,300 during 2001, a change in our customer mix toward larger enterprise customers and away from emerging Internet-based businesses and a shift in our service mix toward higher priced services. These factors contributed approximately $54.3 million to 2001 revenue growth. Revenue also increased in 2001 due to an increase in license revenue, which contributed $6.7 million to 2001 revenue growth, and an increase in service and license revenue with related parties, which contributed $12.4 million to 2001 revenue growth. Revenue increased in 2000 compared to 1999 due to an increase in our average recurring customer base. For each of the years ended December 31, 2001, 2000 and 1999, over 90% of our revenue was derived from customers located in the United States. For the year ended December 31, 2001, no customer accounted for more than 10% of total revenue. For the year ended December 31, 2000, one customer, Apple Computer, accounted for 12% of total revenue. In April 2001, we re-signed Apple Computer to a one-year contract. We do not expect that revenue from Apple Computer will exceed 10% of total revenue for any future period. For the year ended December 31, 1999, Apple Computer and Yahoo! accounted for 22% and 13% of total revenue, respectively.

      Cost of Service. Cost of service increased to $55.1 million for the year ended December 31, 2001 compared to $42.0 million for the year ended December 31, 2000 and $6.8 million for the year ended December 31, 1999. Cost of service increased in each year primarily due to higher bandwidth costs as a result of the expansion of our network and the increased amount of content delivered over our network. Gross margins, excluding network-related depreciation, were 66.2%, 53.2% and (70.9)% for the years ended

December 31, 2001, 2000 and 1999, respectively. Gross margins increased in each period due to a decline in the ratio of bandwidth costs to our service prices and an increase in licensing revenue. Gross margins on our service revenue, excluding network-related depreciation, were 59.3%, 48.2% and (70.9)% for the years ended December 31, 2001, 2000 and 1999, respectively. Our long range gross margin target is 65%-70%. We believe that in order to achieve this objective, we must closely manage our bandwidth contracts, terminate unprofitable service agreements with customers and maintain the price levels of our services.

      Engineering and Development. Engineering and development expenses consist primarily of salaries and payroll-related expenses and other costs related to the design, development, testing, deployment, operation, monitoring and enhancement of our services and our network. To date, we have expensed engineering and development costs as incurred. We believe that product development is critical to our future objectives and we intend to continue to enhance our technology to meet the challenging requirements of market demand. Engineering and development expenses were $61.5 million for the year ended December 31, 2001 compared to $55.6 million for the year ended December 31, 2000 and $11.7 million for the year ended December 31, 1999. Engineering and development expenses increased in 2001 compared to 2000 due to increased personnel and payroll-related expenses as a result of increased average headcount in the engineering organization, partially offset by a decrease in consulting, temporary employees and recruiting expenses. Engineering and development expenses increased in 2000 compared to 1999 primarily due to an increase in personnel and payroll-related expenses as a result of increased headcount in the engineering organization. We do not expect the amount of engineering and development expenses to increase during 2002 as compared to 2001.

      Sales, General and Administrative. Sales, general and administrative, or SG&A, expenses consist primarily of salaries and payroll-related expenses for marketing, sales, operations and finance personnel, sales commissions, fees for professional services, advertising costs, provision for doubtful accounts and rent expense for leased properties. SG&A expenses were $146.1 million for the year ended December 31, 2001 compared to $152.5 million for the year ended December 31, 2000 and $28.4 million for the year ended December 31, 1999. SG&A decreased in 2001 primarily due to decreased travel expenditures, recruiting expenditures and advertising expenses, partially offset by increased personnel and payroll-related expenses due to an increase in average headcount, increased provision for doubtful accounts and increased insurance and legal expenses. SG&A expenses increased in 2000 as compared to 1999 due to increased personnel and payroll-related expenses as a result of increases in headcount to support our growth. We do not expect the amount of SG&A to increase during 2002 as compared to 2001.

      Depreciation. Depreciation expense consists of depreciation of our network equipment and property and equipment used by us internally. Depreciation expense was $73.8 million for the year ended December 31, 2001 compared to $35.6 million for the year ended December 31, 2000 and $3.4 million for the year ended December 31, 1999. Depreciation expense increased in each year primarily as a result of the expansion of our network. We do not expect depreciation expense to increase substantially in 2002 as compared to 2001.

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets consists primarily of the amortization of intangible assets, including goodwill, acquired in business combinations. Amortization of goodwill and other intangible assets was $255.8 million for the year ended December 31, 2001 compared to $676.1 million for the year ended December 31, 2000 and $47.0 million for the year ended December 31, 1999. Amortization of goodwill and other intangible assets decreased in 2001 as compared to 2000 due to a write-off of goodwill as a result of an impairment recorded in the first quarter of 2001 as described under the heading “Impairment of Goodwill” below. Amortization of goodwill and other intangible assets increased in 2000 compared to 1999 due to acquisitions of businesses in 2000. We expect amortization of other intangible assets to decrease significantly in 2002 as compared to 2001. We will cease to amortize goodwill as of January 2002 in accordance with SFAS No. 142.

      Acquired In-Process Research and Development. Acquired in-process research and development, which we refer to as IPR&D, consists of a charge of $1.4 million in 2000 for the value of development projects acquired from InterVu, which we acquired in April 2000, that had not reached technological feasibility and had no alternative future use. IPR&D was identified and valued through interviews and analysis of data provided by management regarding products under development. Development projects that had reached technological feasibility were classified as completed technology and are being amortized over three years. Projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and were charged to expense on the date of the acquisition. The value of IPR&D was determined based on each project’s stage of development, the time and resources needed for completion, the contribution of core technology and the projected discounted cash flows of completed products. The discount rate was determined considering our weighted average cost of capital and the risks surrounding the successful completion of the projects under development.

      Equity-Related Compensation. Equity-related compensation expense was $31.5 million for the year ended December 31, 2001 compared to $26.1 million for the year ended December 31, 2000 and $10.0 million for the year ended December 31, 1999. Equity-related compensation expense increased in 2001 compared to 2000 primarily due to an employee stock option exchange offer that was completed in May 2001 and that increased deferred compensation by $36.1 million. For additional information on the exchange offer, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K. Equity-related compensation increased in 2000 compared to 1999 primarily as a result of the acceleration of stock option vesting for a number of terminated employees. The balance of deferred compensation as of December 31, 2001 was $38.9 million. We expect to fully amortize this balance to equity-related compensation expense over the next three years.

      Impairment of Goodwill. Impairment of goodwill for the year ended December 31, 2001 reflects a charge of $1,912.8 million to adjust the carrying amount of goodwill arising from the acquisitions of Network24 and InterVu to its fair value as of March 31, 2001. We periodically review goodwill and other long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. We consider several factors in determining whether an impairment may have occurred, including Akamai’s market capitalization in relation to its book value, the overall business climate and recent estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. We grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, we recorded an impairment charge of $1,912.8 million for the three months ended March 31, 2001 to adjust the carrying amount of goodwill to its fair value.

      Restructuring charge. Restructuring charges were $40.5 million for the year ended December 31, 2001. In April 2001, we terminated approximately 150 employees from all areas of the Company and commenced the termination and subleasing of excess office space under non-cancelable operating leases. As a result of these actions, we recorded a restructuring charge of $26.2 million for the three months ended June 30, 2001. In October 2001, we reduced our workforce by an additional 250 employees and vacated additional operating leases. As a result, we recorded a restructuring charge of $14.3 million for the three months ended December 31, 2001. We expect that these actions will result in salary and personnel-related savings of approximately $35.0 million over the next fiscal year. These charges were measured based on:

•	the amount of severance and other expenses related to terminated employees;

•	the estimated amount of future rent payments for permanently vacated operating leases, less estimated sublease income;

•	the estimated amount of lease termination fees; and

•	the estimated amount of impaired leasehold improvements located in vacated facilities.

As of December 31, 2001, we had paid substantially all of the severance liability. We plan to complete the consolidation and subleasing of office space as soon as possible, subject to market and other conditions. We expect that we will complete the restructuring plan within one year.

      As of December 31, 2001, we had made $11.6 million of cash payments against the restructuring liability. The restructuring liability is summarized below (in millions):

		Leasehold
	Leases	Improvements	Severance	Total

Restructuring charge for the year ended December 31, 2001	$34.1	$1.3	$5.1	$40.5
Cash payments through December 31, 2001	(6.5)	—	(5.1)	(11.6)
Non-cash charge	—	(1.3)	—	(1.3)

Ending balance, December 31, 2001	$27.6	$—	$—	$27.6

      The restructuring liability related to non-cancelable operating leases is based on then-available market data and discussions with our lessors. In the event that these operating leases are terminated at a higher or lower cost than the amount accrued as of December 31, 2001, we will record an adjustment to the restructuring liability through a restructuring charge.

      Interest Income. Interest income consists of interest earned on invested cash balances, which are invested in money market funds, United States Treasury obligations and high-quality corporate obligations. Interest income was $12.3 million for the year ended December 31, 2001 compared to $22.9 million for the year ended December 31, 2000 and $4.4 million for the year ended December 31, 1999. Interest income decreased in 2001 compared to 2000 primarily as a result of a decrease in our invested cash. Interest income increased in 2000 compared to 1999 due to investment of the proceeds from the issuance of our $300 million 5 1/2% convertible notes issued in June 2000 and from our initial public offering in October 1999. We expect interest income to decrease in 2002 as a result of a decrease in our invested cash balance.

      Interest Expense. Interest expense consists of interest paid on our debt obligations and the amortization of deferred financing costs. Interest expense was $18.9 million for the year ended December 31, 2001 compared to $8.9 million for the year ended December 31, 2000 and $2.1 million for the year ended December 31, 1999. Interest expense increased in 2001 compared with 2000 and increased in 2000 as compared with 1999 as a result of interest expense accrued on our 5 1/2% convertible notes. We expect interest expense to remain approximately the same in 2002 as compared to 2001.

      Other Income. We received $1.0 million in proceeds from a key-person life insurance policy as a result of the death in September 2001 of Daniel M. Lewin, our co-founder.

      Losses in Equity Method Investment. Losses in equity method investment of $2.0 million for the year ended December 31, 2001 reflects our share of the losses in Sockeye. See Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of Sockeye.

      Loss on Investments. Loss on investments for the year ended December 31, 2001 includes a realized loss of $2.8 million from the sale of an investment in the preferred stock of a private company and $10.2 million to adjust the cost basis of equity investments to fair value as a result of a decline in the values of those investments that, in the opinion of management, was other-than-temporary. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Liquidity and Capital Resources

      Prior to our initial public offering in October 1999, we financed our operations primarily through private sales of our capital stock and issuance of senior subordinated notes totaling approximately $124.6 million in net proceeds through December 31, 1999. In October 1999, we sold shares of common stock through our initial public offering. Net proceeds to us from the initial public offering were $217.6 million after deducting an aggregate of $16.4 million in underwriting discounts and commissions to the underwriters. Since our initial public offering, we have funded our operations through the cash raised in our initial public offering, cash flows from operations and proceeds from the sale of our 5 1/2% convertible notes.

      In June 2000, we issued $300.0 million of 5 1/2% convertible notes for aggregate net proceeds of $290.2 million. The notes are due July 1, 2007 and are convertible any time, at the option of the holders, into shares of our common stock at a conversion price of $115.47 per share, subject to adjustment under certain circumstances. In January 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission that will enable us to sell up to $500 million of equity or debt securities in one or more public offerings. To date, we have not offered or sold any securities under this registration statement. In addition, we have secured approximately $10 million in equipment financing for future capital expenditures. As of December 31, 2001, cash, cash equivalents and marketable securities totaled $210.5 million, $29.0 million of which was restricted by letters of credit issued in favor of third-party beneficiaries, principally related to operating leases.

      Cash used in operating activities was $119.3 million for the year ended December 31, 2001 compared to $122.9 million for the year ended December 31, 2000 and $32.3 million for the year ended December 31, 1999. Cash used in operating activities in 2001 reflects an increase in losses from operations before non-cash expenses such as amortization, depreciation and equity-related compensation, and an increase in accounts receivable, partially offset by an increase in current liabilities and a decrease in prepaid expenses and other current assets. Cash used in operating activities in 2001 also includes payments against our restructuring liability of $11.6 million for the year ended December 31, 2001. We expect to make payments against our restructuring liability of at least $17.6 million over the next 12 months and $10.0 million thereafter. Payments against our restructuring liability may be higher if we are unable to terminate certain abandoned real estate operating leases at expected rates or we are unable to obtain sublease income on such properties. Cash used in operating activities in 2000 and 1999 reflects losses from operations prior to non-cash expenses and an increase in accounts receivable and prepaid expenses and other current assets, partially offset by an increase in other current liabilities. We expect cash flows from operating activities to be negative through at least the next 12 months.

      Cash provided by investing activities was $39.6 million for the year ended December 30, 2001. Cash used in investing activities was $316.1 million for the year ended December 31, 2000 and $25.9 million for the year ended December 31, 1999. Cash provided by investing activities in 2001 reflects net purchases, sales and maturities of investments of $103.8 million and purchases of property and equipment of $64.5 million, consisting primarily of servers for the deployment and expansion of our network and information systems used to operate our business. Cash used in investing activities in 2000 reflects net purchases, sales and maturities of investments of $201.4 million, purchases of property and equipment of $131.9 million and cash acquired from the acquisition of business of $17.2 million. Cash used in investing activities in 1999 consists primarily of purchases of property and equipment. We expect capital expenditures to decrease significantly in 2002 as compared to 2001. We expect to finance future capital expenditures through current cash and marketable securities or vendor financing.

      Cash provided by financing activities was $8.5 million for the year ended December 31, 2001, $320.0 million for the year ended December 31, 2000 and $321.0 million for the year ended December 31, 1999. Cash provided by financing activities in 2001 consists of proceeds from the issuance of common stock under stock option and employee stock purchase plans and the repayment of notes receivable from officers for stock, partially offset by payments against capital lease obligations. Cash provided by financing activities in 2000 consists primarily of the sale of our 5 1/2% convertible notes and the issuance of common stock under stock option and employee stock purchase plans. Cash provided by financing activities in 1999 primarily reflects the sale of common stock in our initial public offering and the sale of convertible preferred stock.

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities will be sufficient to meet our cash needs for working capital and capital expenditures on both a short-term and long-term basis. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments

      The following table presents our contractual obligations and commercial commitments as of December 31, 2001 over the next five years and thereafter (in millions):

	Payments Due by Period

		Less than
Contractual Obligations	Amount	one year	1-2 years	3-4 years	After 5 years

5 1/2% convertible notes	$300.0	—	—	—	$300.0
Operating and capital leases	193.1	$24.9	$47.0	$42.0	79.2
Bandwidth and co-location	39.2	23.0	16.2	—	—
CNN advertising agreement(1)	10.0	10.0	—	—	—

Total contractual cash obligations	$542.3	$57.9	$63.2	$42.0	$379.2

(1)	This obligation may be satisfied in cash or common stock, at our option. See Note 17 to the consolidated financial statements located elsewhere in this Annual Report on Form 10-K.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. An increase or decrease in interest rates of 100 to 200 basis points would not materially affect the fair value of our investment portfolio as of December 31, 2001. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We also hold investments in the common or preferred stock of several public and private companies. The carrying value of these investments at December 31, 2001 was $7.7 million. Due to the limited operating history of these companies we may not be able to recover our initial investment.

      Our 5 1/2% convertible notes are subject to changes in market value. As of December 31, 2001, the carrying amount and market value of these notes were $300.0 million and $156.0 million, respectively.

      We have foreign operations in Europe and we have established a joint venture in Japan. As a result, we are exposed to fluctuations in foreign exchange rates. However, we do not expect that changes in foreign exchange rates will have a significant impact on our consolidated results of operations, financial position or cash flows. We may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Akamai Technologies, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of convertible preferred stock and stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 18, 2002

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(in thousands, except share and
	per share data)
Assets
Current assets:
Cash and cash equivalents	$78,774	$150,130
Marketable securities (including restricted securities of $11,166 and $13,634 at December 31, 2001 and 2000, respectively)	113,906	159,522
Accounts receivable, net of allowance for doubtful accounts of $3,832 and $2,291 at December 31, 2001 and 2000, respectively	20,067	22,670
Prepaid expenses and other current assets	15,252	23,022

Total current assets	227,999	355,344
Property and equipment, net (Note 6)	132,237	143,041
Marketable securities (including restricted securities of $17,831 and $0 at December 31, 2001 and 2000, respectively)	17,831	77,282
Goodwill and other intangible assets, net (Note 7)	19,351	2,186,157
Other assets	24,060	28,953

Total assets	$421,478	$2,790,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,076	$52,212
Accrued expenses	16,307	4,327
Accrued interest payable	8,250	8,754
Accrued payroll and benefits	11,679	14,240
Deferred revenue	4,948	4,335
Current portion of obligations under capital leases and equipment loan	405	1,080
Current portion of accrued restructuring (Note 10)	17,633	—

Total current liabilities	91,298	84,948
Obligations under capital leases and equipment loan, net of current portion	113	421
Accrued restructuring, net of current portion (Note 10)	10,010	—
Other liabilities	2,823	1,009
Convertible notes (Note 9)	300,000	300,000

Total liabilities	404,244	386,378

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 115,099,317 shares issued and outstanding at December 31, 2001; 108,203,290 shares issued and outstanding at December 31, 2000	1,151	1,082
Additional paid-in capital	3,438,706	3,382,582
Deferred compensation	(38,888)	(22,313)
Notes receivable from officers for stock	(3,342)	(5,704)
Accumulated other comprehensive loss	(515)	(6,882)
Accumulated deficit	(3,379,878)	(944,366)

Total stockholders’ equity	17,234	2,404,399

Total liabilities and stockholders’ equity	$421,478	$2,790,777

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Revenue:
Service	$135,342	$81,031	$3,986
License	12,434	5,735	—
Service and license from related parties (Note 16)	15,438	3,000	—

Total revenue	163,214	89,766	3,986

Cost and operating expenses:
Cost of service (excludes $42,677, $19,522 and $2,191 of network-related depreciation for 2001, 2000 and 1999, respectively, included in depreciation below)	55,132	41,980	6,811
Engineering and development (excludes $9,929, $8,561 and $5,061 of equity-related compensation for 2001, 2000 and 1999, respectively, disclosed separately below)	61,451	55,606	11,749
Sales, general and administrative (excludes $21,528, $17,586 and $4,944 of equity-related compensation for 2001, 2000 and 1999, respectively, disclosed separately below)	146,112	152,549	28,425
Depreciation	73,820	35,585	3,387
Amortization of goodwill and other intangible assets	255,804	676,109	47
Acquired in-process research and development	—	1,372	—
Equity-related compensation	31,457	26,147	10,005
Impairment of goodwill (Note 7)	1,912,840	—	—
Restructuring charge (Note 10)	40,496	—	—

Total cost and operating expenses	2,577,112	989,348	60,424

Loss from operations	(2,413,898)	(899,582)	(56,438)
Interest income	12,257	22,912	4,414
Interest expense	(18,859)	(8,928)	(2,145)
Other income	1,002	—	—
Losses in equity method investment (Note 16)	(2,000)	—	—
Loss on investments (Note 5)	(12,952)	—	—

Loss before provision for income taxes and extraordinary loss	(2,434,450)	(885,598)	(54,169)
Provision for income taxes (Note 15)	1,062	187	—

Loss before extraordinary loss	(2,435,512)	(885,785)	(54,169)
Extraordinary loss from extinguishment of debt (Note 9)	—	—	3,390

Net loss	(2,435,512)	(885,785)	(57,559)
Dividends and accretion to preferred stock redemption value	—	—	2,241

Net loss attributable to common stockholders	$(2,435,512)	$(885,785)	$(59,800)

Basic and diluted net loss per share	$(23.59)	$(10.07)	$(1.98)

Weighted average common shares outstanding	103,233	87,959	30,177

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2001	2000	1999

	(in thousands)
Cash flows from operating activities:
Net loss	$(2,435,512)	$(885,785)	$(57,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329,624	711,694	3,434
Amortization of deferred financing costs and discount on senior subordinated notes and equipment loan	1,389	740	542
Equity-related compensation	31,457	26,147	10,005
Amortization of prepaid advertising acquired for common stock (Note 17)	5,632	7,157	—
Provision for doubtful accounts	7,938	5,104	70
Acquired in-process research and development	—	1,372	—
Loss on disposal of property and equipment	126	—	33
Interest income on notes receivable from officers for stock	(331)	(334)	(183)
Loss on investments	12,952	—	—
Losses in equity method investment (Note 16)	2,000	—	—
Foreign currency losses	196	—	—
Impairment of goodwill (Note 7)	1,912,840	—	—
Impairment of leasehold improvements (Note 10)	1,250	—	—
Extraordinary loss on early extinguishment of debt	—	—	3,390
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(4,640)	(20,976)	(1,658)
Prepaid expenses and other current assets	7,480	(17,864)	(5,082)
Accounts payable, accrued expenses and other current liabilities	7,586	46,180	13,991
Deferred revenue	615	2,974	698
Other noncurrent assets and liabilities	116	717	—

Net cash used in operating activities	(119,282)	(122,874)	(32,319)

Cash flows from investing activities:
Purchase of property and equipment	(64,526)	(131,859)	(25,670)
Purchase of investments	(160,076)	(491,547)	(225)
Cash acquired from the acquisition of businesses, net of cash paid	—	17,207	—
Proceeds from sales of property and equipment	289	—	—
Proceeds from sales and maturities of investments	263,865	290,135	—

Net cash provided by (used in) investing activities	39,552	(316,064)	(25,895)

	For the Year Ended December 31,

	2001	2000	1999

	(in thousands)
Cash flows from financing activities:
Proceeds from the issuance of 5 1/2% convertible subordinated notes, net of financing costs	—	290,200	—
Proceeds from equipment financing loan	—	—	1,500
Payments on capital leases and equipment financing loan	(1,176)	(753)	(402)
Proceeds from the issuance of senior subordinated notes, net	—	—	14,970
Payment on senior subordinated notes	—	(2,751)	(12,249)
Proceeds from the issuance of common stock, net	—	—	215,425
Proceeds from the issuance of convertible preferred stock, net	—	—	101,304
Proceeds from the issuance of common stock upon the exercise of warrants	—	10	84
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	7,024	32,571	331
Repayments on notes receivable from officers for stock	2,693	765	—

Net cash provided by financing activities	8,541	320,042	320,963

Effects of exchange rate translation on cash and cash equivalents	(167)	(528)	—

Net (decrease) increase in cash and cash equivalents	(71,356)	(119,424)	262,749
Cash and cash equivalents, beginning of year	150,130	269,554	6,805

Cash and cash equivalents, end of year	$78,774	$150,130	$269,554

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2001, 2000 and 1999

								Accumulated		Total
	Convertible							Other		Share-
	Preferred Stock		Common Stock		Additional			Compre-	Accumu-	holders’	Compre-
					Paid-in	Deferred	Notes	hensive	lated	Equity	hensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable	Loss	Deficit	(Deficit)	Loss

	(In thousand, except per share data)
Balance at December 31, 1998	1,100,000	$8,284	34,565,310	$346	$2,034	$(1,506)			$(1,022)	$(148)
Sale of restricted common stock			1,980,000	20	902	(623)				299
Sale of restricted common stock in exchange for notes			7,840,000	78	20,986	(15,340)	$(5,724)			—
Sale of Series B convertible preferred stock	1,327,500	19,875
Sale of Series C convertible preferred stock	145,195	5,000
Sale of Series D convertible preferred stock	685,194	12,475
Sale of Series E convertible preferred stock	1,867,480	48,966
Sale of Series F convertible preferred stock	985,545	14,988
Dividends and accretion to preferred stock redemption value		2,241			(2,241)					(2,241)
Issuance of warrants					3,902					3,902
Deferred compensation for the grant of stock options					22,267	(22,267)				—
Amortization of deferred compensation						10,005				10,005
Conversion of convertible preferred stock	(6,110,914)	(111,829)	38,467,466	385	111,444					111,829
Issuance of common stock upon the Company’s initial public offering, net of offering costs			9,000,000	90	215,335					215,425
Issuance of common stock upon exercise of warrants			96,249	1	83					84
Issuance of common stock upon exercise of stock options			549,500	5	27					32
Interest on notes receivable							(183)			(183)
Net loss									(57,559)	(57,559)

Balance at December 31, 1999	—	—	92,498,525	925	374,739	(29,731)	(5,907)		(58,581)	281,445
Comprehensive loss:
Net loss									(885,785)	(885,785)	$(885,785)
Foreign currency translation adjustment								$(452)		(452)	(452)
Unrealized losses on investments								(6,430)		(6,430)	(6,430)

Comprehensive loss											(892,667)

Issuance of common stock upon the exercise of stock options and warrants			4,818,290	48	28,459					28,507
Issuance of common stock under employee stock purchase plan			181,533	2	4,080					4,082
Interest on notes receivable							(334)			(334)
Repayments of notes receivable							765			765
Issuance of common stock for the acquisition of businesses			10,679,444	107	2,958,909		(228)			2,958,788
Deferred compensation for the grant of stock options and the issuance of restricted common stock			25,498	—	2,584	(2,584)				—
Acceleration of stock option vesting					13,811					13,811
Amortization of deferred compensation						10,002				10,002

Balance at December 31, 2000	—	—	108,203,290	1,082	3,382,582	(22,313)	(5,704)	(6,882)	(944,366)	2,404,399
Comprehensive loss:
Net loss									(2,435,512)	(2,435,512)	(2,435,512)
Foreign currency translation adjustment								2		2	2
Unrealized losses on investments								(94)		(94)	(94)
Reclassification adjustment for investment losses included in net income								6,459		6,459	6,459

Comprehensive loss											$(2,429,145)

Issuance of common stock upon the exercise of stock options and warrants			1,541,581	15	3,279					3,294
Issuance of common stock under employee stock purchase plans			577,932	6	3,706					3,712
Issuance of common stock for InterVu acquisition (Note 20)			183,645	2	(2)					—
Interest on notes receivable from officers							(331)			(331)
Repayments of notes receivable from officers							2,693			2,693
Deferred compensation for the grant of stock options and the issuance of restricted stock			5,875,544	59	55,372	(51,151)				4,280
Repurchase and cancellation of restricted stock due to employee terminations			(1,282,675)	(13)	(9,946)	9,956				(3)
Acceleration of stock option and restricted stock vesting					3,715	1,442				5,157
Amortization of deferred compensation						23,178				23,178

Balance at December 31, 2001	—	$—	115,099,317	$1,151	$3,438,706	$(38,888)	$(3,342)	$(515)	$(3,379,878)	$17,234

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Basis of Presentation:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) is a leading provider of secure, outsourced e-business infrastructure services and software. These services and software enable enterprises to reduce the complexity and cost of deploying and operating a uniform Internet Protocol, or IP, infrastructure while ensuring superior performance, reliability, scalability and manageability. Akamai’s services provide its commercial customers a competitive advantage by providing a superior experience for their end user customers without the need to manage and deploy a complex internal infrastructure. Akamai’s intelligent edge platform for content, streaming media and application delivery is comprised of more than 13,500 servers within over 1,000 networks in 66 countries. The Company was incorporated in Delaware in 1998 and has its corporate headquarters at 500 Technology Square, Cambridge, Massachusetts. Akamai operates in one business segment: outsourced e-business infrastructure services and software.

      The consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.     Summary of Significant Accounting Policies:

Use of Estimates

      The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles that require management to make estimates and assumptions about the carrying amounts of reported assets and liabilities and related disclosures. Actual results could differ from those estimates. Significant estimates used in these financial statements include the allowance for doubtful accounts, useful lives of depreciable and intangible assets, the valuation allowance for deferred tax assets and accrued restructuring liabilities.

Revenue Recognition

      Akamai recognizes revenue for its services and licenses when an enforceable arrangement to deliver the service or license has been established, the service or license has been delivered to and accepted by the customer, the fee for the service or license is fixed or determinable and collection is reasonably assured.

      Akamai recognizes revenue from its content delivery and streaming services based on the customer’s minimum monthly usage commitment plus usage in excess of the minimum commitment as defined in the service arrangement. The Company records installation and set-up fees as deferred revenue and recognizes these fees ratably over the life of the customer contract. The Company recognizes revenue from resellers based on the resellers’ contracted non-refundable minimum purchase commitment, plus amounts sold by the resellers to their customers in excess of the minimum commitment.

      Akamai recognizes revenue from professional services as these services are performed. For certain long-term contracts, Akamai recognizes revenue under the completed contract method as provided by Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billings based on completion of certain phases or work. Payments received in advance of revenue recognition are recorded as deferred revenue.

      Akamai recognizes revenue from software licenses when the software is delivered to the customer and all other revenue recognition criteria have been met. For multi-element arrangements, Akamai allocates a portion of the total fee to the undelivered element using vendor specific objective evidence of fair value of that element. The remaining portion of the fee is allocated to the delivered elements using the residual method.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from maintenance and support is recognized ratably over the term of the arrangement and is included in service revenue on the statements of operations. Deferred revenue includes customer advances and amounts that have been billed per contractual terms but have not been recognized as revenue.

      From time to time, the Company enters into contracts to purchase goods or services for the Company’s operations from customers at or about the same time the Company enters into contracts to sell services or license software to these organizations. These transactions are separately negotiated and recorded at terms Akamai considers to be arm’s length. For all periods presented, revenue recognized from vendors where the Company purchased goods or services from the vendor at or about the same time that the Company entered into contracts to sell services or license software was less than 10% of total revenue.

Cost of Service

      Cost of service consists primarily of fees paid to network providers for bandwidth and fees for housing the Company’s servers in third-party network data centers. Cost of service also includes network storage costs; live event costs including costs for production, encoding and signal acquisition; and costs of professional services. Depreciation on network equipment used to deliver the Company’s services is separately stated on the consolidated statements of operations. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts commit Akamai to pay minimum monthly fees plus additional fees for bandwidth usage above the contracted level and, in some instances, commit Akamai to share with the third-party network providers a portion of the revenue recognized from customers that use these third-party networks. In some circumstances, Internet service providers (“ISPs”) make available to Akamai rack space for the Company’s servers and access to their bandwidth at discounted or no cost. In exchange, the ISPs’ customers benefit by receiving content through a local Akamai server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of Akamai’s servers and the Company does not recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

Equity-Related Compensation

      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Akamai has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through disclosure only for stock-based awards issued to employees (Note 13). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

      Equity-related compensation is comprised of the following:

(a) Amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, adjusted for cancellations and forfeitures due to employee terminations;

(b) The intrinsic value of stock options or restricted stock awards, measured at the modification date, for the number of awards where vesting has been accelerated for terminated employees;

(c) The intrinsic value of stock options or restricted stock issued as equity bonus awards; and

(d) The fair value of equity awards issued to non-employees.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Engineering and Development Costs

      Engineering and development costs consist primarily of salaries and related personnel costs for the design, deployment, testing, operation, monitoring and enhancement of the Company’s services and network. Costs incurred in the engineering and development of the Company’s services are expensed as incurred, except certain software development costs. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the software is available for general release to customers. To date, the Company’s software development has been completed concurrently with the establishment of technological feasibility and, accordingly, all software development costs have been charged to expense as incurred in the accompanying consolidated financial statements. Costs associated with the development of internal–use software are expensed or capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs are amortized on a straight-line basis over the useful lives of the internal-use software. Costs eligible for capitalization under Statement of Position 98-1 have been insignificant to date.

Concentrations of Credit Risk and Fair Value of Financial Instruments

      The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The fair value and carrying amount of the Company’s 5 1/2% convertible notes were approximately $156.0 million and $300.0 million, respectively, as of December 31, 2001. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable. Akamai’s cash, cash equivalents and marketable securities are held with financial institutions that the Company believes to be of high credit standing. Akamai’s equity investments in private companies are carried at cost. These investments are reviewed periodically for impairment that is other-than-temporary.

      Akamai’s customer base consists of a large number of geographically dispersed customers diversified across several industries. As a result, concentration of credit risk with respect to accounts receivable is not significant. For the year ended December 31, 2001, no customer accounted for more than 10% of revenue. For the year ended December 31, 2000, one customer accounted for 12% of total revenue. For the year ended December 31, 1999, two customers accounted for 22% and 13% of total revenue, respectively.

Income Taxes

      The Company’s provision for income taxes is comprised of a current and a deferred provision. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated as the estimated future tax effects attributable to temporary differences and carryforwards using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Advertising Expense

      The Company recognizes advertising expense as incurred. The Company acquired a prepaid advertising contract as a result of its acquisition in April 2000 of InterVu, Inc. (Note 17). The prepaid asset is being amortized to advertising expense over its remaining contractual life based on usage. As of December 31, 2001, $5.6 million remains to be amortized and is included in prepaid expenses and other current assets. For the years ended December 31, 2001, 2000 and 1999, the Company recognized $5.6 million, $24.8 million and $8.2 million, respectively, of advertising expense.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      The functional currency of Akamai’s foreign subsidiaries is the subsidiary’s local currency. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date and revenues and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive loss. Gains and losses on intercompany transactions are recorded in operating expenses and have not been material for the periods presented.

Cash, Cash Equivalents and Marketable Securities

      Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at amortized cost, which approximates fair value.

      Short-term marketable securities consist of high quality corporate and government securities, which have original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet, and equity investments in publicly-traded companies. Long-term marketable securities consist of high quality corporate and government securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to withdrawal.

      The Company classifies all debt securities and equity securities with readily determinable market value as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as marketable securities on the consolidated balance sheets and are carried at fair market value with unrealized gains and losses reported as a separate component of other comprehensive loss. Investments in the securities of private companies are carried at cost. These investments are included in other long-term assets on the consolidated balance sheets as they do not have readily determinable fair values. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through “loss on investments” on the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of related lease terms or their estimated useful lives. Property and equipment acquired under capital lease are depreciated over the shorter of the related lease terms or the useful life of the asset. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of goodwill, completed technology, assembled workforce and trademarks and trade names arising from the acquisition of businesses. These intangible assets are amortized using the straight-line method over their estimated useful lives. External legal costs incurred to defend intellectual property are expensed as incurred. Intangible assets also include the cost of acquired license rights to content delivery technology. These license rights are amortized using the straight-line method over ten years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” assembled workforce was reclassified to goodwill as of January 1, 2002. The Company has performed a transition impairment test of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill as of January 1, 2002. Goodwill will no longer be amortized and will be subject to an impairment test at least annually.

Impairment of Goodwill and Other Long-Lived Assets

      Goodwill and other long-lived assets are reviewed for impairment under the guidance of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Under SFAS No. 121, long-lived assets are reviewed for impairment whenever events such as service discontinuance, technological obsolescence, a reduction in the Company’s market capitalization, facility closure or other changes in circumstances, indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that an impairment is present, the amount of the impairment is calculated using discounted expected cash flows using the Company’s weighted average cost of capital.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 did not have an impact on the Company’s consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The adoption of SFAS No. 142 resulted in the reclassification of approximately $1.0 million of assembled workforce intangible assets to goodwill and the discontinuance of goodwill amortization as of January 1, 2002.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which will be effective for fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company deploys servers in third party networks and data centers worldwide under various co-location contracts. Many of these contracts require the physical removal, at the Company’s expense, of servers from the data centers at the conclusion of the contract. The Company is reviewing whether these removal requirements constitute an asset retirement obligation under SFAS No. 143.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which became effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business of APB No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its consolidated financial statements.

3.     Net Loss per Share:

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the year, plus the dilutive effect of potential common stock. Potential common stock

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consists of stock options and warrants, unvested restricted common stock, contingently issuable stock and convertible notes.

      The following table sets forth the components of potential common stock excluded from the calculation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,

	2001	2000	1999

Stock options	12,773,601	16,161,223	14,416,565
Warrants	1,052,694	1,052,694	1,981,086
Unvested restricted common stock	6,254,418	10,783,481	19,230,430
Contingently issuable stock (Note 17)	1,683,502	474,777	—
Convertible notes (Note 9)	2,598,077	2,598,077	—

4.     Comprehensive Loss:

      Comprehensive loss is equal to net loss, unrealized gains and losses on investments and foreign currency translation adjustments for the years ended December 31, 2001 and 2000.

      The accumulated other comprehensive loss as of December 31, 2001 consists of (in thousands):

Unrealized loss on available-for-sale securities	$(65)
Foreign currency translation adjustment	(450)

Total accumulated other comprehensive loss:	$(515)

5.     Marketable Securities:

      The following is a summary of marketable securities at December 31, 2001 (in thousands):

		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$130	$—	$—	$130
Municipal obligations	4,750	—	—	4,750
Commercial paper	31,621	4	—	31,625
U.S. corporate debt securities	77,708	60	—	77,768
U.S. government obligations	15,794	—	11	15,783
Equity securities	1,800	—	119	1,681

	$131,803	$64	$130	$131,737

      The following is a summary of marketable securities at December 31, 2000 (in thousands):

		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$353	$—	$—	$353
U.S. corporate debt securities	197,682	101	70	197,713
U.S. government obligations	35,699	—	3	35,696
Equity securities	9,500	—	6,458	3,042

	$243,234	$101	$6,531	$236,804

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Available-for-sale securities by contractual maturity are as follows (in thousands):

	December 31,

	2001	2000

Due in one year or less	$112,225	$156,480
Due after one year through five years	17,831	77,282

	$130,056	$233,762

      For all periods presented, realized gains and losses on sales of available-for-sale debt securities were not material. For the year ended December 31, 2001, realized losses on sales of equity securities were $2.8 million. For the year ended December 31, 2001, the Company recorded a loss of $10.2 million to adjust the cost basis of investments in equity securities to fair value as a result of a reduction in the fair value that, in the opinion of the Company, was other-than-temporary. The carrying amount of investments in the equity of private companies, which are included in other assets on the consolidated balance sheets, was $6.0 million and $6.4 million as of December 31, 2001 and 2000, respectively.

      A total of $29.0 million of the Company’s marketable securities, of which $17.8 million are classified as long-term and $11.2 million are classified as short-term, are restricted by irrevocable letters of credit issued in favor of third-party beneficiaries. These restrictions lapse as the Company fulfills its obligations relating to the letters of credit.

6.     Property and Equipment:

      Property and equipment consists of the following (in thousands):

	December 31,
			Estimated Useful
	2001	2000	Lives in Years

Computer and networking equipment	$188,569	$142,591	2-3
Software	29,630	14,849	3
Furniture and fixtures	7,064	6,450	5
Office equipment	4,604	4,188	3
Leasehold improvements	13,980	12,163	5-7
Production equipment	1,758	1,756	3

	245,605	181,997
Accumulated depreciation	(113,368)	(38,956)

	$132,237	$143,041

      Depreciation expense on property and equipment for the years ended December 31, 2001, 2000, and 1999 was $73.8 million, $35.6 million and $3.4 million, respectively. During the year ended December 31, 2001, the Company changed the estimated useful life of its internal use computers from 3 to 2 years. The impact of the change in estimate was an increase to depreciation expense of $2.4 million in 2001.

      Equipment under capital leases (in thousands):

	December 31,
			Estimated Useful
	2001	2000	Lives in Years

Office equipment	$1,056	$863	3
Accumulated depreciation	(437)	(136)

	$619	$727

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Goodwill and Other Intangible Assets:

      The Company acquired goodwill and other intangible assets through business acquisitions during the year ended December 31, 2000. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. The Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of these assets may exceed their fair value. The Company considers several factors in determining whether an impairment may have occurred, including the Company’s market capitalization in relation to its book value, the overall business climate and recent estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. The Company grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, the Company recorded an impairment charge of $1,912.8 million for the three months ended March 31, 2001 to adjust the carrying amount of goodwill arising from the acquisitions of Network24 Communications Inc. (“Network24 ”) and InterVu Inc. (“InterVu”) to its fair value as of March 31, 2001.

      As of December 31, 2001, the carrying amount of goodwill was $4.0 million. In accordance with SFAS No. 142, the Company reclassified to goodwill the carrying amount of its assembled workforce intangible asset. The resulting balance of goodwill was $4.9 million on January 1, 2002. In accordance with SFAS No. 142, the Company has determined that it currently has one reporting unit and has assigned the entire balance of goodwill to this reporting unit as of January 1, 2002 for purposes of performing a transitional impairment test. The fair value of the reporting unit was determined using the market capitalization of Akamai as of January 1, 2002. The fair value was compared to the net assets of the reporting unit, including goodwill. The fair value exceeded the net assets of the reporting unit. Accordingly, the Company concluded that no further impairment analysis was necessary. The Company has designated January 1 as the date for its annual impairment test. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment on January 1, 2003.

      Goodwill and other intangible assets consist of the following (in thousands):

			Estimated
	December 31,		Remaining
			Useful Life
	2001	2000	in Months

Goodwill	$904,072	$2,815,073
Completed technology	28,683	28,683	6-12
Assembled workforce	12,411	12,411	See below
Trademarks and trade names	4,925	4,925	6-12
Acquired license rights	490	490	72

	950,581	2,861,582
Less accumulated amortization	(931,230)	(675,425)

	$19,351	$2,186,157

      The Company has concluded that all other intangible assets, with the exception of acquired license rights, have a remaining useful life of between 6-12 months. The Company will continue to amortize the acquired license rights over a remaining useful life of 6 years.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Commitments and Contingencies:

Operating and Capital Leases

      The Company leases its facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $14.4 million, $9.5 million and $599,000, respectively. Operating leases expire at various dates through 2013 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company also leases certain equipment under capital leases. The minimum aggregate future obligations under non-cancelable leases and equipment loans as of December 31, 2001 are as follows (in thousands):

		Capital Leases
	Operating	(including
	Leases	equipment loan)

Year ending
2002	$24,471	$420
2003	23,692	102
2004	23,184	15
2005	21,367	1
2006	20,617	—
Thereafter	79,223	—

Total	$192,554	538

Less interest		(20)

Total principal obligation		518
Less current portion		(405)

Noncurrent portion of principal obligations		$113

      The Company has issued letters of credit in the aggregate amount of $20.1 million related to certain of its operating leases. These letters of credit are collateralized by $20.1 million of marketable securities that have been restricted as to withdrawal (Note 5). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s operating leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease.

Bandwidth Usage and Co-location Commitments

      The Company has commitments for bandwidth usage and co-location with various network service providers. For the years ending December 31, 2002, 2003 and 2004, the minimum commitments are approximately $23.0 million, $12.2 million and $4.0 million, respectively.

Litigation

      The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

      On September 13, 2000, the Company, together with the Massachusetts Institute of Technology (“MIT”), filed suit in Massachusetts federal court against Digital Island, Inc. for infringing an MIT patent licensed exclusively to Akamai. That complaint was subsequently amended to include a count seeking a declaratory judgment that Akamai did not infringe a Digital Island patent and a count that Digital Island infringes a patent the Company acquired as a result of its acquisition of InterVu. In September 2000, Digital

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Island filed suit against the Company in federal court in California alleging infringement of the Digital Island patent that was the subject of Akamai’s declaratory judgment request. All claims were heard in a jury trial in Massachusetts federal court in December 2001. On December 21, 2001, the jury found that Akamai does not infringe Digital Island’s patent. Accordingly, the Company does not believe that the these claims will have a material adverse effect on its financial condition or results of operations.

      On September 21, 2000, the Company filed a lawsuit against Digital Island in federal court in California for false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. Akamai is seeking damages and injunctive relief. On October 26, 2000, Digital Island filed a counterclaim against the Company alleging that distribution of certain marketing materials and statements constituted false advertising, unfair competition, intentional interference with contractual relationships and intentional interference with business advantage. Digital Island is seeking monetary damages and injunctive relief. Akamai intends to vigorously prosecute its claim and aggressively defend Digital Island’s counterclaim. The Company does not believe that the resolution of these claims will have a material adverse effect on its financial condition or results of operations.

      Between July 2, 2001 and August 31, 2001, ten purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters involved with its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased Akamai common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by the underwriters in connection with the Company’s initial public offering. Akamai is not presently able to reasonably estimate the amount of potential losses, if any, related to these lawsuits.

      In January 2000, a former employee of InterVu filed an action against InterVu alleging that InterVu had breached two restricted stock purchase agreements by failing to deliver certain shares of stock after the employee’s resignation. The plaintiff sought specific performance and monetary damages. In April 2001, the court ruled in favor of the plaintiff. The court assessed damages against the Company in the amount of $1.9 million. The Company has filed a notice of appeal of the trial court’s decision in this case. The Company has accrued for the potential loss and has placed $2.5 million, which includes interest, into an escrow account pending the appeal.

      In August 2001, Network Caching Technology, L.L.C. (“NCT”) amended an existing patent infringement action pending in the United States District Court for the Northern District of California to join Akamai as a co-defendant. The case alleges that numerous entities, namely, Novell, Inc., Volera, Inc., CacheFlow, Inc., Inktomi Corporation and Akamai, infringe four patents relating to network file services and cache mechanisms. The Company believes that NCT’s infringement allegations are without merit; however, given the inherent uncertainty of litigation, there can be no assurance that the Company will prevail in this action. The Company is not presently able to reasonably estimate the amount of potential loss, if any, related to this lawsuit.

CNN Prepaid Advertising

      The Company may become obligated to issue cash or common stock, at the Company’s option, to CNN News Group in the amount of up to $10 million during 2002. See Note 17 for more information.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Senior Subordinated Notes and Convertible Notes:

Senior Subordinated Notes

      In April 1999, Akamai entered into note and warrant purchase agreements with private investors. Under the agreements, Akamai issued 15% subordinated demand notes payable in the aggregate amount of $15.0 million due in May 2004. In connection with the notes, the Company also issued warrants to purchase an aggregate of 2,002,836 shares of common stock at $2.50 per share in exchange for cash. These warrants expire in May 2004. The fair value of the warrants at the time of issuance was estimated to be approximately $3.9 million, which was recorded as additional paid-in capital and reduced the carrying value of the notes. The fair value was determined using the Black-Scholes option pricing model. The discount on the notes was amortized over the term of the notes. For the year ended December 31, 1999, interest expense of $1.5 million was recognized related to the fair value of the warrants. In December 1999, the Company exercised its right to pay off the notes in full and paid $12.2 million in interest and principal. The remaining unpaid balance of $2.8 million was paid in the year ended December 31, 2000. The Company recognized an extraordinary loss from early extinguishments of the debt of $3.4 million (or $0.11 per share) during the year ended December 31, 1999.

Convertible Notes

      In June 2000, Akamai issued $300.0 million of 5 1/2% Convertible Subordinated Notes due July 1, 2007 (the “Convertible Notes”) for aggregate net proceeds of approximately $290.2 million (net of underwriting fees and other offering expenses of $9.8 million). The Convertible Notes are convertible at any time into the Company’s common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of Convertible Notes), subject to adjustment in certain events. The Company may redeem the Convertible Notes on or after July 3, 2003, at the Company’s option. In the event of a change of control, Akamai may be required to repurchase all or a portion of the Convertible Notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the Convertible Notes accrues as of the issue date and is payable semiannually on January 1 and July 1 of each year, commencing on January 1, 2001. The Convertible Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness of the Company. Deferred financing costs of $9.8 million, including underwriting fees and other offering expenses, for the Convertible Notes are being amortized over the term of the notes. Amortization of deferred financing costs was approximately $1.4 million and $740,000 for the years ended December 31, 2001 and 2000, respectively.

10.     Restructuring:

      During the year ended December 31, 2001, the Company recorded a restructuring charge of $40.5 million. The restructuring charge represents severance benefits for terminated employees and exit costs related to abandoned real property leases, net of estimated sublease income. The following table summarizes the recorded accruals and usage of the restructuring charge (in millions):

		Leasehold
	Leases	Improvements	Severance	Total

Total charge	$34.1	$1.3	$5.1	$40.5
Cash payments	(6.5)	—	(5.1)	(11.6)
Non-cash items	—	(1.3)	—	(1.3)

Ending balance, December 31, 2001	$27.6	$—	$—	$27.6

Current portion of accrued restructuring	$17.6			$17.6

Long-term portion of accrued restructuring	$10.0			$10.0

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Approximately 400 employees from all areas of the Company were included in the severance. As of December 31, 2001, the Company had paid substantially all of the severance liability. In connection with the reduction in its current and anticipated employee base, the Company implemented an exit plan with respect to excess office space under non-cancelable operating leases. The exit plan is expected to be completed within one year. The Company recognized a liability for the estimated amount of future rent payments for permanently vacated properties, less estimated sublease income, and the estimated amount of lease termination fees. In addition, the Company determined that capitalized leasehold improvements located in certain abandoned facilities were also impaired.

11.     Convertible Preferred Stock:

      Prior to the closing of the Company’s initial public offering (“IPO”) in October 1999, the Company issued 1,100,000 shares of Series A preferred stock at $7.60 per share, 1,327,500 shares of Series B preferred stock at $15.066 per share, 145,195 shares of Series C preferred stock at $34.436 per share, 685,194 of Series D preferred stock at $18.243 per share, 1,867,480 shares of Series E preferred stock at $26.239 per share, and 985,545 shares of Series F preferred stock at $15.22 per share. Each series of preferred stock except the Series A preferred stock accrued a cumulative dividend equal to 8.0% of the original purchase price. The Company accrued a total of $2.2 million of preferred stock dividends and accretion to redemption value for the year ended December 31, 1999. Upon completion of the IPO, all outstanding shares of preferred stock automatically converted into shares of common stock. In November 1999, the Company’s board of directors authorized 5,000,000 shares of newly undesignated preferred stock with a par value of $0.01 per share. As of December 31, 2001, no shares of preferred stock were outstanding.

12.     Stockholders’ Equity:

Public Offering

      In October 1999, Akamai completed an initial public offering of 9,000,000 shares of its common stock for net proceeds of $215.4 million after underwriting discounts, commissions, and offering expenses. As a result, all outstanding shares of preferred stock automatically converted into 38,467,466 shares of common stock.

Stock Split

      On each of January 28, 1999 and May 25, 1999, the Company effected a 3-for-1 stock split through a stock dividend of common stock. On September 8, 1999 the Company effected a 2-for-1 stock split through a stock dividend of common stock. All references in the Company’s consolidated financial statements and notes thereto to preferred and common stock share and per share amounts including options and warrants to purchase common stock have been retroactively restated to reflect the stock splits.

Common Stock

      The common stockholders are entitled to one vote per share. In May 2000, the stockholders of the Company approved an increase in the number of authorized shares from 300,000,000 to 700,000,000. At December 31, 2001, the Company had reserved approximately 14.2 million shares for issuance of common stock under its Employee Stock Purchase Plan and upon the exercise of options and warrants.

Notes Receivable from Officers for Stock

      In connection with the issuance of restricted common stock, the Company received full recourse notes receivable from the Chief Executive Officer, President, Chief Financial Officer, and Vice President of Product Marketing and Business Development of the Company in the amounts of $1,980,000, $500,000, $2,620,000 and $624,000, respectively. The notes bore a market rate of interest between 5.3% and 6.1%. The notes in the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $1,980,000 and $500,000 have been paid in full as of December 31, 2001. On December 31, 2001, the notes issued by the Vice President of Product Marketing and Business Development and the Chief Financial Officer were each amended and replaced with new full recourse notes in the amounts of $721,000 and $2,619,750, respectively (together, the “Replacement Notes”). Each Replacement Note bears interest at a rate of 4.0% and is payable in full by July 23, 2009. Payment obligations on the Replacement Notes may be accelerated at the option of the Company if the maker ceases to be employed by the Company for any reason. In 2000, the Company acquired a note receivable from an officer in the amount of $228,000 in a business acquisition. This note was paid in full in 2000.

13.     Stock Plans:

      In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options and restricted stock awards. Options to purchase common stock and restricted stock awards are granted at the discretion of the Board of Directors. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options and restricted stock awards. The total number of shares of common stock reserved for issuance under the 1998 Plan and the 2001 Plan is 41,255,600 and 5,000,000 shares, respectively. Equity incentives may not be issued to the Company’s directors or executive officers under the 2001 Plan.

      Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan or the 2001 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting is typically four years and is at the discretion of the Board of Directors. The term of options granted cannot exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the voting stock of the Company.

      Restricted stock awards may be issued out of the 1998 Plan to directors, officers, advisors and employees at prices determined by the Compensation Committee. Participants’ unvested shares are subject to repurchase by the Company at the original purchase price for between two and four years. Generally, 25% of the shares vest between six months and one year of the date of purchase and, thereafter, the remaining shares vest on a quarterly basis through the fourth anniversary date of purchase. As of December 31, 2001, the Company had the right to repurchase up to 4,985,994 unvested shares at the original purchase prices ranging from $0.01 to $2.50 per share.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, no options or shares of restricted stock had been granted under the 2001 Plan. A summary of restricted stock award activity under the 1998 Plan for the years ended December 31, 2001, 2000 and 1999 is presented below:

		Weighted Average
	Shares	Purchase Price

Restricted Stock Awards from 1998 Plan
Outstanding at December 31, 1998	3,283,200	$0.02
Issued	9,820,000	0.62

Outstanding at December 31, 1999	13,103,200	0.21
Issued	5,040	0.04

Outstanding at December 31, 2000	13,108,240	0.21
Issued	5,875,544	0.04
Repurchased and retired	(1,282,675)	0.01

Outstanding at December 31, 2001	17,701,109	0.34

Vested restricted common stock at December 31, 2001	12,715,115	0.37

      There were 31,282,100 and 20,458 shares of restricted common stock issued outside of the 1998 Plan in 1998 and 2000, respectively. As of December 31, 2001, the Company had the right to repurchase up to 1,268,424 of these unvested restricted shares at the original purchase prices.

      A summary of stock option award activity under the 1998 Plan for the years ended December 31, 1999, 2000 and 2001 is presented below:

		Weighted Average
	Shares	Share Price

Stock Option Awards
Outstanding at December 31, 1998	1,287,000	$0.02
Granted	15,324,000	7.22
Exercised	(549,000)	0.06
Forfeited	(1,645,000)	2.76

Outstanding at December 31, 1999	14,417,000	7.43
Granted and assumed in business combinations	8,541,000	65.33
Exercised	(3,940,000)	8.00
Forfeited	(2,857,000)	41.81

Outstanding at December 31, 2000	16,161,000	31.73
Granted	9,253,000	9.27
Exercised	(1,542,000)	15.75
Forfeited or exchanged	(11,098,000)	42.62

Outstanding at December 31, 2001	12,774,000	9.45

      As of December 31, 1999, 584,000 options were exercisable at a weighted average exercise price of $0.79 per share. As of December 31, 2000, 2,442,000 options were exercisable at a weighted average price of $16.93. During the year ended December 31, 2001, the Company granted 332,000 options with exercise prices below

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value on the date of grant. The weighted average exercise price of these options was $2.37. The following table summarizes information about stock options outstanding at December 31, 2001:

				Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Range of	Options	Contractual	Exercise	Number of	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Options	Price

$0.01- 1.17	2,539,873	5.6	$0.34	1,057,525	$0.35
2.44- 3.34	711,783	7.5	2.60	249,390	2.51
4.08- 6.35	4,972,174	9.6	5.14	29,618	5.21
8.31- 10.56	1,064,105	9.2	9.35	97,693	10.01
11.55- 14.69	1,467,151	7.2	13.09	744,843	13.09
15.22- 20.57	1,378,025	7.4	16.24	646,743	16.01
25.19- 36.31	314,649	7.5	34.39	108,988	34.43
39.44- 66.31	68,490	7.6	50.02	26,277	50.52
67.15- 85.83	199,301	7.5	78.37	78,283	77.88
90.34-266.18	58,050	6.5	190.47	27,107	178.39

0.01-266.18	12,773,601	8.0	9.45	3,066,467	12.47

     Employee Stock Purchase Plan

      In August 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (“1999 ESPP”). The Company reserved 600,000 shares of common stock for issuance under the 1999 ESPP. In May 2001, the Company approved an increase to the amount of shares reserved for issuance under the 1999 ESPP to 3,100,000. The 1999 ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six month intervals. As of December 31, 2001, approximately $339,000 had been withheld from employees for future purchases under the 1999 ESPP.

     Fair Value Disclosure

      As discussed in Note 2, the Company has adopted SFAS No. 123 for options issued to employees through disclosure only. Had the Company accounted for stock options issued to employees under the fair value method prescribed by SFAS No. 123, Akamai’s net loss and basic and diluted net loss per share would have been as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net loss:
As reported	$(2,435,512)	$(885,785)	$(59,800)
Pro forma	(2,537,076)	(953,813)	(64,600)
Basic and diluted net loss per share:
As reported	$(23.59)	$(10.07)	$(1.98)
Pro forma	(24.58)	(10.84)	(2.14)

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future results. The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,

	2001	2000	1999

Expected term (years)	5.0	5.0	5.6
Risk-free interest rate (%)	4.0	5.1	5.61
Expected volatility (%)	150.0	150.0	24.7
Dividend yield (%)	—	—	—
Weighted average grant date fair value of options granted at market value	$8.72	$64.12	$4.74
Weighted average grant date fair value of options granted at below market value	$11.56	—	—

     Equity-Related Compensation

(a)     Deferred Compensation:

      For the years ended December 31, 2001, 2000 and 1999, equity-related compensation includes $23.3 million, $10.0 million and $10.0 million, respectively, of deferred compensation amortization. Deferred compensation amortization in 2001 includes $9.3 million for the amortization of the deferred compensation balance as of December 31, 2000. During 2001, the following events significantly increased the deferred compensation balance:

 Exchange Offer

      In April 2001, the Company communicated to its employees an offer to exchange (the “Exchange Offer”) certain employee stock options having an exercise price of more than $13.00 per share previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two stock options for one share of restricted stock. In addition, certain stock options granted in February 2001 were eligible to be exchanged at a ratio of one stock option for two shares of restricted stock. Employees who accepted the Exchange Offer were required to exchange any stock option granted to them after November 3, 2000 (whether or not the exercise price of any such stock option was more than $13.00 per share) and to forfeit certain stock options granted to them in October 2000. Until the restricted stock vests, such shares are subject to forfeiture for up to three years in the event the employee leaves the Company. Generally, 25% of the shares vest after six months and the remaining 75% of the shares vest quarterly thereafter until the third anniversary of the effective date of the Exchange Offer. On April 4, 2001, the Company filed the Exchange Offer as a tender offer with the Securities and Exchange Commission in accordance with Rule 13e-4 of the Securities Exchange Act of 1934, as amended. The Exchange Offer was effective on May 5, 2001, and the Company accepted all stock options tendered.

      As a result of the Exchange Offer, stock options to purchase approximately 6.6 million shares of Akamai common stock were exchanged for 3.4 million shares of restricted stock. In accordance with FASB Interpretation No. 44, the Company recorded $36.1 million as deferred compensation for the intrinsic value of the restricted stock issued to employees who accepted the Exchange Offer. The deferred compensation will be amortized over the vesting period of the restricted stock. For the year ended December 31, 2001, $10.2 million had been amortized to equity-related compensation. As of December 31, 2001, 728,221 shares had been repurchased and retired by the Company as a result of employee terminations, resulting in a reduction in deferred compensation of approximately $7.7 million.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Restricted Stock and Stock Option Awards

      During the year ended December 31, 2001, deferred compensation was increased by $15.1 million as a result of the issuance of 2.2 million shares of restricted common stock at a purchase price of $0.01 per share and the grant of options to purchase 53,419 shares of common stock at an exercise price of $1.17 per share. The deferred compensation will be amortized over the vesting periods of the equity awards. For the year ended December 31, 2001, $3.7 million had been amortized to equity-related compensation. As of December 31, 2001, 318,204 shares had been repurchased and retired by the Company as a result of employee terminations, resulting in a reduction in deferred compensation of approximately $2.0 million. In addition, the Company repurchased 236,250 shares of restricted common stock that had been issued in 1998, which decreased deferred compensation by $245,000.

(b)     Equity Award Modifications:

      Equity-related compensation includes the intrinsic value of modified stock option or restricted stock awards that would have expired as unexercisable had the associated vesting of the awards not been accelerated. For the years ended December 31, 2001 and 2000, equity compensation includes $5.2 million and $13.8 million, respectively, for equity award modifications.

(c)     Equity Bonus Awards:

      Equity-related compensation includes the intrinsic value of equity awards issued to employees as incentive bonuses. These awards are issued quarterly and annually in accordance with incentive bonus plans. For the years ended December 31, 2001 and 2000, equity-related compensation includes $3.1 million and $2.3 million, respectively, for equity bonuses. Equity bonuses in 2001 include the issuance of 283,529 shares of restricted common stock at a purchase price of $0.01 per share and the grant of options to purchase 174,561 shares of common stock at a weighted average exercise price of $1.09. Equity bonuses in 2000 included the grant of options to purchase 103,822 shares of common stock at a weighted average exercise price of $5.13.

(d)     Awards to Non-Employees:

      The Company has issued equity awards to advisors and other non-employees. The Company recognizes the fair value of these awards in equity-related compensation over the vesting period of the awards pursuant to the requirements of SFAS No. 123. Amounts recorded in all years presented have not been material.

     Warrants

      Prior to its IPO in October 1999, the Company issued warrants to investors in connection with borrowings (Note 9). The Company also became obligated to honor warrants that had been issued by acquired businesses. As of December 31, 2001, there were 1,052,694 outstanding and exercisable warrants to issue common stock at an exercise price range of $2.50 to $151.08.

14.     Employee Benefit Plan:

      In January 1999, the Company established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. The Company provides limited matching of employee contributions to the 401(k) plan. The Company has contributed approximately $826,000 and $605,000 of cash to the savings plan for the years ended December 31, 2001 and 2000, respectively. The Company did not make a contribution to the savings plan prior to 2000.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Income Taxes:

      The provision for income taxes consists of the following (in thousands):

	For the Year Ended December 31,

	2001	2000	1999

Current tax expense:
Federal	$—	$—	$—
State	—	187	—
Foreign	1,062	—	—
Deferred tax benefit	(108,059)	(128,835)	(19,573)
Valuation allowance	108,059	128,835	19,573

	$1,062	$187	$—

      The Company’s effective income tax rate varies from the statutory rate as follows:

	For the Year Ended
	December 31,

	2001	2000	1999

U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(5.3)	(5.3)	(5.4)
Deferred compensation amortization	0.5	1.0	6.0
Amortization and impairment of goodwill	34.8	26.9	—
Other	(0.1)	(0.3)	(0.6)
Valuation allowance	4.1	11.7	34.0

	—%	—%	—%

      The components of deferred tax assets and liabilities and the related valuation allowance are as follows (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss and credit carryforwards	$319,110	$248,333
Depreciation and amortization	30,682	20,462
Compensation costs	1,586	1,651
Restructuring accruals	14,042	—
Other	11,007	5,162

Gross deferred tax assets	376,427	275,608
Valuation allowance	(370,522)	(262,463)

Net deferred tax assets	5,905	13,145
Deferred tax liabilities:
Acquired intangible assets	(5,905)	(13,145)

Net deferred tax assets and liabilities	$—	$—

In accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance for the entire deferred tax asset has been recorded due to uncertainty surrounding its realization.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001 and 2000, the Company has federal and state net operating loss carryforwards of approximately $789.0 million and $617.0 million, respectively, that expire at various dates through 2020. The Company also has federal and state tax credit carryforwards as of December 31, 2001 and 2000 of approximately $9.2 million and $2.3 million, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s acquired net operating loss and credit carryforwards may be subject to annual limitation due to a change in ownership of more than 50%.

      Approximately $141.0 million of the net operating loss carryforwards available for federal income tax purposes relate to the exercises of non-qualified stock options and disqualifying disposition of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

16.     Transactions with Related Parties:

      From time to time, the Company may engage in transactions with parties that have relationships with officers or directors of the Company or entities in which the Company has an ownership interest. Such transactions are reviewed by the Board of Directors and are subject to the prior approval of members of the Board of Directors who do not have a personal interest in the applicable transaction. During the year ended December 31, 2001, the Company entered into the following transactions with related parties:

      (a) In the fourth quarter of 2000, Akamai formed Sockeye Networks, Inc., formerly known as Arriva! Networks, Inc. (“Sockeye”), as a wholly-owned subsidiary and contributed certain technology in exchange for all outstanding capital stock of Sockeye. Sockeye provides intelligent Internet routing services. In January 2001, Akamai deconsolidated Sockeye concurrently with the sale by Sockeye of a majority interest in its equity to outside investors in return for $28.0 million in cash. Akamai received no cash proceeds from Sockeye’s sale of its capital stock, and Akamai’s equity interest in Sockeye was reduced to approximately 40%. Akamai maintains two out of five seats on Sockeye’s board of directors.

      Subsequent to the deconsolidation of Sockeye’s financial statements, Akamai adopted the equity method to account for its investment in Sockeye. For the year ended December 31, 2001, Akamai’s share of Sockeye’s losses was $2.0 million, which is recorded in losses in equity method investment on the consolidated statement of operations. The Company discontinued recognizing its equity interest in Sockeye’s losses during the year ended December 31, 2001 as the carrying amount of its investment in Sockeye had been reduced to zero. The Company does not guarantee the obligations of Sockeye and has no obligation to provide future financing to Sockeye.

      In January 2001, Akamai entered into a five-year renewable license agreement with Sockeye for additional technology that required Sockeye to pay to Akamai a minimum monthly license fee of $1.0 million. Effective July 1, 2001, Akamai and Sockeye terminated the original license agreement and entered into a new perpetual license agreement. The fee for the new perpetual license was $3.8 million. In addition, the parties entered into a quarterly service agreement that is renewable at Sockeye’s option. Payments due under the service agreement are based on a percentage of Sockeye’s revenue, subject to quarterly minimum commitments. Total license and service fees paid by Sockeye during year ended December 31, 2001 were $9.2 million. In addition, during the year ended December 31, 2001, Sockeye paid Akamai $4.0 million for technology development work performed by Akamai.

      (b) In the first quarter of 2001, the Company invested $5.0 million in Netaxs, Inc. (“Netaxs”), a company in which a senior manager of Akamai is an officer and holds a significant ownership interest. The investment has been recorded in other assets on the consolidated balance sheet. Akamai purchased approximately $2.2 million of bandwidth and co-location space from Netaxs during the year ended December 31, 2001. Akamai has future minimum bandwidth and co-location commitments of $5.2 million to Netaxs over the next three years. Sales to Netaxs were $500,000 in 2000. There were no sales to Netaxs in 2001.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (c) In April 2001, Akamai and SOFTBANK Broadmedia Corporation (“SBBM”), a subsidiary of SOFTBANK Group, formed a joint venture to create Akamai Technologies Japan KK (“Akamai Japan”). Akamai Japan is the exclusive provider of Akamai’s services in Japan. Akamai Japan is owned 60% by SBBM and 40% by Akamai. Akamai Japan’s board of directors is comprised of seven seats, four of which are controlled by SBBM and three of which are controlled by Akamai. Akamai accounts for its investment in Akamai Japan using the equity method. The Company has not recognized its equity interest in Akamai Japan’s losses during the year ended December 31, 2001 as the carrying amount of its investment is zero. Akamai does not guarantee the obligations of Akamai Japan and has no obligation to provide future financing to Akamai Japan. Akamai recognized $2.2 million of revenue from Akamai Japan during the year ended December 31, 2001. As of December 31, 2001, $750,000 due from Akamai Japan is included in accounts receivable.

      (d) A member of Akamai’s board of directors served on the board of directors of one of the Company’s bandwidth providers during a portion of 2001 but no longer serves as a director of such company. This bandwidth provider was also a customer to which Akamai provided $2.25 million in services and software in 2000. There were no sales to this company in 2001 or 1999. The Company purchased approximately $800,000 of bandwidth and co-location from this company during 2001.

      (e) An officer of Akamai served on the board of directors of one of the Company’s customers. Sales to that customer were $250,000 in 2000. There were no sales to this customer in 2001.

17.     CNN Prepaid Advertising:

      In November 1999, InterVu, which was acquired by Akamai in April 2000, entered into an advertising agreement with the CNN News Group (“CNN”). In accordance with the agreement, InterVu issued common stock valued at $20.0 million to CNN. In return, CNN agreed to provide InterVu with three years of on-air and online advertising and promotional opportunities across CNN’s properties. As part of its purchase price allocation, Akamai estimated the fair value of these services to be $18.4 million. This amount has been recorded as an asset and is being amortized over the remaining life of the agreement, based on usage, to advertising expense. For the years ended December 31, 2001 and 2000, $5.6 million and $7.2 million has been amortized to advertising expense, respectively. The remaining balance of $5.6 million is classified as a prepaid expenses and other current assets on the consolidated balance sheet and will be amortized in full during 2002.

      In connection with its acquisition of InterVu, Akamai issued shares of its common stock to CNN in exchange for shares of InterVu common stock held by CNN and assumed certain obligations relating to such shares as described herein. The Company has issued a letter of credit in the amount of $3.8 million for the benefit of CNN in accordance with the agreement. The Company may become obligated to pay CNN up to $10.0 million in cash or common stock, at the Company’s option, if CNN holds its Akamai shares until November 11, 2002, and the price per share of Akamai common stock is less than $144.05 at such date. At the time of the acquisition of InterVu, the Company estimated the fair value of the price guarantee and included the estimated value of the guarantee in the purchase price of InterVu.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Segment Disclosure:

      SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments and for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Akamai’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer and the executive management team. As of December 31, 2001, Akamai operates in one business segment: outsourced e-business infrastructure services and software. The Company may add segments in the future.

      The Company deploys its servers into networks worldwide. As of December 31, 2001, the Company had approximately $102.2 million and $30.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2000, the Company had approximately $119.1 million and $23.9 million of net property and equipment located in the United States and foreign locations, respectively. Property and equipment located in foreign locations as of December 31, 1999 was not significant. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For all periods presented, sales to customers located in the United States were more than 90% of total revenue.

19.     Supplemental Disclosure of Cash Flow Information:

      The following is supplemental cash flow information for all years presented (in thousands):

	2001	2000	1999

Cash paid for interest	$18,044	$443	$1,603
Cash paid for taxes	70	112	6
Noncash financing and investing activities:
Issuance of restricted common stock for note receivable	—	—	5,724
Dividends accrued, not paid on convertible preferred stock	—	—	2,241
Acquisition of equipment through capital lease	193	285	102
Issuance of common stock in exchange for note receivable	—	228	—
Common stock issued for the acquisition of businesses	—	2,958,788	—
Sale of investment for equity securities	1,183	—	—
Issuance of common stock for bonuses	4,262	—	—

20.     Business Acquisitions:

      All business acquisitions during the three-year period ended December 31, 2001 have been accounted for using the purchase method. The Company’s consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair market values at the acquisition date and the aggregate purchase price plus the cost directly attributable to the acquisitions has been allocated to the assets and liability acquired. The purchase price in excess of identifiable net assets was recorded as goodwill.

      In February 2000, the Company acquired all of the outstanding common and preferred stock of Network24, a provider of Internet broadcasting application services, in exchange for approximately 621,000 shares of Akamai common stock and $12.5 million in cash. Akamai also issued options and warrants exercisable for approximately 196,000 shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. The cost of the acquisition, including direct

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition costs, was $203.6 million. The excess cost over the fair value of net assets acquired of $200.7 million was allocated to goodwill and other intangible assets, which are being amortized on a straight-line basis over their useful lives. During the year ended December 31, 2001, the Company recorded an impairment charge to adjust goodwill to its fair value (Note 7).

      In April 2000, the Company acquired all of the outstanding common and preferred stock of InterVu, a service provider for Internet audio and video delivery solutions, in exchange for 10.0 million shares of Akamai common stock. Akamai also issued options and warrants exercisable for 2.2 million shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for InterVu common stock. The cost of the acquisition was $2.8 billion based on the fair value of the consideration paid plus direct acquisition costs. The Company may be required to deliver additional securities to a former stockholder of InterVu based on the future price of Akamai stock (Note 17). The excess cost over the fair value of net assets acquired of $2.8 billion was allocated to goodwill and other intangible assets, which are being amortized on a straight-line basis over their useful lives. Approximately $1.4 million of the purchase price was allocated to in-process research and development expense. During the year ended December 31, 2001, we recorded an impairment charge to adjust goodwill to its fair value (Note 7). During the year ended December 31, 2001, the Company issued approximately 184,000 shares of common stock to a former holder of InterVu preferred stock upon the exercise of a conversion feature of the preferred stock. The fair value of these additional shares had been included in the purchase price of InterVu. Accordingly, no adjustment to the purchase price was made upon the issuance of these shares.

      In July 2000, the Company acquired all of the outstanding common and preferred stock of CallTheShots Inc. (“CTS”),a developer of services that enable Web site visitors to personalize their interaction with the sites they visit, in exchange for 31,493 shares of Akamai common stock and $259,000 in cash. In addition, 20,458 shares of Akamai common stock and $434,000 in cash were placed in an escrow account and were released over one year to certain former stockholders of CTS as they continued employment with Akamai. The Company recorded equity-related compensation for the escrowed shares in the amount of $1.7 million ratably over the contingency period based on the fair value of Akamai common stock on the closing date of the acquisition. The excess purchase price over the fair value of net assets acquired of $4.2 million was assigned to goodwill and other intangible assets, which are being amortized on a straight-line basis over their useful lives.

21.     Quarterly Financial Results (unaudited):

      The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended 2001 and 2000. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001

	(in thousands, except per share data)
Revenue	$40,209	$43,141	$42,754	$37,110
Cost of service	16,160	13,622	13,402	11,948
Net loss	$(2,222,780)	$(92,608)	$(55,359)	$(64,765)
Basic and diluted net loss per share	$(22.50)	$(0.91)	$(0.53)	$(0.60)
Weighted average common shares outstanding	98,780	101,629	104,166	108,357

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000

	(in thousands, except per share data)
Revenue	$7,222	$18,144	$27,156	$37,244
Cost of service	5,030	8,631	12,056	16,263
Net loss	$(35,397)	$(243,236)	$(304,075)	$(303,077)
Basic and diluted net loss per share	$(0.47)	$(2.78)	$(3.27)	$(3.16)
Weighted average common shares outstanding	75,029	87,374	93,099	95,970

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The response to this Item regarding the backgrounds of our executive officers and directors and other information contemplated by Item 401 of Regulation S-K and compliance with Section 16(a) of the Exchange Act by our officers and directors will be contained in our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein.

      Our executive officers and directors and their positions as of February 15, 2002, are as follows:

Name	Position

George H. Conrades	Chairman of the Board of Directors and Chief Executive Officer
Paul Sagan	President
F. Thomson Leighton	Chief Scientist and Director
Michael A. Ruffolo	Executive Vice President, Global Sales, Services and Marketing
Chris Schoettle	Executive Vice President, Chief Operating Officer
Timothy Weller	Chief Financial Officer and Treasurer
Arthur H. Bilger(1)(2)	Vice Chairman of the Board of Directors
Martin Coyne II(2)	Director
Todd A. Dagres	Director
Ronald Graham(1)	Director
William Halter(2)	Director
Leo Hindery, Jr.	Director
Naomi Seligman(1)	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

      Each executive officer serves at the discretion of the board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Item 11.     Executive Compensation.

      The information required by this Item is incorporated by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the sections captioned “Executive Officer Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item is incorporated by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the sections captioned “Record Date; Voting Securities” and “Information Regarding Beneficial Ownership of Principal Stockholders and Management.” In February 2002, George Conrades, our Chairman of the Board of Directors and Chief Executive Officer, and Tom Leighton, our Chief Scientist and a Director, purchased 287,900 and 100,000 shares of our common stock, respectively, on the open market.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item is incorporated by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the sections captioned “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation.”

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

February 27, 2002

AKAMAI TECHNOLOGIES, INC.

By:	/s/ TIMOTHY WELLER

Timothy Weller
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE CONRADES George Conrades	Chairman and Chief Executive Officer and Director (Principal executive officer)	February 27, 2002

/s/ TIMOTHY WELLER Timothy Weller	Chief Financial Officer (Principal financial and accounting officer)	February 27, 2002

Arthur Bilger	Director

/s/ MARTIN COYNE II Martin Coyne II	Director	February 27, 2002

/s/ TODD DAGRES Todd Dagres	Director	February 27, 2002

/s/ RONALD GRAHAM Ronald Graham	Director	February 27, 2002

/s/ WILLIAM HALTER William Halter	Director	February 27, 2002

/s/ LEO HINDERY, JR. Leo Hindery, Jr.	Director	February 27, 2002

/s/ F. THOMSON LEIGHTON F. Thomson Leighton	Director	February 27, 2002

/s/ NAOMI SELIGMAN Naomi Seligman	Director	February 27, 2002

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Directors of

Akamai Technologies, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated January 18, 2002, appearing in Item 8 in this Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 18, 2002

S-1

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Acquired in
	Beginning of	Charged to	Business		Balance at
Description	Period	Operations	Acquisitions	Deductions	End of Period

	(in thousands)
Year ended December 31, 1999:
Allowances deducted from asset accounts:
Allowances for doubtful accounts	$—	70	—	—	$70
Deferred tax asset valuation allowance	$288	19,573	—	—	$19,861
Year ended December 31, 2000:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$70	5,104	—	(2,883)	$2,291
Deferred tax asset valuation allowance	$19,861	128,835	113,767	—	$262,463
Year ended December 31, 2001:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,291	7,938	—	(6,397)	$3,832
Deferred tax asset valuation allowance	$262,463	108,059	—	—	$370,522

S-2

EXHIBIT INDEX

Exhibit
No.		Description

****3.1		Amended and Restated Certificate of Incorporation of the Registrant, as amended.
*3.2		Amended and Restated By-Laws of the Registrant.
*4.1		Specimen common stock certificate.
*4.2		Fourth Amended and Restated Registration Rights Agreement dated September 20, 1999.
***4.3		Indenture, dated as of June 20, 2000, by and between the Registrant and State Street Bank and Trust Company.
***4.4		5 1/2% Convertible Subordinated Notes due 2007 Registration Rights Agreement, dated as of June 20, 2000, by and among the Registrant and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC.
*****10.1		Second Amended and Restated 1998 Stock Incentive Plan, as amended.
*10.2		Form of Restricted Stock Agreement granted under 1998 Stock Incentive Plan.
*10.3		Form of Incentive Stock Option Agreement granted under 1998 Stock Incentive Plan.
*10.4		Form of Nonstatutory Stock Option Agreement granted under 1998 Stock Incentive Plan.
*10.5		1999 Employee Stock Purchase Plan.
**10.6		Lease dated as of September 22, 1999 by and between the Registrant and Technology Square LLC, as amended December 1, 1999.
***10.7		Purchase Agreement, dated as of June 15, 2000, by and among Akamai Technologies, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC.
**10.8		Lease dated as of November 28, 2000 between the Registrant and Technology Square LLC.
10.9		$2,619,750 Promissory Note dated as of December 31, 2001 by and between the Registrant and Timothy Weller.
10.1	0	Akamai Technologies, Inc. 2001 Stock Incentive Plan.
10.1	1	Employment Offer Letter dated February 15, 2001 between the Registrant and Chris Schoettle.
10.1	2	Employment Offer Letter dated July 24, 2001 between the Registrant and Michael A. Ruffolo.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.

*	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

**	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 3, 2000.

***	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed with the Securities and Exchange Commission on June 27, 2000.

****	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

*****	Incorporated by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 25, 2000.