Form 10-Q
period 2002-03-31
AKAMAI TECHNOLOGIES INC
filed 2002-05-14
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares outstanding of the registrant’s common stock as of May 8, 2002: 116,003,251 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

Page

PART I. Financial Information

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

PART II. Other Information

Item 1. Legal Proceedings	29

Item 6. Exhibits and Reports on Form 8-K	29

Signatures	30

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

AKAMAI TECHNOLGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(In thousands, except share and
	per share data)
	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$63,809	$78,774

Marketable securities, including restricted securities of $8,710 and $11,166 at March 31, 2002 and December 31, 2001, respectively	100,313	113,906

Accounts receivable, net of allowance for doubtful accounts of $2,523 and $3,832 at March 31, 2002 and December 31, 2001, respectively	17,294	20,067

Prepaid expenses and other current assets	16,543	15,252

Total current assets	197,959	227,999

Property and equipment, net	114,717	132,237

Marketable securities, including restricted securities of $7,603 and $17,831 at March 31, 2002 and December 31, 2001, respectively	7,603	17,831

Goodwill, net (Note 7)	4,938	3,979

Other intangible assets, net (Note 7)	9,166	15,372

Other assets	16,422	24,060

Total assets	$350,805	$421,478

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:

Accounts payable	$28,209	$32,076

Accrued expenses	24,753	27,986

Accrued interest payable	4,125	8,250

Deferred revenue	5,335	4,948

Current portion of obligations under capital lease and equipment loan	172	405

Current portion of accrued restructuring (Note 10)	15,892	17,633

Total current liabilities	78,486	91,298

Obligations under capital leases and equipment loan, net of current portion	79	113

Accrued restructuring, net of current portion (Note 10)	4,025	10,010

Other liabilities	3,096	2,823

Convertible notes	300,000	300,000

Total liabilities	385,686	404,244

Contingencies (Note 11)	—	—

Stockholders’ (deficit) equity:

Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2002 and December 31, 2001	—	—

Common stock, $0.01 par value; 700,000,000 shares authorized; 115,722,889 shares issued and outstanding at March 31, 2002; 115,099,317 shares issued and outstanding at December 31, 2001	1,157	1,151

Additional paid-in capital	3,437,867	3,438,706

Deferred compensation	(30,801)	(38,888)

Notes receivable from officers for stock	(3,374)	(3,342)

Accumulated other comprehensive loss	(794)	(515)

Accumulated deficit	(3,438,936)	(3,379,878)

Total stockholders’ (deficit) equity	(34,881)	17,234

Total liabilities and stockholders’ (deficit) equity	$350,805	$421,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,

	2002	2001

	(In thousand, except
	per share data)
	(Unaudited)

Revenue:

Service	$34,917	$32,264

License	464	3,500

Service and license from related parties (Note 8)	2,546	4,445

Total revenue	37,927	40,209

Cost and operating expenses:

Cost of service (excludes $11,807 and $9,312, respectively, of network-related depreciation included in depreciation below and excludes $155 and $72, respectively, of equity-related compensation disclosed separately below)	11,242	18,834

Research and development (excludes $1,519 and $1,398, respectively, of equity-related compensation disclosed separately below)	4,869	11,284

Sales and marketing (excludes $2,156 and $1,557, respectively, of equity-related compensation disclosed below)	14,856	24,328

General and administrative (excludes $2,541 and $1,487, respectively, of equity-related compensation disclosed separately below)	13,966	22,622

Depreciation	20,010	16,452

Amortization of goodwill	—	234,639

Amortization of other intangible assets	5,237	4,299

Impairment of goodwill	—	1,912,840

Equity-related compensation	6,371	4,514

Restructuring charge (Note 10)	12,409	—

Total cost and operating expenses	88,960	2,249,812

Loss from operations	(51,033)	(2,209,603)

Interest (expense) income, net	(3,574)	581

Loss on investments (Note 6)	(4,328)	(13,594)

Loss before provision for income taxes	(58,935)	(2,222,616)

Provision for income taxes	123	164

Net loss	$(59,058)	$(2,222,780)

Basic and diluted net loss per share	$(0.54)	$(22.50)

Weighted average common shares outstanding	109,693	98,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2002	2001

	(In thousands)
	(Unaudited)

Cash flows from operating activities:

Net loss	$(59,058)	$(2,222,780)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, amortization and impairment of long-lived assets	26,838	2,168,968

Equity-related compensation	6,371	4,514

Interest income on notes receivable from officers for stock	(32)	(81)

Loss on investments and disposal of property and equipment	4,438	13,594

Changes in operating assets and liabilities:

Accounts receivable, net	2,585	(3,195)

Prepaid expenses and other current assets	(1,439)	(1,639)

Accounts payable, accrued expenses and other current liabilities	(12,463)	(7,824)

Deferred revenue	537	1,666

Other noncurrent assets and liabilities	(3,746)	2,994

Net cash used in operating activities	(35,969)	(43,783)

Cash flows from investing activities:

Additions to property and equipment	(2,789)	(24,330)

Purchase of investments	—	(41,490)

Proceeds from the sale of property and equipment	189	—

Proceeds from sales and maturities of investments	23,473	91,189

Net cash provided by investing activities	20,873	25,369

Cash flows from financing activities:

Payments on capital leases and equipment financing loan	(267)	(328)

Proceeds from the issuance of common stock under stock option and employee stock purchase plans	403	2,757

Net cash provided by financing activities	136	2,429

Effects of exchange rate translation on cash and cash equivalents	(5)	1

Net decrease in cash and cash equivalents	(14,965)	(15,984)

Cash and cash equivalents, beginning of period	78,774	150,130

Cash and cash equivalents, end of period	$63,809	$134,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) is a leading provider of secure, outsourced, e-business infrastructure services and software. These services and software enable enterprises to reduce the complexity and cost of deploying and operating a uniform Internet Protocol, or IP, infrastructure while ensuring unmatched performance, reliability, scalability and manageability. Akamai’s services provide its commercial customers a competitive advantage by providing a superior experience for their end user customers without the need to manage and deploy a complex internal infrastructure. Akamai’s intelligent edge platform for content, streaming media, and application delivery is comprised of more than 12,500 servers within over 1,000 networks in 66 countries. The Company was incorporated in Delaware in 1998 and has its corporate headquarters at 500 Technology Square, Cambridge, Massachusetts. Akamai operates in one business segment: outsourced e-business infrastructure services and software.

2.     Basis of Presentation and Principles of Consolidation:

      The accompanying interim condensed consolidated financial statements, together with the related notes, are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these interim financial statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, reference should be made to the Company’s annual report on Form 10-K for the year ended December 31, 2001 for additional disclosures. Results of the interim periods are not necessarily indicative of results for the entire year.

      The interim condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform with current period presentation.

3.     Recent Accounting Pronouncements:

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective in January 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles to goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company adopted SFAS No. 142 in January 2002. See Note 7 for further discussion.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which will be effective in January 2003. SFAS No. 143 addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet completed its assessment of the potential impact on its financial statements of adopting SFAS No. 143.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective in January 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” During the three months ended March 31, 2002, the Company recorded an impairment loss of $2.3 million related to other intangible assets in accordance with SFAS No. 144. See Note 7 for further discussion.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds several statements, including SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS No. 145 is effective in May 2002, except for the rescission of SFAS No. 4, which is effective in January 2003. The Company does not expect the adoption of SFAS No. 145 to have a significant impact on its consolidated financial statements.

4.     Net Loss per Share:

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, warrants, unvested restricted common stock, convertible notes and contingently issuable common stock.

      The following table sets forth the components of potential common stock excluded from the calculation of diluted net loss per share since their inclusion would be antidilutive:

	As of March 31,

	2002	2001

Stock options	13,832,361	17,109,160

Warrants	1,052,694	1,052,694

Unvested restricted common stock	4,587,507	9,167,672

Convertible notes	2,598,077	2,598,077

Contingently issuable common stock (Note 11)	2,500,000	1,167,883

5.     Comprehensive Loss:

      The following table presents the calculation of comprehensive loss and its components for the three months ended March 31, 2002 and 2001 (in thousands):

	For the Three Months
	Ended March 31,

	2002	2001

Net loss	$(59,058)	$(2,222,780)

Other comprehensive income (loss):

Foreign currency translation adjustment	12	—

Unrealized loss on investments	(291)	(2,636)

Reclassification adjustment for investment losses included in net loss	—	8,637

Comprehensive loss	$(59,337)	$(2,216,779)

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated other comprehensive loss consists of (in thousands):

	As of	As of
	March 31,	December 31,

	2002	2001

Foreign currency translation adjustment	$(438)	$(450)

Unrealized loss on investments	(356)	(65)

Total accumulated other comprehensive loss	$(794)	$(515)

6.     Loss on Investments:

      For the three months ended March 31, 2002, the Company recorded a loss of $4.3 million related to its investment in Netaxs, Inc. (“Netaxs”). In April 2002, FASTNET Corporation (“FASTNET”) acquired all of the outstanding capital stock of Netaxs in a merger transaction. As a result of the merger, the Company received total consideration of $278,000 in cash and FASTNET common stock in exchange for the Company’s equity holdings in Netaxs. In addition, prior to the completion of the merger, the Company settled the amounts due under an outstanding subordinated note issued by Netaxs for $400,000 in cash. The aggregate carrying amount of the investment and subordinated note prior to the sale was $5.0 million. As a result of the exchange of stock in the merger transaction and the settlement of the subordinated note, the Company recognized a loss of $4.3 million, which has been included in loss on investments in the statement of operations for the three months ended March 31, 2002. See Note 8 for further discussion.

      For the three months ended March 31, 2001, the Company recorded a loss of $9.0 million to adjust the cost basis of its investments to fair value. Loss on investments for the three months ended March 31, 2001 also includes a realized loss of $2.7 million on the sale of an equity holding in a private company and $1.8 million of losses on investments accounted for under the equity method.

7.     Goodwill and Other Intangible Assets:

      The Company adopted SFAS No. 142 in January 2002. Prior to the adoption, the carrying amount of goodwill was $4.0 million. In accordance with the provisions of SFAS No. 142, the Company reclassified its assembled workforce intangible assets of $969,000 to goodwill. The Company has concluded that it currently has one reporting unit and has assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of January 1, 2002. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 2, 2002. The fair value on January 2, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, the Company concluded that no impairment existed as of that date. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment on January 1, 2003.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles reported net loss to adjusted net loss, which excludes amortization of goodwill and assembled workforce, for the three months ended March 31, 2001 (in thousands, except loss per share amounts):

For the Three Months
Ended March 31, 2001

Reported net loss	$(2,222,780)

Goodwill amortization	234,639

Assembled workforce amortization	1,486

Adjusted net loss	$(1,986,655)

Basic and diluted net loss per share:

Reported net loss per share	$(22.50)

Goodwill amortization per share	2.38

Assembled workforce amortization per share	0.02

Adjusted net loss per share	$(20.10)

      Prior to the adoption of SFAS No. 142, the Company’s other intangible assets consisted of completed technology, trademarks and trade names, assembled workforce and acquired license rights. The Company reclassified assembled workforce to goodwill and concluded that remaining intangible assets had definite useful lives equivalent to their original useful lives. During the quarter ended March 31, 2002, the Company discontinued the sales of a service line that had utilized technology acquired in its acquisition of Network24 Communications, Inc. (“Network24”) in February 2000. In accordance with SFAS No. 144, the Company grouped all long-lived assets related to the discontinued service line, which included trademark and completed technology intangible assets, and adjusted these assets to their fair value of $168,000 as of March 31, 2002. During the three months ended March 31, 2002, the Company recorded an impairment loss of $2.3 million to adjust these intangible assets to their fair value. The impairment loss is included in amortization of other intangible assets.

      Intangible assets subject to amortization consist of the following (in thousands):

	As of March 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(19,156)	$7,613

Trademarks and trade names	4,527	(3,298)	1,229

Acquired license rights	490	(166)	324

Assembled workforce	—	—	—

Total	$31,786	$(22,620)	$9,166

	As of December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$28,683	$(16,670)	$12,013

Trademarks and trade names	4,925	(2,871)	2,054

Acquired license rights	490	(154)	336

Assembled workforce	12,411	(11,442)	969

Total	$46,509	$(31,137)	$15,372

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate amortization of intangible assets was $5.2 million, including the impairment loss of $2.3 million, and $4.3 million for the three months ended March 31, 2002 and 2001, respectively. Amortization expense is expected to be $6.7 million through the remainder of 2002, $2.2 million in 2003 and $50,000 for each of 2004, 2005 and 2006.

      During the quarter ended March 31, 2001, the Company reviewed goodwill and other long-lived assets for impairment under the guidance of SFAS No. 121. The Company considered several factors in determining whether an impairment may have occurred, including the Company’s market capitalization compared to its book value, the overall business climate and recent estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. The Company grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, the Company recorded an impairment charge of $1,912.8 million for the three months ended March 31, 2001 to adjust the carrying amount of goodwill arising from the acquisitions of Network24 and InterVU Inc. (“InterVu”) to its fair value as of March 31, 2001.

8.     Related Party Transactions:

      From time to time, the Company may engage in transactions with parties that have relationships with officers or directors of the Company, entities in which the Company has a direct ownership interest or entities with which the Company shares an interest in a joint venture. Such transactions are reviewed by the Board of Directors and are subject to the prior approval of members of the Board of Directors who do not have a personal interest in the applicable transaction. During the three months ended March 31, 2002 and 2001, the Company was a party to the following transactions with related parties:

     Akamai Japan

      In April 2001, Akamai and SOFTBANK Broadmedia Corporation (“SBBM”), a subsidiary of SOFTBANK Group, formed a joint venture to create Akamai Technologies Japan KK (“Akamai Japan”). Akamai Japan is the exclusive provider of Akamai’s services in Japan. Akamai Japan is owned 60% by SBBM and 40% by Akamai. Akamai accounts for its investment in Akamai Japan using the equity method. The Company has not recognized its equity interest in Akamai Japan’s losses to date as the carrying amount of its investment is zero. Akamai does not guarantee the obligations of Akamai Japan and has no obligation to provide future financing to Akamai Japan. During the first quarter of 2002, in connection with entering into the technology license agreement with SBBM described below, Akamai agreed to reduce the amount of Akamai Japan’s quarterly minimum resale commitment through the remainder of 2002. Akamai recognized $1.1 million of revenue from Akamai Japan during the three months ended March 31, 2002. As of March 31, 2002, $1.1 million due from Akamai Japan is included in accounts receivable. This amount was paid in full in April 2002.

      During the three months ended March 31, 2002, Akamai entered into a technology license agreement with SBBM. Akamai recognized $1.2 million of revenue from this license agreement in the three months ended March 31, 2002 and will recognize the remaining value of the contract ratably during 2002. As of March 31, 2002, there were no amounts due from SBBM included in accounts receivable.

     Sockeye Networks, Inc.

      During the three months ended March 31, 2002, the Company recognized $248,000 of revenue from Sockeye Networks, Inc. (“Sockeye”) under a quarterly service agreement that is renewable at Sockeye’s option. Payments due under the service agreement are based on a percentage of Sockeye’s revenue, subject to quarterly minimum commitments. As of March 31, 2002, $248,000 due from Sockeye is included in accounts

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable. During the three months ended March 31, 2001, the Company recognized $4.4 million of revenue from Sockeye under license and service agreements. Akamai owns 40% of Sockeye and records its share of Sockeye’s losses under the equity method. The Company recognized $1.8 million of equity method losses in the three months ended March 31, 2001. The Company did not recognize its equity interest in Sockeye’s losses during the three months ended March 31, 2002 as the carrying amount of its investment in Sockeye was reduced to zero in 2001. Akamai does not guarantee the obligations of Sockeye and has no obligation to provide future financing to Sockeye.

     Netaxs

      During the first quarter of 2001, the Company invested $5.0 million in equity and a subordinated note of Netaxs. In connection with Netaxs’ merger with FASTNET, the Company exchanged its investment in Netaxs for $278,000 in cash and common stock of FASTNET and settled the subordinated note for $400,000 in cash. As a result, the Company recognized a loss of $4.3 million, which has been recorded in loss on investments, during the quarter ended March 31, 2002. See Note 6 for further discussion. During the three months ended March 31, 2002 and 2001, Akamai purchased approximately $830,000 and $360,000, respectively, of bandwidth and co-location space from Netaxs. A senior manager of Akamai was an officer of, and held a significant ownership interest in, Netaxs and now serves as a director of FASTNET, which is a provider of comprehensive Internet solutions headquartered in Bethlehem, Pennsylvania.

9.     Stock Plans:

      During the three months ended March 31, 2002, the Company granted 500,000 options to purchase common stock at below market value to employees for the payment of equity bonus awards. The weighted average exercise price of the stock options was $0.70 per share. The options were fully vested as of the grant date. In addition, the Company repurchased 307,000 shares of restricted common stock as a result of employee forfeitures and, consequently, reversed $166,000 of previously recorded equity-related compensation. The Company also agreed to waive its right to repurchase the remaining unvested restricted common stock held by a member of the Board of Directors who will not seek re-election in May 2002. The Company recorded the intrinsic value of the remaining unvested shares of restricted common stock held by such director as of the date of the modification, resulting in equity-related compensation of $283,000 during the three months ended March 31, 2002.

      In December 2001, the Company reduced the interest rates payable on full recourse notes issued in July 1999 by certain officers to Akamai in exchange for shares of restricted common stock. The interest rates were adjusted to the Applicable Federal Rate at such time. The Company has concluded that the new interest rates were below market rates for these individual borrowers on the date of the modification. Accordingly, the shares of restricted common stock purchased in connection with the issuance of the notes are subject to variable accounting until the loans are paid in full, which will constitute an exercise of the equity awards. The Company will continue to amortize previously recognized deferred compensation related to such shares of restricted common stock as the restrictions lapse. In addition, the Company will record variable compensation based on the closing price of the Company’s stock on the last trading day of each reporting period. No additional accounting charges have been required to date.

10.     Restructuring and Lease Terminations:

      During the year ended December 31, 2001, the Company recorded a restructuring charge of $34.1 million for exit costs related to abandoned real property leases. The charge was estimated as the amount of future rent payments and termination fees for the vacant properties, less estimated sublease income. As of December 31, 2001, the Company had made $6.5 million in cash payments against the accrued restructuring liability.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2002, the Company reached an agreement with its landlord to terminate its corporate headquarters leases for 500 and 600 Technology Square (“500 Tech” and “600 Tech,” respectively) located in Cambridge, Massachusetts. In accordance with the termination agreement, Akamai paid a total fee of $15.0 million to exit both leases. The payment was comprised of cash, restricted marketable securities and forfeiture of deposits held by the landlord. In addition, the Company incurred approximately $900,000 in brokerage and legal fees directly related to the termination agreement. Total fees allocable to 600 Tech were $14.0 million. As of March 31, 2002, the accrued restructuring liability attributable to 600 Tech was $7.2 million. Accordingly, the Company recorded an additional restructuring charge related to 600 Tech of $6.8 million for the difference between the amount paid and accrued. Total fees allocable to 500 Tech were $1.9 million, which was recorded as a restructuring charge for the three months ended March 31, 2002.

      As a result of terminating the 500 Tech lease, the Company changed the estimated useful lives of certain capitalized leasehold improvements. The leasehold improvements were originally being amortized over the life of the lease through 2007 and are now being amortized over the remaining term of the lease through November 2002. The change in estimate increased depreciation expense and net loss by $315,000 for the three months ended March 31, 2002 and will increase depreciation expense and net loss by approximately $5.6 million over the next eight months.

      As of March 31, 2002, the Company revised its sublease income estimates related to certain leases vacated by the Company in 2001. As a result of continued adverse real estate conditions, the Company has not been successful in locating subtenants for certain of its vacated properties. Accordingly, the Company recorded an additional $3.7 million restructuring charge, which represents a reduction in anticipated sublease income. The following table summarizes the establishment, usage and adjustments to the restructuring liabilities related to facility leases (in millions):

	Year of
	Lease Exit

	2001	2002	Total

Restructuring charge in 2001	$34.1	—	$34.1

Cash payments in 2001	(6.5)	—	(6.5)

Ending balance, December 31, 2001	27.6	—	27.6

Restructuring charge for the three months ended March 31, 2002	10.5	$1.9	12.4

Cash payments for the three months ended March 31, 2002	(18.3)	(1.8)	(20.1)

Ending balance, March 31, 2002	$19.8	$0.1	$19.9

Current portion of accrued restructuring	$15.8	$0.1	$15.9

Long-term portion of accrued restructuring	$4.0		$4.0

      The amount of restructuring liabilities associated with operating leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors. The Company has estimated a range of potential losses related to terminating and subleasing certain of these non-cancelable operating leases. In the event that these operating leases are terminated at a higher or lower cost than the amount accrued as of March 31, 2002, the Company will record an adjustment to the restructuring liability through a restructuring charge.

11.     Contingencies:

     Legal Matters

      The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

      Between July 2, 2001 and August 31, 2001, ten purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as well as against the underwriters of the Company’s October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased Akamai’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000.

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

     CNN Advertising Agreement

      In November 1999, InterVu, which was acquired by Akamai in April 2000, entered into an advertising agreement with the CNN News Group (“CNN”). In accordance with the advertising agreement, InterVu issued common stock valued at $20.0 million to CNN. In return, CNN agreed to provide InterVu with three years of on-air and online advertising and promotional opportunities across CNN’s properties. As part of its purchase price allocation, Akamai estimated the fair value of these services to be $18.4 million. This amount has been recorded as an asset and is being amortized over the remaining life of the advertising agreement, based on usage, to advertising expense. To date, $14.0 million has been amortized to advertising expense. The remaining balance of $4.4 million is classified as a prepaid expense on the consolidated balance sheet and will be amortized in full during 2002.

      In connection with its acquisition of InterVu, Akamai issued shares of its common stock to CNN in exchange for shares of InterVu common stock held by CNN and assumed certain obligations relating to such shares, including a guarantee that the price of such shares would be above a specified price on the third anniversary of the advertising agreement. The Company has issued a letter of credit in the amount of $3.8 million for the benefit of CNN in accordance with the agreement. The Company may become obligated to issue to CNN cash in the amount of up to $10.0 million or, at the Company’s option, Akamai common stock having an equivalent value, if CNN holds its Akamai shares until November 11, 2002 and the price per share of Akamai common stock is below the guaranteed amount at such date. At the time of the acquisition of InterVu, the Company estimated the fair value of the price guarantee and included the estimated value of the guarantee in the purchase price of InterVu.

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

      The following is a summary of our financial performance and significant events affecting our results of operations and financial condition that occurred during the quarter ended March 31, 2002:

•	Total revenue was $37.9 million for the current quarter, compared to $40.2 million for the same period in the prior year. The decrease in revenue was due to a decline in license revenue and revenue from related parties, partially offset by an increase in service revenue. Service revenue increased 8% to $34.9 million in the three months ended March 31, 2002 compared to $32.3 million for the same period in the prior year. License revenue decreased 87% to $464,000 in the current period compared to $3.5 million for the same period in the prior year. Revenue from related parties decreased 43% to $2.5 million in the current period compared to $4.4 million for the same period in the prior year.

•	We ended the current quarter with 1,055 customers under recurring revenue contracts compared to 1,377 in the same period in the prior year. We ended the current quarter with 185 EdgeSuite customers compared to 16 in the same period in the prior year. Our EdgeSuite offering is a suite of services that allows for the high-performance, dynamic delivery of Web content and applications to end users, wherever they are located globally. Average per-customer monthly recurring revenue for our EdgeSuite customers was approximately $20,300 in the three months ended March 31, 2002, as compared to $15,800 for the same period in the prior year.

•	Gross margins for the quarter were 70.4%, excluding network depreciation expenses, compared to 53.2% for the same period in the prior year. Gross margins increased primarily due to lower bandwidth costs and a reduction in the number of employees who manage our network.

•	We terminated our corporate headquarters leases for a one-time fee of $15.0 million. As a result, we lowered our long-term lease commitments by $105.0 million. We will enter into a new lease for our corporate headquarters in the next several months.

•	Total cash used in operating activities in the current quarter was $36.0 million compared to $43.8 million for the same period in the prior year. Total cash used in operating activities before lease termination and restructuring payments and interest payments on our long-term debt was $7.7 million in the current period compared to $35.6 million for the same period in the prior year.

•	Total capital expenditures were $2.8 million in the current period compared to $24.3 million for the same period in the prior year. The decrease was primarily due to reduced expenditures on servers used in our network and internal-use information systems and software.

•	We ended the quarter with 822 full time employees compared to 1,299 full time employees as of March 31, 2001.

      We have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. We have incurred significant amortization expense of goodwill and other intangible assets from the acquisition of businesses. We have incurred significant restructuring expenses related to employee severance payments and lease terminations. Since our inception, we have incurred significant losses and negative cash flows from operations. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses in the future. We believe that our success is dependent on increasing our customer base, developing new services and software that leverage our proprietary technology and maintaining a proper alignment between our cost structure, particularly our cash operating expenses, and our revenue.

Critical Accounting Policies and Estimates

      In preparing the condensed consolidated financial statements included in this quarterly report on Form 10-Q, we have not made changes to our critical accounting policies as described in our annual report on Form 10-K for the year ended December 31, 2001. We have, however, modified the categories on our consolidated statements of operations based on a further refinement of employee functional roles. For the three months ended March 31, 2002 and for the same period in the prior year, we have included in cost of service the salaries, benefits and other direct costs of employees who operate our Network Operations Command Center. These costs were previously included under the engineering and development category. We have disaggregated our sales, general and administrative category into two categories: sales and marketing and general and administrative. Finally, we have moved certain department costs out of engineering and development, which has been renamed research and development. All prior period amounts have been reclassified to conform to current period presentation. These modifications had no impact on loss from operations or net loss.

      The preparation of these interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, investments, intangible assets, income taxes, depreciable lives of property and equipment, restructuring accruals and contingency accruals. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles to goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We adopted SFAS No. 142 in January 2002. See Note 7 to the condensed consolidated financial statements for further discussion.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which will be effective for fiscal year 2003. SFAS No. 143 addresses the financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet assessed the potential impact on our financial statements of adopting SFAS No. 143.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. In accordance with SFAS No. 144, during the three months ended March 31, 2002, we recorded an impairment loss of $2.3 million related to other intangible assets.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds several statements, including SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS No. 145 is effective in May 2002, except for the rescission of SFAS No. 4, which is effective in January 2003. We do not expect the adoption of SFAS No. 145 to have a significant impact on our consolidated financial statements.

Results of Operations

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the Three Months
	Ended March 31,

	2002	2001

Revenue	100.0%	100.0%

Cost of service (excludes network-related depreciation included in depreciation below)	29.6	46.8

Research and development	12.8	28.1

Sales and marketing	39.2	60.5

General and administrative	36.8	56.3

Depreciation	52.8	40.9

Amortization of goodwill	—	583.5

Amortization of intangible assets	13.8	10.7

Impairment of goodwill	—	4,757.3

Equity-related compensation	16.8	11.2

Restructuring charge	32.7	—

Total operating expenses	234.5	5,595.3

Loss from operations	(134.5)	(5,495.3)

Interest (expense) income, net	(9.4)	1.4

Loss on investments	(11.5)	(33.8)

Loss before provision for income taxes	(155.4)	(5,527.7)

Provision for income taxes	0.3	0.4

Net loss	(155.7)%	(5,528.1)%

      Revenue. We recognize revenue from our services and licenses when an enforceable arrangement to deliver the service or license has been established, the service or license has been delivered to and accepted by the customer, the fee for the service or license is fixed or determinable and collection is reasonably assured. We recognize revenue from our content delivery and streaming services based on the customer’s minimum monthly usage commitment plus usage in excess of the minimum commitment as defined in the service arrangement. We record installation and set-up fees as deferred revenue and recognize these fees ratably over the life of the customer contract. We recognize revenue from resellers based on the resellers’ contracted non-refundable minimum purchase commitment, plus amounts sold by the resellers to end customers in excess of the minimum commitment. We recognize revenue from professional services as these services are performed. From time to time, we purchase goods or services for our operations from customers at or about the same time that we enter into contracts to sell services or software to these organizations. These transactions are separately negotiated and recorded at terms we consider to be arm’s length. For all periods presented, revenue recognized from vendors where we purchased goods or services from the vendor at or about the same time that we entered into contracts to sell services or license software was less than 10% of total revenue.

      For the three months ended March 31, 2002, no customer accounted for more that 10% of revenue. For the three months ended March 31, 2001, one customer, Sockeye Networks, Inc., accounted for 11% of total revenue and no other customer accounted for more than 10% of revenue. Resellers accounted for 25% of total revenue in the current period as compared to 19% in the same period in the prior year. For the three months ended March 31, 2002 and 2001, 13% and 5%, respectively, of our revenue was derived from our operations located outside of the United States. We ended the current quarter with 1,055 customers under recurring revenue contracts as compared to 1,377 in the same period in the prior year. Average monthly revenue for these customers was approximately $11,200 in the current period as compared to $8,600 in the same period in the prior year. We increased our EdgeSuite customer base to 185 as of March 31, 2002 with average per-customer monthly recurring revenue of approximately $20,300, as compared to 16 EdgeSuite customers generating average recurring revenue of approximately $15,800 during the same period in the prior year.

      Revenue decreased 6% to $37.9 million for the three months ended March 31, 2002 compared to $40.2 million for the same period in the prior year. Service revenue increased 8% to $34.9 million for the current period as compared to $32.3 million for the same period in the prior year. The increase in service revenue was attributable to an increase in average monthly recurring revenue per customer, partially offset by a decrease in customers under recurring revenue contracts. License revenue decreased 87% to $464,000 in the current period compared to $3.5 million for the same period in the prior year. We entered into fewer technology licensing arrangements in the first quarter of 2002 than in the prior-year period. Revenue from related parties decreased 43% to $2.5 million compared to $4.4 million for the same period in the prior year. The decline in revenue from related parties was primarily attributable to the reduction in revenue from Sockeye, which was $248,000 for the three months ended March 31, 2002 as compared to $4.4 million for the three months ended March 31, 2001.

      Cost of Service. Cost of service consists primarily of fees paid to network providers for bandwidth and monthly fees for housing our servers in third-party network data centers. We include the depreciation of our network equipment used to deliver our services under the heading depreciation on the consolidated statements of operations. Cost of service also includes network operation employee costs; storage costs; live event costs including costs for production, encoding and signal acquisition; and cost of professional services.

      Cost of service, excluding network-related depreciation, decreased 40% to $11.2 million for the three months ended March 31, 2002 compared to $18.8 million for the same period in 2001. Gross margins, excluding network-related depreciation, were 70.4% and 53.2% for the three months ended March 31, 2002 and 2001, respectively. Cost of service decreased and gross margins increased in the three months ended March 31, 2002 compared to the same period in the prior year primarily due to lower bandwidth costs and a reduction in the number of employees who manage our network.

      Research and Development. Research and development expenses consist primarily of salaries and related expenses for the design, development, testing and enhancement of our services and our network. Research and development costs are expensed as incurred, except certain software development costs eligible for capitalization. During the three months ended March 31, 2002, we capitalized $1.4 million of internal costs related to the development of software that we use to deliver our services and operate our network. We believe that product development is critical to our future objectives and we intend to continue to enhance our technology to meet the challenging requirements of market demand. Research and development expenses decreased 57% to $4.9 million for the three months ended March 31, 2002 compared to $11.3 million for the same period in the prior year. The decrease was primarily due to decreased headcount in 2001 and an increase in current period capitalization of internal-use software costs.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and service support functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased 39% to $14.9 million for the three months ended March 31, 2002 compared to $24.3 million for the same period in the prior year. The decrease was primarily due to decreased headcount in 2001, decreased travel-related expenditures and decreased promotional expenditures.

      General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, information technology and other administrative personnel, fees for professional services, telecommunications costs, the provision for doubtful accounts and rent and other facility-related expenditures for leased properties. General and administrative expenses decreased 38% to $14.0 million for the three months ended March 31, 2002 compared to $22.6 million for the same period in the prior year. The decrease was primarily due to decreased headcount in 2001, decreased rent expense as a result of lease terminations, and decreased provision for doubtful accounts.

      Depreciation. Depreciation expense consists of depreciation of our network equipment and property and equipment used by us internally. Depreciation increased 22% to $20.0 million for the three months ended March 31, 2002 compared to $16.5 million for the same period in the prior year. Depreciation expense increased primarily due to capital expenditures as a result of the expansion of our network during 2001.

      As a result of terminating our 500 Tech lease, we changed the estimated useful lives of certain capitalized leasehold improvements. The leasehold improvements were originally being amortized over the life of the lease through 2007 and are now being amortized over the remaining term of the lease through November 2002. The change in estimate increased depreciation expense and net loss by $315,000 for the three months ended March 31, 2002 and will increase depreciation expense and net loss by approximately $5.6 million over the next eight months.

      Amortization of Goodwill. We no longer amortize goodwill as a result of the adoption of SFAS No. 142. As of January 1, 2002, we reclassified assembled workforce intangible assets of approximately $1.0 million to goodwill. The resulting balance of goodwill was $4.9 million on January 1, 2002. We have determined that Akamai currently has one reporting unit and we assigned the entire balance of goodwill to this reporting unit as of January 1, 2002 for purposes of performing a transitional impairment test. The fair value of the reporting unit was determined using the market capitalization of Akamai as of January 2, 2002. The fair value on January 2, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, we concluded that no impairment existed on that date. Unless changes in events or circumstances indicate that an impairment test is required, we will next test goodwill for impairment on January 1, 2003. Amortization of goodwill was $234.6 million for the three months ended March 31, 2001.

      Amortization of Other Intangible Assets. Amortization of other intangible assets increased 22% to $5.2 million for the three months ended March 31, 2002 compared to $4.3 million for the same period in the prior year. The increase was due to an impairment loss of $2.3 million recorded in the current period, partially offset by the discontinuance of assembled workforce amortization in the current period.

      Impairment of Goodwill. During the quarter ended March 31, 2001, we reviewed goodwill and other long-lived assets for impairment under the guidance of SFAS No. 121. We considered several factors in determining whether an impairment may have occurred, including Akamai’s market capitalization compared to its book value, the overall business climate and recent estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. We grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, we recorded an impairment charge of $1,912.8 million during the three months ended March 31, 2001 to adjust the carrying amount of goodwill to its fair value as of March 31, 2001.

      Equity-Related Compensation. Equity-related compensation consists of the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, the intrinsic value of accelerated stock options or restricted stock awards, the intrinsic value of equity bonus awards, the fair value of equity awards issued to non-employees, and adjustments to previously recognized equity-related compensation for awards that are forfeited due to termination of employment. Equity-related compensation increased 41% to $6.4 million for the three months ended March 31, 2002 compared to $4.5 million for the same period in the prior year. The increase was due to an increase in deferred compensation in May and June 2001, which is being amortized to equity-related compensation over two to three years, as a result of the issuance of restricted common stock to employees at below market prices, partially offset by lower equity bonus award expense and equity award acceleration expense in the current period.

      Restructuring Charge. Restructuring charges were $12.4 million for the three months ended March 31, 2002. There were no restructuring charges in the same period in the prior year. During the year ended December 31, 2001, we recorded a restructuring charge of $34.1 million for exit costs related to abandoned real property leases. The charge was estimated as the amount of future rent payments and termination fees for the vacant properties, less estimated sublease income. As of December 31, 2001, we had made $6.5 million of cash payments against the accrued restructuring liability.

      In March 2002, we reached an agreement with our landlord to terminate our corporate headquarters leases for 500 and 600 Technology Square located in Cambridge, Massachusetts. In accordance with the termination agreement, we paid a one-time fee of $15.0 million to exit both leases. The payment was comprised of cash, restricted marketable securities and forfeiture of deposits held by the landlord. In addition, we incurred approximately $900,000 in brokerage and legal fees directly related to the termination agreement. Total fees allocable to 600 Technology Square were $14.0 million. As of March 31, 2002, the accrued restructuring liability attributable to 600 Technology Square was $7.2 million. Accordingly, during the first quarter of 2002, we recorded an additional restructuring charge related to 600 Tech of $6.8 million to reflect the difference between the amount paid and accrued. Total fees allocable to 500 Tech were $1.9 million, which was recorded as a restructuring charge of $1.9 million in three months ended March 31, 2002. As a result of these actions, we reduced our long-term lease commitments by approximately $105 million. We expect that we will enter into a new operating lease for our corporate headquarters in the next several months. At that time, we will announce the terms of the new lease and its impact on our long-term lease commitments.

      As of March 31, 2002, we revised our sublease income estimates related to certain leases vacated in 2001. As a result of continued adverse real estate conditions, we have not been successful in locating subtenants for certain of our vacated properties. As a result, we have recorded an additional $3.7 million restructuring charge, which represents a reduction in anticipated sublease income. The following table summarizes the establishment, usage and adjustments to the restructuring liabilities related to facility leases (in millions):

	Year of lease exit

	2001	2002	Total

Restructuring charge in 2001	$34.1	—	$34.1

Cash payments in 2001	(6.5)	—	(6.5)

Ending balance, December 31, 2001	27.6	—	27.6

Restructuring charges for the three months ended March 31, 2002	10.5	$1.9	12.4

Cash payments for the three months ended March 31, 2002	(18.3)	(1.8)	(20.1)

Ending balance, March 31, 2002	$19.8	$0.1	$19.9

Current portion of accrued restructuring	$15.8	$0.1	$15.9

Long-term portion of accrued restructuring	$4.0		$4.0

      The amount of restructuring liabilities associated with operating leases has been estimated based on the most recent available market data and discussions with our lessors and real estate advisors. We have estimated a range of potential losses related to terminating and subleasing certain of these non-cancelable operating leases. In the event that these operating leases are terminated at a higher or lower cost than the amount accrued as of March 31, 2002, we will record an adjustment to the restructuring liability through a restructuring charge.

      Interest (Expense) Income, Net. Interest (expense) income, net, includes interest earned on invested cash balances and interest paid on our debt obligations. Interest (expense) income, net, decreased to $(3.6) million for the three months ended March 31, 2002 compared to $581,000 for the same period in the prior year. The decrease was primarily due to a decrease in our invested cash balances and a decrease in rates earned on our investments.

      Loss on Investments. Loss on investments decreased 68% to $4.3 million for the three months ended March 31, 2002 compared to $13.6 million in the same period in the prior year. Loss on investments in the current period reflects a realized loss on the sale of an investment in a private company. Loss on investments in the prior year period includes a $9.0 million impairment adjustment as a result of an other-than-temporary decline in fair value of investments, a realized loss of $2.7 million on the sale of an equity holding in a private company and $1.8 million of losses in an investment accounted for under the equity method.

Liquidity and Capital Resources

      To date, we have financed our operations primarily through private sales of capital stock and the issuance of senior subordinated notes totaling approximately $124.6 million in net proceeds, an initial public offering in October 1999 totaling $217.6 million after underwriters’ discounts and commissions, and the sale in June 2000 of $300.0 million in 5 1/2% convertible subordinated notes due July 2007. In January 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission that will enable us to sell up to $500 million of equity or debt securities in one or more public offerings. To date, we have not offered or sold securities under this registration statement. We have secured financing with our largest equipment vendors for future capital expenditures. As of March 31, 2002, cash, cash equivalents and short-term and long-term marketable securities totaled $171.7 million, $16.3 million of which is restricted.

      Cash used in operating activities decreased 18% to $36.0 million for the three months ended March 31, 2002 compared to $43.8 million for the same period in the prior year. The decrease was due to a 40% decrease in net losses before non-cash expenses such as depreciation, amortization, impairment charges, loss on investments and equity-related compensation, and a decrease in accounts receivable in the current period, partially offset by a decrease of $16.2 million in accounts payable, accrued expenses and other current and noncurrent liabilities and an increase of $1.4 million in prepaid and other current assets in the current period. Cash used in operating activities in the current period includes $20.1 million of payments against accrued restructuring liabilities related to terminated and vacated real estate leases. We expect to make payments of approximately $15.9 million against our accrued restructuring liabilities over the next 12 months.

      Cash provided by investing activities was $20.9 million for the three months ended March 31, 2002 compared to $25.4 million for the same period in the prior year. Cash provided by investing activities in the current period reflects net sales and maturities of investments of $23.5 million less capital expenditures of $2.8 million, consisting primarily of servers for the deployment and expansion of our network and internal-use information systems and software. In order to prepare our new corporate headquarters for use commencing in the fourth quarter of 2002, we expect to fund approximately $2.0 million in leasehold improvements over the next several quarters. We will use our available cash to fund these leasehold improvements. Cash used in investing activities in the same period in the prior year reflects net investment purchases, sales and maturities of $49.7 million and capital expenditures of $24.3 million.

      Cash provided by financing activities was $136,000 for the three months ended March 31, 2002 compared to $2.4 million for the same period in the prior year. Cash provided by financing activities in both periods reflects proceeds from the issuance of common stock under our stock plans and payments on capital leases.

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Factors Affecting Future Operating Results

      The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time.

      We believe that this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this quarterly report on Form 10-Q consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

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

      If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may need to obtain funding from outside sources. If we are unable to obtain needed outside funding, our business would be materially and adversely affected. In addition, even if we were to find outside funding sources, we might be required to issue to such outside sources securities with greater rights than those currently possessed by holders of our outstanding securities. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

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

Our revenue growth is primarily dependent on continued customer demand for our Internet-related services and software.

      Our future growth currently depends on the commercial success of our outsourced infrastructure services and software for enterprises that use the Internet to streamline processes, improve productivity and increase efficiencies. We refer to such enterprises as e-businesses. While we have been selling our services commercially since April 1999, sales may not continue in the future for a variety of reasons. First, the market for our services and software is relatively new and issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service, regulatory initiatives and necessary increases in bandwidth availability remain unresolved and are likely to affect its development. Furthermore, our new services, including EdgeSuite and our services under development, may not achieve widespread market acceptance. Failure of our current and planned services and software to operate as expected could also hinder or prevent their adoption. If a broad-based, sustained market for our services does not emerge and our target customers do not adopt, purchase and successfully deploy our current and planned services and software, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

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

      Terrorist attacks in New York, Pennsylvania and Washington, D.C. in September 2001 disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market and sell our services and software, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long term material adverse effect on our business, results of operations or financial condition.

Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of March 31, 2002, our network consisted of over 12,500 servers across more than 1,000 different networks. Our customers and we have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

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

      We derived a portion of our revenue in the quarter ended March 31, 2002 from fees under license and development agreements. We expect to derive a portion of our revenue in the future from license agreements that we have entered into as well as additional licensing arrangements, development agreements and other strategic technology arrangements that we may enter into. We may not be successful in completing any additional arrangements within the time periods we anticipate or at all, which could have an adverse effect on our results of operations.

Some of our current customers are emerging Internet-based businesses that may not pay us for our services on a timely basis and that may not succeed over the long term.

      Some of our customers are emerging Internet-based businesses, and we expect to earn a portion of our future revenue from this customer base. The unproven business models of some of these customers make their continued financial viability uncertain. Given the short operating history and emerging nature of many of these businesses, there is a risk that these customers will encounter financial difficulties and fail to pay for our services or delay payment substantially. In fact, a number of our customers have filed for protection under federal bankruptcy laws. The failure of our emerging business customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our future revenue in general and other financial results.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructurings, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. If, for example, the costs associated with terminating certain real property leases vacated by us in our restructurings is greater than the amount we have accrued in connection therewith, our net income would be reduced which could have a negative impact on our financial statements and results of operations. This, in turn, could adversely affect our stock price.

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

      The market for outsourced e-business infrastructure services and software is likely to continue to be characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. If our competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge and our services become obsolete, our business, results of operations and financial condition could be materially and adversely affected.

If our license agreement with MIT terminates, our business could be adversely affected.

      We have licensed from the Massachusetts Institute of Technology, or MIT, technology covered by various patent applications and copyrights relating to Internet content delivery technology. Some of our technology is based in part on the technology covered by these patent applications and copyrights. Our license is effective for the life of the patent and patent applications; however, under limited circumstances, such as our insolvency or our material breach of the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business.

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

      We acquired Network24 Communications, Inc., which we refer to as Network24, in February 2000, InterVu Inc., which we refer to as InterVu, in April 2000 and CallTheShots Inc. in July 2000. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

      If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution. Our past and future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.

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

      We have expanded our international operations to Munich, Germany; London, England and Paris, France. In addition, in April 2001, we formed a joint venture with SOFTBANK Broadmedia Corporation to create Akamai Technologies Japan KK, of which we own 40% of the common stock. A key aspect of our business strategy is to continue to expand our sales and support organizations internationally. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	market acceptance of our products and services in countries outside the United States;

•	increased expenses associated with marketing services in foreign countries;

•	general economic conditions in international markets;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings.

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

The length of time required to engage a customer and to implement our services and software may be lengthy and unpredictable.

      The timing of the sales and implementation of our software and services is lengthy and not predictable with any degree of accuracy. The potential purchase of our services and the licensing of our software is often an enterprise-wide decision by prospective customers and generally requires us to provide a significant level of education to prospective customers regarding the use and benefits of our services and software. Therefore, the period between initial contact and the implementation of our services and software is often lengthy and is subject to a number of factors that may cause significant delays. Because of this uncertainty, our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a longer period of time. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan and budget improperly and thereby could adversely affect our business, financial condition or results of operations.

Accounting principles relating to revenue recognition, equity awards and other topics relevant to our business, and our application of those principles, may change.

      In preparing our financial statements, we are required to apply numerous accounting principles promulgated by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Emerging Issues Task Force, as well as interpretations of accounting principles issued by the Securities and Exchange Commission. These principles have evolved over time and may change in the future, which could have a material impact on our consolidated financial statements. For example, future changes in revenue recognition principles may require us to modify how we recognize revenue from customers which could, in turn, affect the timing of revenue recognition. New accounting principles or changes in the interpretation of existing guidelines could have a material effect on our results of operations and financial condition.

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

      We and several of our officers and current and former directors are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock during different time periods. On April 19, 2002 a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. These complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We also hold investments in the common or preferred stock of several public and private companies. The carrying amount of these investments at March 31, 2002 was $4.5 million, which we believe approximates their fair value. Due to the limited operating history of these companies, many of which are in the start-up stage, we may not be able to recover our investment.

      We have operations in Europe and we have a joint venture in Japan. As a result, we are exposed to fluctuations in foreign exchange rates. However, we do not expect that changes in foreign exchange rates will have a significant impact on our consolidated results of operations, financial position or cash flows. We may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      Between July 2, 2001 and August 31, 2001, ten purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. We are not presently able to estimate potential losses, if any, related to these lawsuits.

      See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2001 for a discussion of legal proceedings as to which there were no material developments during the quarter ended March 31, 2002.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 10.13	Lease Termination Agreement dated as of March 18, 2002 by and between the Registrant and Massachusetts Institute of Technology.

      (b) Reports on Form 8-K

           None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

By: /s/ TIMOTHY WELLER _________________________________________ Timothy Weller
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2002