Form 10-Q
period 2002-06-30
AKAMAI TECHNOLOGIES INC
filed 2002-08-13
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27275

Akamai Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

500 Technology Square

Cambridge, MA 02139
(617) 444-3000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑  No     ☐

      The number of shares outstanding of the registrant’s common stock as of August 9, 2002: 116,414,704 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(In thousands, except share and
	per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,141	$78,774
Marketable securities (including restricted securities of $7,881 and $11,166 at June 30, 2002 and December 31, 2001, respectively)	62,788	113,906
Accounts receivable, net of allowance for doubtful accounts of $2,345 and $3,832 at June 30, 2002 and December 31, 2001, respectively	17,032	20,067
Prepaid expenses and other current assets	13,145	15,252

Total current assets	181,106	227,999
Property and equipment, net	97,458	132,237
Restricted marketable securities	9,313	17,831
Goodwill (Note 8)	4,937	3,979
Other intangible assets, net (Note 8)	6,935	15,372
Other assets	12,453	24,060

Total assets	$312,202	$421,478

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$22,175	$32,076
Accrued expenses	25,075	27,986
Accrued interest payable	8,250	8,250
Deferred revenue	4,181	4,948
Current portion of obligations under capital leases and vendor financing	1,313	405
Current portion of accrued restructuring (Note 11)	13,268	17,633

Total current liabilities	74,262	91,298
Obligations under capital leases and vendor financing, net of current portion	1,569	113
Accrued restructuring, net of current portion (Note 11)	4,336	10,010
Other liabilities	2,725	2,823
Convertible notes	300,000	300,000

Total liabilities	382,892	404,244

Commitments and contingencies (Note 12)	—	—
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 116,396,797 shares issued and outstanding at June 30, 2002; 115,099,317 shares issued and outstanding at December 31, 2001	1,164	1,151
Additional paid-in capital	3,436,918	3,438,706
Deferred compensation	(23,722)	(38,888)
Notes receivable from officers for stock	(3,406)	(3,342)
Accumulated other comprehensive loss	(466)	(515)
Accumulated deficit	(3,481,178)	(3,379,878)

Total stockholders’ (deficit) equity	(70,690)	17,234

Total liabilities and stockholders’ (deficit) equity	$312,202	$421,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(In thousands, except share and per share data)
	(Unaudited)
Revenue:
Service	$31,251	$35,569	$66,168	$67,833
License	2,517	2,322	2,981	5,822
Service and license from related parties (Note 9)	2,554	5,250	5,100	9,695

Total revenue	36,322	43,141	74,249	83,350

Cost and operating expenses:
Cost of service (excludes $11,687, $10,276, $23,494 and $19,588, respectively, of network-related depreciation included in depreciation below)(1)	10,946	16,439	22,188	35,273
Research and development(1)	4,624	9,595	9,493	20,879
Sales and marketing(1)	15,083	21,085	29,939	45,413
General and administrative(1)	15,215	24,532	29,181	47,154
Depreciation	20,602	18,340	40,612	34,792
Amortization of goodwill	—	1,093	—	235,732
Amortization of other intangible assets	2,231	4,299	7,468	8,598
Impairment of goodwill	—	—	—	1,912,840
Equity-related compensation	4,646	11,038	11,017	15,552
Restructuring charge (Note 11)	602	26,194	13,011	26,194

Total cost and operating expenses	73,949	132,615	162,909	2,382,427

Loss from operations	(37,627)	(89,474)	(88,660)	(2,299,077)
Interest expense, net	(3,733)	(1,637)	(7,307)	(1,056)
Loss on investments, net (Note 6)	(759)	(1,153)	(5,087)	(14,747)

Loss before provision for income taxes	(42,119)	(92,264)	(101,054)	(2,314,880)
Provision for income taxes	123	344	246	508

Net loss	$(42,242)	$(92,608)	$(101,300)	$(2,315,388)

Basic and diluted net loss per share	$(0.38)	$(0.91)	$(0.91)	$(23.11)

Weighted average common shares outstanding	112,253	101,629	110,973	100,205

(1)	Excludes non-cash equity-related compensation presented separately as follows:

Cost of service	$172	$195	$327	$267
Research and development	585	3,429	2,104	4,827
Sales and marketing	1,536	5,087	3,692	6,644
General and administrative	2,353	2,327	4,894	3,814

	$4,646	$11,038	$11,017	$15,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2002	2001

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(101,300)	$(2,315,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	51,263	2,195,060
Equity-related compensation	11,017	15,552
Interest income on notes receivable from officers for stock	(64)	(165)
Non-cash portion of restructuring charge	602	—
Loss on investments and disposal of property and equipment	5,528	14,747
Changes in operating assets and liabilities:
Accounts receivable, net	3,141	(4,491)
Prepaid expenses and other current assets	470	904
Accounts payable, accrued expenses and other current liabilities	(10,678)	(993)
Deferred revenue	(734)	998
Other noncurrent assets and liabilities	(3,225)	19,362

Net cash used in operating activities	(43,980)	(74,414)

Cash flows from investing activities:
Purchases of property and equipment	(6,454)	(42,548)
Purchases of investments	(24,551)	(64,673)
Proceeds from sales of property and equipment	221	—
Proceeds from sales and maturities of investments	83,138	147,393

Net cash provided by investing activities	52,354	40,172

Cash flows from financing activities:
Payments on capital leases and equipment financing loan	(851)	(609)
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	1,623	4,931

Net cash provided by financing activities	772	4,322

Effects of exchange rate translation on cash and cash equivalents	221	44

Net increase (decrease) in cash and cash equivalents	9,367	(29,876)
Cash and cash equivalents, beginning of period	78,774	150,130

Cash and cash equivalents, end of period	$88,141	$120,254

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease obligations and vendor financing	$3,214	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) is the leading provider of edge computing solutions, delivering content and distributed applications across the Internet, intranets and extranets. Akamai’s globally distributed edge computing platform comprises more than 12,900 servers in more than 1,000 networks in 66 countries, ensuring the highest levels of availability, reliability and performance. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai provides services and world-class customer care to hundreds of successful enterprises, government entities and leading e-businesses worldwide. Akamai currently operates in one business segment: outsourced e-business infrastructure services and software.

2.     Basis of Presentation and Principles of Consolidation:

      The accompanying interim condensed consolidated financial statements, together with the related notes, are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Consequently, these interim financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States for annual financial statements. Accordingly, reference should be made to the Company’s annual report on Form 10-K for the year ended December 31, 2001 for additional disclosures. Results of the interim periods are not necessarily indicative of results for the entire year.

      The interim condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform with current period presentation.

3.     Recent Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which will be effective in January 2003. SFAS No. 143 addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet completed its assessment of the potential impact on its financial statements of adopting SFAS No. 143.

      In July 2002, FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities,” which will be effective for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting requirements for costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company has not yet completed its assessment of the potential impact on its financial statements of adopting SFAS No. 146.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the components of potential common stock excluded from the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of June 30,

	2002	2001

Stock options	15,927,248	9,346,644
Warrants	1,052,694	1,052,694
Unvested restricted common stock	2,672,695	12,316,176
Convertible notes	2,598,077	2,598,077
Contingently issuable common stock (Note 12)	7,692,308	1,089,325

5.     Comprehensive Loss:

      The following table presents the calculation of comprehensive loss and its components for the three and six-month periods ended June 30, 2002 and 2001 (in thousands):

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(42,242)	$(92,608)	$(101,300)	$(2,315,388)
Other comprehensive income (loss):
Foreign currency translation adjustment	269	—	281	—
Unrealized (loss) gain on investments	(237)	1,108	(334)	(1,528)
Reclassification adjustment for investment losses included in net loss	297	—	103	8,637

Comprehensive loss	$(41,913)	$(91,500)	$(101,250)	$(2,308,279)

      Accumulated other comprehensive loss consisted of (in thousands):

	As of June 30,	As of December 31,
	2002	2001

Foreign currency translation adjustment	$(169)	$(450)
Unrealized loss on investments	(297)	(65)

Total accumulated other comprehensive loss	$(466)	$(515)

6.     Loss on Investments:

      For the six months ended June 30, 2002, the Company recognized a loss of $4.3 million related to its investment in Netaxs, Inc. (“Netaxs”), a related party. In April 2002, FASTNET Corporation (“FASTNET”) acquired all of the outstanding capital stock of Netaxs in a merger transaction. As a result of the merger, the Company received total consideration of $278,000 in the form of cash and FASTNET common stock in exchange for the Company’s equity holdings in Netaxs. In addition, prior to the completion of the merger, the Company settled the amounts due under an outstanding subordinated note issued by Netaxs for $400,000 in cash. The aggregate carrying amount of the investment and subordinated note prior to the sale was $5.0 million. As a result of the exchange of stock in the merger transaction and the settlement of the subordinated note, the Company has included the $4.3 million loss in loss on investments in the statement of operations for the six months ended June 30, 2002. See Note 9 for further discussion.

      During the three months ended June 30, 2002, the Company recorded a loss of $902,000 to adjust the cost basis of its investment in a publicly traded equity security to fair value as a result of a reduction in the

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of such security that, in the opinion of the Company, was other-than-temporary. Loss on investments also includes $143,000 of realized investment gains.

      During the first quarter of 2001, the Company recorded a loss of $9.0 million to adjust the cost basis of its investments to fair value. Loss on investments for the six months ended June 30, 2001 also includes a realized loss of $2.7 million on the sale of an equity holding in a private company, a $1.0 million impairment of an investment in a private company and $2.0 million of losses on investments in an affiliate accounted for under the equity method.

7.     Software Development Costs:

      Costs incurred during the application development stage of internal-use software projects are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include payroll and payroll-related costs for employees in our engineering and information technology groups who are directly associated with and who devote time to the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

      Should a plan exist to market the software externally, costs incurred during the application development stage will be expensed as incurred until the software reaches technological feasibility as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” To date, the Company’s development of software to be sold externally has been completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been eligible for capitalization.

      During the six months ended June 30, 2002, the Company capitalized $3.5 million of payroll and payroll-related costs for the development and enhancement of internal-use software applications. The $3.5 million represents $174,000 for employees included in cost of service, $2.9 million for employees included in research and development and $403,000 for employees included in general and administrative. As of June 30, 2002, the Company has amortized approximately $270,000 of capitalized software costs. The internal-use software primarily operates and monitors the Company’s network, delivers the Company’s services and provides other internal tools such as management reporting and asset tracking. The Company amortizes capitalized internal-use software over its estimated useful life of two years. Capitalized software is evaluated each reporting period for impairment and is written down if it is no longer probable that the software will be placed in service or if the software becomes obsolete.

8.     Goodwill and Other Intangible Assets:

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in January 2002. Prior to the adoption of SFAS No. 142, the carrying amount of goodwill was $4.0 million. In accordance with the provisions of SFAS No. 142, the Company reclassified its assembled workforce intangible assets of $969,000 to goodwill. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of January 1, 2002. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 2, 2002. The fair value on January 2, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, the Company concluded that no impairment existed as of that date. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment on January 1, 2003.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles reported net loss to adjusted net loss, which excludes amortization of goodwill, for the three and six months ended June 30, 2001 (in thousands except loss per share amounts), as if SFAS No. 142 had been adopted by the Company as of the beginning of each period:

	Ended June 30, 2001

		For the Six Months
	For the Three
	Months	Ended June 30,
		2001

Reported net loss	$(92,608)	$(2,315,388)
Goodwill amortization	1,093	235,732
Assembled workforce amortization	1,486	2,972

Adjusted net loss	$(90,029)	$(2,076,684)

Basic and diluted net loss per share:
Reported net loss per share	$(0.91)	$(23.11)
Goodwill amortization per share	0.01	2.35
Assembled workforce amortization per share	0.01	0.03

Adjusted net loss per share	$(0.89)	$(20.73)

      Prior to the adoption of SFAS No. 142, the Company’s other intangible assets consisted of completed technology, trademarks and trade names, assembled workforce and acquired license rights. In 2002, the Company reclassified assembled workforce to goodwill and concluded that the remaining intangible assets had definite useful lives equivalent to their original useful lives. During the first quarter of 2002, the Company discontinued the sales of a service line that had utilized technology acquired from Network24 Communications, Inc. (“Network24”) in February 2000. During the first quarter of 2002, the Company recorded an impairment loss of $2.3 million to adjust the intangible assets related to the Network24 technology to their fair value. The impairment loss was included in amortization of other intangible assets.

      Intangible assets subject to amortization consisted of the following (in thousands):

	As of June 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(21,068)	$5,701
Trademarks and trade names	4,527	(3,605)	922
Acquired license rights	490	(178)	312
Assembled workforce	—	—	—

Total	$31,786	$(24,851)	$6,935

	As of December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$28,683	$(16,670)	$12,013
Trademarks and trade names	4,925	(2,871)	2,054
Acquired license rights	490	(154)	336
Assembled workforce	12,411	(11,442)	969

Total	$46,509	$(31,137)	$15,372

      Aggregate amortization expense for intangible assets was $2.2 million and $4.3 million for the three months ended June 30, 2002 and 2001, respectively, and $7.5 million and $8.6 million for the six months

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2002 and 2001, respectively. Amortization expense is expected to be $4.5 million through the remainder of 2002, $2.2 million in 2003 and $50,000 in each of 2004, 2005 and 2006.

      During the first quarter of 2001, the Company reviewed goodwill and other long-lived assets for impairment under the guidance of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company considered several factors in determining whether an impairment may have occurred, including the Company’s market capitalization compared to its book value, the overall business climate and recent estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. The Company grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, the Company recorded an impairment charge of $1,912.8 million during the first quarter of 2001 to adjust the carrying amount of goodwill arising from the acquisitions of Network24 and InterVU Inc. (“InterVu”) to its fair value as of March 31, 2001.

9.     Related Party Transactions:

      From time to time, the Company may engage in transactions with parties that have relationships with officers or directors of the Company, entities in which the Company has a direct ownership interest or entities with which the Company shares an interest in a joint venture. Under the Company’s current policy, proposed transactions with these related parties are reviewed by the Company’s Audit Committee of the Board of Directors. If a majority of the disinterested members of the Audit Committee recommends proceeding with the transaction, such transaction shall then be presented to the full Board of Directors of the Company for approval by a disinterested majority of the Directors in attendance at the applicable meeting. Only upon receipt of such approval may the Company proceed with the proposed transaction. Prior to adoption of the current policy by the Board of Directors in July 2002, related party transactions involving the Company were reviewed by the full Board of Directors and were subject to the prior approval of members of the Board of Directors who did not have a personal interest in the applicable transaction. During the three and six months ended June 30, 2002 and 2001, the Company engaged in the following transactions with related parties:

     Akamai Japan

      In April 2001, Akamai and SOFTBANK Broadmedia Corporation (“SBBM”), a subsidiary of SOFTBANK Group, formed a joint venture to create Akamai Technologies Japan KK (“Akamai Japan”). Akamai Japan is the exclusive provider of Akamai’s services in Japan. Akamai Japan is owned 60% by SBBM and 40% by Akamai. Akamai accounts for its investment in Akamai Japan using the equity method. The equity method is used when the Company significantly influences, but does not control, a company in which it has an equity investment, an investee. Significant influence is presumed when the Company owns between 20% and 50% of the voting shares of an investee. The Company recognizes its share of the investee’s net income or losses based on its ownership percentage. Losses are recognized to the extent of the carrying amount of the investment, which includes net advances and extended financing. Losses are not recognized when the investment is reduced to zero, unless the Company guarantees the obligations of the investee or otherwise commits to provide future financing to the investee.

      To date, Akamai has not recognized $2.0 million of its share of Akamai Japan’s losses because the carrying amount of its investment is zero. Akamai does not guarantee the obligations of Akamai Japan and has no obligation to provide future financing to Akamai Japan. If, in the future, the Company guarantees the obligations of Akamai Japan or otherwise makes investments in or advances to Akamai Japan, the Company will record the suspended equity-method losses to the extent of the guarantee, investment or advance. During the first quarter of 2002, in connection with entering into the technology license agreement with SBBM

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described below, Akamai agreed to reduce the amount of Akamai Japan’s quarterly minimum resale commitment through the remainder of 2002. Akamai recognized $1.1 million and $2.2 million of revenue from Akamai Japan during the three and six months ended June 30, 2002, respectively. As of June 30, 2002, $1.1 million due from Akamai Japan is included in the Company’s accounts receivable. This amount was paid in full in July 2002.

      During the first quarter of 2002, Akamai entered into a technology license agreement with SBBM. Akamai recognized $1.2 million and $2.4 million of revenue from this license agreement in the three and six months ended June 30, 2002, respectively, and will recognize the remaining value of the contract during 2002. As of June 30, 2002, there were no amounts due from SBBM.

     Sockeye Networks, Inc.

      During the three and six months ended June 30, 2002, the Company recognized $252,000 and $500,000, respectively, of revenue from Sockeye Networks, Inc. (“Sockeye”) under a service agreement that is renewable at Sockeye’s option. Payments due under the service agreement are based on a percentage of Sockeye’s revenue, subject to quarterly minimum commitments of $250,000. As of June 30, 2002, there was approximately $250,000 due from Sockeye. This amount was paid in full in August 2002. During the six months ended June 30, 2001, licensing fees payable by Sockeye to Akamai were $5.2 million. In addition, during the six months ended June 30, 2001, Sockeye paid Akamai $3.7 million for technology development work performed by Akamai. Akamai owns 40% of Sockeye and records its share of Sockeye’s losses under the equity method. The Company recognized $2.0 million of equity method losses in the six months ended June 30, 2001, which is included in loss on investments. To date, Akamai has not recognized $7.4 million of its share of Sockeye’s losses because the carrying amount of its investment in Sockeye had been reduced to zero in 2001. Akamai does not guarantee the obligations of Sockeye, and has no obligation to provide future financing to Sockeye. If, in the future, the Company guarantees the obligations of Sockeye or otherwise makes investments in or advances to Sockeye, the Company will record the suspended equity-method losses to the extent of the guarantee, investment or advance.

     Netaxs/FASTNET

      Akamai’s Chief Network Architect was an officer of, and held a significant ownership in, Netaxs until Netaxs was acquired by FASTNET in a merger transaction in April 2002. In connection with the merger, this person became a director, employee and a 5% stockholder of FASTNET. During the three and six months ended June 30, 2002, Akamai purchased approximately $830,000 and $1.6 million, respectively, of bandwidth and co-location space from Netaxs. During the three and six months ended June 30, 2001, Akamai purchased approximately $240,000 and $600,000, respectively, of bandwidth and co-location space from Netaxs. The Company believes that bandwidth and co-location are purchased at fair value. See Note 6 for further discussion.

10.     Stock Plans:

      During the six months ended June 30, 2002, the Company granted 921,000 fully vested options to purchase common stock at below market value to employees for the payment of equity bonus awards. The weighted average exercise price of these stock options was $0.62. The Company recorded the intrinsic value of these options as equity-related compensation expense. In addition, the Company repurchased 656,000 shares of unvested restricted common stock as a result of employee terminations and, consequently, reversed $1,247,000 of previously recorded equity-related compensation. During the three months ended March 31, 2002, the Company agreed to waive its right to repurchase the remaining unvested restricted common stock held by a member of the Board of Directors who did not seek reelection in May 2002. The Company recorded $283,000 as equity-related compensation for the intrinsic value of the accelerated restricted common stock as

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the date of the modification. Accelerations of stock option vesting during the six months ended June 30, 2002 resulted in equity-related compensation of $44,000.

      In December 2001, the Company reduced the interest rates payable on full recourse notes issued in July 1999 by certain officers in exchange for shares of restricted common stock. The interest rates were adjusted to the Applicable Federal Rate (the “AFR”) at such time. The AFR, in the Company’s opinion, was below the market interest rate for these individual borrowers on the date of the modification. The shares of restricted common stock purchased with the funds loaned to the officers in connection with the issuance of the notes are subject to variable accounting until the loans are paid in full, which will constitute an exercise of the equity awards. The Company will continue to amortize previously recognized deferred compensation with respect to these restricted stock awards as the awards vest. In addition, the Company will record variable compensation each quarter based on the closing price of the Company’s stock on the last trading day of such quarter if the stock price exceeds $13.00 per share. No additional accounting charges have been required to date.

      In July 2002, the Company granted to its CEO an option to purchase 750,000 shares of Akamai common stock at an exercise price of $1.26. The options are scheduled to vest on the third anniversary of the date of grant; however, vesting accelerates upon the achievement of certain performance goals.

11.     Restructuring and Lease Terminations:

      During the year ended December 31, 2001, the Company recorded a restructuring charge of $34.1 million for exit costs related to abandoned real property leases. The charge was estimated as the amount of future rent payments and termination fees for the vacant properties, less estimated sublease income.

      In March 2002, the Company terminated its facility leases located at 500 and 600 Technology Square (“500 Tech” and “600 Tech,” respectively) in Cambridge, Massachusetts, for a fee of $15.0 million. In addition, the Company incurred approximately $900,000 in brokerage and legal fees directly related to the termination. Total fees allocable to 600 Tech were $14.0 million. As of March 31, 2002, the accrued restructuring liability attributable to 600 Tech was $7.2 million. Accordingly, the Company recorded a restructuring charge for the three months ended March 31, 2002 of $6.8 million for the difference between the amount paid and the amount accrued. Total fees allocable to 500 Tech were $1.9 million, which was recorded as a restructuring charge for the three months ended March 31, 2002.

      As a result of the termination of the 500 Tech lease, the Company changed the estimated useful lives of certain capitalized leasehold improvements. The leasehold improvements are now being amortized over the remaining term of the lease through November 2002. Due to the change in the estimate of such useful lives, depreciation expense and net loss increased by $1.9 million and $2.2 million for the three and six months ended June 30, 2002, respectively.

      During first quarter of 2002, the Company revised its sublease income estimates related to certain leases vacated by the Company in 2001. Due to continued adverse real estate conditions, the Company has not located sublease tenants for certain of its vacated properties. As a result, during first the quarter of 2002, the Company recorded an additional $3.7 million restructuring charge, which represents a reduction in anticipated sublease income. In addition, during the three months ended June 30, 2002, the Company recorded a non-cash restructuring charge of $602,000 to write-off long-lived assets and deferred rent related to these vacated properties.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the establishment, usage and adjustments to the restructuring liabilities related to facility leases (in millions):

Restructuring charge in 2001	$34.1
Cash payments in 2001	(6.5)

Ending balance, December 31, 2001	27.6
Restructuring charge for the six months ended June 30, 2002	13.0
Cash payments for the six months ended June 30, 2002	(22.4)
Non-cash restructuring charge for six months ended June 30, 2002	(0.6)

Ending balance, June 30, 2002	$17.6

Current portion of accrued restructuring	$13.3

Long-term portion of accrued restructuring	$4.3

      The amount of restructuring liabilities associated with operating leases has been estimated based on the most recent available market data and discussions with our lessors and real estate advisors. The Company has estimated a range of probable losses related to terminating and subleasing certain of these non-cancelable operating leases. As of June 30, 2002, the estimated range of probable future losses was approximately $17.6 million to $30.0 million. In the event that these operating leases are terminated at a higher or lower cost than the amount accrued as of June 30, 2002, the Company will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

12.     Commitments and Contingencies:

     Operating and Capital Lease Obligations

      The Company leases its facilities and certain equipment under operating and capital leases. In June 2002, the Company entered into a real property sublease agreement for its new corporate headquarters in Cambridge, Massachusetts, expiring May 2009. The minimum aggregate future obligations under non-cancelable leases as of June 30, 2002 are as follows (in thousands):

		Capital Leases
	Operating	(including vendor
	Leases	financing)

Remaining 2002	$8,445	$824
2003	13,527	1,314
2004	14,355	830
2005	12,799	266
2006	11,758	—
2007	10,482	—
Thereafter	23,393	—

Total	$94,759	3,234

Less: interest		(352)

Total principal obligations		2,882
Less: current portion		(1,313)

Noncurrent portion of principal obligations		$1,569

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Legal Matters

      The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

      Between July 2, 2001 and August 31, 2001, ten purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters of the Company’s October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased Akamai’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000.

      In January 2000, a former employee of InterVu filed an action against InterVu alleging that InterVu had breached two restricted stock purchase agreements by failing to deliver certain shares of stock after the employee’s resignation. The plaintiff sought specific performance and monetary damages. In April 2001, the court ruled in favor of the plaintiff. The court assessed damages against the Company in the amount of $1.9 million. The Company has appealed the trial court’s decision in this case. The Company has accrued for the potential loss and has placed $2.5 million, which includes interest, into an escrow account pending the appeal.

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

      In June 2002, the Company filed suit against Speedera Networks, Inc. (“Speedera”) in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides Website performance testing services. The Company is seeking a preliminary injunction to restrain Speedera from continuing to access its confidential information from such company’s database, from using any data obtained from such access, and from providing content delivery services to any prospect identified through such actions. Also, in June 2002, Speedera filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company’s dissemination of a sales presentation document constitutes false advertising and unfair competition under the Federal Lanham Act and various California statutes. Although the Company has not filed an answer in this matter, the Company believes that it has defenses to the claims made in the complaint against it and intends to contest the lawsuit. However, there can be no assurance that the Company will prevail in this action.

      In July 2002, Cable and Wireless Internet Services, formerly known as Digital Island, filed suit against the Company in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a newly-issued Cable and Wireless patent. Subsequently, in August 2002, Cable and Wireless filed a suit against the Company in the United States District Court for the Northern District of California alleging that certain Akamai services infringe a second Cable and Wireless patent. Although the Company has not filed an answer in either of these matters, the Company believes that it has defenses to the claims made in the complaints and intends to contest the lawsuit. However, there can be no assurance that the Company will prevail in these actions.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     CNN Advertising Agreement

      In November 1999, InterVu, which was acquired by Akamai in April 2000, entered into an advertising agreement with the CNN News Group (“CNN”). Under the terms of such agreement, InterVu issued common stock valued at $20.0 million to CNN. In return, CNN agreed to provide InterVu with three years of on-air and online advertising and promotional opportunities across CNN’s properties. As part of the purchase price allocation made in accounting for its acquisition of InterVu, Akamai estimated the fair value of these services to be $18.4 million. This amount has been recorded as an asset and is being amortized over the remaining life of the advertising agreement, based on usage, to advertising expense. To date, $15.3 million has been amortized to advertising expense. The remaining balance of $3.1 million is classified as a prepaid expense on the consolidated balance sheet and will be amortized in full during 2002.

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

      Either party may terminate the contract at any time for a material breach by the other party that remains uncured or the other party’s bankruptcy or similar adverse condition. In the event the agreement is terminated by CNN, CNN is required to pay Akamai as of the date of the termination notice the value of the undelivered services purchased under the agreement. In the event the agreement is terminated by Akamai because CNN engages another party to provide Internet video management and delivery services, CNN is required to pay Akamai as of the date of the termination (i) the value of the undelivered services purchased under the agreement and (ii) a breakup fee of $3.0 million initially that declines to zero over the term of the agreement. As of June 30, 2002, the value of the break-up fee is approximately $360,000.

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

Overview

      Akamai provides edge computing solutions, delivering content and distributed applications across the Internet, intranets and extranets. We market our services and software worldwide through a direct sales force and a reseller channel. Our services and software enable enterprises to reduce the complexity and cost of deploying and operating a uniform Web infrastructure while ensuring superior performance, reliability, scalability and manageability.

      The following represents selected highlights of our financial condition and results of operations for the quarter ended June 30, 2002 as compared to the same period in the prior year, a complete discussion of which appears elsewhere in the Management’s Discussion and Analysis section of this quarterly report on Form 10-Q:

•	Total revenue was $36.3 million for the quarter ended June 30, 2002, compared to $43.1 million for the same period in the prior year.

•	As of June 30, 2002, we had 211 customers of EdgeSuite, our leading service, compared to 51 at June 30, 2001. Average per-customer monthly recurring revenue for these customers for the quarter ended June 30, 2002 was approximately $22,300 in the three months ended June 30, 2002, as compared to $21,500 for the same period in the prior year.

•	As of June 30, 2002, we had 1,034 customers under recurring revenue contracts compared to 1,208 at June 30, 2001. Average monthly recurring revenue for these customers was approximately $10,750 in the quarter ended June 30, 2002, as compared to $10,000 for the same period in the prior year.

•	Gross margins for the quarter ended June 30, 2002 were 70%, excluding network depreciation expenses, compared to 62% for the same period in the prior year.

•	Total cash used in operating activities for the quarter ended June 30, 2002 was $8.0 million, compared to $30.6 million for the same period in the prior year.

•	Total capital expenditures were $3.7 million for the quarter ended June 30, 2002, compared to $18.2 million for the same period in the prior year.

•	In June 2002, we entered into a seven-year sublease agreement for our new corporate headquarters in Cambridge, Massachusetts.

•	As of June 30, 2002, we had 807 full time employees, compared to 1,129 full time employees as of June 30, 2001.

      We have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. We have incurred significant amortization expense of goodwill and other intangible assets from the acquisition of businesses. We have incurred significant restructuring expenses related to employee severance payments and under-utilized leased office space. Since our inception, we have incurred significant losses and negative cash flows from operations. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses in the future. We believe that our success is dependent on increasing our customer base, developing new services and software that leverage our proprietary technology and maintaining a proper alignment between our cost structure, particularly our cash operating expenses, and our revenue.

Critical Accounting Policies and Estimates

      In preparing the condensed consolidated financial statements included in this quarterly report on Form 10-Q, we have not made changes to our critical accounting policies as described in our annual report on Form 10-K for the year ended December 31, 2001. We have, however, modified the categories on our consolidated statements of operations based on a further refinement of employee functional roles. Specifically, for the three and six months ended June 30, 2002 and for the same periods in the prior year:

•	We included in cost of service the salaries, benefits and other direct costs of employees who operate our network. These costs were previously included under the engineering and development category.

•	We disaggregated our sales, general and administrative category into two categories: sales and marketing and general and administrative.

•	We moved information technology and network operation costs from engineering and development to general and administrative and cost of service, respectively.

•	We renamed engineering and development to research and development.

      All prior period amounts have been reclassified to conform to current period presentation. These modifications had no impact on loss from operations or net loss.

      The preparation of these interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, investments, intangible assets, income taxes, depreciable lives of property and equipment, restructuring accruals and contingency accruals. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations,” which will be effective for fiscal year 2003. SFAS No. 143 addresses the financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet assessed the potential impact on our financial statements of adopting SFAS No. 143.

      In July 2002, FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities,” which will be effective for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting requirements for costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We have not yet completed our assessment of the potential impact on our financial statements of adopting SFAS No. 146.

Results of Operations

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of service (excludes network-related depreciation included in depreciation below)	30.1	38.1	29.9	42.3
Research and development	12.7	22.2	12.8	25.1
Sales and marketing	41.6	48.9	40.3	54.5
General and administrative	41.9	56.9	39.3	56.6
Depreciation	56.7	42.5	54.7	41.7
Amortization of goodwill	—	2.5	—	282.8
Amortization of intangible assets	6.1	10.0	10.1	10.3
Impairment of goodwill	—	—	—	2,294.9
Equity-related compensation	12.8	25.6	14.8	18.7
Restructuring charge	1.7	60.7	17.5	31.4

Total operating expenses	203.6	307.4	219.4	2,858.3

Loss from operations	(103.6)	(207.4)	(119.4)	(2,758.3)
Interest expense, net	(10.3)	(3.8)	(9.8)	(1.3)
Loss on investments	(2.1)	(2.7)	(6.9)	(17.7)

Loss before provision for income taxes	(116.0)	(213.9)	(136.1)	(2,777.3)
Provision for income taxes	0.3	0.8	0.3	0.6

Net loss	(116.3)%	(214.7)%	(136.4)%	(2,777.9)%

      Revenue. We recognize revenue from our services and licensed technology when a signed contract to deliver the service or the licensed technology has been established, the service or licensed technology has been delivered or made available to, and accepted (when applicable) by, the customer, the fee for the service or licensed technology is fixed or determinable and collection is reasonably assured. We recognize revenue from our content delivery and streaming services based on the customer’s minimum monthly usage commitment plus usage in excess of the minimum commitment as defined in the service arrangement. We record installation and set-up fees as deferred revenue and recognize these fees ratably over the life of the customer contract. We recognize revenue from resellers based on the resellers’ contracted non-refundable minimum purchase commitment, plus amounts sold by the resellers to end customers in excess of the minimum commitment. We recognize revenue from professional services under time-and-material arrangements as the services are performed. We recognize revenue from fixed-fee arrangements using the percentage-of-completion method based on the percentage of cost incurred to date compared to the estimated total cost-to-complete. The impact of any revisions in estimates are recorded in the period in which they are identified. At the outset of a fixed-fee arrangement, if we are not able to estimate the total cost-to-complete, we account for the arrangement using the completed-contract method. Under this method, we recognize revenue when the contract has been completed and there are no remaining costs or deliverables. In the event that the estimated total cost on a fixed-fee contract indicates a loss, we will record the loss immediately.

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

      For the three and six months ended June 30, 2002, no customer accounted for more that 10% of revenue. For the three and six months ended June 30, 2001, one customer, Sockeye Networks, Inc., accounted for 10% and 11%, respectively, of total revenue. Resellers accounted for 23% of total revenue in the quarter ended June 30, 2002 as compared to 22% in the same period in the prior year. For both the three and six month periods ended June 30, 2002, 13% of our revenue was derived from our operations located outside of the United States compared to 9% and 7% for the three and six months ended June 30, 2001, respectively. As of June 30, 2002, we had 1,034 customers under recurring revenue contracts as compared to 1,208 at June 30, 2001. Average monthly revenue for these customers was approximately $10,750 in the three months ended June 30, 2002 as compared to $10,000 in the same period in the prior year. We increased our EdgeSuite customer base to 211 as of June 30, 2002 with average per-customer monthly recurring revenue of approximately $22,300, as compared to 51 EdgeSuite customers generating average recurring revenue of approximately $21,500 during the same period in the prior year.

      Total revenue decreased 16% to $36.3 million for the three months ended June 30, 2002 compared to $43.1 million for the same period in the prior year. Service revenue decreased 12% to $31.3 million for the quarter ended June 30, 2002 as compared to $35.6 million for the same period in the prior year. The decrease in service revenue was attributable to a decrease in customers under recurring revenue contracts. License revenue increased 8% to $2.5 million in the second quarter of 2002 compared to $2.3 million for the same period in the prior year. Revenue from related parties decreased 51% to $2.6 million in the three months ended June 30, 2002 compared to $5.3 million for the same period in the prior year. The decline in revenue from related parties was primarily attributable to the reduction in revenue from Sockeye.

      Total revenue decreased 11% to $74.2 million for the six months ended June 30, 2002 compared to $83.4 million for the same period in the prior year. The decrease in total revenue was primarily due to a reduction in related party revenue as a result of the restructuring of our agreement with Sockeye and lower license revenue.

      Cost of Service. Cost of service consists primarily of fees paid to network providers for bandwidth and monthly fees for housing our servers in third-party network data centers. We include the depreciation of our network equipment used to deliver our services under the heading depreciation on the consolidated statements of operations. Cost of service also includes network operation employee costs; storage costs; live event costs including costs for production, encoding and signal acquisition; and cost of related professional services. During the three and six months ended June 30, 2002, we capitalized $79,000 and $174,000, respectively, of payroll costs for network operations personnel related to the development of internal-use software used to operate and monitor our network.

      Cost of service, excluding network-related depreciation, decreased 33% to $10.9 million during the three months ended June 30, 2002 compared to $16.4 million in the same period in the prior year. For the six months ended June 30, 2002, cost of service, excluding network-related depreciation, decreased 37% to $22.2 million compared to $35.3 million for the same period in the prior year. Gross margins, excluding network-related depreciation, were 70% in each of the three and six months ended June 30, 2002, compared to 62% and 58%, respectively, in the same periods in the prior year. Cost of service decreased and gross margins increased in both periods due lower bandwidth costs and a decrease in the number of employees who manage our network.

      Research and Development. Research and development expenses consist primarily of salaries and related expenses for the design, development, testing and enhancement of our services and our network. Research and development costs are expensed as incurred, except certain software development costs eligible for capitalization. During the three and six months ended June 30, 2002, we capitalized $1.5 million and $2.9 million, respectively, of payroll costs related to the development of internal-use software used to deliver our services and operate our network. We believe that product development is critical to our future objectives and we intend to continue to enhance our technology to meet the challenging requirements of market demand. Research and development expenses decreased 52% to $4.6 million for the three months ended June 30, 2002 compared to $9.6 million for the same period in the prior year. For the six months ended June 30, 2002, research and development expenses decreased 55% to $9.5 million compared to $20.9 million for the same period in the prior year. The decrease during these periods was primarily due to a decrease in the number of employees in our research and development organization, a reduction in the use of consulting services and an increase in capitalization of internal-use software costs during 2002.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and service support functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased 28% to $15.1 million for the three months ended June 30, 2002 compared to $21.1 million for the same period in the prior year. For the six months ended June 30, 2002, sales and marketing expenses decreased 34% to $29.9 million compared to $45.4 million for the same period in the prior year. The decrease in both periods is primarily due to a decrease in personnel and payroll-related expenses as a result of reductions in the number of employees in the sales and marketing organization, decreased advertising expense and a decrease in the number of trade shows in which we participated.

      General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, information technology, or IT, and other administrative personnel, fees for professional services, telecommunications costs, the provision for doubtful accounts and rent and other facility-related expenditures for leased properties. During the three and six months ended June 30, 2002, we capitalized $213,000 and $403,000, respectively, of payroll costs for IT personnel related to the development of internal-use software. General and administrative expenses decreased 38% to $15.2 million for the three months ended June 30, 2002 compared to $24.5 million for the same period in the prior year. For the six months ended June 30, 2002, general and administrative expenses decreased 38% to $29.2 million compared to $47.2 million for the same period in the prior year. The decrease in both periods is primarily due to decreased headcount in 2001, decreased provision for doubtful accounts and a reduction in rent expense as a result of lease terminations.

      Depreciation. Depreciation expense consists of depreciation of our network equipment and property and equipment used by us internally. Depreciation expense increased 12% to $20.6 million in the three months ended June 30, 2002 compared to $18.3 million in the same period in the prior year. For the six months ended June 30, 2002, depreciation expense increased 17% to $40.6 million compared to $34.8 million for the same period in the prior year. Depreciation expense increased during both periods primarily due to capital expenditures as a result of the expansion of our network during 2001.

      As a result of terminating the lease for our current headquarters building, we changed the estimated useful lives of certain capitalized leasehold improvements. The leasehold improvements are now being amortized over the remaining term of the lease through November 2002. Due to the change in our estimate of such useful lives, depreciation expense and net loss increased by $1.9 million and $2.2 million for the three and six months ended June 30, 2002, respectively, and are expected to increase by approximately $2.8 million over the next five months.

      Amortization of Goodwill. We no longer amortize goodwill as a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in January 2002. As of January 1, 2002, we reclassified assembled workforce intangible assets of approximately $1.0 million to goodwill. The resulting balance of goodwill was $4.9 million on January 1, 2002. We determined that we had one reporting unit and we assigned the entire balance of goodwill to this reporting unit as of January 1, 2002 for purposes of performing a transitional impairment test. The fair value of the reporting unit was determined using the market capitalization of Akamai as of January 2, 2002. The fair value on January 2, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, we concluded that no impairment existed on that date. Unless changes in events or circumstances indicate that an impairment test is required, we will next test goodwill for impairment on January 1, 2003. Amortization of goodwill was $1.1 million for the three months ended June 30, 2001, and $235.7 million for the six months ended June 30, 2001.

      Amortization of Other Intangible Assets. Amortization of other intangible assets decreased 48% to $2.2 million in the three months ended June 30, 2002 compared to $4.3 million in the same period in the prior year. For the six months ended June 30, 2002, amortization of other intangible assets decreased 13% to $7.5 million compared to $8.6 million for the same period in the prior year. The decrease during both periods was primarily due to discontinuance of assembled workforce amortization in 2002.

      Impairment of Goodwill. During the first quarter of 2001, we reviewed goodwill and other long-lived assets for impairment under the guidance of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” We considered several factors in determining whether an impairment may have occurred, including Akamai’s market capitalization compared to its book value, the overall business climate and recent estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. We grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, we recorded an impairment charge of $1,912.8 million during the first quarter of 2001 to adjust the carrying amount of goodwill to its fair value as of March 31, 2001.

      Equity-Related Compensation. Equity-related compensation consists of the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, the intrinsic value of accelerated stock options or restricted stock awards, the intrinsic value of equity bonus awards, the fair value of equity awards issued to non-employees, and adjustments to previously recognized equity-related compensation for awards that are forfeited due to termination of employment. Equity-related compensation decreased 58% to $4.6 million for the three months ended June 30, 2002 compared to $11.0 million for the same period in the prior year. For the six months ended June 30, 2002, equity-related compensation decreased 29% to $11.0 million compared to $15.6 million for the same period in the prior year. The decrease was primarily due to a reduction in stock award accelerations and a reduction in deferred compensation amortization due to the repurchase and cancellation of restricted stock related to employee terminations.

      Restructuring Charge. Restructuring charges were $13.0 million for the six months ended June 30, 2002, compared to $26.2 million for the same period in the prior year. During the year ended December 31, 2001, we recorded a restructuring charge of $34.1 million for exit costs related to under-utilized real property leases. The charge was estimated as the amount of future rent payments and termination fees for the vacant properties, less estimated sublease income.

      In March 2002, we terminated our facility leases located at 500 and 600 Technology Square in Cambridge, Massachusetts, for a fee of $15.0 million. In addition, we incurred approximately $900,000 in brokerage and legal fees directly related to these lease terminations. Total fees allocable to 600 Technology Square were $14.0 million. As of March 31, 2002, the accrued restructuring liability attributable to 600 Technology Square was $7.2 million. Accordingly, during the first quarter of 2002, we recorded a restructuring charge of $6.8 million to reflect the difference between the amount paid and the amount accrued. The total amount of fees allocable to 500 Technology Square was $1.9 million, which was recorded as a restructuring charge for the three months ended March 31, 2002.

      During the first quarter of 2002, we revised our sublease income estimates related to certain other leases vacated in 2001. As a result of continued adverse real estate conditions, we have not been successful in locating sublease tenants for certain of our vacated properties. As a result, we have recorded an additional $3.7 million restructuring charge, which represents a reduction in anticipated sublease income. In addition, during the quarter ended June 30, 2002, we recorded a non-cash restructuring charge of $602,000 to write-off long-lived assets and deferred rent related to vacated properties.

      The following table summarizes the establishment and usage of the restructuring liabilities related to facility leases (in millions):

Restructuring charge in 2001	$34.1
Cash payments in 2001	(6.5)

Ending balance, December 31, 2001	27.6
Restructuring charges for the six months ended June 30, 2002	13.0
Cash payments for the six months ended June 30, 2002	(22.4)
Non-cash restructuring charge for the six months ended June 30, 2002	(0.6)

Ending balance, June 30, 2002	$17.6

Current portion of accrued restructuring	$13.3

Long-term portion of accrued restructuring	$4.3

      The amount of restructuring liabilities associated with operating leases has been estimated based on the most recent available market data and discussions with our lessors and real estate advisors. We have estimated a range of probable losses related to terminating and subleasing certain of these non-cancelable operating leases. As of June 30, 2002, the estimated range of probable future losses was approximately $17.6 million to $30.0 million. In the event that these operating leases are terminated at a higher or lower cost than the amount accrued as of June 30, 2002, we will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

      Interest Expense, Net. Net interest expense includes interest earned on invested cash balances and interest paid on our debt obligations. Net interest expense increased 128% to $3.7 million for the three months ended June 30, 2002 compared to $1.6 million for the same period in the prior year. For the six months ended June 30, 2002, net interest expense increased 592% to $7.3 million compared to $1.1 million for the same period in the prior year. The increase in both periods was primarily due to a decrease in our invested cash balance and a decrease in rates earned on our investments.

      Loss on Investments. Loss on investments decreased 34% to $759,000 for the three months ended June 30, 2002 compared to $1.2 million in the same period in the prior year. For the six months ended June 30, 2002, loss on investments decreased 66% to $5.1 million compared to $14.8 million for the same period in the prior year. Loss on investments in the quarter ended June 30, 2002 reflects a loss of $902,000 to adjust the cost basis of an investment in an equity security to fair value and approximately $143,000 of realized investment gains. During the six months ended June 30, 2001, loss on investments represented a loss of $9.0 million for the adjustment to market value of equity investments, realized losses of $2.7 million, a $1.0 million impairment of an investment in a private company and a loss of $2.0 million in an investment accounted for under the equity method.

Liquidity and Capital Resources

      To date, we have financed our operations primarily through private sales of capital stock and issuance of senior subordinated notes totaling approximately $124.6 million in net proceeds, an initial public offering of our common stock in October 1999 that provided $217.6 million after underwriters’ discounts and commissions, and the sale in June 2000 of $300.0 million in 5 1/2% convertible subordinated notes due July 2007 which generated net proceeds of $290.5 million. In January 2001, we filed a universal shelf registration statement with the Securities and Exchange Commission that will enable us to sell up to $500 million of equity or debt securities in one or more public offerings. To date, we have not offered or sold securities under this registration statement. We have secured financing with our largest equipment vendors for future capital expenditures. As of June 30, 2002, we have utilized $3.2 million of this vendor financing for services and capital expenditures. As of June 30, 2002, cash, cash equivalents and marketable securities totaled $160.2 million, of which $17.2 million is restricted marketable securities.

      Cash used in operating activities decreased 41% to $44.0 million for the six months ended June 30, 2002 compared to $74.4 million for the same period in the prior year. The decrease was due to a 63.5% decrease in net losses before non-cash expenses such as depreciation, amortization, impairment charges, loss on investments and equity-related compensation, and a decrease in accounts receivable of $3.1 million, partially offset by a decrease of $14.6 million in accounts payable, accrued expenses and other current and noncurrent liabilities. Cash used in operating activities for the six months ended June 30, 2002 includes $22.4 million of payments against accrued restructuring liabilities related to terminated and under-utilized real estate leases.

      Cash provided by investing activities was $52.4 million for the six months ended June 30, 2002 compared to $40.2 million for the same period in the prior year. Cash provided by investing activities in the three months ended June 30, 2002 reflects net purchases, sales and maturities of investments of $58.6 million less capital expenditures of $6.5 million consisting of servers for the deployment of our network, internal IT infrastructure and capitalization of internal-use software development costs. We will use our available cash to fund approximately $3.0 to $5.0 million, in aggregate over the next two quarters, of leasehold improvements at our new corporate headquarters. Cash provided by investing activities for the six months ended June 30, 2001 reflects net investment purchases, sales and maturities of $82.7 million and capital expenditures of $42.5 million.

      Cash provided by financing activities was $772,000 for the six months ended June 30, 2002 compared to $4.3 million for the same period in the prior year. Cash provided by financing activities in both periods reflects proceeds from the issuance of common stock under our stock plans and payments on our capital lease obligations. During the second quarter of 2002, we entered into capital leases and vendor financing agreements totaling $3.2 million, of which have paid $540,000. The remaining obligations will be paid over 24 to 36 months.

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities of $160.2 million will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

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

      We have never been profitable. We have incurred significant losses since inception and expect to continue to incur losses in the future. We cannot be certain that our revenue will continue to grow or that we will produce sufficient revenue to achieve profitability. We have large fixed expenses, and we expect to continue to incur significant sales and marketing, product development, administrative, interest and other expenses, including fees to obtain access to bandwidth for the transport of data over our network. As a result, we will need to generate significantly higher revenue to achieve and maintain profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results.

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

We have significant long-term debt and we may not be able to make interest or principal payments when due.

      As of June 30, 2002, our total long-term debt was approximately $301.6 million and our stockholders’ deficit was $70.7 million. Our 5 1/2% convertible subordinated notes due 2007 do not restrict our ability or our subsidiaries ability to incur additional indebtedness, including debt that ranks senior to the 5 1/2% notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 5 1/2% notes is $115.00 per share. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated notes. If the market price for our common stock does not exceed the conversion price, the holders of the notes are unlikely to convert their securities into common stock.

      Historically, we have had negative cash flow from operations. For the six months ended June 30, 2002, net cash used in operating activities was approximately $44.0 million. The annual debt service on our debentures and notes, assuming no securities are converted or redeemed, is approximately $16.5 million. Unless we are able to generate sufficient operating cash flow to service the notes, we will be required to raise additional funds or default on our obligations under the debentures and notes. Based on our current operating plan, we believe that we will not be required to raise additional capital to fund the repayment of our outstanding convertible debt when due. However, if we are not able to increase sales of our services, we may be required to raise additional funds in order to repay our outstanding convertible debt and there can be no assurance that, if required, we would be able to raise such funds on favorable terms, if at all.

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

      Terrorist attacks in New York, Pennsylvania and Washington, D.C. in September 2001 disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market and sell our services and software, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses to any such threats will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of June 30, 2002, our network consisted of over 12,900 servers across more than 1,000 different networks. Our customers and we have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

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

      As competition in the Internet content, streaming media and applications delivery markets continues to intensify, new solutions will come to market. We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services or entering into strategic alliances that will compete with us. These companies include networking hardware and software manufacturers, content distribution providers, traditional hardware manufacturers, telecommunications providers, software database companies and large diversified software and technology companies. Increased competition could result in:

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

      We derived a portion of our revenue in the six months ended June 30, 2002 from fees under license and development agreements. We expect to derive a portion of our revenue in the future from license agreements that we have entered into as well as additional licensing arrangements, development agreements and other strategic technology arrangements that we may enter into. We may not be successful in completing any additional arrangements within the time periods we anticipate or at all, which could have an adverse effect on our results of operations.

Some of our current customers have funding and liquidity difficulties and may not pay us for our services on a timely basis or at all.

      Some of our customers have funding and liquidity difficulties, and we expect to earn a portion of our future revenue from this customer base. Given these customers’ financial situation, there is a risk that they will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of a significant number of our customers to pay our fees on a timely basis or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our future revenue in general and other financial results.

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

      The market for outsourced e-business infrastructure services and software is likely to continue to be characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. If our competitors introduce products, services or technologies that are better than ours or that gain greater market acceptance, or if new industry standards emerge and our services become obsolete, our business, results of operations and financial condition which could be materially and adversely affected.

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

      Provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

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

      We acquired Network24 Communications, Inc. in February 2000, InterVu Inc. in April 2000 and CallTheShots Inc. in July 2000. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

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

      We and several of our officers and current and former directors are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock during different time periods. On April 19, 2002 a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 based on the allegations that the underwriters received undisclosed compensation in connection with our initial public offering.

      We can provide no assurance as to the outcome of this action. Any conclusion of these matters in a manner adverse to us would have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We also hold investments in the common or preferred stock of several public and private companies. The carrying amount of these investments at June 30, 2002 was $1.7 million, which we believe approximates their fair value. Due to the limited operating history of these companies, many of which are in the start-up stage, we may not be able to recover our investment.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      In June 2002, we filed suit against Speedera Networks, Inc., or Speedera, in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides Website performance testing services. We are seeking a preliminary injunction to restrain Speedera from continuing to access our confidential information from its database, from using any data obtained from such access, and from providing content delivery services to any prospect identified through such actions. Also, in June 2002, Speedera filed suit against us in the United States District Court for the Northern District of California alleging that our dissemination of a sales presentation document constitutes false advertising and unfair competition under the Federal Lanham Act and various California statutes. Although we have not filed an answer in this matter, we believe that we have meritorious defenses to the claims made in the complaint against us and intend to contest the lawsuit vigorously. However, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

      In July 2002, Cable and Wireless Internet Services, formerly known as Digital Island, filed suit against us in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a newly-issued Cable and Wireless patent. Subsequently, in August 2002, Cable and Wireless filed a suit against us in the United States District Court for the Northern District of California alleging that certain Akamai services infringe a second Cable and Wireless patent. Although we have not filed an answer in either of these matters, we believe that we have meritorious defenses to the claims made in the complaints and intend to contest the lawsuit vigorously. However, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to these lawsuits.

      See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2001 and Item 1 of Part III of our quarterly report on Form 10-Q for the quarter ended March 31, 2002 for a discussion of legal proceedings as to which there were no material developments during the quarter ended June 30, 2002.

Item 4.     Submission of Matters to Vote of Security Holders

      On May 21, 2002, we held our 2002 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:

1. William A. Halter and Leo Hindery, Jr. were elected to serve as directors of Akamai until the annual meeting of 2005 or until their successors are duly elected and qualified. With respect to Mr. Halter, 93,704,125 shares of common stock were voted in favor of his election, and 398,351 shares of common stock were withheld. With respect to Mr. Hindery, 93,786,174 shares of common stock were voted in favor of his election, and 316,302 shares were withheld.

In addition, the terms of the following directors continued after the annual meeting of our stockholders: George H. Conrades, Martin M. Coyne II, Ronald L. Graham, F. Thomson Leighton, Frederic V. Salerno and Naomi Seligman. See Item 5 below.

2. An amendment to our 1999 Employee Stock Purchase Plan, which we refer to as the ESPP, to automatically increase the number of shares of common stock available under the ESPP each June 1 and December 1 to restore the number of shares available for issuance thereunder provided that the aggregate number of shares shall not exceed 20,000,000 was approved. The votes cast were as follows: 36,024,873 shares of common stock were voted in favor of the amendment to the ESPP, 1,945,178 shares of common stock were voted against the amendment to the ESPP and 201,644 shares of common stock abstained from the vote. There were 55,930,781 shares of common stock subject to non-votes.

3. The ratification of PricewaterhouseCooopers LLP as our independent public accountants for the year ended December 31, 2002 was approved. The votes were cast as follows: 93,687,645 shares of common stock were voted for the ratification, 367,222 shares of common stock were voted against the ratification, and 47,609 shares of common stock abstained from the vote.

Item 5.     Other Information

      In June, 2002, Leo Hindery, Jr. resigned from the Board of Directors of Akamai.

Item 6.     Exhibits and Reports on Form 8-K

      (a)     Exhibits

Exhibit 10.14	Sublease Agreement dated as of May 3, 2002, as amended, by and between the Registrant and Novell, Inc., as amended by a First Amendment dated as of June 6, 2002.

Exhibit 10.15	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and George Conrades.

Exhibit 10.16	Employment Agreement, dated as of July 12, 2002, by and between the Registrant and George Conrades.

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

By:	/s/ TIMOTHY WELLER

Timothy Weller
Chief Financial Officer
(Principal Financial Officer)

Date: August 12, 2002