Form 10-Q
period 2002-09-30
AKAMAI TECHNOLOGIES INC
filed 2002-11-15
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27275

Akamai Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3432319 (I.R.S. Employer Identification Number)

8 Cambridge Center

Cambridge, MA 02142
(617) 444-3000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑          No ☐

      The number of shares outstanding of the registrant’s common stock as of November 11, 2002: 116,655,482 shares.

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Ex-3.3 Certificate of Designation
Ex-10.17 Incentive Stock Option Agreement
Ex-10.18 Agreement dated November 6, 2002
Ex-10.19 Agreement dated November 11, 2002
Ex-10.20 Office Lease Agreement
Ex-99.2 Certification of Chief Executive Officer
Ex-99.3 Certification of Chief Financial Officer

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(In thousands, except share
	and per share data)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$123,494	$78,774
Marketable securities (including restricted securities of $12,748 and $11,166 at September 30, 2002 and December 31, 2001, respectively)	13,416	113,906
Accounts receivable, net of allowance for doubtful accounts of $2,376 and $3,832 at September 30, 2002 and December 31, 2001, respectively	16,059	20,067
Prepaid expenses and other current assets	9,406	15,252

Total current assets	162,375	227,999
Property and equipment, net	81,273	132,237
Restricted marketable securities	5,072	17,831
Goodwill (Note 8)	4,937	3,979
Other intangible assets, net (Note 8)	4,704	15,372
Other assets	8,023	24,060

Total assets	$266,384	$421,478

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$25,406	$32,076
Accrued expenses	25,040	27,986
Accrued interest payable	4,125	8,250
Deferred revenue	3,079	4,948
Current portion of obligations under capital leases and vendor financing	1,199	405
Current portion of accrued restructuring (Note 11)	13,354	17,633

Total current liabilities	72,203	91,298
Obligations under capital leases and vendor financing, net of current portion	1,303	113
Accrued restructuring, net of current portion (Note 11)	4,620	10,010
Other liabilities	1,069	2,823
Convertible notes	300,000	300,000

Total liabilities	379,195	404,244

Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized (Note 10); no shares issued or outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 116,642,224 shares issued and outstanding at September 30, 2002; 115,099,317 shares issued and outstanding at December 31, 2001	1,166	1,151
Additional paid-in capital	3,436,962	3,438,706
Deferred compensation	(18,781)	(38,888)
Notes receivable from officers for stock	(3,440)	(3,342)
Accumulated other comprehensive loss	(7)	(515)
Accumulated deficit	(3,528,711)	(3,379,878)

Total stockholders’ (deficit) equity	(112,811)	17,234

Total liabilities and stockholders’ (deficit) equity	$266,384	$421,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)

	(Unaudited)
Revenue:
Service	$30,617	$33,680	$96,785	$101,513
License and other	2,212	4,324	5,193	10,146
Service and license from related parties (Note 9)	2,546	4,750	7,646	14,445

Total revenue	35,375	42,754	109,624	126,104

Cost and operating expenses:
Cost of service (excludes $11,484, $10,991, $35,228 and $30,579, respectively, of network-related depreciation included in depreciation below)(1)	9,580	15,870	31,768	51,143
Research and development(1)	4,820	7,626	14,313	28,505
Sales and marketing(1)	15,632	19,250	45,571	64,663
General and administrative(1)	13,772	18,396	42,953	65,550
Depreciation	20,735	19,116	61,347	53,908
Amortization of goodwill	—	793	—	236,525
Amortization of other intangible assets	2,231	6,647	9,699	15,245
Impairment of goodwill	—	—	—	1,912,840
Equity-related compensation	4,616	8,717	15,633	24,269
Restructuring charge (Note 11)	6,138	—	19,149	26,194

Total cost and operating expenses	77,524	96,415	240,433	2,478,842

Loss from operations	(42,149)	(53,661)	(130,809)	(2,352,738)
Interest expense, net	(3,950)	(2,210)	(11,257)	(3,266)
Other income	—	1,002	—	1,002
Loss on investments, net (Note 6)	(1,311)	(213)	(6,398)	(14,960)

Loss before provision for income taxes	(47,410)	(55,082)	(148,464)	(2,369,962)
Provision for income taxes	123	277	369	785

Net loss	$(47,533)	$(55,359)	$(148,833)	$(2,370,747)

Basic and diluted net loss per share	$(0.42)	$(0.53)	$(1.33)	$(23.35)

Weighted average common shares outstanding	114,251	104,166	112,066	101,525

(1) Excludes non-cash equity-related compensation presented separately as follows:
Cost of service	$164	$149	$491	$416
Research and development	1,312	2,706	3,416	7,533
Sales and marketing	1,262	3,724	4,954	10,368
General and administrative	1,878	2,138	6,772	5,952

	$4,616	$8,717	$15,633	$24,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2002	2001

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net loss	$(148,833)	$(2,370,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	76,346	2,223,782
Equity-related compensation	15,633	24,269
Interest income on notes receivable from officers for stock	(98)	(248)
Non-cash portion of restructuring charge	3,671	—
Loss on investments and disposal of property and equipment	6,994	14,960
Changes in operating assets and liabilities:
Accounts receivable, net	3,929	1,121
Prepaid expenses and other current assets	2,531	5,492
Accounts payable, accrued expenses and other current liabilities	(11,425)	(2,082)
Deferred revenue	(1,857)	959
Other noncurrent assets and liabilities	(2,272)	16,837

Net cash used in operating activities	(55,381)	(85,657)

Cash flows from investing activities:
Purchases of property and equipment and additions to internal-use software	(13,303)	(57,291)
Purchases of investments	(24,550)	(66,188)
Proceeds from sales of property and equipment	299	—
Proceeds from sales and maturities of investments	136,611	155,392

Net cash provided by investing activities	99,057	31,913

Cash flows from financing activities:
Payments on capital leases and equipment financing loan	(1,349)	(895)
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	1,676	5,044

Net cash provided by financing activities	327	4,149

Effects of exchange rate translation on cash and cash equivalents	717	119

Net increase (decrease) in cash and cash equivalents	44,720	(49,476)
Cash and cash equivalents, beginning of period	78,774	150,130

Cash and cash equivalents, end of period	$123,494	$100,654

Supplemental disclosure of cash flows information:
Cash paid for interest	$16,630	$17,050
Assets acquired under capital lease obligations and vendor financing	$3,332	$141

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides secure, outsourced, e-business infrastructure services and software. These services and software enable enterprises to reduce the complexity and cost of deploying and operating a uniform Internet Protocol, or IP, infrastructure while ensuring superior performance, reliability, scalability and manageability. Akamai’s globally distributed edge computing platform comprises more than 12,900 servers in more than 1,100 networks in 66 countries, ensuring the highest levels of availability, reliability and performance. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: outsourced e-business infrastructure services and software.

2. Basis of Presentation and Principles of Consolidation:

      The accompanying interim condensed consolidated financial statements, together with the related notes, are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these interim financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements. Accordingly, reference should be made to the Company’s annual report on Form 10-K for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2002. Results of the interim periods are not necessarily indicative of results for the entire year.

      The interim condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform with current period presentation.

3. Recent Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which will be effective in January 2003. SFAS No. 143 addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on its financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other things, SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The provision of SFAS No. 145 related to the rescission of Statement No. 4 are effective in 2003. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS No. 145 to have a significant impact on its results of operations, financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability be recognized when it is incurred and should initially

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption is not expected to have a material impact on the financial statements of the Company.

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

      The following table sets forth the components of potential common stock excluded from the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of September 30,

	2002	2001

Stock options	17,180,592	9,756,096
Warrants	1,052,694	1,052,694
Unvested restricted common stock	2,046,573	9,153,001
Convertible notes	2,598,077	2,598,077
Contingently issuable common stock (Note 12)	12,048,193	3,436,426

5. Comprehensive Loss:

      The following table presents the calculation of comprehensive loss and its components for the three and nine-month periods ended September 30, 2002 and 2001 (in thousands):

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(47,533)	$(55,359)	$(148,833)	$(2,370,747)
Other comprehensive income (loss):
Foreign currency translation adjustment	172	75	453	75
Unrealized loss on investments	(56)	(1,196)	(48)	(2,941)
Reclassification adjustment for investment losses included in net loss	343	217	103	8,637

Comprehensive loss	$(47,074)	$(56,263)	$(148,325)	$(2,364,976)

      Accumulated other comprehensive loss as of September 30, 2002 and December 31, 2001, respectively, consisted of (in thousands):

	As of September 30,	As of December 31,
	2002	2001

Foreign currency translation adjustment	$3	$(450)
Unrealized loss on investments	(10)	(65)

Total accumulated other comprehensive loss	$(7)	$(515)

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Loss on Investments:

      For the three months ended March 31, 2002, the Company recorded a loss of $4.3 million related to its investment in Netaxs, Inc. (“Netaxs”), a related party. In April 2002, FASTNET Corporation (“FASTNET”) acquired all of the outstanding capital stock of Netaxs in a merger transaction. As a result of the merger, the Company received total consideration of $278,000 in the form of cash and FASTNET common stock in exchange for the Company’s equity holdings in Netaxs. In addition, prior to the completion of the merger, the Company settled the amounts due under an outstanding subordinated note issued by Netaxs for $400,000 in cash. The aggregate carrying amount of the investment and subordinated note prior to the sale was $5.0 million. As a result of the exchange of stock in the merger transaction and the settlement of the subordinated note, the Company has included the $4.3 million loss in loss on investments in the statement of operations for the three months ended March 31, 2002. See Note 9 for further discussion.

      During the three months ended June 30, 2002, the Company recorded a loss of $902,000 to adjust the cost basis of its equity investment in a publicly-traded company to fair value as a result of a reduction in the market value of such investment that, in the opinion of management, was other-than-temporary. During the second quarter of 2002, the Company also recorded $143,000 of realized investment gains.

      During the three months ended September 30, 2002, the Company recorded a loss of $960,000 to adjust the carrying amount of its investment in a privately-held company to its estimated fair value. The Company estimated the realizable value based on the recent market capitalization of publicly traded companies in the investee’s industry. Additionally, the Company recorded a loss of $361,000 to adjust the cost basis of its equity investment in a publicly-traded company to fair value as a result of a reduction in the market value of such investment that, in the opinion of management, was other-than-temporary. Loss on investments during the three months ended September 30, 2002, includes approximately $10,000 of realized investment gains.

      During the nine months ended September 30, 2001 the Company recorded a loss of $10.3 million to adjust the cost basis of its investments to fair value, a realized loss of $2.7 million on the sale of an equity holding in a private company and $2.0 million of losses on investments in an affiliate accounted for under the equity method.

7. Software Development Costs:

      Costs incurred during the application development stage of internal-use software projects are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include payroll and payroll-related costs for employees in the Company’s engineering and information technology groups who are directly associated with and who devote time to the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post implementation stages of the software development, life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

      Should a plan exist to market the software externally, costs incurred during the application development stage are not eligible for capitalization under SOP 98-1 and are expensed as incurred until the software reaches technological feasibility as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” To date, the Company’s development of software to be sold externally has been completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been eligible for capitalization.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the nine months ended September 30, 2002, the Company capitalized $5.0 million of payroll and payroll-related costs for the development and enhancement of internal-use software applications. The internal-use software primarily operates and monitors the Company’s network, delivers the Company’s services and provides other internal tools such as management reporting and asset tracking. The $5.0 million represents $174,000, $4.2 million and $609,000 for employees included in the cost of service, research and development and general and administrative expense categories, respectively, of the statement of operations. In the third quarter of 2002, the Company impaired $122,000 of in-process internal-use software for projects that were cancelled, in part due to a reduction in the Company’s engineering staff in the fourth quarter of 2002. See Note 13. The impairment was recorded in research and development expense. As of September 30, 2002, the Company had amortized approximately $650,000 of capitalized software costs. No costs were capitalized in the prior year as the amount eligible for capitalization was not considered material to the financial statements. The Company amortizes capitalized internal-use software over its estimated useful life of two years. Capitalized software is evaluated each reporting period for impairment and is written down if it is no longer probable that the software will be placed in service or if the software becomes obsolete.

8. Goodwill and Other Intangible Assets:

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” in January 2002. Prior to the adoption of SFAS No. 142, the carrying amount of goodwill was $4.0 million. In accordance with the provisions of SFAS No. 142, the Company reclassified its assembled workforce intangible assets of approximately $1.0 million to goodwill. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit for purposes of performing a transitional impairment test as of January 1, 2002. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2002. The fair value on January 1, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, the Company concluded that no impairment existed as of that date. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment on January 1, 2003. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of January 1, 2002.

      The following table reconciles reported net loss to adjusted net loss, which excludes amortization of goodwill and assembled workforce, for the three and nine months ended September 30, 2001 (in thousands except loss per share amounts), as if SFAS No. 142 had been adopted by the Company as of the beginning of each period:

	For the Three Months	For the Nine Months

	Ended September 30, 2001

Reported net loss	$(55,359)	$(2,370,747)
Goodwill amortization	793	236,525
Assembled workforce amortization	3,834	6,806

Adjusted net loss	$(50,732)	$(2,127,416)

Reported net loss per share	$(0.53)	$(23.35)
Goodwill amortization per share	0.01	2.33
Assembled workforce amortization per share	0.04	0.07

Adjusted net loss per share	$(0.48)	$(20.95)

      Prior to the adoption of SFAS No. 142, the Company’s other intangible assets consisted of completed technology, trademarks and trade names, assembled workforce and acquired license rights. In 2002, the Company reclassified assembled workforce to goodwill and concluded that the remaining intangible assets had definite useful lives equivalent to their original useful lives. During the first quarter of 2002, the Company

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued the sales of a service line that had utilized technology acquired from Network24 Communications, Inc. (“Network24”) in February 2000. During the first quarter of 2002, the Company recorded an impairment loss of $2.3 million to adjust the intangible assets related to the Network24 technology to fair value. The impairment loss was included in amortization of other intangible assets.

      Intangible assets subject to amortization consisted of the following (in thousands):

	As of September 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(22,979)	$3,790
Trademarks and trade names	4,527	(3,912)	615
Acquired license rights	490	(191)	299

Total	$31,786	$(27,082)	$4,704

	As of December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$28,683	$(16,670)	$12,013
Trademarks and trade names	4,925	(2,871)	2,054
Acquired license rights	490	(154)	336
Assembled workforce	12,411	(11,442)	969

Total	$46,509	$(31,137)	$15,372

      Aggregate amortization expense for intangible assets was $2.2 million and $6.6 million for the three months ended September 30, 2002 and 2001, respectively, and $9.7 million and $15.2 million for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense is expected to be $2.2 million for the fourth quarter of 2002, $2.2 million in 2003 and $50,000 in each of 2004, 2005 and 2006.

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

9. Related Party Transactions:

      From time to time, the Company engages in transactions with parties that have relationships with officers or directors of the Company, entities in which the Company has a direct ownership interest or entities with which the Company shares an interest in a joint venture. Under the Company’s current policy, proposed transactions with these related parties are reviewed by the Audit Committee. If a majority of the Audit Committee members who did not have a personal interest in the applicable transaction recommends proceeding with the transaction, such transaction shall then be presented to the full Board of Directors of the

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company for approval by a disinterested majority of the Directors in attendance at the applicable meeting. Only upon receipt of such approval may the Company proceed with the proposed transaction. Prior to the adoption of the current policy by the Board of Directors in July 2002, related party transactions involving the Company were reviewed by the full Board of Directors and were subject to the prior approval of members of the Board of Directors who did not have a personal interest in the applicable transaction. During the three and nine months ended September 30, 2002 and 2001, the Company engaged in the following transactions with related parties:

     Akamai Australia

      In August 2002, the Company and ES Group Ventures Pty Ltd (“ES Group”) formed a joint venture to create Akamai Technologies AA/P Pty Limited (“Akamai Australia”). Akamai Australia is owned 60% by ES Group and 40% by the Company. In exchange for its 40% ownership interest, the Company contributed rights to use its tradename and trademarks and the exclusive right to market and resell Akamai’s services in Australia, New Zealand and, in certain circumstances, Singapore. The Company recorded its investment in the joint venture at the historical cost basis of the assets contributed, which was zero. The Company accounts for its investment in Akamai Australia using the equity method. Under the equity method, recognition of the Company’s portion of the joint venture’s net income or losses is suspended when the investment’s basis is reduced to zero, unless the Company guarantees the obligations of the investee, makes loans to the investee, or otherwise commits to provide future financing to the investee. To date, Akamai Australia has not had material net income or losses. Akamai does not guarantee the obligations of Akamai Australia and has no obligation to provide future financing to Akamai Australia.

      The Company has entered into a five year reseller agreement with Akamai Australia whereby Akamai Australia has a quarterly minimum resale commitment under which it is required to make quarterly payments to the Company. For the three months ended September 30, 2002, the Company recognized $40,000 in revenue under this reseller agreement. In order to establish the reseller relationship, Akamai Australia paid to Akamai a set-up fee of $300,000, which is being recognized as revenue ratably over the expected life of the relationship.

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

      To date, Akamai has not recognized $2.2 million of its share of Akamai Japan’s losses because the carrying amount of its investment is zero. Akamai does not guarantee the obligations of Akamai Japan and has no obligation to provide future financing to Akamai Japan. If, in the future, the Company guarantees the obligations of Akamai Japan or otherwise makes investments in or loans to Akamai Japan, the Company will record the suspended equity-method losses to the extent of the guarantee, investment or loan. During the first quarter of 2002, in connection with entering into the technology license agreement with SBBM described below, Akamai agreed to reduce the amount of Akamai Japan’s quarterly minimum resale commitment through the remainder of 2002. Akamai recognized $1.1 million and $3.3 million of revenue from Akamai Japan during the three and nine months ended September 30, 2002, respectively. Akamai recognized $750,000 and $1.5 million of revenue from Akamai Japan during the three and nine months ended September 30, 2001, respectively. As of September 30, 2002, $1.1 million due from Akamai Japan is included in the Company’s accounts receivable. This amount was paid in full in October 2002.

      During the first quarter of 2002, Akamai entered into a technology license agreement with SBBM. Akamai recognized $1.2 million and $3.6 million of revenue from this license agreement during the three and

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine months ended September 30, 2002, respectively. As of September 30, 2002, there were no amounts due from SBBM.

     Sockeye Networks, Inc.

      During the three and nine months ended September 30, 2002, the Company recognized $252,000 and $752,000, respectively, of revenue from Sockeye Networks, Inc. (“Sockeye”) under a quarterly service agreement. Payments due under the service agreement are based on a percentage of Sockeye’s revenue, subject to monthly minimum commitments. As of September 30, 2002, there were no amounts due from Sockeye. In November 2002, Sockeye terminated the service agreement. During the nine months ended September 30, 2001, fees payable by Sockeye to Akamai under the service agreement totaled $8.9 million. In addition, during the nine months ended September 30, 2001, Sockeye paid Akamai $4.0 million for technology development work performed by Akamai. From January 2001 to November 2002, Akamai owned 40% of Sockeye and recorded its share of Sockeye’s losses under the equity method. During this period, the Company recognized $2.0 million of equity method losses, which are included in loss on investments for the nine months ended September 30, 2001. From the time that the carrying amount of its investment in Sockeye was reduced to zero in 2001, Akamai has not recognized $8.4 million of its share of Sockeye’s losses.

      In November 2002, Sockeye completed a secondary round of funding in which Akamai did not participate. In addition, Akamai agreed to the cancellation of its warrant to purchase preferred stock in exchange for shares of common stock of Sockeye. Following these events, Akamai’s ownership interest in Sockeye decreased from 40% to 2%. Upon expiration of a 90-day transition period, Akamai will no longer have designated representatives on Sockeye’s board of directors. The Company will account for its remaining investment in Sockeye under the cost method.

     Netaxs/FASTNET

      Akamai’s Chief Network Scientist was an officer of, and held a significant ownership in, Netaxs until Netaxs was acquired by FASTNET in a merger transaction in April 2002. In connection with the merger, this person became a director, employee and 5% stockholder of FASTNET. During the three and nine months ended September 30, 2002, Akamai purchased approximately $706,000 and $2.3 million, respectively, of bandwidth and co-location space from Netaxs. During the three and nine months ended September 30, 2001, Akamai purchased approximately $340,000 and $1.3 million, respectively, of bandwidth and co-location space from Netaxs. The Company believes that bandwidth and co-location are purchased at fair value. See Note 6 for further discussion.

10. Stockholders’ (Deficit) Equity and Stock Plans:

     Rights Plan and Series A Junior Participating Preferred Stock

      On September 10, 2002, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (collectively, the “Rights”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share (the “Preferred Stock”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Preferred Stock at a purchase price of $9.00 in cash, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are set forth in a rights agreement dated September 10, 2002 (the “Rights Agreement”) between the Company and EquiServe Trust Company, N.A., as Rights Agent, as filed with the SEC on September 11, 2002 as Exhibit 4.1 to the Company’s Current Report on the Form 8-K.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock, and no separate certificates representing the Rights will be distributed. The Rights will separate from the common stock, and the “Distribution Date” will occur, upon the earlier of (i) ten business days following the later of (a) the first date of a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock or (b) the first date on which an executive officer of the Company has actual knowledge that a person or group of affiliated or associated persons has become such, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock. The Distribution Date may be deferred in circumstances determined by the Board of Directors. In addition, certain inadvertent acquisitions will not trigger the occurrence of the Distribution Date. The Rights will not be exercisable until the Distribution Date and will expire upon the close of business on September 10, 2012 or such earlier time as provided in the Rights Agreement.

      If the Rights become exercisable, the type and amount of securities receivable upon exercise of the Rights would depend on the circumstances at the time of exercise. Initially, each Right would entitle holders to purchase one one-thousandth of a share of Preferred Stock at an exercise price of $9.00. If a person acquires 15% or more of the Company’s common stock in a transaction that was not approved by the Board of Directors, each Right, other than those owned by the acquiring person, would instead entitle the holder to purchase $18.00 worth of the Company’s common stock for the $9.00 exercise price. If the Company is involved in a merger or other transaction with another company that is not approved by the Board of Directors, in which the Company is not the surviving corporation, or which transfers more than 50% of the Company’s assets to another company, then each Right, other than those owned by the acquiring person, would instead entitle the holder to purchase $18.00 worth of the acquiring company’s common stock for the $9.00 exercise price.

     Stock Plans

      During the nine months ended September 30, 2002, the Company granted 1.4 million fully vested options to purchase common stock at below market value to employees for the payment of equity bonus awards. The weighted average exercise price of these stock options was $0.47 per share. The Company recorded the intrinsic value of these options as equity-related compensation expense. In addition, the Company repurchased 698,000 shares of unvested restricted common stock as a result of employee terminations and, consequently, reversed $1.3 million of previously recorded equity-related compensation. During the three months ended March 31, 2002, the Company agreed to waive its right to repurchase the remaining unvested restricted common stock held by a member of the Board of Directors who did not seek reelection in May 2002. The Company recorded $283,000 as equity-related compensation for the intrinsic value of the restricted common stock as of the date of the modification. Accelerations of stock option vesting during the nine months ended September 30, 2002 resulted in equity-related compensation of $49,000.

      In July 2002, the Company granted options to purchase 750,000 shares of common stock at an exercise price of $1.26 per share, the fair market value on the date of grant, to its Chief Executive Officer, George Conrades. The options are scheduled to vest on the third anniversary of the grant; however, vesting accelerates upon the achievement of certain performance objectives. In September 2002, the Company granted options to purchase 375,000 shares of common stock at an exercise price of $0.90 per share, the fair market value on the date of grant, to its President, Paul Sagan. The options vest 25% on the date of grant and 6.25% per quarter thereafter through September 2005. Vesting will accelerate for a portion of the options upon the achievement of certain performance objectives.

      In December 2001, the Company reduced the interest rates payable on full recourse notes issued in July 1999 by certain officers in exchange for shares of restricted common stock. The interest rates were adjusted to

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Applicable Federal Rate (the “AFR”) at such time. The AFR, in the Company’s opinion, was below market rate for these individual borrowers on the date of the modification. As a result, the shares of restricted common stock purchased with the funds loaned to the officers in connection with the issuance of the notes are subject to variable accounting until the loans are paid in full, which will constitute an exercise of the equity awards. The Company will continue to amortize previously recognized deferred compensation with respect to these restricted stock awards as the awards vest. In addition, the Company will record compensation expense each quarter based on the closing price of the Company’s stock on the last trading day of such quarter if the stock price exceeds $13.00 per share for the number of shares of restricted stock purchased with the unpaid portion of the loan. No additional accounting charges have been required to date.

11. Restructuring and Lease Terminations:

      During the year ended December 31, 2001, the Company recorded a restructuring charge of $34.1 million for exit costs related to abandoned real property leases. The charge was estimated as the amount of probable future rent payments and termination fees for the vacant properties, less estimated sublease income.

      In March 2002, the Company terminated its facility leases for 500 and 600 Technology Square (“500 Tech” and “600 Tech,” respectively) in Cambridge, Massachusetts, for a fee of $15.0 million. In addition, the Company incurred approximately $900,000 in brokerage and legal fees directly related to the termination. Total fees allocable to 600 Tech were $14.0 million. As of March 31, 2002, the accrued restructuring liability attributable to 600 Tech was $7.2 million. Accordingly, the Company recorded an additional restructuring charge during the three months ended March 31, 2002 in the amount of $6.8 million for the difference between the actual termination fee and the amount previously accrued. Total fees allocable to 500 Tech were $1.9 million, which was recorded as a restructuring charge during the three months ended March 31, 2002.

      As a result of the termination of the 500 Tech lease, which was effective October 1, 2002, the Company changed the estimated useful lives of certain capitalized leasehold improvements. The leasehold improvements were fully amortized through September 2002. Due to the change in the estimate of such useful lives, depreciation expense and net loss increased by $3.0 million and $5.2 million for the three and nine months ended September 30, 2002, respectively.

      During first quarter of 2002, the Company revised its sublease income estimates related to certain leases vacated by the Company in 2001. Due to continued adverse real estate conditions, the Company has not located sublease tenants for certain of its vacated properties. As a result, during first the quarter of 2002, the Company recorded an additional $3.7 million restructuring charge, which represents a reduction in anticipated sublease income. In addition, during the second quarter of 2002, the Company recorded a non-cash restructuring charge of $602,000 to write-off long-lived assets and deferred rent related to these vacated properties.

      The Company is negotiating with the landlord of its Santa Clara facility to modify the lease for such property. The Company substantially vacated the Santa Clara facility in 2001. The Company believes that it is probable that it will reach agreement with the landlord to modify the lease. As a result, for the three months ended September 30, 2002, the Company recorded an incremental restructuring charge of $2.1 million representing the difference between the probable amount payable under the modified lease plus brokerage and legal costs, and the previously recorded restructuring liability for the Santa Clara property. In addition, as a result of the expected modification of the lease, the Company impaired leasehold improvements, deposits and deferred rent related to the Santa Clara property in the amount of $3.1 million. During the third quarter, the Company also increased its estimated loss on other restructured properties by approximately $900,000 as a result of lower sublease income expectations. In summary, the total restructuring charge of $6.1 million for the third quarter of 2002 was comprised of $5.2 million in probable lease modification costs and asset impairments

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the Santa Clara facility and $900,000 for adjustments to sublease income expectations for other vacant properties.

      The following table summarizes the establishment, usage and adjustments to the restructuring liabilities related to facility leases (in millions):

Restructuring
Liabilities

Restructuring charge for the twelve months ended December 31, 2001	$34.1
Cash payments for the twelve months ended December 31, 2001	(6.5)

Ending balance, December 31, 2001	27.6
Restructuring charge for the nine months ended September 30, 2002	19.1
Cash payments for the nine months ended September 30, 2002	(25.0)
Non-cash restructuring charges for nine months ended September 30, 2002	(3.7)

Ending balance, September 30, 2002	$18.0

Current portion of accrued restructuring	$13.4

Long-term portion of accrued restructuring	$4.6

      The amount of restructuring liabilities associated with operating leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors. In the event that these operating leases are terminated at a higher or lower cost than the amount accrued as of September 30, 2002, the Company will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

12. Commitments and Contingencies:

     Operating and Capital Lease Obligations

      The Company leases its facilities and certain equipment under operating and capital leases. In June 2002, the Company entered into a real property sublease agreement, which expires in May 2009, for its new corporate headquarters in Cambridge, Massachusetts. The minimum aggregate future obligations under non-cancelable leases, including the Santa Clara facility, as of September 30, 2002 are as follows (in thousands):

		Capital Leases
	Operating	(including vendor
	Leases	financing)

Remaining 2002	$3,986	$257
2003	13,421	1,363
2004	14,245	880
2005	12,752	291
2006	11,758	—
2007	10,482	—
Thereafter	23,393	—

Total	$90,037	2,791

Less: interest		(289)

Total principal obligations		2,502
Less: current portion		(1,199)

Noncurrent portion of principal obligation		$1,303

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

      On September 13, 2000, the Company, together with the Massachusetts Institute of Technology (“MIT”), filed suit in the United States District Court for the District of Massachusetts against Digital Island Inc. (“Digital Island”), a wholly-owned subsidiary of Cable and Wireless, plc, for infringing an MIT patent licensed exclusively to us (the “703 patent”). On December 21, 2001, a jury found that Digital Island’s Footprint 2.0 content delivery network and service offering infringe seven asserted claims of the 703 patent. In August 2002, the Court issued a permanent injunction against Digital Island restraining it from violating certain claims of the 703 patent. Digital Island has appealed this ruling. The Court will set a schedule for a separate trial to be held on the damages payable by Digital Island as a result of its infringement of the 703 patent.

      Between July 2, 2001 and August 31, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company and several of its current and former officers and directors as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. On July 15, 2002, the Company joined in an omnibus motion to dismiss filed by all issuer defendants named in similar actions. The motion to dismiss challenges the legal sufficiency of the plaintiffs’ claims, including those in the consolidated amended complaint. Plaintiffs have opposed that motion, which has not yet been heard by the Court. In addition, in August 2002, the plaintiffs agreed to dismiss without prejudice all of the individual defendants from the consolidated complaint, although those dismissals have not yet been filed. The Company is not presently able to estimate potential losses, if any, related to these lawsuits.

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

      In August 2001, Network Caching Technology, L.L.C. (“NCT”) amended an existing patent infringement action pending in the United States District Court for the Northern District of California to join Akamai as a co-defendant. The case alleged that Novell, Inc., Volera, Inc., CacheFlow, Inc., Inktomi Corporation and Akamai, infringe four patents relating to network file services and cache mechanisms. In October 2002, NCT and the Company reached an agreement to settle this dispute, and the case against Akamai was dismissed.

      In June 2002, Speedera Networks, Inc. (“Speedera”) filed suit against the Company in the United States District Court for the Northern District of California alleging that the Company’s dissemination of a sales presentation document constitutes false advertising and unfair competition under the Federal Lanham Act and various California statutes. This suit was voluntarily dismissed by Speedera in September 2002.

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2002, the Company filed suit against Speedera in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides Website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access Akamai’s confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against the Company seeking monetary damages and injunctive relief and alleging that Akamai engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. Management believes that Akamai has meritorious defenses to the claims made in Speedera’s cross-claim and intends to contest the allegations vigorously. However, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this cross-claim.

      In July 2002, Cable and Wireless Internet Services (“C&W”), formerly known as Digital Island, filed suit against the Company in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a newly-issued C&W patent. C&W is seeking a preliminary injunction restraining the Company from offering services that infringe such patent. Subsequently, in August 2002, C&W filed a suit against the Company in the United States District Court for the Northern District of California alleging that certain Akamai services infringe a second C&W patent. The Company believes that it has meritorious defenses to the claims made in the complaints and intends to contest the lawsuit vigorously. However, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to these lawsuits.

      In September 2002, Teknowledge Corporation (“Teknowledge”) filed suit in the United States District Court for the District of Delaware against the Company, C&W and Inktomi Corporation alleging that certain services offered by each company infringe a Teknowledge patent relating to automatic retrieval of changed files by a network software agent. Although the Company has not filed an answer in this matter, the Company believes that it has meritorious defenses to the claims made in the complaint and intends to contest the lawsuit vigorously. However, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

     CNN Advertising Agreement

      In November 1999, InterVu, which was acquired by Akamai in April 2000, entered into an advertising agreement with the CNN News Group (“CNN”). Under the terms of such agreement, InterVu issued common stock valued at $20.0 million to CNN. In return, CNN agreed to provide InterVu with three years of on-air and online advertising and promotional opportunities across CNN’s properties. As part of the purchase price allocation made in accounting for its acquisition of InterVu, Akamai estimated the fair value of these services to be $18.4 million. This amount has been recorded as an asset and is being amortized over the remaining life of the advertising agreement, based on usage, to advertising expense. To date, $17.0 million has been amortized to advertising expense. The remaining balance of $1.4 million is classified as a prepaid expense on the consolidated balance sheet and will be amortized in full during 2002.

      In connection with its acquisition of InterVu, Akamai issued shares of its common stock to CNN in exchange for shares of InterVu common stock held by CNN and assumed certain obligations relating to such shares, including a guarantee that the price of such shares would be above a specified price on the third anniversary of the advertising agreement. At the time of the acquisition of InterVu, the Company estimated the fair value of the price guarantee and included the estimated value of the guarantee in the purchase price of InterVu. In November 2002, the Company agreed to satisfy the $10 million price guarantee through a cash payment to CNN of $2.7 million and the release of a $3.8 million letter of credit issued to CNN. Settlement will become effective when CNN receives the cash payment and draws on the letter of credit. The $6.5 million payment is considered a component of the purchase price of InterVu and will be recorded as Additional

AKAMAI TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Paid-In Capital. The fair value of the shares of common stock issued in the InterVu acquisition will be reduced by $6.5 million, thus the total purchase price of $2.8 billion remains the same.

13. Subsequent Events:

      In October 2002, the Company reduced its workforce by approximately 200 employees, or 29%, from all functional areas. As a result, the Company will record a charge of $3.0 million to $3.4 million during the fourth quarter of 2002 for one-time termination benefit payments.

      The Company announced that its Chief Financial Officer, Timothy Weller, will leave the Company effective November 15, 2002. Robert Cobuzzi has been hired by Akamai to serve as its Chief Financial Officer effective as of November 18, 2002.

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

Overview

      Akamai provides secure, outsourced, e-business infrastructure services and software. We market our services and software worldwide through a direct sales force and a reseller channel. Our services and software enable enterprises to reduce the complexity and cost of deploying and operating a uniform Web infrastructure while ensuring superior performance, reliability, scalability and manageability.

      We have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. We have incurred significant amortization expense and write-offs of goodwill and other intangible assets from the acquisition of businesses. We have incurred significant restructuring expenses related to employee severance payments and under-utilized leased office space. Since our inception, we have incurred significant losses and negative cash flows from operations. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses in the future. As of September 30, 2002, we have $300 million of convertible notes which are scheduled to become due in 2007. We believe that our success is dependent on increasing our customer base, developing new services and software that leverage our proprietary technology and achieving a proper alignment between our cost structure, particularly our cash operating expenses, and our revenue.

      The following represents selected highlights of our financial condition and results of operations for the quarter ended September 30, 2002 as compared to the same period in the prior year, a complete discussion of which appears elsewhere in the Management’s Discussion and Analysis section of this quarterly report on Form 10-Q:

•	Total revenue was $35.4 million for the quarter ended September 30, 2002, compared to $42.8 million for the same period in the prior year.

•	As of September 30, 2002, we had 243 customers of EdgeSuite, our leading service, compared to 100 at September 30, 2001. Average per-customer monthly recurring revenue for these customers for the quarter ended September 30, 2002 was approximately $20,200 as compared to $24,200 for the same period in the prior year.

•	As of September 30, 2002, we had 975 customers under recurring revenue contracts compared to 1,096 at September 30, 2001. Average monthly recurring revenue for these customers was approximately $11,400 for the quarter ended September 30, 2002, as compared to $10,400 for the same period in the prior year.

•	Gross margins, excluding network depreciation expenses, for the quarter ended September 30, 2002 were 73%, compared to 63% for the same period in the prior year.

•	Total capital expenditures were $7.0 million for the quarter ended September 30, 2002, compared to $14.7 million for the same period in the prior year.

•	As of September 30, 2002, we had 789 full time employees, compared to 1,111 full time employees as of September 30, 2001.

Recent Events

      In October 2002, we reduced our workforce by 29%, or approximately 200 employees. The reduction affected all of our functional areas. We expect to record a restructuring charge in the fourth quarter of 2002 of approximately $3.0 to $3.4 million for one-time benefit payments to affected employees. As a result of these actions, we expect payroll and payroll-related costs to decline by approximately $5 million per quarter starting in the first quarter of 2003. We expect to complete the fiscal year ending December 31, 2002 with approximately 550 employees.

      Our Chief Financial Officer, Timothy Weller, will leave Akamai effective November 15, 2002. Robert Cobuzzi has been hired by Akamai to serve as our Chief Financial Officer effective as of November 18, 2002.

      We are negotiating with the landlord of our Santa Clara facility to modify our lease for such property. We substantially vacated the property in 2001. The contractual lease term for the Santa Clara facility runs through 2010 and has minimum contractual lease payments of $55 million as of September 30, 2002. We believe that it is probable that we will reach agreement with our landlord to modify this lease. As a result, we recorded a restructuring charge of $5.2 million for probable lease modification costs. In addition, we increased our restructuring liabilities by $900,000 to reflect reduced sublease income expectations for other vacant properties.

      Sockeye Networks Inc., or Sockeye, terminated its service agreement with us effective November 2002. In addition, Sockeye obtained a secondary round of funding that resulted in a dilution in our equity ownership from 40% to 2%. As a result of these events, we expect to recognize insignificant amounts of revenue from Sockeye in the fourth quarter of 2002 and in the future.

      In November 2002, we settled our $10 million stock price appreciation guarantee to CNN News Group by agreeing to make a $2.7 million cash payment and to release a $3.8 million letter of credit.

Critical Accounting Policies and Estimates

      In preparing the condensed consolidated financial statements included in this quarterly report on Form 10-Q, we have not made changes to our critical accounting policies as described in our annual report on Form 10-K for the year ended December 31, 2001. We have, however, modified the categories on our consolidated statements of operations based on a further refinement of employee functional roles. Specifically, for the three and nine months ended September 30, 2002 and for the same periods in the prior year:

•	We included in cost of service the salaries, benefits and other direct costs of employees who operate our network. These costs were previously included under the engineering and development category.

•	We disaggregated our sales, general and administrative category into two categories: sales and marketing and general and administrative.

•	We moved internal information technology and network operation costs from engineering and development to general and administrative and cost of service, respectively.

•	We renamed engineering and development to research and development.

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations,” which will be effective in January 2003. SFAS No. 143 addresses the financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS No. 143 to have a significant impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other things, SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The provision of SFAS No. 145 related to the rescission of Statement No. 4 are effective in 2003. Early application of the provisions of this Statement is encouraged. We do not expect the adoption of SFAS No. 145 to have a significant impact on our results of operations, financial position or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption of this statement is not expected to have a material impact on our financial statements.

Results of Operations

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of service	27.1	37.1	29.0	40.6
Research and development	13.6	17.8	13.1	22.6
Sales and marketing	44.2	45.0	41.6	51.3
General and administrative	38.9	43.0	39.2	52.0
Depreciation	58.6	44.7	56.0	42.7
Amortization of goodwill	—	1.9	—	187.5
Amortization of other intangible assets	6.3	15.6	8.8	12.1
Impairment of goodwill	—	—	—	1,516.9
Equity-related compensation	13.0	20.4	14.3	19.2
Restructuring charge	17.4	—	17.5	20.8

Total cost and operating expenses	219.1	225.5	219.5	1,965.7

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Loss from operations	(119.1)	(125.5)	(119.5)	(1,865.7)
Interest expense, net	(11.2)	(5.2)	(10.3)	(2.6)
Other income	—	2.3	—	0.8
Loss on investments, net	(3.7)	(0.5)	(5.8)	(11.9)

Loss before provision for income taxes	(134.0)	(128.9)	(135.6)	(1,879.4)
Provision for income taxes	0.3	0.6	0.3	0.6

Net loss	(134.3)%	(129.5)%	(135.9)%	(1,880.0)%

      Revenue. We recognize revenue from our services and licensed technology when a contract to deliver the service or the licensed technology has been signed by both parties, the service or licensed technology has been delivered or made available to, and accepted (when applicable) by, the customer, the fee for the service or licensed technology is fixed or determinable and collection is reasonably assured. We recognize revenue from our content delivery and streaming services based on the customer’s minimum monthly usage commitment plus usage in excess of the minimum commitment as defined in the service arrangement. We record installation and set-up fees as deferred revenue and recognize these fees ratably over the life of the customer contract. We recognize revenue from resellers based on the resellers’ contracted non-refundable minimum purchase commitment, plus amounts sold by the resellers to end customers in excess of the minimum commitment. We recognize revenue from professional services under time-and-material arrangements as the services are performed.

      We recognize revenue from fixed-fee arrangements using the percentage-of-completion method in accordance with Accounting Research Bulletin No. 45, or ARB 45, “Long-Term Construction-Type Contracts”, and with the applicable guidance provided by Statement of Position 81-1, or SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” based on the percentage of cost incurred to date compared to the estimated total cost-to-complete. The impact of any revisions in estimates are recorded in the period in which they are identified. At the outset of a fixed-fee arrangement, if we are not able to estimate the total cost-to-complete, we account for the arrangement using the completed-contract method. Under this method, we recognize revenue when the contract is complete and there are no remaining costs or deliverables. In the event that the estimated total cost on a fixed-fee contract indicates a loss, we will record the loss immediately.

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

      For the three and nine months ended September 30, 2002, no customer accounted for more than 10% of revenue. For the nine months ended September 30, 2001, one customer, Sockeye, accounted for 10% of total revenue. No customer accounted for more than 10% of total revenue for the three months ended September 30, 2001. Resellers accounted for 22% of total revenue in the quarter ended September 30, 2002 as compared to 16% in the same period in the prior year. For the three and nine months ended September 30, 2002, 14% and 13%, respectively, of our revenue was derived from our operations located outside of the United States compared to 9% and 7% for the three and nine months ended September 30, 2001, respectively. As of September 30, 2002, we had 975 customers under recurring revenue contracts as compared to 1,096 at September 30, 2001. Average monthly revenue for these customers was approximately $11,400 in the three months ended September 30, 2002 as compared to $10,400 in the same period in the prior year. We increased our EdgeSuite customer base to 243 as of September 30, 2002 with average per-customer monthly recurring revenue of approximately $20,200, as compared to 100 EdgeSuite customers generating average recurring revenue of approximately $24,200 during the same period in the prior year.

      Total revenue decreased 17%, or $7.4 million, to $35.4 million for the three months ended September 30, 2002 compared to $42.8 million for the same period in the prior year. Total revenue decreased 13%, or $16.5 million, to $109.6 million for the nine months ended September 30, 2002 compared to $126.1 million for the same period in the prior year. Service revenue decreased 9%, or $3.1 million, to $30.6 million for the quarter ended September 30, 2002 as compared to $33.7 million for the same period in the prior year. Service revenue decreased 5%, or $4.7 million, to $96.8 million for the nine months ended September 30, 2002 as compared to $101.5 million for the same period in the prior year. The decrease in service revenue in both periods was attributable to a decrease in customers under recurring revenue contracts, partially offset by an increase in average monthly recurring revenue per customer as we increased the number of EdgeSuite customers as a percentage of total customers.

      License and other revenue decreased 49%, or $2.1 million, to $2.2 million for the three months ended September 30, 2002, compared to $4.3 million for the same period in the prior year. License and other revenue decreased 49%, or $4.9 million, to $5.2 million for the nine months ended September 30, 2002, compared to $10.1 million for the same period in the prior year. For both periods, we entered into fewer technology licenses in the current year as compared to the same period in the prior year. License and other revenue in the current quarter includes $1.2 million in sales of our Enterprise Content Delivery solution, an offering that provides our content delivery technology behind an enterprise’s firewall. We have decided to postpone the general commercial release of this offering and focus our efforts in this area on sales to governmental customers and strategic enterprise customers. As a result, we may not realize revenue from this offering in the next several quarters, if at all. License and other revenue for the three and nine months ended September 2002 also includes $700,000 and $1.9 million, respectively, for customized solutions delivered under long-term contracts. We account for these arrangements under long-term contract accounting.

      Revenue from related parties decreased 46%, or $2.3 million, to $2.5 million for the three months ended September 30, 2002 compared to $4.8 million for the same period in the prior year. Revenue from related parties decreased 47%, or $6.8 million, to $7.6 million in the nine months ended September 30, 2002 compared to $14.4 million for the same period in the prior year. The decline in revenue from related parties in both periods was primarily attributable to the reduction in revenue from Sockeye as a result of the restructuring of our agreement with Sockeye in the third quarter of 2001. As a result of Sockeye’s termination of its service agreement with us, we expect that revenue from Sockeye will decrease in the future.

      Cost of Service. Cost of service consists primarily of fees paid to network providers for bandwidth and monthly fees for housing our servers in third-party network data centers. We include the depreciation of our network equipment used to deliver our services under the heading depreciation on the consolidated statements of operations. Cost of service also includes network operation employee costs; storage costs; live event costs including costs for production, encoding and signal acquisition; and cost of professional services. During the nine months ended September 30, 2002, we capitalized $174,000 of payroll costs for network operations personnel related to the development of internal-use software used to operate and monitor our network. We did not capitalize payroll costs for network operations personnel during the three months ended September 30, 2002.

      Cost of service decreased 40% to $9.6 million during the three months ended September 30, 2002 compared to $15.9 million in the same period in the prior year. For the nine months ended September 30, 2002, cost of service decreased 38% to $31.8 million compared to $51.1 million for the same period in the prior year. Gross margins were 73% and 71% for the three and nine months ended September 30, 2002, respectively, compared to 63% and 59%, respectively, in the same periods in the prior year. Cost of service decreased and gross margins increased in both periods due lower bandwidth costs and a decrease in the number of employees who manage our network. In addition, gross margins increased 5% in the three months ended September 30, 2002 due to the reversal of previously accrued contractual bandwidth amounts as a result of contract settlements with certain of our bandwidth providers who are bankrupt.

      Research and Development. Research and development expenses consist primarily of salaries and related expenses for the design, development, testing and enhancement of our services and our network. Research and development costs are expensed as incurred, except certain software development costs eligible for capitalization. During the three and nine months ended September 30, 2002, we capitalized $1.2 million and $4.1 million, respectively, of payroll costs related to the development of internal-use software used to deliver our services and operate our network.

      Research and development expenses decreased 37% to $4.8 million for the three months ended September 30, 2002 compared to $7.6 million for the same period in the prior year. For the nine months ended September 30, 2002, research and development expenses decreased 50% to $14.3 million compared to $28.5 million for the same period in the prior year. The decrease during these periods was primarily due to a decrease in personnel and payroll-related expenses as a result of reduced headcount in our research and development organization, a reduction in the use of consulting services and an increase in capitalization of internal-use software costs during 2002. In October 2002, we decreased the number of employees in our research and development organization by approximately 30%. As a result, we expect research and development expenses to decline over the next several quarters.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and service support functions, as well as trade shows and promotional expenses. Sales and marketing expenses decreased 19% to $15.6 million for the three months ended September 30, 2002 compared to $19.3 million for the same period in the prior year. For the nine months ended September 30, 2002, sales and marketing expenses decreased 30% to $45.6 million compared to $64.7 million for the same period in the prior year. The decrease in both periods is primarily due to a decrease in public relations and promotional costs, a reduction in travel expenses, and a decrease in personnel and payroll-related expenses as a result of a reduction in the number of employees in the sales and marketing organization. In October 2002, we decreased our sales and marketing employee base by approximately 30%. As a result, we expect sales and marketing expenses to decline over the next several quarters.

      General and Administrative. General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, finance, information technology, or IT, human resources and other administrative personnel, fees for professional services, telecommunications costs, the provision for doubtful accounts and rent and other facility-related expenditures for leased properties. During the three and nine months ended September 30, 2002, we capitalized $206,000 and $609,000, respectively, of payroll costs for IT personnel related to the development of internal-use software. General and administrative expenses decreased 25% to $13.8 million for the three months ended September 30, 2002 compared to $18.4 million for the same period in the prior year. For the nine months ended September 30, 2002, general and administrative expenses decreased 34% to $43.0 million compared to $65.6 million for the same period in the prior year. The decrease in both periods is primarily due to reduced payroll-related costs as a result of reductions in headcount and a decrease in provision for doubtful accounts, telephone costs and legal expenses. In October 2002, we decreased our G&A employee base by approximately 30%. As a result, we expect G&A expenses to decline over the next several quarters.

      Depreciation. Depreciation expense consists of depreciation of network equipment and property and equipment used by us internally. Depreciation expense increased 8% to $20.7 million in the three months ended September 30, 2002 compared to $19.1 million in the same period in the prior year. For the nine months ended September 30, 2002, depreciation expense increased 14% to $61.3 million compared to $53.9 million for the same period in the prior year. Depreciation expense increased in both periods primarily due to accelerated leasehold improvement amortization. As a result of terminating the lease for our previous headquarters building, we changed the estimated useful lives of certain capitalized leasehold improvements. The leasehold improvements were fully amortized through September 2002. Due to the change in our estimate of such useful lives, depreciation expense increased by $3.0 million and $5.2 million for the three and nine months ended September 30, 2002, respectively.

      Amortization of Goodwill. We no longer amortize goodwill as a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in January 2002. As of January 1, 2002, we reclassified assembled workforce intangible assets of approximately $1.0 million to goodwill. The resulting balance of goodwill was $4.9 million on January 1, 2002. We determined that we had one reporting unit and we assigned the entire balance of goodwill to this reporting unit as of January 1, 2002 for purposes of performing a transitional impairment test. The fair value of the reporting unit was determined using the market capitalization of Akamai as of January 1, 2002. The fair value on January 1, 2002 exceeded the net assets of the reporting unit, including goodwill. Accordingly, we concluded that no impairment existed on that date. Unless changes in events or circumstances indicate that an impairment test is required, we will next test goodwill for impairment on January 1, 2003. Amortization of goodwill was $793,000 for the three months ended September 30, 2001 and $236.5 million for the nine months ended September 30, 2001. In accordance with SFAS No. 142, we discontinued the amortization of goodwill as of January 1, 2002.

      Amortization of Other Intangible Assets. Amortization of other intangible assets decreased 67% to $2.2 million in the three months ended September 30, 2002 compared to $6.6 million in the same period in the prior year. For the nine months ended September 30, 2002, amortization of other intangible assets decreased 36% to $9.7 million compared to $15.2 million for the same period in the prior year. The decrease during both periods was primarily due to discontinuance of assembled workforce amortization in 2002.

      Impairment of Goodwill. During the first quarter of 2001, we reviewed goodwill and other long-lived assets for impairment under the guidance of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” We considered several factors in determining whether an impairment may have occurred, including our market capitalization compared to book value, the overall business climate and recent estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. We grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, we recorded an impairment charge of $1,912.8 million during the first quarter of 2001 to adjust the carrying amount of goodwill to its fair value as of March 31, 2001.

      Equity-Related Compensation. Equity-related compensation consists of the intrinsic value of accelerated stock options or restricted stock awards, the intrinsic value of equity bonus awards, the fair value of equity awards issued to non-employees, adjustments to previously recognized equity-related compensation for awards that are forfeited due to termination of employment, and the amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date. Equity-related compensation decreased 47% to $4.6 million for the three months ended September 30, 2002 compared to $8.7 million for the same period in the prior year. For the nine months ended September 30, 2002, equity-related compensation decreased 36% to $15.6 million compared to $24.3 million for the same period in the prior year. The decrease in both periods was primarily due to a reduction in stock award accelerations and a reduction in deferred compensation amortization due to the repurchase and cancellation of restricted stock in connection with employee terminations.

      Restructuring Charge. Restructuring charges were $19.1 million for the nine months ended September 30, 2002, compared to $26.2 million for the same period in the prior year. We recorded a restructuring charge of $6.1 million during the three months ended September 30, 2002. During the year ended December 31, 2001, we recorded a restructuring charge of $34.1 million for exit costs related to under-utilized real property leases. The charge was estimated as the estimated amount of probable future rent payments and termination fees for the vacant properties, less estimated sublease income.

      In March 2002, we terminated our facility leases for 500 and 600 Technology Square in Cambridge, Massachusetts, for a fee of $15.0 million. In addition, we incurred approximately $900,000 in brokerage and legal fees directly related to these lease terminations. Total fees allocable to 600 Technology Square were $14.0 million. As of March 31, 2002, the accrued restructuring liability attributable to 600 Technology Square was $7.2 million. Accordingly, for the three months ended March 31, 2002, we recorded an additional restructuring charge of $6.8 million for the difference between the actual termination fee and the amount previously accrued. The total amount of fees allocable to 500 Technology Square were $1.9 million, which was recorded as a restructuring charge during the three months ended March 31, 2002.

      During the first quarter of 2002, we revised our sublease income estimates related to certain other leases vacated in 2001. Due to continued adverse real estate conditions, we have not located sublease tenants for certain of our vacated properties. As a result, we recorded an additional $3.7 million restructuring charge for the three months ended March 31, 2002, which represents a reduction in anticipated sublease income. In addition, during the second quarter of 2002, we recorded a non-cash restructuring charge of $602,000 to write-off long-lived assets and deferred rent related to vacated properties.

      We are negotiating with the landlord of our Santa Clara facility to modify our lease for such property. We substantially vacated the property in 2001. The contractual lease term for the Santa Clara facility runs through 2010 and has minimum contractual lease payments of $55 million as of September 30, 2002. We believe that it is probable that we will reach agreement with our landlord to modify this lease. As a result, during the three months ended September 30, 2002, we recorded an incremental restructuring charge of $2.1 million representing the difference between the amount payable under the modified lease plus brokerage and legal costs, and the previously recorded restructuring liability for the Santa Clara property. In addition, as a result of the expected modification, we impaired leasehold improvements, deposits and deferred rent related to the Santa Clara property in the amount of $3.1 million. During the third quarter, we also increased our estimated loss on other restructured properties by approximately $900,000 as a result of lower sublease income expectations. In summary, the total restructuring charge of $6.1 million for the third quarter of 2002 was comprised of $5.2 million in probable lease modification costs and asset impairments for the Santa Clara facility and $900,000 for adjustments to sublease income expectations for other vacant properties.

      The following table summarizes the establishment and usage of the restructuring liabilities related to facility leases (in millions):

Restructuring
Liabilities

Restructuring charge for the twelve months ended December 31, 2001	$34.1
Cash payments for the twelve months ended December 31, 2001	(6.5)

Ending balance, December 31, 2001	27.6
Restructuring charges for the nine months ended September 30, 2002	19.1
Cash payments for the nine months ended September 30, 2002	(25.0)
Non-cash restructuring charges for the nine months ended September 30, 2002	(3.7)

Ending balance, September 30, 2002	$18.0

Current portion of accrued restructuring	$13.4

Long-term portion of accrued restructuring	$4.6

      The amount of restructuring liabilities associated with operating leases has been estimated based on the most recent available market data and discussions with our lessors and real estate advisors. In the event that these operating leases are terminated at a higher or lower cost than the amount accrued as of September 30, 2002, we will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

      Interest Expense, Net. Net interest expense includes interest earned on invested cash balances and interest paid on our debt obligations. Net interest expense increased 82% to $4.0 million for the three months ended September 30, 2002 compared to $2.2 million for the same period in the prior year. For the nine months ended September 30, 2002, net interest expense increased 242% to $11.3 million compared to $3.3 million for the same period in the prior year. The increase in both periods was primarily due to a decrease in our invested cash balance and a decrease in rates earned on our investments.

      Other Income. We received $1.0 million in proceeds on a key-person life insurance policy as a result of the death in September 2001 of Daniel M. Lewin, Akamai’s co-founder.

      Loss on Investments, Net. Loss on investments increased 510% to $1.3 million for the three months ended September 30, 2002 compared to $213,000 in the same period in the prior year. Loss on investments in the three months ended September 30, 2002 reflects losses of $1.3 million to adjust the cost basis of equity investments to fair value.

      For the nine months ended September 30, 2002, loss on investments decreased 57% to $6.4 million compared to $15.0 million for the same period in the prior year. Loss on investments during the nine months ended September 30, 2002 included a loss of $4.3 million related to our investment in Netaxs, Inc., or Netaxs, which we realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002, losses of $2.2 million to adjust the cost basis of equity investments to fair value and approximately $147,000 of realized investment gains. During the nine months ended September 30, 2001, loss on investments includes a loss of $10.3 million for the adjustment to market value of equity investments to fair value, realized losses of $2.7  million and a loss of $2.0 million in an investment accounted for under the equity method.

Liquidity and Capital Resources

      To date, we have financed our operations primarily through private sales of capital stock, the issuance of senior subordinated notes totaling approximately $124.6 million in net proceeds, an initial public offering of our common stock in October 1999 that provided $217.6 million after underwriters’ discounts and commissions, and the sale in June 2000 of $300 million in 5 1/2% convertible subordinated notes due July 2007, which generated net proceeds of $290.5 million. We have secured financing with our largest equipment vendors for future capital expenditures. As of September 30, 2002, we have utilized $3.3 million of this vendor financing for services and capital expenditures. As of September 30, 2002, cash, cash equivalents and marketable securities totaled $142.0 million, of which $17.8 million consists of restricted marketable securities.

      Cash used in operating activities decreased 35% to $55.4 million for the nine months ended September 30, 2002 compared to $85.7 million for the same period in the prior year. The decrease was primarily due to a 57% decrease in net losses before non-cash expenses such as depreciation, amortization, impairment charges, loss on investments and equity-related compensation, partially offset by an increase of $19.5 million in restructuring payments over the prior period and a $12.3 million increase in working capital, primarily related to a reduction in accounts payable, accrued expenses and other current liabilities. We expect to make approximately $3 million in severance payments to employees whom were terminated in our October 2002 reduction-in-force.

      Cash provided by investing activities was $99.1 million for the nine months ended September 30, 2002 compared to $31.9 million for the same period in the prior year. Cash provided by investing activities in the nine months ended September 30, 2002 reflects net purchases, sales and maturities of investments of $112.1 million less capital expenditures of $13.3 million consisting of servers for the deployment of our network, internal IT infrastructure and capitalization of internal-use software development costs. Capital expenditures include approximately $4.4 million in leasehold improvements for our new corporate headquarters. Cash provided by investing activities for the nine months ended September 30, 2001 reflects net investment purchases, sales and maturities of $89.2 million and capital expenditures of $57.3 million. In November 2002, we settled our stock price appreciation guarantee to CNN News Group by agreeing to make a $2.7 million cash payment and to release a $3.8 million letter of credit. See Note 12 to the interim financial statements for further discussion.

      Cash provided by financing activities was $327,000 for the nine months ended September 30, 2002 compared to $4.1 million for the same period in the prior year. Cash provided by financing activities in both periods reflects proceeds from the issuance of common stock under our stock plans and payments on our capital lease obligations. During the second and third quarter of 2002, we entered into capital leases and vendor financing agreements totaling $3.3 million, under which we have paid $973,000 as of September 30, 2002. The remaining obligations will be paid over the next 21 to 33 months.

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities of $142.0 million will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

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

      We have never been profitable. We have incurred significant losses since inception and expect to continue to incur losses in the future. We cannot be certain that our revenue will grow or that we will produce sufficient revenue to achieve profitability. We have large fixed expenses, and we expect to continue to incur significant sales and marketing, product development, administrative, interest and other expenses, including fees to obtain access to bandwidth for the transport of data over our network. As a result, we will need to generate significantly higher revenue to achieve and maintain profitability. Our failure to significantly increase our revenue would seriously harm our business and operating results.

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

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

      As of September 30, 2002, our total long-term debt was approximately $307.0 million and our stockholders’ deficit was $112.8 million. Our 5 1/2% convertible subordinated notes due 2007, which we refer to as our 5 1/2% notes, do not restrict our ability or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the 5 1/2% notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 5 1/2% notes is $115.47 per share. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated notes. If the market price for our common stock does not exceed the conversion price, the holders of the notes may not convert their securities into common stock.

      Historically, we have had negative cash flow from operations. For the nine months ended September 30, 2002, net cash used in operating activities was approximately $55.4 million. The annual debt service on our debentures and notes, assuming no securities are converted or redeemed, is approximately $16.5 million. Unless we are able to generate sufficient operating cash flow to service the notes, we will be required to raise additional funds or default on our obligations under the debentures and notes.

Our business may be adversely affected by unfavorable economic and market conditions.

      Adverse economic conditions worldwide have contributed to slowdowns in capital expenditures by businesses, particularly capital spending in the IT market, which has affected our business. This economic situation may continue to impact our business, resulting in reduced demand for our services and software and increased price competition in our markets. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results and financial condition. We do not expect the trend of lower capital spending among service providers to reverse itself in the near term.

Our stock price has been and may continue to be volatile, which could result in litigation against us.

      The market price of our common stock has been extremely volatile and has fluctuated significantly in the past. The following factors could cause the market price of common stock to continue to fluctuate significantly:

•	variations in our quarterly operating results;

•	the addition or departure of our key personnel;

•	announcements by us or our competitors of significant contracts, litigation developments, new or enhanced products or service offerings, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in financial estimates by securities analysts;

•	our sales of common stock or other securities in the future;

•	changes in market valuations of networking, Internet and telecommunications companies;

•	fluctuations in stock market prices and volumes; and

•	changes in general economic conditions, including interest rate levels.

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

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. As of September 30, 2002, our network consisted of over 12,900 servers across more than 1,100 different networks. Our customers and we have from time to time discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

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

      Some of our customers have funding and liquidity difficulties, and we expect to earn a portion of our future revenue from this customer base. Given these customers’ financial situation, there is a risk that they will encounter financial difficulties and fail to pay for our services or delay payment substantially. The failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments could adversely affect our revenue collection periods, our future revenue in general and other financial results.

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

      We derived a portion of our revenue in the nine months ended September 30, 2002 from fees under license and development agreements. We expect to derive a portion of our revenue in the future from license agreements that we have entered into as well as additional licensing arrangements, development agreements and other strategic technology arrangements that we may enter into. We may not be successful in completing any additional arrangements within the time periods we anticipate or at all, which could have an adverse effect on our results of operations.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructurings, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. If, for example, the costs associated with terminating certain real property leases vacated by us in our restructurings is greater than the amount we have accrued in connection therewith, our net income would be reduced which could have a negative impact on our financial condition and results of operations. This, in turn, could adversely affect our stock price.

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

      Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We have been named as a defendant in several lawsuits alleging that we have violated other companies’ intellectual property rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

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

      We expect that our cost to obtain bandwidth capacity for the transport of data over our network will decline over time as a result of, among other things, volume discounts available to us as our network usage increases. We expect the prices we charge for our services may also decline over time as a result of, among other things, existing and new competition in the markets we address. Consequently, our historical revenue rates may not be indicative of future revenue based on comparable traffic volumes. If we fail to accurately predict the decline in costs of bandwidth or, in any event, if we are unable to sell our services at acceptable prices relative to our bandwidth costs, our revenue will decrease and our business and financial results will suffer.

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

      We have expanded our international operations to Munich, Germany; London, England and Paris, France. In addition, in April 2001, we formed a joint venture with SOFTBANK Broadmedia Corporation to create Akamai Technologies Japan KK, of which we own 40% of the common stock. In August 2002, we formed a joint venture with ES Group Ventures Pty Ltd to create Akamai Technologies AA/P Pty Limited, an Australian company, of which we own 40% of the common stock. A key aspect of our business strategy is to continue to expand our sales and support organizations internationally. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

Provisions of our charter documents, our stockholder rights plan and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

      Provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, in September 2002, our Board of Directors adopted a shareholder rights plans the provisions of which could make it more difficult for a potential acquirer of Akamai to consummate an acquisition transaction.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

      Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	changes in the demand for outsourced e-business infrastructure services and software;

•	the timing and size of sales of our services;

•	the timing of recognizing revenue and deferred revenue;

•	new service and software introductions and enhancements by our competitors and us;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and deliver new services and enhancements that meet customer requirements in a timely manner;

•	the length of the sales cycle for our services;

•	increases in the prices and availability of the products, services, components or raw materials we purchase, including bandwidth;

•	our ability to attain and maintain high quality levels for our services;

•	costs related to acquisitions of technology or businesses; and

•	general economic conditions as well as those specific to the Internet and related industries.

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

      If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution. Our past and future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.

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

      We and several of our officers and current and former directors are named as defendants in several purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock during different time periods. On April 19, 2002 a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated compliant alleges violations of the Securities Act of 1933 and the Securities Exchange Act of

1934 based on the allegations that the underwriters received undisclosed compensation in connection with our initial public offering.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We also hold investments in the common or preferred stock of several public and private companies. The carrying amount of these investments at September 30, 2002 was approximately $708,000, which we believe approximates their fair value. Due to the limited operating histories of these companies, many of which are in the start-up stage, we may not be able to recover our investment.

      We have operations in Europe, and we have joint ventures in Japan and Australia. As a result, we are exposed to fluctuations in foreign exchange rates. However, we do not expect that changes in foreign exchange rates will have a significant impact on our consolidated results of operations, financial position or cash flows. We may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 4.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are operating in an effective manner.

      (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      On September 13, 2000, Akamai, together with the Massachusetts Institute of Technology, or MIT, filed suit in the United States District Court for the District of Massachusetts against Digital Island Inc., or Digital Island, a wholly-owned subsidiary of Cable and Wireless, plc, for infringing an MIT patent licensed exclusively to us. We refer to such patent as the 703 patent. On December 21, 2001, a jury found that Digital Island’s Footprint 2.0 content delivery network and service offering infringe seven asserted claims of the 703 patent. In August 2002, the Court issued a permanent injunction against Digital Island restraining it from violating certain claims of the 703 patent. Digital Island has appealed this ruling. The Court will set a schedule for a separate trial to be held on the damages payable by Digital Island as a result of its infringement of the 703 patent.

      Between July 2, 2001 and August 31, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. On July 15, 2002, we joined in an omnibus motion to dismiss filed by all issuer defendants named in similar actions which challenges the legal sufficiency of the plaintiffs’ claims, including those in the consolidated amended complaint. Plaintiffs have opposed that motion, which has not yet been heard by the Court. In addition, in August 2002, the plaintiffs agreed to dismiss without prejudice all of the individual defendants from the consolidated complaint, although those dismissals have not yet been filed. We are not presently able to estimate potential losses, if any, related to these lawsuits.

      In June 2002, we filed suit against Speedera Networks, Inc., or Speedera, in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides Website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access our confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against us seeking monetary damages and injunctive relief and alleging that we engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. Although we have not filed an answer in this matter, we believe that we have meritorious defenses to the claims made in Speedera’s cross-claim and intend to contest the allegations vigorously. However, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this cross-claim.

      In June 2002, Speedera filed suit against us in the United States District Court for the Northern District of California alleging that our dissemination of a sales presentation document constitutes false advertising and unfair competition under the Federal Lanham Act and various California statutes. This suit was voluntarily dismissed by Speedera in September 2002.

      In August 2001, Network Caching Technology, L.L.C., or NCT, amended an existing patent infringement action pending in the United States District Court for the Northern District of California to join Akamai as a co-defendant. The case alleges that numerous entities, namely, Novell, Inc., Volera, Inc., CacheFlow, Inc., Inktomi Corporation and Akamai, infringe four patents relating to network file services and cache mechanisms. In October 2002, we reached an agreement with NCT to settle this dispute, and the case against us was dismissed with prejudice.

      In July 2002, Cable and Wireless Internet Services, or C&W, formerly known as Digital Island, filed suit against us in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a newly-issued C&W patent. C&W is seeking a preliminary injunction restraining us from offering services that infringe such patent. Subsequently, in August 2002, C&W filed a suit against us in the United States District Court for the Northern District of California alleging that certain Akamai services infringe a second C&W patent. We believe that we have meritorious defenses to the claims made in the complaints and intend to contest the lawsuit vigorously. However, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to these lawsuits.

      In September 2002, Teknowledge Corporation, or Teknowledge, filed suit in the United States District Court for the District of Delaware against Akamai, C&W and Inktomi Corporation alleging that certain services offered by each company infringes a Teknowledge patent relating to automatic retrieval of changed files by a network software agent. We believe that we have meritorious defenses to the claims made in the complaint and intend to contest the lawsuit vigorously. However, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

      See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2001, Item 1 of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2002 and Item 1 of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 for a discussion of legal proceedings as to which there were no material developments during the quarter ended September 30, 2002.

Item 2.     Changes in Securities and Use of Proceeds

      On September 10, 2002, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (collectively, the “Rights”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share (the “Preferred Stock”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Preferred Stock at a purchase price of $9.00 in cash, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are set forth in a rights agreement dated September 10, 2002 (the “Rights Agreement”) between the Company and EquiServe Trust Company, N.A., as Rights Agent, as filed with the Commission on September 11, 2002 as Exhibit 4.1 to the Company’s Current Report on Form 8-K.

      Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock, and no separate certificates representing the Rights will be distributed. The Rights will separate from the common stock, and the “Distribution Date” will occur, upon the earlier of (i) ten business days following the later of (a) the first date of a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock or (b) the first date on which an executive officer of the Company has actual knowledge that a person or group of affiliated or associated persons has become such, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock. The Distribution Date may be deferred in circumstances determined by the Board of Directors. In addition, certain inadvertent acquisitions will not trigger the occurrence of the Distribution Date. The Rights will not be exercisable until the Distribution Date and will expire upon the close of business on September 10, 2012 or such earlier time as provided in the Rights Agreement.

      If the Rights become exercisable, the type and amount of securities receivable upon exercise of the Rights would depend on the circumstances at the time of exercise. Initially, each Right would entitle holders to purchase one one-thousandth of a share of Preferred Stock at an exercise price of $9.00. If a person acquires 15% or more of the Company’s common stock in a transaction that was not approved by the Board of Directors, each Right, other than those owned by the acquiring person, would instead entitle the holder to purchase $18.00 worth of the Company’s common stock for the $9.00 exercise price. If the Company is involved in a merger or other transaction with another company that is not approved by the Board of Directors, in which the Company is not the surviving corporation, or which transfers more than 50% of the Company’s assets to another company, then each Right, other than those owned by the acquiring person, would instead entitle the holder to purchase $18.00 worth of the acquiring company’s common stock for the $9.00 exercise price.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant.
Exhibit 10.17	Incentive Stock Option Agreement dated September 19, 2002 between the Registrant and Paul Sagan.
Exhibit 10.18	Agreement dated November 6, 2002 between the Registrant and San Tomas Properties, LLC
Exhibit 10.19	Agreement dated November 11, 2002 between the Registrant and Robert Cobuzzi.
Exhibit 10.20	Office Lease dated June 30, 2000 between the Registrant and San Tomas Properties, LLC.
Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On August 23, 2002, we filed a Current Report on Form 8-K under Item 5 (Other Events) to report that, in a press release issued on August 22, 2002, the Company had announced that, in an order dated August 21, 2002, the Federal District Court in Boston enjoined Cable & Wireless Internet Services, Inc. from making, using, selling, offering for sale, or importing into the United States, the patented inventions of Claims 1, 3, 5, and 9 of Akamai’s U.S. Patent No. 6,108,703, and from active inducement of infringement of these claims.

      On September 11, 2002, we filed a Current Report on Form 8-K under Item 5 (Other Events) to report that, on September 10, 2002, the Board of Directors of the Company had adopted a shareholder rights plan.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

By:	/s/ TIMOTHY WELLER

Timothy Weller
Chief Financial Officer

Date: November 14, 2002

CERTIFICATIONS

I, George H. Conrades, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Akamai Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GEORGE H. CONRADES

George H. Conrades
Chief Executive Officer

Dated: November 14, 2002

I, Timothy Weller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Akamai Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY WELLER

Timothy Weller
Chief Financial Officer

Dated: November 14, 2002