Form 10-K
period 2002-12-31
AKAMAI TECHNOLOGIES INC
filed 2003-03-28
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 0-27275

Akamai Technologies, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	04-3432319
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 Cambridge Center, Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code     (617) 444-3000

Securities registered pursuant to Section 12(b) of the Act:     None.

Securities registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of June 30, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $133,509,507 based on the last reported sale price of the common stock on the Nasdaq consolidated transaction reporting system on June 28, 2002.

      The number of shares outstanding of the registrant’s common stock as of March 24, 2003: 117,936,403 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2002

i

PART I

Item 1.	Business

      We believe that this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this annual report on Form 10-K consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Factors Affecting Future Operating Results.”

Overview

      Akamai Technologies, Inc. provides services and software that enable the world’s leading enterprises and government agencies to extend and control their e-business infrastructure. Akamai’s services are designed to enable enterprises and government agencies to extend the reach of their e-business infrastructures by ensuring the highest levels of availability, reliability and performance for all their business processes. Through the world’s largest distributed computing platform, Akamai offers its customers seamless information flow and robust, confident control of information, enabling the secure delivery of networked information and applications. Our services are built upon our globally distributed platform for content, streaming media, and application delivery, which is comprised of more than 13,000 servers within over 1,100 networks in 66 countries.

      We began selling our content delivery services in 1999 under the trade name FreeFlow. Later that year, we added streaming media delivery services to our portfolio and introduced traffic management services that allow customers to monitor traffic patterns on their websites both on a continual basis and for specific events. In 2000, we began offering a software solution that identifies the geographic location and network origin from which end users access our customer’s websites, enabling content providers to customize content without compromising user privacy. In 2001, we commenced commercial sales of our EdgeSuite offering, a suite of services that allows for high-performance and dynamic delivery of web content and applications to end users, wherever they are located globally. These services include content and application delivery, content targeting and personalization, business intelligence and streaming media.

      Our services are easy to implement and are highly scalable. Historically, our FreeFlow customers selected bandwidth-intensive content, typically media-rich non-text objects such as photographs, banner advertisements and graphics, for delivery over our platform. With the introduction of our EdgeSuite service, customers may dynamically deliver a broader range of content and applications — such as customer relationship management tools, pay-per-view video, software updates and entire websites — over our platform. The technology underlying our EdgeSuite service enables us to locate applications and content geographically closer to end users. Using the proprietary algorithms we have developed that continuously monitor and load-balance our network in real-time, we determine the most efficient methods and routes available for delivering the applications and content to our customers’ end users.

      We were incorporated in Delaware in 1998 and have our corporate headquarters at 8 Cambridge Center, Cambridge, Massachusetts. Our Internet website address is www.akamai.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K.

      We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the

Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Akamai, that file electronically with the Commission. The address of this website is http://www.sec.gov.

      We make available, free of charge, on or through our Internet website our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Commission.

Industry Background

      The end of the 20th century witnessed the explosive growth of the Internet and the emergence of e-business. E-business is the use of the Internet to streamline processes, improve productivity and increase efficiencies, enabling enterprises to easily communicate with customers, vendors and partners, connect back-end data systems and transact commerce in a secure manner. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s business communication demands. As a result, information is frequently delayed or lost on its way through the Internet as a result of many potential bottlenecks, including:

•	bandwidth constraints between an end user and the end user’s network provider, such as an Internet Service Provider, or ISP, cable provider or digital subscriber line provider;

•	Internet traffic exceeding the capacity of routing equipment;

•	inefficient or nonfunctioning peering points, or points of connection, between ISPs; and

•	traffic bottlenecks at data centers.

      Driven by competition, globalization and cost-containment strategies, e-business is becoming a critical component for corporate enterprises. These trends require enterprises to rely on an agile e-business infrastructure to meet their real-time strategic and business objectives. We expect enterprises to favor more decentralized information technology architecture to support their goals of disaster recovery, high availability, denial-of-service mitigation and back up. We also anticipate that enterprises will continue to expand their use of technologies that allow an enterprise to conduct business over the Internet, which are referred to at Internet Protocol, or IP, technologies.

Our Solutions

      Akamai offers a broad range of secure e-business infrastructure solutions and software that enable customers to reduce the complexity and cost of deploying and operating a uniform IP infrastructure while ensuring superior performance, reliability, scalability and manageability. Forming the core of these solutions is our EdgeSuite offering, a suite of services that allows enterprises to maximize performance and minimize cost while distributing their Internet-related content and applications using IP technology.

      By moving electronic content and applications closer to our customers’ end users, our EdgeSuite service allows enterprises to improve the end-user experience, boost reliability and scalability and reduce the cost of their e-business infrastructure. We believe that our EdgeSuite offering is the only service available in the industry capable of providing the benefits of distributed performance to an enterprise’s entire website and all aspects of its applications. Our EdgeSuite service reduces the amount of IP infrastructure required to maintain a global Internet presence. Site owners maintain a control copy of their applications and content, and our EdgeSuite service provides global delivery, load balancing and storage, thereby enabling businesses to focus valuable resources on strategic matters, rather than tactical infrastructure issues.

      Customers of our EdgeSuite service have access to the following service and software features:

•	Secure Content

Enterprises are increasingly aware that having the ability to transmit content securely over the Internet is a crucial component of their e-business program. Our services offer support for the distribution of secure Internet-related content. Using Secure Sockets Layer, or SSL, transport, our EdgeSuite offering ensures that content is distributed privately and reliably between two communicating applications.

•	Tiered Distribution

As their websites and interactions become more complex, enterprises are seeking tools to manage their Internet presence. Tiered distribution is a hierarchical content distribution method that we use on behalf of participating customers. With this approach, a set of well-connected “core” server regions are available to store given content and, thus, to alleviate the load on the customer’s origin servers. Akamai’s edge servers can obtain content from these core server regions in lieu of going to the customer’s origin servers under certain conditions. As a result, we are able to efficiently distribute our customers’ content based on unique characteristics and patterns so that our customers can significantly reduce the load on their IP infrastructure and protect their online business from unexpected spikes in demand.

•	Site Fail Over

It is essential that e-businesses maintain constant availability of their websites. Our EdgeSuite service guarantees delivery of default content in the event that the primary, or source, version of the website of an enterprise customer becomes unavailable. Our EdgeSuite offering’s default content capabilities provide a solution for:

•	Site mirroring — we provide an economical way to mirror a website without the expense of investing in additional data centers to achieve redundancy.

•	Disaster recovery — we provide a backup if an unforeseen event causes a website to crash.

•	Site maintenance — we deliver fail-over service so that a website remains available to end users during updates and maintenance.

•	Net Storage

For an enterprise to most effectively utilize the Internet, efficient content storage solutions are essential. Our EdgeSuite service provides a complete solution for digital storage needs for all content types. Our EdgeSuite Net Storage feature uses multiple terabytes of storage capacity, geographical replication, a scalable architecture and proprietary mapping and routing technology to ensure that content is consistently available.

•	Global Traffic Management

Our EdgeSuite service substantially reduces the amount of Internet infrastructure required to maintain a global Internet presence by providing geographically distributed IP infrastructures that reduce reliance on an origin site for presentation and application processing and enable site owners to maintain a minimal source copy of the website. Enterprises with geographically distributed IP infrastructures can use EdgeSuite Global Traffic Management to improve the availability, responsiveness and reliability of a multi-location website. When we need to access a customer’s origin site that has been mirrored elsewhere, we rely on our Global Traffic Management feature to choose the optimal mirrored site. Global Traffic Management frees enterprises from managing complex hardware and allows them to concentrate on their core business. Global Traffic Management reduces the need for enterprises to purchase, maintain or house hardware that can rapidly become obsolete and provides continuous monitoring and support from our Network Operations Command Center, which we call the NOCC.

•	Content Targeting

Content Targeting allows our customers to customize content by accurately identifying the visiting user’s geographic location, connection speed, device type or other specified information so that content can be targeted for each visitor in real time and at the network’s edge. Content Targeting enables content providers to deliver localized content, customized store-fronts, targeted advertising, adaptive marketing and a rich user experience.

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

EdgeSuite Business Intelligence applications and services provide detailed real-time and historical information on site visitors, their behavior and the effectiveness of a website’s content. It also provides IP infrastructure information with details on website performance, site visitors’ access points, traffic patterns and automated delivery of logs containing information about website traffic and usage in industry-standard formats. Companies use Business Intelligence’s comprehensive tools to evaluate their strategic investments in website functionality.

•	Streaming Services

Our streaming services provide for the delivery of streaming audio and video content to Internet users. We offer streaming services in all major formats. We principally focus on enterprise streaming applications such as video broadcasting of large events over IP networks, and video archives of corporate events or public news events. We believe that we have demonstrated superior streaming network performance and quality, particularly for broadband users.

•	Edge Assembly

Edge Side Includes (ESI) accelerates dynamic web-based applications by identifying cacheable and non-cacheable website page components that can be aggregated, assembled and delivered at the network edge. EdgeSuite Dynamic Content Assembly gives enterprises the ability to deliver rich, dynamically-rendered pages delivered without any performance penalty. EdgeSuite Dynamic Content Assembly allows companies to assemble and customize website pages at an optimal location within the Akamai’s global network of servers. Customized content is delivered quickly and reliably to each user without forcing interaction with a centralized application server.

•	Edge Computing

Edge computing allows enterprises to extend more of their applications into the network, closer to end users, including customers, partners, suppliers, and employees. By adding application server capabilities and support for application and development frameworks, such as Java (J2EE) and Microsoft .NET, Akamai is striving to become a pervasive, distributed, and standards-based high performance deployment platform for enterprise applications, Internet-based services and website content of all kinds. For example, we will be launching EdgeComputing for Java, a new service for distributed application delivery. Additionally, as part of a broader technology partnership with IBM, we will be integrating IBM’s WebSphere application server with the Akamai platform.

Business Segments and Geographic Information

      We operate in one business segment: providing e-business infrastructure services and software. For the year ended December 31, 2002, approximately 13% of revenue was derived from our operations outside the United States. For all other periods, less than 10% of revenue was derived from sources outside of the United States. For more information on our segments and geographic areas, see Note 20 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

The Akamai Platform

      The Akamai platform is the collection of Akamai’s core technologies and global network footprint. Comprising intelligent core technologies such as advanced routing, load balancing, data collection and monitoring, the Akamai platform is designed to ensure the highest levels of availability, reliability and performance of information flow between our customers and the Internet.

      Our platform consists of a global network of over 13,000 computer servers and the complex proprietary software that resides on them. Our servers are deployed in over 1,100 networks including Tier 1 providers, medium and small ISPs, cable modem and satellite providers, universities and other networks. We also deploy our servers at smaller and medium-sized domestic and international ISPs through our Akamai Accelerated Network Program. Under this program, we offer use of our servers to ISPs. In exchange, we typically do not pay for rack space to house our servers or bandwidth to deliver content from our servers to Internet users. By hosting our servers, ISPs obtain access to popular content from the Internet that is served from our platform. As a result, when this content is requested by a user, the ISP does not need to pay for the bandwidth otherwise necessary to retrieve the content from the originating website.

      We monitor our platform through the NOCC, located at our corporate headquarters, with a back-up facility on the West Coast. Expert network operations personnel staff the NOCC 24 hour per day, seven days a week. We perform real-time monitoring of our own servers and of the Internet to make certain that content is delivered to users with the best possible performance and reliability. A key design principle of our system is the use of a distributed network of servers with no single point of failure. As a result, if any computer, data center or portion of the Internet fails, our services will continue operating. We constantly monitor the performance of connections between various locations around the Internet and our regions using numerous types of network information to determine the performance of these connections. The result is a “map” of the optimal Akamai region for each location at that point in time. We rebuild this map periodically to reflect changing conditions.

      Our technology is designed so that our servers maintain redundancy with other servers in our network to ensure the highest level of performance and reliability for our customers. This is increasingly important for reliably delivering the mission-critical content and applications of an enterprise over IP networks that, on their own, are often unreliable.

Customers

      Our customer base is centered on enterprises. As of December 31, 2002, customers who have adopted our services include many of the world’s leading enterprises, including American Suzuki Motor Corporation, Apple Computer, Inc., Barnes & Noble, Best Buy.com, Inc., Canon Japan, FedEx Corporation, General Motors Corporation, L.L. Bean, Inc., Microsoft Corporation, Molex Incorporated, NASDAQ, Sony Music Entertainment Japan, Staples, Inc., VeriSign, Inc. and VERITAS Software Corporation. We have also begun to address the needs of the government market and, as of December 31, 2002, had customers such as the Centers for Disease Control and Prevention, the U.S. Geological Survey’s Earthquake Hazards Program and the U.S. Government Printing Office. For the year ended December 31, 2000, Apple Computer represented 12% of total revenue. No customer accounted for 10% or more of total revenue for the years ended December 31, 2001 or December 31, 2002.

Sales, Service and Marketing

      Our sales and service professionals are located in eleven offices in the United States with additional locations in Europe and Japan. We market and sell our services and software domestically and internationally through our direct sales and services organization and through more than 20 active resellers including Digex, Inc., Electronic Data Systems Corporation, or EDS, International Business Machines Corporation, or IBM, InterNap Network Services Corporation, Telefonica Group and others. Our sales and support organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2002, we had approximately 167 employees in our sales and support organization, including 62 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and global services personnel, and how well we establish and maintain relationships with our strategic partners. We believe that the complexity of our services will require a number of highly trained global sales and services personnel.

      To support our sales efforts and promote the Akamai name, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, trade shows, strategic partnerships and on-going customer communication programs. As of December 31, 2002, we had 29 employees in our global marketing organization.

Research and Development

      Our research and development organization is continuously enhancing and improving our existing services, strengthening our network and creating new services in response to our customers’ needs and market demand, as described in “Our Solutions” and “The Akamai Platform” above. As of December 31, 2002, we had approximately 152 employees in our research and development organization, many of whom hold advanced degrees in their field. Our research and development expenses were $21.8 million, $44.8 million and $38.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Competition

      The market for our services remains relatively new, intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition for our services to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

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

Proprietary Rights and Licensing

      Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. We currently have numerous issued United States patents covering our content delivery technology, and we have numerous additional patent applications pending. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. Two of these patent applications have now issued. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

      To enforce our intellectual property rights, we have filed a number of lawsuits against certain of our competitors. Additional litigation may be necessary in the future to protect our rights. In addition, we aggressively defend our technology and business against claims of infringement or invalidity brought by others. For a further discussion of this litigation, see Note 10 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition. See “Factors Affecting Future Operating Results.”

Employees

      As of December 31, 2002, we had a total of 567 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Factors Affecting Future Operating Results

      The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability or cause us to miss debt payments.

      We have never been profitable. We have incurred significant losses since inception and expect to continue to incur losses in the future. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative, interest and other expenses. Therefore, we will need to generate significantly higher revenue to achieve and maintain profitability. There are numerous factors that could impede our ability to increase revenue and moderate expenses, including:

•	any lack of market acceptance of our services due to continuing concerns about commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service and regulatory initiatives;

•	any failure of our current and planned services and software to operate as expected;

•	a failure by us to respond rapidly to technological changes in our industry which could cause our services to become obsolete;

•	a continuation of adverse economic conditions worldwide that have contributed to slowdowns in capital expenditures by businesses, particularly capital spending in the IT market;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services and software.

Our failure to significantly increase our revenue would seriously harm our business and operating results and could cause us to fail to make interest or principal payments on our outstanding indebtedness.

We have significant long-term debt, and we may not be able to make interest or principal payments when due.

      As of December 31, 2002, our total long-term debt was approximately $301.0 million and our stockholders’ deficit was $168.1 million. Our 5 1/2% convertible subordinated notes due 2007, which we refer to as our 5 1/2% notes, do not restrict our ability or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the 5 1/2% notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The conversion price for the 5 1/2% notes is $115.47 per share. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated notes. If the market price for our common stock does not exceed the conversion price, the holders of the notes are unlikely to convert their securities into common stock.

      Historically, we have had negative cash flow from operations. For the year ended December 31, 2002, net cash used in operating activities was approximately $65.8 million. Annual interest payments on our debentures, assuming no securities are converted or redeemed, is approximately $16.5 million. Unless we are able to generate sufficient operating cash flow to service the notes, we will be required to raise additional funds or default on our obligations under the debentures and notes.

If we are required to seek additional funding, such funding may not be available on acceptable terms or at all.

      If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may need to obtain funding from outside sources. If we are unable to obtain this funding, our business would be materially and adversely affected. In addition, even if we were to find outside funding sources, we might be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their services with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer or ISPs from installing our servers. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

If the prices we charge for our services decline over time, our business and financial results are likely to suffer.

      We expect that the prices we charge for our services may decline over time as a result of, among other things, existing and new competition in the markets we address. Consequently, our historical revenue rates may not be indicative of future revenue based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.

Any unplanned interruption in our network or services could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

      Our business is dependent on providing our customers with fast, efficient and reliable Internet distribution application and content delivery services. For our core services, we currently provide a guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous things, including, among other things, natural disasters, failure or refusal of our third party network providers to provide the capacity, power losses, and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by hackers. Any widespread loss or interruption of our network or services would reduce our revenue and could harm our business, financial results and reputation.

We may have insufficient transmission capacity which could result in interruptions in our services and loss of revenues.

      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. We believe that we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons. For example, a number of these network providers have recently filed for protection under the federal bankruptcy laws. As a result, there is uncertainty about whether such providers or others that enter into bankruptcy will be able to continue to provide services to us. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructurings, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. As a result, our actual results could vary from those reflected in our projections and accruals, which could adversely affect our stock price.

Our business involves numerous risks and uncertainties that affect the trading price of our common stock, which could result in litigation against us.

      The price of our common stock has been and likely will continue to be subject to substantial fluctuations. The following factors may contribute to the instability of our stock price:

•	variations in our quarterly operating results;

•	the addition or departure of our key personnel;

•	announcements by us or our competitors of significant contracts, litigation developments, or new or enhanced products or service offerings;

•	changes in financial estimates by securities analysts;

•	our sales of common stock or other securities in the future;

•	changes in market valuations of networking, Internet and telecommunications companies;

•	fluctuations in stock market prices and volumes; and

•	changes in general economic conditions, including interest rate levels.

Class action litigation is often brought against companies following periods of volatility in the market price of their common stock. If such litigation were brought against us, it could be expensive and divert our management’s attention and resources that could materially adversely affect our business and results of operations.

If our license agreement with MIT terminates, our business could be adversely affected.

      We have licensed from MIT technology covered by various patent applications and copyrights relating to Internet content delivery technology. Some of our technology is based in part on the technology covered by these patent applications and copyrights. Our license is effective for the life of the patent and patent applications; however, under limited circumstances, such as a cessation of our operations due to our insolvency or our material breach of the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business.

We could incur substantial costs defending our intellectual property from infringement or a claim of infringement.

      Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We have been named as a defendant in several lawsuits alleging that we have violated other companies’ intellectual property rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and require us to do one or more of the following:

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

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. Monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed and proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

      Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We have a “key person” life insurance policy covering only the life of F. Thomson Leighton. The loss of the services of any of our key employees could delay the development and introduction of and negatively impact our ability to sell our services.

We face risks associated with international operations that could harm our business.

      We have expanded our international operations to Japan, Germany, England and France. In addition, we are part of a joint venture in Australia. We expect to continue to expand our sales and support organizations internationally. Therefore, we expect to commit significant resources to expand our international sales and marketing activities. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	lack of market acceptance of our products and services abroad;

•	increased expenses associated with marketing services in foreign countries;

•	general economic conditions in international markets;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

      We have made acquisitions of other companies in the past and may enter into additional business combinations and acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may have incurred substantial expenses and devoted significant management time and resources without a productive result. In addition, with future acquisitions, we could use substantial portions of our available cash or make dilutive issuances of securities. Future acquisitions or attempted acquisitions could have an adverse effect on our ability to become profitable.

Internet-related laws could adversely affect our business.

      Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. This could negatively affect the businesses of our customers and reduce their demand for our services. We could also be negatively affected by tax laws that might apply to our servers which are located in many different jurisdictions. Internet-related laws, however, remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet or our operations, or interpretations of existing law, could adversely affect our business.

Terrorist activities and resulting military and other actions could adversely affect our business.

      Terrorist attacks in New York, Pennsylvania and Washington, D.C. in September 2001 disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad, and the potential for military action and heightened security measures in response to such threat, may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market, sell or operate our services and software, our business and results of operations could be materially and adversely affected.

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

A class action lawsuit has been filed against us that may be costly to defend and the outcome of which is uncertain and may harm our business.

      We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our IPO in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. This litigation could be expensive and divert the attention of our management and other resources. We can provide no assurance as to the outcome of this action. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

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

Item 2.	Properties

      Our headquarters are located in approximately 89,000 square feet of leased office space in Cambridge, Massachusetts. Our primary west coast office is located in approximately 47,000 square feet of leased office space in San Mateo, California. We are attempting to sublease a substantial portion of our San Mateo facility. We maintain offices in several other locations in the United States, including in or near each of Los Angeles, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Fairfax, Virginia and Seattle, Washington. We also maintain offices in Europe and Asia including in or near Munich, Germany; Paris, France; London, England; and Tokyo, Japan. All of our facilities are leased.

Item 3.	Legal Proceedings

      We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

      Between July 2, 2001 and August 31, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us and several of our officers and directors as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. On July 15, 2002, we joined in an omnibus motion to dismiss filed by all issuer defendants named in similar actions which challenges the legal sufficiency of the plaintiffs’ claims, including those in the consolidated amended complaint. Plaintiffs opposed the motion, and the Court heard oral arguments on the motion in November 2002. On February 19, 2003, the Court ruled against us on this motion, and the case may now proceed to discovery. In addition, in October 2002, the plaintiffs dismissed without prejudice all of the individual defendants from the consolidated complaint. Although we believe that we have meritorious defenses to the claims made in the complaint, an adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

      In June 2002, we filed suit against Speedera Networks, Inc., or Speedera, in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access our confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against us seeking monetary damages and injunctive relief and alleging that we engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. We believe that we have meritorious defenses to the claims made in Speedera’s cross-claim and intend to contest the allegations vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this cross-claim.

      In July 2002, Cable and Wireless Internet Services, or C&W, formerly known as Digital Island, filed suit against us in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a C&W patent issued in that month. C&W is seeking a preliminary injunction restraining us from offering services that infringe such patent. Subsequently, in August 2002, C&W filed a suit against us in the United States District Court for the Northern District of California alleging that certain Akamai services infringe a second C&W patent. We believe that we have meritorious defenses to the claims made in the complaints and intend to contest the lawsuits vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to these lawsuits.

      In September 2002, Teknowledge Corporation, or Teknowledge, filed suit in the United States District Court for the District of Delaware against Akamai, C&W and Inktomi Corporation alleging that certain services offered by each company infringe a Teknowledge patent relating to automatic retrieval of changed files by a network software agent. We believe that we have meritorious defenses to the claims made in the complaint and intend to contest the lawsuit vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

      In November 2002, we filed suit against Speedera in federal court in Massachusetts for infringement of a patent held by Akamai. In January 2003, Speedera filed a counterclaim in this case alleging that Akamai has infringed a patent that was recently issued to Speedera. We believe that we have meritorious defenses to the claims made in the counterclaim and intend to contest them vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades under the symbol “AKAM.” Our common stock has been listed on The NASDAQ SmallCap Market since September 3, 2002. From the time that public trading of our common stock commenced on October 29, 1999 until September 3, 2002, our common stock was listed on The NASDAQ National Market. Prior to October 29, 1999, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ National Market and The NASDAQ SmallCap Market, as applicable:

	High	Low

Year Ended December 31, 2001:
First Quarter	$37.44	$7.22
Second Quarter	$13.34	$5.50
Third Quarter	$9.33	$2.52
Fourth Quarter	$6.75	$2.62

	High	Low

Year Ended December 31, 2002:
First Quarter	$6.34	$3.05
Second Quarter	$4.44	$0.76
Third Quarter	$1.55	$0.75
Fourth Quarter	$2.75	$0.56

      As of March 24, 2003, there were 582 holders of record of our common stock.

      We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The statement of operations data and balance sheet data for all periods presented is derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K or on file with the Securities and Exchange Commission. We acquired several businesses in 2000 that were recorded under the purchase method of accounting. We allocated $3 billion of the cost of these acquisitions to goodwill and other intangible assets. As a result, loss from operations for the years ended December 31, 2001 and 2000 includes $256,000 and $676,000, respectively, for the amortization of goodwill and other intangible assets related to these acquisitions. In 2001, loss from operations includes a $1.9 billion impairment of goodwill. On January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill. Loss from continuing operations for the years ended December 31, 2002 and 2001 includes restructuring charges of $45.8 million and $40.5 mil-

lion, respectively, for actual and estimated termination and modification costs related to non-cancelable facility leases and employee severance.

					Period from
					Inception
					(August 20, 1998)
	For the Years Ended December 31,				through
					December, 31
	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$144,976	$163,214	$89,766	$3,986	$—
Total cost and operating expenses	327,512	2,577,112	989,348	60,424	900
Loss from continuing operations	(204,437)	(2,435,512)	(885,785)	(54,169)	(890)
Net loss	(204,437)	(2,435,512)	(885,785)	(57,559)	(890)
Net loss attributable to common stockholders	(204,437)	(2,435,512)	(885,785)	(59,800)	(890)
Basic and diluted net loss per share	$(1.81)	$(23.59)	$(10.07)	$(1.98)	$(0.06)
Weighted average common shares outstanding	112,766	103,233	87,959	30,177	15,015

	As of December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$111,765	$181,514	$373,300	$269,554	$6,805
Restricted marketable securities	13,405	28,997	13,634	—	—
Working capital	60,584	136,701	270,396	255,026	6,157
Total assets	229,863	421,478	2,790,777	300,815	8,866
Obligations under capital leases and equipment loans, net of current portion	1,006	113	421	733	25
Accrued restructuring, net of current portion	13,994	10,010	—	—	—
Other liabilities	1,854	2,823	1,009	—	—
Convertible subordinated notes	300,000	300,000	300,000	—	—
Convertible preferred stock	—	—	—	—	8,284
Total stockholders’ (deficit) equity	$(168,090)	$17,234	$2,404,399	$281,445	$(148)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the years indicated:

	2002	2001	2000

Revenue	100%	100%	100%
Cost of revenue	59	66	80
Research and development	15	28	43
Sales and marketing	45	57	124
General and administrative	68	75	101
Amortization of other intangible assets	8	11	14
Amortization of goodwill	—	145	739
Restructuring charges	31	25	—
Impairment of goodwill	—	1,172	—
Acquired in-process research and development	—	—	1

Total cost and operating expenses	226	1,579	1,102

Loss from operations	(126)	(1,479)	(1,002)
Interest income	2	7	25
Interest expense	(13)	(11)	(10)
Other income	—	1	—
Loss on investments, net	(4)	(9)	—

Loss before provision for income taxes	(141)	(1,491)	(987)
Provision for income taxes	—	1	—

Net loss	(141)%	(1,492)%	(987)%

      Since our inception, we have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. We have also incurred significant amortization expense and impairments of goodwill and other intangible assets from the acquisition of businesses. In recent years, we have incurred significant restructuring expenses related to employee severance payments and vacated facilities under long-term leases. Since our inception, we have incurred significant losses and negative cash flows from operations. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses over at least the next 12 to 18 months. As of December 31, 2002, we had $300 million of convertible notes outstanding, which become due in 2007. We ended the year with cash and marketable securities of $125.2 million, of which $13.4 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash.

      We believe that our success is dependent on increasing our net monthly recurring revenue, developing new services and software that leverage our proprietary technology and achieving and maintaining a proper alignment between our revenue and our cost structure. We consider net additions to monthly recurring revenue to be a critical success factor for our business. We define net monthly recurring revenue as new bookings of recurring revenue less lost recurring revenue due to customer cancellations, non-renewals or collections issues. A typical recurring revenue contract has a term of one to two years. As of December 31, 2002, our net monthly recurring revenue under contract was greater than such amount at December 31, 2001. We continue to sell our services and software into a depressed information technology market. We are also experiencing competitive pricing pressures on our service offerings. Due to these and other factors, our ability to predict our future revenue results is limited, and there is no guarantee that net monthly recurring revenue under contract will continue to increase.

      Our ability to maintain gross margins that fall within our target range is also critical to our success. Accordingly, we are continuously managing our network costs by entering into competitively priced bandwidth and colocation contracts that are aligned with our revenue forecasts and our estimates as to the amount of traffic we expect to carry over our network. As a result, we have been successful in maintaining our gross margins despite pricing pressure on our service offerings.

      We have taken steps to align our recurring operating expenses with our revenue and gross margins. Our recurring operating expenses include research and development, sales and marketing and general and administrative expenses. These expenses were $184.5 million for the year ended December 31, 2002 compared to $259.6 million for the year ended December 31, 2001 and $239.7 million for the year ended December 31, 2000. During the year ended December 31, 2002, we undertook actions to reduce our overall cost structure, including employee severances, while maintaining a high level of employee productivity and customer service. As a result, we expect the downward trend in these operating expenses to continue.

      Our operating expenses also include restructuring charges. We incurred restructuring charges of $45.8 million and $40.5 million during the years ended December 31, 2002 and 2001, respectively. These expenses relate to actual and estimated termination and modification costs on leases for excess facilities and employee severance costs. We may incur restructuring charges in the future depending on several factors, including the timing and amount of any lease modifications and terminations, the timing and amount of any sublease receipts, and any future employee severances. We expect that, if successful, our efforts to terminate and modify our excess facility leases will require a significant amount of cash in the future.

Recent Events

      In October 2002, we reduced our workforce by 29%, or approximately 200 employees, across all functional areas. Accordingly, we recorded a restructuring charge in the fourth quarter of 2002 of $3.6 million for one-time benefit payments to affected employees. As a result of these actions, we expect operating costs to decline in 2003 from previous levels.

      In November 2002, Robert Cobuzzi became our Chief Financial Officer following the resignation of our former Chief Financial Officer, Timothy Weller.

      In November 2002, we settled a stock price appreciation guarantee to CNN News Group, or CNN, by making a $2.7 million cash payment to CNN and allowing CNN to draw on a $3.8 million letter of credit previously issued by us. We acquired the obligation as part of our acquision of InterVu, Inc. in April 2000. The settlement was accounted for as an adjustment to the fair value of the common stock for the amount of additional cash issued. Consequently, the total purchase price was not adjusted.

      In December 2002, we sold our 40% joint venture interest in Akamai Technologies Japan KK to Softbank Broadmedia Corporation, or SBBM. Prior to the sale, SBBM had owned a 60% interest in Akamai Technologies Japan KK. We expect that SBBM will operate the entity as a non-exclusive reseller of our services in Japan. As a result of the sale, we recorded a gain of $400,000 in loss on investments, net in the consolidated statement of operations for the year ended December 31, 2002. In January 2003, we formed a new wholly-owned subsidiary in Japan through which we sell our services and support our reseller arrangements. The results of operations, financial position and cash flows of the new subsidiary will be consolidated into our future quarterly and annual financial statements.

      In January 2003, we paid $2.5 million, including interest, to a former employee of an acquired company as a result of an April 2001 judgment against the acquired company for breach of contract. We have included this amount in accrued expenses as of December 31, 2002. In February 2003, we settled an employment-related lawsuit with multiple claims brought by a former employee for a cash payment of $3.6 million. Our insurance carrier reimbursed us for $1.8 million of such settlement expense. As of December 31, 2002, to reflect this settlement, we have included $3.6 million in accrued expenses and $1.8 million in current assets, and we recorded the net amount of $1.8 million in general and administrative expenses.

Change in Presentation of Consolidated Statement of Operations Expense Categories

      In 2002, we modified the presentation of our consolidated statements of operations. All prior period amounts have been reclassified to conform with current year presentation. These modifications had no impact on loss from operations or net loss. We modified certain expense categories as follows:

•	We included in cost of revenue the salaries, benefits and other direct costs of employees who operate our network. These costs were previously included under the engineering and development category.

•	We disaggregated our sales, general and administrative category into two categories: sales and marketing and general and administrative.

•	We moved internal information technology and network operation costs from engineering and development to general and administrative and cost of revenue, respectively.

•	Our engineering and development organization became known as our research and development organization.

      In addition, we simplified the presentation of the consolidated statement of operations as follows:

•	We included equity-related compensation in cost of revenue, research and development, sales and marketing and general and administrative based on the functional role of the related employee.

•	We included the depreciation and amortization on our network equipment and internal-use software used to deliver our services in cost of revenue.

•	We included the depreciation and amortization of all other property and equipment in general and administrative.

Application of Critical Accounting Policies and Estimates

Overview

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, allowance for doubtful accounts, investments, intangible assets, income taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in this annual report on Form 10-K.

Definitions

      We define our “critical accounting policies” as those accounting principles generally accepted in the United States of America, and the specific manner that we apply those principals, that require us to make critical accounting estimates about matters that are uncertain and have a material impact on our financial position and results of operations. We define a “critical accounting estimate” as an estimate that requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and either the estimate is derived from a range of potential outcomes or changes in the estimate would have a material impact on our financial condition or results of operations.

Review of Critical Accounting Policies and Estimates

Revenue Recognition:

      We recognize revenue from our services when:

•	an enforceable arrangement to deliver the service has been established;

•	the service or license has been delivered to and accepted (when applicable) by the customer;

•	the fee for the service or license is fixed or determinable; and

•	collection is reasonably assured.

      At the inception of a customer contract, we make a critical estimate as to whether collection is reasonably assured. We base our estimate on the successful completion of a credit check, financial review or the receipt of a deposit from the customer. Upon the completion of these steps, we recognize revenue monthly in accordance with our revenue recognition policy, assuming the other criteria are met. If we subsequently determine that collection is not reasonably assured, we cease recognizing revenue until cash is received. We also record an allowance for doubtful accounts and bad debt expense for all other unpaid invoices for the related customer. Changes in our estimates of whether collection is reasonably assured would change the amount of revenue or bad debt expense that we recognize.

Concurrent Transactions:

      From time to time, we enter into contracts to sell our services or license our technology with an enterprise at or about the same time we enter into contracts to purchase products or services from the same enterprise. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor, unless the fair value to us of the vendor’s product or service can be established objectively and realization of such value is assumed probable.

Investments:

      We periodically review all investments for reduction in fair value that is other-than-temporary. We consider several factors that may trigger an other-than-temporary decline in value, such as the length of time the investment’s value has been below cost and the financial results of the entity in which we invest. When we conclude that the reduction is other-than-temporary, the cost of the investment is adjusted to its fair value through a charge to loss on investments on the consolidated statement of operations. Changes in our judgment as to whether a reduction in the value of an investment is other-than-temporary would increase loss on investments.

Impairment and Useful Lives of Long-Lived Assets:

      We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that would trigger an impairment review include a change in the use of the asset or forecasted negative cash flows related to the asset. When such a triggering event occurs, we compare the carrying amount of the long-lived asset to the undiscounted expected future cash flows related to the asset. If the carrying amount is greater than the sum of the undiscounted cash flows, we adjust the asset to its fair value through an impairment charge included in loss from operations. We determine fair value based upon a quoted market price or a discounted cash flow analysis. The critical accounting estimates required for this accounting policy include forecasted usage of the long-lived assets and the useful lives of these assets. Changes in these estimates could increase loss from operations materially.

Restructuring Liabilities Related to Facility Leases:

      When we vacate a facility subject to a non-cancelable long-term lease, we record a restructuring liability for either the estimated costs to terminate the lease or the estimated costs that will continue to be incurred under the lease for its remaining term where there is no economic benefit to us. In the latter case, we measure the amount of the restructuring liability as the amount of contractual future lease payments reduced by an estimate of sublease income. To date, we have recorded a restructuring liability when our management approves and commits us to a plan to terminate a lease, the plan specifically identifies the actions to be taken, and the actions are scheduled to begin soon after management approves the plan. Beginning in 2003, in accordance with a newly adopted accounting standard, we will record a restructuring liability, discounted at the appropriate rate, for a facility lease only when we have both vacated the space and completed all actions needed to make the space readily available for sublease.

      When we record a restructuring liability, we make critical estimates related to the amount of rent or termination costs that we will pay and the amount of sublease income that we will receive related to the vacant property. As of December 31, 2002, we had $37.5 million in accrued restructuring liabilities related to vacated facilities. Our estimates are based, in part, on the most recent negotiations with the landlords of these properties and current market conditions. We expect that approximately $23.6 million of the amount accrued as of December 31, 2002 will be paid within twelve months. Should the actual amounts or the timing of restructuring payments differ from our estimate, we would adjust the restructuring liability through a charge or benefit to restructuring charges on the consolidated statement of operations. If we are not able to successfully modify these leases, the total contractual payout for these properties would be approximately $64.0 million over the next seven years. If we are not successful in subleasing these facilities, the total incremental restructuring charge would be approximately $27.0 million.

Loss Contingencies:

      We define a loss contingency as a condition involving uncertainty as to a possible loss related to a previous event that will not be resolved until one or more future events occur or fail to occur. Our primary loss contingencies relate to pending or threatened litigation and the collectibility of accounts receivable. We record a liability for a loss contingency when we believe that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When we believe the likelihood of a loss is less than probable and more than remote, we do not record a liability but we disclose material loss contingencies in the notes to the consolidated financial statements.

Valuation Allowance for Deferred Taxes:

      We provide a valuation allowance against our deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A change in our estimate of the future realization of deferred tax assets would result in a material income tax benefit.

Capitalization of Internal-Use Software Costs:

      We capitalize the salaries and payroll-related costs of employees who devote time to the application development stage of internal-use software projects. If the project is an enhancement to previously developed software, we must assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred during the application development stage for capitalization. We must gather employee data for the amount of time incurred during the application development phase. Once the project is complete, we must estimate the useful life of the internal-use software, and we must periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded in during the period.

Results of Operations

      Revenue. Total revenue decreased 11%, or $18.2 million, to $145.0 million for the year ended December 31, 2002 as compared to $163.2 million for the year ended December 31, 2001. Total revenue was $89.8 million for the year ended December 31, 2000. For 2002 and 2001, no single customer accounted for more than 10% of revenue. For 2000, one customer, Apple Computer, accounted for 12% of our total revenue. For 2002, 13% of our revenue was derived from our operations located outside of the United States. For 2001 and 2000, less than 10% of our total revenue was derived from our operations located outside of the United States.

      Service revenue decreased 5%, or $6.7 million, to $128.7 million for the year ended December 31, 2002 as compared to $135.3 million for the year ended December 31, 2001. Service revenue was $81.0 million for the year ended December 31, 2000. The decrease in service revenue in 2002 as compared to 2001 was attributable to a decrease in customers under recurring revenue contracts, partially offset by an increase in average monthly recurring revenue per customer. The increase in service revenue in 2001 compared to 2000 was due to an increase in customers under recurring revenue contracts. Although we have achieved positive net monthly recurring revenue during 2002, we are not able to reasonably predict future service revenue given the uncertainty of competition, customer cancellations and the current macroeconomic environment.

      License and other revenue decreased 47%, or $5.9 million, to $6.5 million for the year ended December 31, 2002 as compared to $12.4 million for the year ended December 31, 2001. License and other revenue was $5.7 million for the year ended December 31, 2000. License and other revenue includes sales of customized technology solutions sold as perpetual licenses or delivered under long-term contracts. The decrease in license and other revenue in 2002 as compared to 2001 was attributable to a reduction in the amount of software and other technology licensed to customers. In contrast, we increased our license and other revenue in 2001 as compared to 2000, principally as a result of the introduction of our EdgeScape license offering in 2001.

      Service and license revenue from related parties decreased 37%, or $5.6 million, to $9.8 million for the year ended December 31, 2002 as compared to $15.4 million for the year ended December 31, 2001. Service and license revenue from related parties was $3.0 million for the year ended December 31, 2000. The decrease in revenue from related parties between 2002 and 2001 was primarily attributable to the reduction in revenue from Sockeye Networks, Inc., or Sockeye, as a result of a reduction in 2001 of Sockeye’s minimum monthly revenue commitment and the cancellation in November 2002 of Sockeye’s contract with us. The increase in revenue from related parties between 2001 and 2000 was primarily due to an increase in revenue from Sockeye compared to the prior year. As a result of Sockeye’s cancellation of its service agreement and the sale of our equity interest in Akamai Technologies Japan KK, we do not expect significant revenues from related parties in the future.

      Cost of Revenue. Cost of revenue includes fees paid to network providers for bandwidth and monthly fees for housing our servers in third-party network data centers. Cost of revenue also includes network operation employee costs, cost of licenses, depreciation on the network equipment used to deliver our services and amortization of internal-use software costs. During the year ended December 31, 2002, we capitalized $174,000 of payroll costs for network operations personnel related to the development of internal-use software used to operate and monitor our network. No payroll costs were capitalized in 2001 or 2000.

      Cost of revenue decreased 21%, or $23.0 million, to $85.3 million for the year ended December 31, 2002 compared to $108.3 million for the year ended December 31, 2001. Cost of revenue was $72.2 million for the year ended December 31, 2000. Cost of revenue decreased in 2002 as compared to 2001 primarily as a result of a reduction in traffic delivered over our network, lower bandwidth costs per unit and improved management of our network traffic. Cost of revenue increased in 2001 as compared to 2000 primarily as a result of an increase in depreciation on network assets and an increase in the amount of traffic delivered over our network.

      Cost of revenue is comprised of the following (in millions):

	For the Year Ended
	December 31,

	2002	2001	2000

Bandwidth, co-location and storage	$32.3	$55.1	$42.0
Network operations personnel	6.2	10.5	10.7
Cost of license	0.5	—	—
Depreciation of network equipment and amortization of internal-use software	46.3	42.7	19.5

Total cost of revenue	$85.3	$108.3	$72.2

      Research and Development. Research and development expenses consist primarily of salaries, equity-related compensation and related expenses for the design, development, testing and enhancement of our services and our network. Research and development costs are expensed as incurred, except certain software development costs eligible for capitalization. During the year ended December 31, 2002, we capitalized $6.0 million, net of impairments, of payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network. No payroll costs were capitalized in 2001 or 2000.

      Research and development expenses decreased 51%, or $23.1 million, to $21.8 million for the year ended December 31, 2002 as compared to $44.8 million for the year ended December 31, 2001. Research and development expenses were $38.2 million for the year ended December 31, 2000. The decrease in expenses in 2002 as compared to 2001 was primarily due to a decrease in salaries as a result of reduced headcount and reduced equity-related compensation due to employee terminations in the research and development organization and an increase in capitalization of internal use software development costs. The increase in research and development in 2001 as compared to 2000 was primarily due to an increase in payroll and payroll-related costs as a result of increases in headcount and an increase in equity-related compensation as a result of the issuance of restricted stock at below market value. These effects are quantified as follows (in millions):

	(Decrease) Increase in
	Research and Development
	Expenses

	2002 to 2001	2001 to 2000

Payroll and related costs, including equity compensation	$(13.5)	$6.7
Capitalization of internal-use software development costs	(6.0)	—
Other	(3.6)	(0.1)

Total (decrease) increase	$(23.1)	$6.6

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, equity-related compensation, commissions and related expenses for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses. Sales and marketing expenses decreased 30%, or $28.1 million, to $64.8 million for the year ended December 31, 2002 as compared to $92.9 million for the year ended December 31, 2001. Sales and marketing expenses were $110.9 million for the year ended December 31, 2000. The decrease in sales and marketing expenses in 2002 as compared to 2001 was primarily due to a reduction in payroll, payroll-related costs and equity compensation attributable to a reduction in headcount. The decrease in sales and marketing expenses for 2001 as compared to 2000 was primarily due to a reduction in advertising-related expenditures, partially offset by an increase in payroll and payroll-related costs attributable to an increase in headcount and an increase in equity compensation as a result of the issuance of restricted stock at below market value. These effects are quantified as follows (in millions):

	Decrease in Sales and
	Marketing Expenses

	2002 to 2001	2001 to 2000

Payroll and related costs, including equity compensation	$(27.5)	$6.3
Advertising and related costs	0.2	(21.1)
Other	(0.8)	(3.2)

Total decrease	$(28.1)	$(18.0)

      General and Administrative. General and administrative expenses consist primarily of depreciation and impairment of network equipment and property and equipment used by us internally, salaries, equity-related compensation and related expenses for executive, finance, information technology, or IT, human resources and other administrative personnel, fees for professional services, telecommunications costs, the provision for doubtful accounts, rent and other facility-related expenditures for leased properties. During the year ended December 31, 2002, we capitalized $732,000 of payroll costs for IT personnel related to the development of internal-use software. No payroll costs were capitalized in 2001 or 2000.

      General and administrative expenses decreased 20%, or $24.0 million, to $97.9 million for the year ended December 31, 2002 as compared to $121.9 million for the year ended December 31, 2001. General and administrative expenses were $90.6 million for the year ended December 31, 2000. The decrease in general and administrative expenses in 2002 as compared to 2001 was primarily due to a decrease in the provision for doubtful accounts, reduced payroll-related costs as a result of reductions in headcount and reduced rent expense as a result of facility restructurings. The decrease in the provision for doubtful accounts in 2002 compared to 2001 reflects an improvement in the financial health of our customer base, reflecting our strategy to target permanent enterprise customers. The increase in general and administrative expenses in 2001 as compared to 2000 was due to an increase in provision for doubtful accounts, an increase in payroll and payroll-related costs, an increase in facility costs, due to an expansion of our operations, and an increase in depreciation. Depreciation increased in 2001 as compared to 2000 as a result of increased purchases of property and equipment by us in 2001. These effects are quantified as follows (in millions):

	(Decrease) Increase
	in General and
	Administrative Expenses

	2002 to 2001	2001 to 2000

Bad debt expense	$(8.7)	$2.8
Payroll and related costs, including equity compensation	(5.1)	3.8
Rent and facilities	(4.7)	5.9
Depreciation	1.0	15.1
Other	(6.5)	3.8

Total (decrease) increase	$(24.0)	$31.4

      Aggregate research and development, sales and marketing and general and administrative expenses were $184.5 million, $259.6 million and $239.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. As a result of our actions undertaken in 2002 to reduce our overall cost structure, including employee severances and lease terminations, we expect aggregate research and development, sales and marketing and general and administrative costs to decrease in 2003 as compared to 2002.

      Amortization of Other Intangible Assets. Amortization of other intangible assets decreased 35%, or $6.6 million, to $11.9 million for the year ended December 31, 2002 as compared to $18.5 million for the year ended December 31, 2001. Amortization of other intangible assets was $12.6 million for the year ended December 31, 2000. The decrease in amortization of other intangible assets in 2002 as compared to 2001 was primarily due to the discontinuance of assembled workforce amortization in 2002, partially offset by an impairment to intangible assets in 2002. The increase in amortization of other intangible assets in 2001 compared to 2000 was attributable to the recognition of a full year of amortization recorded in 2001 due to acquisitions of businesses in 2000. We expect to amortize approximately $2.3 million of intangible assets in 2003.

      Amortization of Goodwill. We no longer amortize goodwill as a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. In accordance with SFAS No. 142, we reclassified assembled workforce intangible assets of approximately $1.0 million to goodwill. The resulting balance of goodwill was $4.9 million on January 1, 2002. For purposes of performing an impairment test, we determined that we had one reporting unit and we assigned the entire balance of goodwill to this reporting unit as of January 1, 2002 and 2003. The fair value of the reporting unit was determined using our market capitalization as of January 1, 2002 and 2003, respectively. The fair value on January 1, 2002 and 2003 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, we concluded that no impairment existed on these dates. Unless changes in events or circumstances indicate that an impairment test is required, we will next test goodwill for impairment as of January 1, 2004. Amortization of goodwill was $237.3 million for the year ended December 31, 2001 and $663.5 million for the year ended December 31, 2000. Amortization expense declined between 2001 and 2000 as a result of an impairment to the balance of goodwill in March 2001.

      Restructuring Charges. We recorded restructuring charges of $45.8 million for the year ended December 31, 2002. These charges included $3.6 million for employee severance benefits and $42.2 million for restructuring charges attributable to facility leases and long-lived asset impairments. During the year ended December 31, 2001, we recorded restructuring charges of $40.5 million. These charges included $5.1 million for severance benefits and $35.4 million for restructuring charges attributable to facility leases and long-lived asset impairments. We did not have restructuring charges in 2000. Our restructuring expenses are summarized as follows (in millions):

	For the Year
	Ended
	December 31,

	2002	2001

Facility leases	$42.2	$35.4
Severance	3.6	5.1

Total	$45.8	$40.5

      For the year ended December 31, 2001, management approved an exit plan for excess and vacant facilities under long-term non-cancelable leases. We recorded a restructuring charge of $34.1 million for the estimated amount of future lease payments and termination fees, less estimated sublease income, for these facilities. We also impaired $1.3 million of leasehold improvements located at these facilities. The impairment was recorded as a non-cash restructuring charge.

      During 2002, we terminated our facility leases for 500 and 600 Technology Square in Cambridge, Massachusetts, at an aggregate cost of $15.9 million, including brokerage and legal fees. As of the termination date, the accrued restructuring liability attributable to these leases was $7.9 million. Accordingly, we recorded an additional restructuring charge of $8.0 million for the difference between the actual termination costs and the amount previously accrued. Also during 2002, we recorded restructuring charges of $29.7 million representing the difference between the anticipated costs to terminate or modify vacant facilities under non-cancelable lease agreements and the previously recorded restructuring liabilities for these properties. In addition, we impaired leasehold improvements, furniture and fixtures, deposits, deferred rent and other long-lived assets related to these facilities in the amount of $4.5 million.

      The following table summarizes the establishment and usage of the restructuring liabilities related to real estate leases (in millions):

Restructuring
Liabilities

Restructuring charge for the twelve months ended December 31, 2001	$40.5
Cash payments	(11.6)
Non-cash items	(1.3)

Ending balance, December 31, 2001	27.6
Restructuring charges for the twelve months ended December 31, 2002	45.8
Cash payments	(32.6)
Non cash items	(3.2)

Ending balance, December 31, 2002	$37.6

Current portion of accrued restructuring	$23.6

Long-term portion of accrued restructuring	$14.0

      The amount of restructuring liabilities associated with real estate leases has been estimated based on the most recent available market data and discussions with our lessors and real estate advisors. In the event that these facility leases are terminated at a higher or lower cost than the amount accrued as of December 31, 2002, we will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable. If we are not able to successfully terminate or modify these leases, the total payout for these properties would be approximately $64.0 million over the next seven years, of which $37.5 million is accrued as of December 31, 2002.

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

      Acquired In-Process Research and Development. Acquired in-process research and development, which we refer to as IPR&D, consists of a charge for the value of development projects of acquired businesses in 2000 that had not reached technological feasibility and had no alternative future use as of the date of business acquisition. The value of IPR&D of $1.4 million was determined based on each project’s stage of development, the time and resources needed for completion, the contribution of core technology and the projected discounted cash flows of completed projects.

      Interest Income. Interest income includes interest earned on invested cash balances and interest earned on notes receivable for stock. Interest income decreased 75%, or $9.2 million, to $3.0 million for the year ended December 31, 2002 as compared to $12.3 million for the year ended December 31, 2001. Interest income was $22.9 million for the year ended December 31, 2000. The decrease in interest income for 2002 as compared with 2001 was a result of a decrease in our invested cash balance and a decrease in the interest rates earned on our investments. Likewise, the decrease in interest income for 2001 as compared with 2000 was a result of a decrease in our invested cash balance and a decrease in the interest rates earned on our investments.

      Interest Expense. Interest expense includes interest paid on our debt obligations. Interest expense was $18.4 million for the year ended December 31, 2002 compared to $18.9 million for the year ended

December 31, 2001 and $8.9 million for the year ended December 31, 2000. The increase in net interest expense for each of 2002 and 2001 as compared with 2000 is a result of recognizing a full year of interest on our $300 million debt obligation, which was incurred in June 2000.

      Other Income. We received $1.0 million in proceeds on a key-person life insurance policy as a result of the death in September 2001 of Daniel M. Lewin, Akamai’s co-founder.

      Loss on Investments. Loss on investments for the year ended December 31, 2002 was $6.1 million as compared to $15.0 million for the year ended December 31, 2001. Loss on investments in 2002 included a loss of $4.3 million related to our investment in Netaxs, Inc., a related party, which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002. Loss on investments includes a gain of $400,000 on our sale of our equity interest in Akamai Technologies Japan KK to SBBM. In addition, loss on investments in 2002 consists of a loss of $2.4 million to adjust the cost basis of equity investments to fair value and approximately $149,000 of realized investment gains. For the year ended December 31, 2001, loss on investments includes a loss of $10.2 million for the adjustment to market value of equity investments for impairment that was determined to be other-than-temporary, realized losses of $2.8 million and a related party loss of $2.0 million in an investment accounted for under the equity method.

Liquidity and Capital Resources

      To date, we have financed our operations primarily through private sales of capital stock and the issuance in April 1999 of senior subordinated notes, which we repaid in 1999, totaling approximately $124.6 million in net proceeds, an initial public offering of our common stock in October 1999 that provided $217.6 million after underwriters’ discounts and commissions, and the sale in June 2000 of $300 million in 5 1/2% convertible subordinated notes due July 2007, which generated net proceeds of $290.2 million. We have also entered into capital lease agreements to fund the acquisition of property and equipment. As of December 31, 2002, cash, cash equivalents and marketable securities totaled $125.2 million, of which $13.4 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash.

      Cash used in operating activities decreased 45%, or $53.5 million, to $65.8 million for the year ended December 31, 2002 compared to $119.3 million for the year ended December 31, 2001. Cash used in operating activities was $122.9 million for the year ended December 31, 2000. The decrease in cash used in operating activities in the year ended December 31, 2002 as compared to the prior year was primarily due to a 41% decrease in net losses before non-cash expenses such as depreciation, amortization, impairment charges, loss on investments and equity-related compensation. Cash used in operating expense in 2001 as compared to 2000 was consistent. We expect that cash used in operating activities will continue to decline in 2003 as a result of actions we undertook in 2002 to reduce operating costs; however, the timing and amount of any lease termination payments and other working capital changes will affect the actual amount of cash used in operating activities.

      Cash provided by investing activities was $96.1 million for the year ended December 31, 2002 and $39.6 million for the year ended December 31, 2001. Cash used in investing activities was $316.1 million for the year ended December 31, 2000. Cash provided by investing activities for the year ended December 31, 2002 reflects net purchases, sales and maturities of investments of $116.5 million less capital expenditures of $7.2 million, consisting primarily of leasehold improvements for our new corporate office facility and internal infrastructure purchases, and $6.9 million for the capitalization of internal-use software development costs, net of impaired projects. Cash provided by investing activities also includes a payment of $6.5 million to CNN to settle an obligation resulting from our acquisition of InterVu in April 2000. See Note 19 to the consolidated financial statements for further discussion. Cash provided by and used in investing activities in 2001 and 2000 includes $64.5 million and $131.9 million used for the purchase of property and equipment, respectively. We expect capital expenditures, including internal costs for the development of internal-use software, to be approximately 5% to 10% of revenue in 2003. We may enter into capital lease arrangements or use our available cash to fund these expenditures.

      Cash provided by financing activities was $1.2 million for the year ended December 31, 2002, $8.5 million for the year ended December 31, 2001 and $320.0 million for the year ended December 31, 2000. Cash provided by financing activities in 2002 reflects proceeds from the issuance of common stock under our stock plans of $2.8 million and payments on our capital lease obligations of $1.6 million. Cash payments on capital lease obligations increased in 2002 due to $3.3 million of new capital leases. We expect to make payments, including interest, of $1.3 million in 2003 and $1.1 million thereafter on these lease obligations. Cash received from the issuance of common stock under stock option and employee stock purchase plans declined in the year ended December 31, 2002 as compared to prior years as a result of fewer option exercises in 2002. Cash provided by financing activities for the year ended December 31, 2000 included $290.2 million in net proceeds from the issuance of $300 million in convertible subordinated notes, due 2007.

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities of $125.2 million will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments

      The following table presents our contractual obligations and commercial commitments as of December 31, 2002 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual		Less than	12-36	36 to 60	More than
Obligations	Amount	12 Months	Months	Months	60 months

5 1/2% convertible notes	$300.0	—	—	$300.0	—
Real estate operating leases	89.8	$15.1	$27.3	21.1	$26.3
Bandwidth and co-location agreements	18.5	12.5	4.8	1.2	—
Capital leases and purchase obligations	2.4	1.3	1.1	—	—
Legal settlements and judgments	4.5	4.5	—	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—

Total contractual obligations	$415.7	$33.9	$33.2	$322.3	$26.3

Letters of Credit

      As of December 31, 2002, we had issued $13.4 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to long-term facility leases. The letters of credit are collateralized by restricted marketable securities, of which $10.2 million are classified as long-term and $3.2 million are classified as short-term on the consolidated balance sheet. The restrictions on these marketable securities lapse as we fulfill our obligations as provided by the letters of credit.

Off-Balance Sheet Arrangements

      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion of these indemnification agreements.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations,” which is effective in January 2003. SFAS No. 143 addresses the financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Weare assessing the potential impact that the adoption of SFAS No. 143 will have on our consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds several statements, including SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS No. 145 was effective in May 2002, except for the rescission of SFAS No. 4, which is effective in January 2003. The adoption of SFAS No. 145 did not have and is not expected to have a significant impact on our consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. In accordance with SFAS No. 146, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit shall be recognized and measured at its fair value when the Company ceases using the right conveyed by the contract. For a real estate lease, the fair value of the liability at the cease-use date is determined based on the contractual future lease payments, reduced by estimated sublease rentals that could be reasonably obtained for the property. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption of SFAS No. 146 will have a significant impact on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating the impact that initial measurement provisions of Interpretation 45 will have on our consolidated financial statements. The disclosure provisions of FIN 45 are effective for this annual report on Form 10-K. Accordingly, we have included a discussion of our guarantees in Note 10 to the consolidated financial statements.

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their fair value. The guidance in this issue is effective for revenue arrangements entered into after June 30, 2003. We do not expect that the adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based

Compensation.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will require us to include additional disclosures of equity-related compensation in our consolidated financial statements, including this annual report on Form 10-K.

      In January 2003, the FASB issued Interpretation 46, or FIN 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51.” FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact that FIN 46 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We also hold investments in the equity of several public and private companies. The carrying amount of these investments at December 31, 2002 was approximately $500,000, which we believe approximates their fair value.

      We have operations in Europe and Japan. As a result, we are exposed to fluctuations in foreign exchange rates. We do not expect, however, that changes in foreign exchange rates will have a significant impact on our consolidated results of operations, financial position or cash flows. We may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

      Our 5 1/2% convertible notes are subject to changes in market value. As of December 31, 2002, the carrying amount and fair value of these notes were $300.0 million and $133.9 million, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Akamai Technologies, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ (deficit) equity present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As disclosed in Note 2 to the consolidated financial statements, the Company ceased amortization of goodwill and reclassified its assembled workforce intangible asset to goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in January 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 27, 2003, except for Note 23, as
to which the date is February 26, 2003

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands, except share and
	per share data)
Assets
Current assets:
Cash and cash equivalents	$111,262	$78,774
Marketable securities (including restricted securities of $3,161 and $11,166 at December 31, 2002 and December 31, 2001, respectively)	3,664	113,906
Accounts receivable, net of allowance for doubtful accounts of $1,939 and $3,832 at December 31, 2002 and December 31, 2001, respectively	16,290	19,067
Due from related parties (Note 18)	1,284	1,000
Prepaid expenses and other current assets	9,183	15,252

Total current assets	141,683	227,999
Property and equipment, net	63,159	132,237
Restricted marketable securities	10,244	17,831
Goodwill (Note 7)	4,937	3,979
Other intangible assets, net (Note 7)	2,473	15,372
Other assets (Note 8)	7,367	24,060

Total assets	229,863	$421,478

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$16,847	$32,076
Accrued expenses (Note 9)	37,062	36,236
Deferred revenue	2,361	4,948
Current portion of obligations under capital leases and vendor financing	1,207	405
Current portion of accrued restructuring (Note 12)	23,622	17,633

Total current liabilities	81,099	91,298
Obligations under capital leases and vendor financing, net of current portion	1,006	113
Accrued restructuring, net of current portion (Note 12)	13,994	10,010
Other liabilities	1,854	2,823
Convertible notes (Note 11)	300,000	300,000

Total liabilities	397,953	404,244

Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity (Notes 13, 14 and 15):
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock at December 31, 2002, no shares designated as of December 31, 2001; no shares issued or outstanding at December 31, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 117,660,254 shares issued and outstanding at December 31, 2002; 115,099,317 shares issued and outstanding at December 31, 2001	1,177	1,151
Additional paid-in capital	3,428,434	3,438,706
Deferred compensation	(9,895)	(38,888)
Notes receivable for stock (Note 14)	(3,473)	(3,342)
Accumulated other comprehensive loss (Note 4)	(18)	(515)
Accumulated deficit	(3,584,315)	(3,379,878)

Total stockholders’ (deficit) equity	(168,090)	17,234

Total liabilities and stockholders’ (deficit) equity	$229,863	$421,478

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Revenue:
Service	$128,664	$135,342	$81,031
License and other	6,522	12,434	5,735
Service and license from related parties (Note 18)	9,790	15,438	3,000

Total revenue	144,976	163,214	89,766

Cost and operating expenses:
Cost of revenue	85,304	108,335	72,207
Research and development	21,766	44,844	38,211
Sales and marketing	64,765	92,867	110,879
General and administrative	97,923	121,926	90,570
Amortization of other intangible assets	11,930	18,487	12,594
Amortization of goodwill	—	237,317	663,515
Restructuring charges (Note 12)	45,824	40,496	—
Impairment of goodwill	—	1,912,840	—
Acquired in-process research and development	—	—	1,372

Total cost and operating expenses	327,512	2,577,112	989,348

Loss from operations	(182,536)	(2,413,898)	(899,582)
Interest income	3,047	12,257	22,912
Interest expense	(18,357)	(18,859)	(8,928)
Other income	—	1,002	—
Loss on investments, net (Note 5)	(6,099)	(14,952)	—

Loss before provision for income taxes	(203,945)	(2,434,450)	(885,598)
Provision for income taxes	492	1,062	187

Net loss	$(204,437)	$(2,435,512)	$(885,785)

Basic and diluted net loss per share	$(1.81)	$(23.59)	$(10.07)

Weighted average common shares outstanding	112,766	103,233	87,959

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

	(in thousands)
Cash flows from operating activities:
Net loss	$(204,437)	$(2,435,512)	$(885,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,418	329,624	711,694
Amortization of deferred financing costs	1,389	1,389	740
Equity-related compensation	21,195	31,457	26,147
Amortization of prepaid advertising acquired for common stock (Note 19)	5,634	5,632	7,157
Provision for doubtful accounts	(746)	7,938	5,104
Acquired in-process research and development	—	—	1,372
Interest income on notes receivable for stock	(131)	(331)	(334)
Non-cash portion of restructuring charge (Note 12)	3,161	1,250	—
Impairment of goodwill	—	1,912,840	—
Foreign currency (losses) income	(437)	196	—
Loss on investments and disposal of property and equipment	7,240	15,078	—
Changes in operating assets and liabilities:
Accounts receivable	4,501	(4,640)	(20,976)
Prepaid expenses and other current assets	1,195	7,480	(17,864)
Accounts payable, accrued expenses and other current liabilities	(17,913)	(10,047)	46,180
Deferred revenue	(2,197)	615	2,974
Accrued restructuring	9,973	27,643	—
Other non-current assets and liabilities	15,398	(9,894)	717

Net cash used in operating activities	(65,757)	(119,282)	(122,874)

Cash flows from investing activities:
Purchases of property and equipment	(7,247)	(64,526)	(131,859)
Capitalization of internal-use software	(6,940)	—	—
Purchases of investments	(24,550)	(160,076)	(491,547)
Cash acquired from the acquisition of businesses, net of cash paid	—	—	17,207
Cash paid as contingent purchase price for the acquisition of a business (Note 19)	(6,500)	—	—
Proceeds from sales of property and equipment	327	289	—
Proceeds from sales and maturities of investments	141,001	263,865	290,135

Net cash provided by (used in) investing activities	96,091	39,552	(316,064)

Cash flows from financing activities:
Proceeds from the issuance of 5 1/2% convertible subordinated notes, net of financing costs	—	—	290,200
Payments on capital leases	(1,645)	(1,176)	(753)
Payment on senior subordinated notes	—	—	(2,751)
Proceeds from notes receivable for stock	—	2,693	765
Proceeds from the issuance of common stock upon exercise of stock options and warrants and under employee stock purchase plan	2,807	7,024	32,581

Net cash provided by financing activities	1,162	8,541	320,042

Effects of exchange rate translation on cash and cash equivalents	992	(167)	(528)

Net increase (decrease) in cash and cash equivalents	32,488	(71,356)	(119,424)
Cash and cash equivalents, beginning of year	78,774	150,130	269,554

Cash and cash equivalents, end of year	$111,262	$78,774	$150,130

Supplemental disclosure of cash flows information:
Cash paid for interest	$16,689	$18,044	$443
Cash paid for taxes	—	70	112
Noncash financing and investing activities:
Assets acquired under capital lease obligations and vendor financing	$3,339	$193	$285
Sales of investments in exchange for equity securities	150	1,183	—
Issuances of common stock as bonuses	—	4,262	—
Common stock issued for the acquisition of businesses	—	—	2,958,788
Issuance of common stock in exchange for note receivable	—	—	228

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2002, 2001 and 2000

						Accumulated		Total
	Common Stock		Additional		Notes	Other		Stockholders’
			Paid-in	Deferred	Receivable	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Capital	Compensation	for Stock	Loss	Deficit	(Deficit)	Loss

	(In thousands, except share data)
Balance at December 31, 1999	92,498,525	$925	$374,739	$(29,731)	$(5,907)	$—	$(58,581)	$281,445
Comprehensive loss:
Net loss							(885,785)	(885,785)	$(885,785)
Foreign currency translation adjustment						(452)		(452)	(452)
Unrealized losses on investments						(6,430)		(6,430)	(6,430)

Comprehensive loss:									(892,667)
Issuance of common stock upon the exercise of stock options and warrants	4,818,290	48	28,459					28,507
Issuance of common stock under employee stock purchase plan	181,533	2	4,080					4,082
Interest on notes receivable					(334)			(334)
Repayments of notes receivable					765			765
Issuance of common stock for the acquisition of businesses	10,679,444	107	2,958,909		(228)			2,958,788
Deferred compensation for the grant of stock options and the issuance of restricted common stock	25,498	—	2,584	(2,584)				—
Acceleration of stock option vesting			13,811					13,811
Amortization of deferred compensation				10,002				10,002

Balance at December 31, 2000	108,203,290	1,082	3,382,582	(22,313)	(5,704)	(6,882)	(944,366)	2,404,399
Comprehensive loss:
Net loss							(2,435,512)	(2,435,512)	(2,435,512)
Foreign currency translation adjustment						2		2	2
Unrealized losses on investments						(94)		(94)	(94)
Reclassification of investment losses to net loss						6,459		6,459	6,459

Comprehensive loss:									(2,429,145)
Issuance of common stock upon the exercise of stock options and warrants	1,541,581	15	3,279					3,294
Issuance of common stock under employee stock purchase plan	577,932	6	3,706					3,712
Issuance of common stock for InterVu acquisition (Note 21)	183,645	2	(2)					—
Interest on notes receivable					(331)			(331)
Repayments of notes receivable					2,693			2,693
Deferred compensation for the grant of stock options and the issuance of restricted common stock	5,875,544	59	55,372	(51,151)				4,280
Repurchase and cancellation of restricted stock due to employee terminations	(1,282,675)	(13)	(9,946)	9,956				(3)
Acceleration of stock option and restricted stock vesting			3,715	1,442				5,157
Amortization of deferred compensation				23,178				23,178

Balance at December 31, 2001	115,099,317	1,151	3,438,706	(38,888)	(3,342)	(515)	(3,379,878)	17,234
Comprehensive loss:
Net loss							(204,437)	(204,437)	(204,437)
Foreign currency translation adjustment						482		482	482
Unrealized losses on investments						(104)		(104)	(104)
Reclassification of investment losses to net loss						119		119	119

Comprehensive loss:									$(203,940)

Issuance of common stock upon the exercise of stock options	2,133,400	21	687					708
Issuance of common stock under employee stock purchase plan	1,244,217	13	2,086					2,099
Interest on notes receivable					(131)			(131)
Deferred compensation for the grant of stock options and the issuance of restricted common stock	275,000	3	2,931	(288)				2,646
Repurchase and cancellation of restricted stock due to employee terminations	(1,091,680)	(11)	(9,772)	8,342				(1,441)
Payment of contingent purchase price for InterVu acquisition (Note 19)			(6,500)					(6,500)
Acceleration of stock option and restricted stock vesting			296	2,852				3,148
Amortization of deferred compensation				18,087				18,087

Balance at December 31, 2002	117,660,254	$1,177	$3,428,434	$(9,895)	$(3,473)	$(18)	$(3,584,315)	$(168,090)

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides secure e-business infrastructure services and software. These services and software are designed to enable enterprises to extend and control their e-business infrastructure while ensuring superior performance, reliability, scalability and manageability. Akamai’s globally distributed platform comprises more than 13,000 servers in more than 1,100 networks in 66 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing e-business infrastructure services and software.

      The consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.	Summary of Significant Accounting Policies:

Use of Estimates

      The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions about the carrying amounts of reported assets and liabilities and related disclosures. Actual results could differ from those estimates. Significant estimates used in these financial statements include, but are not limited to, accounting for long-term contracts, allowance for doubtful accounts, restructuring reserves, contingencies, amortization and impairment of intangibles, goodwill, and capitalized software, depreciation and impairment of property and equipment, deferred tax assets and other-than-temporary loss on investments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

      The Company has incurred net losses and negative cash flows since inception. The Company’s cash used in operations for the year ended December 31, 2002 was $65.8 million, and the Company had accrued restructuring costs, primarily related to vacated facilities, of $37.6 million at December 31, 2002. The Company’s cash, cash equivalents, marketable securities and restricted marketable securities at December 31, 2002 were $125.2 million. The Company believes that its existing cash, cash equivalents, marketable securities and restricted marketable securities will be sufficient to meet its working capital, capital expenditure and restructuring requirements for at least the next 24 months. If, however, the demand for the Company’s services and software does not increase, the Company will incur additional losses and negative cash flows which could be significant.

Revenue Recognition

      Akamai primarily derives revenue from recurring services sold to customers under long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage. The contract provides for the rate at which the customer must pay for actual usage above the monthly minimum. For these services, Akamai recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage exceed the monthly minimum, Akamai recognizes revenue for that excess in the period of the usage. The Company charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement, which is generally the term of the contract. The Company also derives revenue from services sold as discrete events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company periodically enters into multi-element service arrangements. When the Company enters into such arrangements, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value for the separate element. For example, objective evidence of fair value would include the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period. For all multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the related service period.

      The Company licenses software under perpetual and term license agreements. The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” As prescribed by this guidance, the Company applies the residual method of accounting. The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by vendor specific objective evidence (“VSOE”) of fair value, is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met.

      The Company sells its services through a reseller channel. Assuming all other revenue recognition criteria are met, the Company recognizes revenue from reseller arrangements based on the resellers’ contracted non-refundable minimum purchase commitments over the term of the contract, plus amounts sold by the resellers to their customers in excess of the minimum commitments.

      Akamai recognizes revenue from fixed-fee arrangements and software arrangements that require significant customization or modification using the percentage-of-completion method in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and with the applicable guidance provided by the American Institute of Certified Public Accountants SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” based on the percentage of cost incurred to date compared to the estimated total cost to complete the project. The impact of any change in estimate is recorded prospectively from the date of the change. At the outset of a fixed-fee arrangement, if the Company is not able to estimate the total cost-to-complete, the Company accounts for the arrangement using the completed-contract method of accounting. Under this method, the Company recognizes revenue when the contract is complete and there are no remaining costs or deliverables. In the event that the estimated total cost on a fixed-fee contract indicates a loss, the Company will record the loss immediately.

      From time to time, the Company enters into contracts to sell its services or license its technology with enterprises at or about the same time that it enters into contracts to purchase products or services from the same enterprise. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor, unless the fair value to the Company of the vendor’s product or service can be established objectively.

      The Company may from time to time resell licenses or services of third parties. The Company records revenue for these transactions when the Company has risk of loss related to the amounts purchased from the third party and the Company adds value to the license or service, such as by providing maintenance or support for such license or service. If these conditions are present, the Company recognizes revenue when all other revenue recognition criteria are satisfied.

Cost of Revenue

      Cost of revenue consists primarily of fees paid to network providers for bandwidth and for housing servers in third-party network data centers. Cost of revenue also includes network operation employee costs, network

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

storage costs, cost of professional services, cost of licenses, depreciation on network equipment used to deliver the Company’s services, amortization of network-related internal-use software, and costs for the production of live events. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts generally commit Akamai to pay minimum monthly fees plus additional fees for bandwidth usage above the contracted level. In some circumstances, Internet service providers (“ISPs”) make available to Akamai rack space for the Company’s servers and access to their bandwidth at discounted or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Akamai server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of Akamai’s servers nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

Equity-Related Compensation

      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Akamai applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through disclosure only for stock-based awards issued to employees. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

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

(c) the intrinsic value of stock options or restricted stock issued as equity bonus awards; and

(d) the fair value of equity awards issued to non-employees; and

(e) equity awards that require variable accounting

      The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock options issued to employees under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(204,437)	$(2,435,512)	$(885,785)
Stock-based employee compensation included in reported net loss	21,151	31,391	25,618
Total stock-based employee compensation expense determined under fair value method for all awards	(52,110)	(132,955)	(93,646)

Pro forma net loss	$(235,396)	$(2,537,076)	$(953,813)

Basic and diluted net loss per share:
As reported	$(1.81)	$(23.59)	$(10.07)
Pro forma	(2.09)	(24.58)	(10.84)

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Stock Options:
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate (%)	3.8	4.0	5.1
Expected volatility (%)	132.0	150.0	150.0
Dividend yield (%)	—	—	—
Weighted average grant date fair value of options granted at market value	$1.91	$8.72	$64.12
Weighted average grant date fair value of options granted at below market value	$2.24	$11.56	—

Research and Development Costs

      Research and development costs consist primarily of salaries and related personnel costs for the design, deployment, testing, operation and enhancement of the Company’s services and network. Costs incurred in the development of the Company’s services are expensed as incurred, except certain software development costs eligible for capitalization. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined by SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the general release of the software. To date, the Company’s development of software to be sold externally has been completed concurrently with the establishment of technological feasibility and, accordingly, all associated costs have been charged to expense as incurred in the accompanying consolidated financial statements.

      Costs incurred during the application development stage of internal-use software projects are capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include payroll and payroll-related costs for employees in the Company’s development and information technology groups who are directly associated with and who devote time to the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization of the asset commences when the software is complete and placed in service. Costs incurred during the planning, training and post implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

Concentrations of Credit Risk and Fair Value of Financial Instruments

      The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The fair value and carrying value of the Company’s 5 1/2% convertible notes were approximately $133.9 million and $300.0 million, respectively, as of December 31, 2002. Akamai’s cash, cash equivalents and marketable securities are held with financial institutions that the Company believes to be of high credit standing. Akamai’s customer base consists of a large number of geographically dispersed customers diversified across several industries. For the years ended December 31, 2002 and 2001, no customers accounted for more than 10% of total revenue. For the year ended December 31, 2000, one customer accounted for 12% of total revenue. As of December 31, 2002 and 2001, no customer had an accounts receivable balance outstanding

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more than 10% of total accounts receivable. As a result, concentration of credit risk related to accounts receivable is not significant.

Income Taxes

      The Company’s provision for income taxes is comprised of a current and a deferred provision. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected enacted tax rates in effect in the years during which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Advertising Expense

      The Company recognizes advertising expense as incurred. The Company acquired a prepaid advertising contract as a result of its acquisition in April 2000 of InterVu, Inc. (Note 19). The prepaid asset has been fully amortized to advertising expense in the amount of $5.6 million, $5.6 million and $7.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company recognized total advertising expense of $7.5 million, $5.6 million and $24.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Foreign Currency Translation

      Akamai has determined that the functional currency of its foreign subsidiaries is the subsidiary’s local currency. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date and revenues and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive loss. Gains and losses on inter-company transactions are recorded in operating expenses and have not been material for the periods presented.

Cash, Cash Equivalents and Marketable Securities

      Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at amortized cost, which approximates fair value.

      Short-term marketable securities consist of high quality corporate and government securities with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet, and equity investments in publicly-traded companies. Long-term marketable securities consist of high quality corporate and government securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to use.

      The Company classifies all debt securities and equity securities with readily determinable market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as marketable securities on the consolidated balance sheet and are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive loss. Investments in the securities of private companies are initially carried at cost. These investments are included in other long-term assets on the consolidated balance sheet. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through loss on investments on the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of related lease terms or their estimated useful lives. Property and equipment acquired under capital leases are depreciated over the shorter of the related lease terms or the useful lives of the assets. The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted on January 1, 2002, the Company has reclassified the balance of unamortized assembled workforce intangible assets to goodwill as of January 1, 2002. The Company has performed an impairment test of goodwill as of January 1, 2002 and 2003. These tests did not result in an impairment to goodwill, see Note 7. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of January 2002. Other intangible assets consist of completed technology and trademarks and trade names arising from the acquisition of businesses and acquired license rights. These intangible assets are amortized using the straight-line method over their estimated useful lives.

Impairment of Other Long-Lived Assets

      Long-lived assets are reviewed for impairment under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, a change in the Company’s market capitalization, facility closure, or work-force reductions, indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset.

Restructuring Charges

      A restructuring liability is recorded by the Company when a one-time benefit arrangement is communicated to an employee who is involuntarily terminated as part of a company-wide reorganization and the amount of the termination benefit is known, provided that the employee is not required to render future services in order to receive the termination benefit.

      The Company has recorded restructuring expenses and liabilities when its management approves and commits the Company to a plan to exit a facility lease, the plan specifically identifies the actions to be taken and the actions are scheduled to begin soon after management approves the plan. Beginning in 2003, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company will record a restructuring liability, discounted at the appropriate rate, for facility leases only when the space is both vacated and all actions needed to make the space readily available for sublease have been completed. The Company records restructuring liabilities for estimated costs to terminate a facility lease before the end of its contractual term or for estimated costs that will continue to be incurred under the lease for its remaining term when there is no economic benefit to the Company, less an estimate of sublease income.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective in January 2003. SFAS No. 143 addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is assessing the potential impact that the adoption of SFAS No. 143 will have on its consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds several statements, including SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS No. 145 was effective in May 2002, except for the rescission of SFAS No. 4, which became effective in January 2003. The adoption of SFAS No. 145 has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, and the adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

      In November 2002, the EITF reached a consensus on Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their fair value. The guidance on this issue is effective for revenue arrangements entered into after June 30, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its consolidated financial statements.

      In November 2002, the FASB issued Interpretation 45, (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact that the initial recognition and measurement provisions of FIN 45 will have on its consolidated financial statements. The disclosure provisions of FIN 45 are effective for this annual report on Form 10-K. Accordingly, the Company has included a discussion of its guarantees in Note 10 to the consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 require the Company to provide additional disclosures of equity-related compensation in its consolidated financial statements, including this annual report on Form 10-K.

      In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” The interpretation addresses consolidation of variable interest entities that have the following characteristics: The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact that FIN 46 will have on its consolidated financial statements.

3.	Net Loss per Share:

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the year, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, warrants, unvested restricted common stock, contingently issuable common stock and convertible notes.

      The following table sets forth the components of potential common stock excluded from the calculation of diluted net loss per share because their inclusion would be antidilutive:

	Year Ended December 31,

	2002	2001	2000

Stock options	15,675,605	12,773,601	16,161,223
Warrants	1,046,737	1,052,694	1,052,694
Unvested restricted common stock	1,449,777	6,254,418	10,783,481
Contingently issuable stock (Note 19)	—	1,683,502	474,777
Convertible notes (Note 11)	2,598,077	2,598,077	2,598,077

4.	Accumulated Other Comprehensive Loss:

      Comprehensive loss for all periods is equal to net loss adjusted for unrealized gain and losses on investments and foreign currency translation adjustments. Accumulated other comprehensive loss as of December 31, 2002 and 2001, respectively, consisted of (in thousands):

	December 31,

	2002	2001

Unrealized loss on investments	$(50)	$(66)
Foreign currency translation adjustments	32	(449)

Total accumulated other comprehensive loss	$(18)	$(515)

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Marketable Securities and Investments:

      The following is a summary of marketable securities held by the Company at December 31, 2002 (in thousands):

		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$2,964	$—	$—	$2,964
Municipal obligations	10,437	4	—	10,441
Equity securities	557	—	54	503

	$13,958	$4	$54	$13,908

      The following is a summary of marketable securities held by the Company at December 31, 2001 (in thousands):

		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$130	$—	$—	$130
Municipal obligations	4,750	—	—	4,750
Commercial paper	31,621	4	—	31,625
U.S. corporate debt securities	77,708	60	—	77,768
U.S. government obligations	15,794	—	11	15,783
Equity securities	1,800	—	119	1,681

	$131,803	$64	$130	$131,737

      Available-for-sale securities by contractual maturity were as follows (in thousands):

	December 31,

	2002	2001

Due in one year or less	$13,405	$112,225
Due after one year through five years	—	17,831

	$13,405	$130,056

      For the year ended December 31, 2002, the Company recorded loss on investments of $6.1 million, including $4.1 million of net investment losses for investments in related parties. Loss on investments during 2002 includes a loss of $4.3 million for the Company’s investment in Netaxs, Inc. (“Netaxs”), a related party, which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002. Loss on investments also includes a related party investment gain of $400,000 on the Company’s sale of its equity ownership in Akamai Technologies Japan KK to Softbank Broadband Corporation (Note 18).

      In addition, during 2002 the Company recorded losses of $1.4 million, including $150,000 for a related party investment, to adjust the cost basis of its equity investments in publicly-traded companies to fair value as a result of reductions in the market values of such investments that, in the opinion of management, were other-than-temporary. During 2002, the Company also recorded a loss of $960,000 to adjust the carrying amount of its investment in a privately-held company to its estimated fair value. Akamai estimated the realizable value of the investment based on the recent market capitalization of publicly traded companies in the investee’s industry. Loss on investments in 2002 also included approximately $149,000 of realized investment gains.

      For the year ended December 31, 2001, loss on investments includes $10.2 million to adjust the cost basis of investments to fair value, a realized loss of $2.8 million on the sale of an equity holding in a private company and $2.0 million of related party losses on investments accounted for under the equity method.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, $13.4 million of the Company’s marketable securities, of which $10.2 million are classified as long-term and $3.2 million are classified as short-term, are restricted by irrevocable letters of credit issued in favor of third-party beneficiaries. These restrictions lapse as the Company fulfills its obligations under the letters of credit.

6.	Property and Equipment:

      Property and equipment consists of the following (in thousands):

	December 31,
			Estimated Useful
	2002	2001	Lives in Years

Computer and networking equipment	$173,017	$188,569	2-3
Software	29,457	29,630	3
Furniture and fixtures	5,518	7,064	5
Office equipment	4,245	4,604	3
Leasehold improvements	4,540	12,735	5-7
Production equipment	1,613	1,758	3
Internal-use software	6,940	—	2

	225,330	244,360
Accumulated depreciation and amortization	(162,171)	(112,123)

	$63,159	$132,237

      Depreciation and amortization expense on property and equipment for the years ended December 31, 2002, 2001 and 2000 was $78.5 million, $73.8 million and $35.6 million, respectively. During the year ended December 31, 2002, the Company accelerated the amortization of leasehold improvements at its headquarters facility located in Cambridge, Massachusetts, as a result of the move to a new facility. The change in the useful lives of these assets resulted in an increase to depreciation expense of $5.0 million for the year ended December 31, 2002. During the year ended December 31, 2001, the Company changed the estimated useful lives of its internal use computers from 3 to 2 years. The impact of the change in useful lives resulted in an increase to depreciation expense of $2.4 million in 2001.

      During the years ended December 31, 2002 and 2001, as a result of restructuring actions undertaken by the Company, the Company impaired approximately $3.2 million and $1.3 million, respectively, of leasehold improvements and furniture and fixtures. The Company recorded these impairments as non-cash restructuring charges (Note 12). In addition, during the year ended December 31, 2002, the Company recorded an impairment charge of $979,000, which is included in depreciation expense, for certain excess or obsolete long-lived assets, consisting of computer and network equipment, furniture and fixtures and licensed software.

      The Company had equipment acquired under capital leases as follows (in thousands):

	December 31,
			Estimated Useful
	2002	2001	Lives in Years

Office equipment	$1,056	$1,056	3
Computer and networking equipment	3,339	—	3
Accumulated depreciation	(1,851)	(437)

	$2,544	$619

      During the year ended December 31, 2002, the Company capitalized $7.2 million of payroll and payroll-related costs for the development and enhancement of internal-use software applications in accordance with SOP 98-1. The internal-use software is used by the Company primarily to operate and monitor its deployed network and deliver its services. The $7.2 million of capitalized costs represents $174,000, $6.3 million and

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$732,000 of costs for employees which would have been included in the cost of revenue, research and development and general and administrative expense categories, respectively, of the statement of operations. The Company impaired $285,000 of in-process internal-use software previously capitalized for projects that were cancelled, in part due to a reduction in the Company’s engineering staff in the fourth quarter of 2002. These impairments are recorded in research and development expense. The Company amortizes completed internal-use software over an estimated life of two years. As of December 31, 2002, the Company had amortized approximately $932,000 of capitalized software costs. No costs were capitalized in 2001 or 2000.

7.	Goodwill and Other Intangible Assets:

      The Company acquired goodwill and other intangible assets through business acquisitions during the year ended December 31, 2000. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value.

      During the first quarter of 2001, the Company reviewed goodwill and other long-lived assets for impairment under the guidance of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company considered several factors in determining whether an impairment may have occurred, including the Company’s market capitalization compared to its book value, the overall business climate and recent estimates for operating results of acquired businesses. A review of these factors as of March 31, 2001 indicated that an impairment assessment was required for long-lived assets of acquired businesses. The Company grouped all long-lived assets for acquired businesses, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks associated with the acquired businesses. As a result of this analysis, the Company recorded an impairment charge of $1,912.8 million during the first quarter of 2001 to adjust the carrying amount of goodwill arising from the acquisitions of Network24 Communications, Inc. (“Network24”) and InterVu to its fair value as of March 31, 2001.

      The Company adopted SFAS No. 142 in January 2002. Prior to the adoption of SFAS No. 142, the carrying amount of goodwill was $4.0 million. In accordance with the provisions of SFAS No. 142, the Company reclassified its assembled workforce intangible assets of approximately $1.0 million to goodwill. SFAS No. 142 requires the Company to test goodwill for impairment at least annually. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2002 and 2003 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2002 and 2003. The fair value on January 1, 2002 and 2003 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment on January 1, 2004. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of January 1, 2002.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles reported net loss to adjusted net loss, which excludes amortization of goodwill and assembled workforce, for the years ended December 31, 2001 and 2000 (in thousands except loss per share amounts), as if the non-amortization provisions of SFAS No. 142 had been adopted by the Company as of the beginning of each year:

	For the Year Ended
	December 31,

	2001	2000

Reported net loss	$(2,435,512)	$(885,785)
Goodwill amortization	237,317	663,515
Assembled workforce amortization	7,235	4,207

Adjusted net loss	$(2,190,960)	$(218,063)

Reported net loss per share	$(23.59)	$(10.07)
Goodwill amortization per share	2.30	7.54
Assembled workforce amortization per share	0.07	0.05

Adjusted net loss per share	$(21.22)	$(2.48)

      Prior to the adoption of SFAS No. 142, the Company’s other intangible assets consisted of completed technology, trademarks and trade names, assembled workforce and acquired license rights. In 2002, the Company reclassified assembled workforce to goodwill and concluded that the remaining intangible assets had definite useful lives equivalent to their original useful lives. During the first quarter of 2002, the Company discontinued the sales of a service line that utilized technology acquired from Network24 in February 2000 and recorded an impairment loss of $2.3 million to adjust the intangible assets related to the Network24 technology to their fair value. The impairment loss was included in amortization of other intangible assets.

      Other intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(24,890)	$1,879
Trademarks and trade names	4,527	(4,220)	307
Acquired license rights	490	(203)	287

Total	$31,786	$(29,313)	$2,473

	December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$28,683	$(16,670)	$12,013
Trademarks and trade names	4,925	(2,871)	2,054
Acquired license rights	490	(154)	336
Assembled workforce	12,411	(11,442)	969

Total	$46,509	$(31,137)	$15,372

      Amortization expense for other intangible assets was $11.9 million, $18.5 million and $12.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense is expected to be $2.2 million in 2003 and $50,000 in each year thereafter through 2008.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Assets:

      Other assets declined by $16.7 million from $24.1 million as of December 31, 2001 to $7.4 million as of December 31, 2002 primarily as a result of $6.0 million in sales and impairments of long-term investments, $9.3 million attributable to the liquidation and reduction of long-term refundable deposits related to terminated real estate leases (Note 12) and $1.4 million for the amortization of deferred financing costs related to the Company’s convertible notes (Note 11).

9.	Accrued Expenses:

      Accrued expenses consists of the following (in thousands):

	December 31,

	2002	2001

Payroll and benefits	$7,957	$11,679
Interest	8,250	8,250
Settlements and judgments (Note 10)	6,264	2,701
Property, use and other taxes	11,740	10,398
Other	2,851	3,208

Total	$37,062	$36,236

10.	Commitments, Contingencies and Guarantees:

Operating and Capital Leases

      The Company leases its facilities and certain equipment under non-cancelable operating leases. These operating leases expire at various dates through August 2010 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. In June 2002, the Company entered into a real property lease agreement, which expires in May 2009, for its new corporate headquarters in Cambridge, Massachusetts. The Company also leases certain equipment under capital leases, which expire at various dates through June 2005. The minimum aggregate future obligations under non-cancelable leases as of December 31, 2002 are as follows (in thousands):

		Capital Leases
	Operating	(including
	Leases	vendor financing)

2003	$15,108	$1,263
2004	14,461	882
2005	12,811	292
2006	10,388	—
2007	10,725	—
Thereafter	26,288	—

Total	$89,781	2,437

Less: interest		224

Total principal obligations		2,213
Less: current portion		1,207

Non-current portion of principal obligations		$1,006

      Rent expense for the years ended December 31, 2002, 2001 and 2000 was $9.6 million, $14.4 million and $9.5 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The contracted amounts payable to the Company by these

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sublease tenants are approximately $656,000 and $204,000 for the years ending December 31, 2003 and 2004, respectively.

      The Company has issued letters of credit in the amount of $10.2 million related to certain of its real estate leases. These letters of credit are collateralized by marketable securities that have been restricted as to use (Note 5). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease.

Purchase Commitments

      The Company has long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. For the years ending December 31, 2003, 2004 and 2005, the minimum commitments are approximately $12.5 million, $4.8 million and $1.2 million, respectively. The Company had aggregate equipment purchase commitments of approximately $500,000 as of December 31, 2002.

Litigation

      In January 2000, a former employee of InterVu filed an action against InterVu alleging that InterVu had breached two restricted stock purchase agreements by failing to deliver certain shares of stock after the employee’s resignation. The plaintiff sought specific performance and monetary damages. In April 2001, the court ruled in favor of the plaintiff. The court assessed damages against the Company in the amount of $1.9 million. As of December 31, 2002, the Company had accrued for the loss and had placed $2.5 million, which includes interest, into an escrow account pending the appeal. In January 2003, the Company paid the $2.5 million, including interest, required by the judgment.

      In June 2001, a former employee filed an employment-related lawsuit with multiple claims against the Company. The plaintiff sought monetary damages. In February 2003, the Company settled the matter for a sum of $3.6 million, of which $1.8 million will be reimbursed by the Company’s insurance carrier. As of December 31, 2002, the Company included $3.6 million in accrued expenses, $1.8 million in current assets and recorded the net amount of $1.8 million as general and administrative expenses.

      Between July 2, 2001 and August 31, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. The Company has not accrued any amounts related to these lawsuits because the range of potential loss is not yet considered probable.

      In June 2002, the Company filed suit against Speedera Networks, Inc. (“Speedera”), in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In October 2002, Speedera filed a cross-claim against the Company seeking monetary damages and injunctive relief and alleging that Akamai engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. The Company has not accrued any amounts related to the cross-claim because the range of potential loss is not yet considered probable.

      In July 2002, Cable and Wireless Internet Services (“C&W”), formerly known as Digital Island, filed suit against the Company in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a C&W patent issued in that month. C&W is seeking a preliminary injunction restraining the Company from offering services that infringe such patent. Subsequently, in August 2002, C&W filed a suit against the Company in the United States District Court for the Northern District of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California alleging that certain Akamai services infringe a second C&W patent. The Company has not accrued any amounts related to this litigation because the potential loss is not yet considered probable.

      In September 2002, Teknowledge Corporation (“Teknowledge”), filed a lawsuit in the United States District Court for the District of Delaware against Akamai, C&W and Inktomi Corporation alleging that certain services offered by each company infringe a Teknowledge patent relating to automatic retrieval of changed files by a network software agent. The Company has not recorded a liability related to this lawsuit because the range of potential loss is not yet considered probable.

      In November 2002, the Company filed suit against Speedera in federal court in Massachusetts for violation of a patent held by Akamai. In January 2003, Speedera filed a counterclaim in this case alleging that Akamai has infringed a patent that was recently issued to Speedera. The Company has not recorded a liability related to the counterclaim because the potential loss is not yet considered probable.

Obligations under Guarantees:

      The Company has identified the guarantees described below as disclosable in accordance with FIN 45. As of December 31, 2002, the Company had not accrued a liability for any guarantee identified below because the likelihood of incurring a payment obligation under these guarantees is remote. For all guarantees issued or modified after December 31, 2002, the Company will record a liability for the fair value of the guarantee, if any.

      As permitted under Delaware law, the Company’s Certificate of Incorporation provides that Akamai indemnify its officers and directors for certain events or occurrences that happen by reason of the fact that the officer or director is, was or has agreed to serve as an officer or director of the Company. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid.

      The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Akamai’s business partners or customers, in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party arising from use of the Company’s services or arising from the Company’s gross negligence, willful misconduct or violation of the law (provided that there is not gross or willful misconduct on the part of the other party) with respect to Akamai’s services or products. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and limits the Company’s exposure. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

      The Company acquired all of the stock of three companies in 2000. As part of those acquisitions, the Company assumed the liability for undisclosed claims and losses. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

      The Company leases space in certain buildings, including its corporate headquarters building, under operating leases. The Company has standard indemnification arrangements under those leases that require it to indemnify the landlord against losses, liabilities and claims incurred in connection with the premises covered by the Company leases, its use of the premises, property damage or personal injury and breach of the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease agreement, as well as occurrences arising from the Company’s negligence or willful misconduct. The Company also subleases certain space and agrees to indemnify the sublessee for losses caused by the Company’s employees on the premises. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

      The Company entered into three joint ventures in 2001 and 2002. The terms of the joint venture agreements generally provide that the Company indemnify the joint venture partner against property damage or bodily injury arising from the Company’s negligence or willful misconduct; against third party claims of copyright infringement or trade secret theft associated with the software or marks licensed by the partner; and against losses arising from any breach by the Company of its representations and warranties. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

      The Company leases certain equipment under leases that require it to indemnify the lessor against losses, liabilities and claims in connection with the lease agreement, possession or use of the leased equipment, and in some cases certain tax issues. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

      The Company licenses technology to certain third parties under license agreements that provide for Akamai to indemnify the third parties against claims of patent and copyright infringement. This indemnity does not apply in the case where the licensed technology has been modified by the third party or combined with other technology, hardware, or data that the Company has not approved. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

      The Company licenses technology from third parties under agreements that contain standard indemnification provisions that require the Company to indemnify the third party against losses, liabilities and claims arising from the Company’s unauthorized use or modification of the licensed technology. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

11.	Convertible Notes:

      In June 2000, Akamai issued $300.0 million of 5 1/2% Convertible Subordinated Notes due July 1, 2007 (the “Convertible Notes”) for aggregate net proceeds of approximately $290.2 million (net of underwriting fees and other offering expenses of $9.8 million). The Convertible Notes are convertible at any time into the Company’s common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of Convertible Notes), subject to adjustment in certain events. The Company may redeem the Convertible Notes on or after July 3, 2003, at the Company’s option. In the event of a change of control, Akamai may be required to repurchase all or a portion of the Convertible Notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the Convertible Notes

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

began to accrue as of the issue date and is payable semiannually on January 1 and July 1 of each year, commencing on January 1, 2001. The Convertible Notes are unsecured obligations and are subordinated to all existing and future senior indebtedness of Akamai. Deferred financing costs of $9.8 million, including underwriting fees and other offering expenses, for the Convertible Notes are being amortized over the term of the notes. Amortization of deferred financing costs was approximately $1.4 million for each of the years ended December 31, 2002 and 2001, and $740,000 for the year ended December 31, 2000.

12.	Restructurings and Lease Terminations:

      The Company recorded restructuring charges of $45.8 million for the year ended December 31, 2002. These charges included $3.6 million for employee severance benefit costs and $42.2 million for the actual and estimated termination and modification costs for excess facility leases, less estimated sublease income. During the year ended December 31, 2001, the Company recorded restructuring charges of $40.5 million. These charges included $5.1 million for severance benefit costs and $35.4 million for facility leases.

      During the year ended December 31, 2001, management approved an exit plan with respect to excess and vacant facilities under long-term non-cancelable leases. The Company recorded a restructuring charge of $34.1 million for the estimated amount of future lease payments and termination fees, less estimated sublease income, for these facilities. The Company also impaired $1.3 million of leasehold improvements located at these facilities. The impairment was recorded as a non-cash restructuring charge.

      In 2002, the Company terminated its facility leases for 500 and 600 Technology Square in Cambridge, Massachusetts, for total costs of $15.9 million, including brokerage and legal fees. Termination costs were settled using cash and refundable deposits. The accrued liabilities for these leases totaled $7.9 million. Accordingly, the Company recorded an additional restructuring charge of $8.0 million for the difference between the actual termination costs and the amount previously accrued. The Company is currently negotiating with the landlord of a facility, vacated by the Company, to modify Akamai’s lease. The contractual lease term for the facility is through 2010. As of December 31, 2002, contractual future lease obligations for this facility were $56.0 million. The Company believes that it is probable that it will reach agreement with the landlord to modify the lease for an amount less than the total contractual amount. As a result, during the year ended December 31, 2002, the Company recorded a restructuring charge of $29.3 million, representing the difference between the amount payable for the anticipated cost to the modified lease agreement and the previously recorded restructuring liability for the facility. Also during 2002, the Company impaired leasehold improvements and furniture and fixtures related to vacated facilities in the amount of $3.2 million.

      In October 2002, the Company announced an enterprise-wide workforce reduction. Approximately 200 employees from all areas of the Company were included in the reduction. The Company recorded $3.6 million as a restructuring charge for the amount of one-time benefits provided to affected employees. As of December 31, 2002, the Company had paid substantially all of the severance liability related to this restructuring. For the year ended December 31, 2001, approximately 400 employees from all areas of the Company were included in work-force reductions. The Company recorded $5.1 million as a restructuring charge for the amount of one-time benefits provided to affected employees.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the accrual and usage of the restructuring charges (in millions):

		Long-Lived
	Leases	Assets	Severance	Total

Total charge	$34.1	$1.3	$5.1	$40.5
Cash payments	(6.5)	—	(5.1)	(11.6)
Non-cash items	—	(1.3)	—	(1.3)

Ending balance, December 31, 2001	27.6	—	—	27.6
Total charge	39.0	3.2	3.6	45.8
Cash payments	(29.1)	—	(3.5)	(32.6)
Non-cash items	—	(3.2)	—	(3.2)

Ending balance, December 31, 2002	37.5	$—	0.1	37.6
Current portion of accrued restructuring	$23.5		$0.1	$23.6

Long-term portion of accrued restructuring	$14.0			$14.0

      The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors. In the event that these real estate leases are terminated at a higher or lower cost than the amount accrued as of December 31, 2002, the Company will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

13.	Rights Plan and Series A Junior Participating Preferred Stock:

      On September 10, 2002, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2002.

14.	Stockholders’ (Deficit) Equity:

Common Stock

      Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2002, the Company had reserved approximately 24.8 million shares for issuance of common stock under its Employee Stock Purchase Plan and upon the exercise of options and warrants.

Notes Receivable for Stock

      In 1999, in connection with the issuance of restricted common stock, the Company received full recourse notes from its Chief Executive Officer, President, former Chief Financial Officer, and Vice President of Business Development in the amounts of $1,980,000, $500,000, $2,620,000 and $624,000, respectively. The notes bore a rate of interest between 5.3% and 6.1% per annum. In 2000, the Company acquired a note receivable from an officer of an acquired business in the amount of $228,000 as a result of the acquisition. This note was paid in full in 2000. The notes issued by the Chief Executive Officer and President were paid in full in 2001. On December 31, 2001, the notes issued by the Vice President of Business Development and the former Chief Financial Officer were each amended and replaced with new full recourse notes in the amounts of $721,000 and $2,619,750, respectively (together, the “Replacement Notes”). The Replacement Notes bear interest at a rate of 4.0% per annum and are payable in full by July 23, 2009. Payment obligations on the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Replacement Notes may be accelerated at the option of the Company if the maker ceases to be employed by the Company for any reason. In November 2002, the Company’s Chief Financial Officer terminated his employment with Akamai, and the Company chose not to exercise right to accelerate payment of his Replacement Note. Shares of common stock purchased with these Replacement Notes are subject to variable accounting until the Replacement Note is paid in full. No variable accounting charges have been recorded to date.

15.	Stock Plans:

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

      Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan and the 2001 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the board of directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting is typically four years and is at the discretion of the board of directors. The term of options granted might not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the voting stock of the Company.

      Restricted stock awards may be issued under the 1998 Plan to directors, officers, advisors and employees at prices determined by the Compensation Committee. Participants’ unvested shares are subject to repurchase by the Company at the original purchase price for between two and four years. Generally, 25% of the shares vest between six months and one year of the date of purchase and, thereafter, the remaining shares vest on a quarterly basis through the fourth anniversary date of purchase. As of December 31, 2002, the Company had the right to repurchase up to 1,449,777 unvested shares at original purchase prices ranging from $0.00 to $2.50 per share.

      The Company has assumed certain stock option plans and the outstanding stock options of companies that it has acquired (“Assumed Plans”). Stock options under the Assumed Plans have been converted into the Company’s stock options and adjusted to effect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Stock options under the Assumed Plans generally vest over four years and expire ten years from the date of grant. No additional stock options will be granted under the Assumed Plans.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of restricted stock award activity under the 1998 Plan for the years ended December 31, 2000, 2001 and 2002 is presented below:

		Weighted Average
	Shares	Purchase Price

Restricted Stock Awards Under 1998 Plan
Outstanding at December 31, 1999	13,103,200	$0.21
Issued during 2000	5,040	0.04

Outstanding at December 31, 2000	13,108,240	0.21
Issued during 2001	5,875,544	0.04
Repurchased and retired	(1,282,675)	0.01

Outstanding at December 31, 2001	17,701,109	0.34
Issued during 2002	275,000	0.00
Repurchased and retired during 2002	(1,091,680)	0.01

Outstanding at December 31, 2002	16,884,429	0.36

Vested restricted common stock at December 31, 2002	15,434,652	0.39

      There were 31,282,100 and 20,458 shares of restricted common stock issued outside of the 1998 Plan during the period between inception and December 31, 1998 and the twelve months ended December 31, 2000, respectively. These shares were fully vested as of December 31, 2002.

      A summary of stock option award activity under the 1998 and 2001 Plans for the years ended December 31, 2000, 2001 and 2002 is presented below:

		Weighted Average
	Shares	Share Price

Stock Option Awards
Outstanding at December 31, 1999	14,417,000	$7.43
Granted and assumed in business combinations	8,541,000	65.33
Exercised during 2000	(3,940,000)	8.00
Forfeited during 2000	(2,857,000)	41.81

Outstanding at December 31, 2000	16,161,000	31.73
Granted during 2001	9,253,000	9.27
Exercised during 2001	(1,542,000)	15.75
Forfeited during 2001	(11,098,000)	42.62

Outstanding at December 31, 2001	12,774,000	9.45
Granted during 2002	12,022,000	1.98
Exercised during 2002	(2,133,000)	0.33
Forfeited during 2002	(6,987,000)	9.80

Outstanding at December 31, 2002	15,676,000	4.81

      As of December 31, 2000, options to purchase 2,442,000 shares of commons stock were exercisable at a weighted average price of $16.93. As of December 31 2001, options to purchase 3,066,000 shares of common stock were exercisable at a weighted average exercise price of $12.47. During the years ended December 31, 2002 and 2001, the Company granted 1,409,000 and 332,000, respectively, options to purchase common stock with exercise prices below market value on the date of grant. The weighted average exercise price of these

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options in 2002 and 2001 was $0.47 and $2.37, respectively. The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding			Exercisable

		Weighted Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Range of	Options	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Outstanding	(in years)	Price	Options	Price

$ 0.01- 1.00	3,266,346	6.4	$0.71	1,450,684	$0.51
1.12- 1.65	3,758,244	9.8	1.51	48,437	1.26
2.27- 2.98	2,177,655	4.6	2.34	338,223	2.53
3.14- 4.52	1,771,381	8.5	4.34	144,488	4.21
5.10- 6.35	2,408,229	7.8	5.15	1,038,771	5.15
8.13- 13.12	1,051,976	6.1	11.73	724,999	12.16
15.22- 36.19	1,111,645	5.4	18.10	844,665	17.60
39.44- 85.00	122,606	6.1	69.27	81,248	68.96
93.94-211.50	7,523	6.1	168.82	5,412	165.46

0.01-211.50	15,675,605	7.3	4.81	4,676,927	8.08

Employee Stock Purchase Plan

      In August 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (“1999 ESPP”). The Company reserved 600,000 shares of common stock for issuance under the 1999 ESPP. In May 2001, the Company approved an increase to the amount of shares reserved for issuance under the 1999 ESPP to 3,100,000. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1.5 million shares, provided that the aggregate number of shares issuable under the 1999 ESPP shall not exceed 20.0 million. The 1999 ESPP allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. As of December 31, 2002, approximately $193,000 had been withheld from employees for future purchases under the 1999 ESPP.

Equity-Related Compensation

      For the years ended December 31, 2002, 2001 and 2000, the Company recorded equity-related compensation of $21.2 million, $31.5 million and $26.1 million, respectively. These amounts are included in the consolidated statement of operations as follows, in thousands:

	For the Year Ended December 31,

	2002	2001	2000

Cost of revenue	$636	$539	$116
Research and development	4,608	9,764	6,672
Sales and marketing	6,063	13,439	10,129
General and administrative	9,888	7,715	9,230

Total	$21,195	$31,457	$26,147

      Equity-related compensation is comprised of the amortization of deferred compensation, equity award modifications, equity bonuses and equity awards issued to non-employees.

(a)     Deferred Compensation:

      Deferred compensation is recorded for the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the Company’s common stock on

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the grant date. Deferred compensation is adjusted to reflect cancellations and forfeitures due to employee terminations. For the years ended December 31, 2002, 2001 and 2000, equity-related compensation includes $18.1 million, $23.2 million and $10.0 million, respectively, of deferred compensation amortization. Equity-related compensation in the years ended December 31, 2002 and 2001 was affected by the following:

Exchange Offer

      In April 2001, the Company communicated to its employees an offer to exchange (the “Exchange Offer”) certain eligible employee stock options previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two stock options for one share of restricted stock. In addition, certain stock options granted in February 2001 were eligible to be exchanged at a ratio of one stock option for two shares of restricted stock. Employees who accepted the Exchange Offer were required to exchange any stock option granted to them after November 3, 2000 (regardless of the exercise price of any such stock option) and to forfeit certain stock options granted to them in October 2000. Until the restricted stock vests, such shares are subject to forfeiture for up to three years from May 2001 in the event the employee leaves the Company. Generally, 25% of the shares vested after six months and the remaining 75% of the shares vest quarterly thereafter until the third anniversary of the effective date of the Exchange Offer. On April 4, 2001, the Company filed the Exchange Offer as a tender offer with the Securities and Exchange Commission in accordance with Rule 13e-4 of the Securities Act of 1934, as amended. The Exchange Offer was effective on May 5, 2001, and the Company accepted all stock options tendered.

      As a result of the Exchange Offer, stock options to purchase approximately 6.6 million shares of Akamai common stock were exchanged for approximately 3.4 million shares of restricted stock. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)” the Company recorded $36.1 million as deferred compensation for the intrinsic value of the restricted stock issued to employees who accepted the Exchange Offer. The deferred compensation is being amortized over the vesting period of the restricted stock. For the years ended December 31, 2002 and 2001, $5.9 million and $10.2 million, respectively, were amortized to equity-related compensation. As of December 31, 2002, 1.3 million shares had been forfeited and retired as a result of employee terminations, resulting in a reduction in deferred compensation of $13.8 million.

Restricted Stock and Stock Option Awards

      During the year ended December 31, 2002, the Company issued 275,000 shares of restricted stock to officers in exchange for the cancellation of previously issued stock options. The Company recorded deferred compensation of $278,000 for the intrinsic value of the restricted stock, which will be amortized over the vesting period. The Company amortized $26,000 to equity-related compensation for the year ended December 31, 2002 for these awards. During the year ended December 31, 2001, deferred compensation was increased by $15.1 million as a result of the issuance of 2.2 million shares of restricted common stock at a purchase price of $0.01 per share and the grant of options to purchase 53,000 shares of common stock at an exercise price of $1.17 per share. The deferred compensation will be amortized over the vesting periods of the equity awards. For the years ended December 31, 2002 and 2001, $5.0 million and $3.7 million, respectively, have been amortized to equity-related compensation for these awards. As of December 31, 2002, 821,000 shares had been repurchased and retired by the Company as a result of employee terminations, resulting in a reduction in deferred compensation of approximately $1.4 million and $452,000 for the years ended December 31, 2002 and 2001, respectively.

(b)     Equity Award Modifications:

      Equity-related compensation includes the intrinsic value of modified stock options or restricted stock awards that would have expired as unexercisable had the associated vesting of the awards not been accelerated upon the termination of the employee. For the years ended December 31, 2002, 2001 and 2000, equity-related

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation includes $3.2 million, $5.2 million and $13.8 million, respectively, for equity award modifications.

(c)     Equity Bonus Awards:

      Equity-related compensation includes the intrinsic value of equity awards issued to employees as incentive bonuses. These awards are issued quarterly and annually in accordance with incentive bonus plans. For the years ended December 31, 2002, 2001 and 2000, equity-related compensation includes $1.4 million, $3.1 million and $2.3 million, respectively, for equity bonuses. Equity bonuses in 2002 consisted of the grant of options to purchase 1.4 million shares of common stock at a weighted average exercise price of $0.47. Equity bonuses in 2001 consisted of the issuance of 284,000 shares of restricted common stock at a purchase price of $0.01 per share and the grant of options to purchase 175,000 shares of common stock at a weighted average exercise price of $1.09. Equity bonuses in 2000 consisted of the grant of options to purchase 104,000 shares of common stock at a weighted average exercise price of $5.13.

(d)     Equity Awards Issued to Non-Employees:

      The Company has issued equity awards to advisors and other non-employees. The Company recognizes the fair value of these awards in equity-related compensation over the vesting period for the awards pursuant to the requirements of SFAS No. 123. Amounts recorded in all years presented have not been material.

Warrants

      Prior to its initial public offering in October 1999, the Company issued warrants to investors in connection with borrowings. The Company also became obligated to honor warrants that had been issued by acquired businesses. As of December 31, 2002, there were 1,046,737 outstanding warrants to purchase common stock at a per share exercise price range of $2.50 to $151.08 exercisable through May 2004.

16.	Employee Benefit Plan:

      In January 1999, the Company established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. The Company, at its discretion, provides limited matching of employee contributions to the 401(k) plan. The Company has contributed approximately $586,000, $826,000 and $605,000 of cash to the savings plan for the years ended December 31, 2002, 2001 and 2000, respectively. The Company will not make a matching contribution for the year ended December 31, 2003.

17.	Income Taxes:

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current tax expense/ (benefit)
Federal	$—	$—	$—
State	—	—	187
Foreign	492	1,062	0
Deferred tax benefit	(68,238)	(85,893)	(103,793)
Valuation allowance	68,238	85,893	103,793

	$492	$1,062	$187

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective rate varies from the statutory rate as follows:

	Year Ended December 31,

	2002	2001	2000

U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(3.0)	(0.4)	(1.1)
Deferred compensation amortization	3.6	0.4	1.0
Amortization and impairment of intangibles with no tax basis	0.9	30.1	26.0
Other	(0.7)	0.4	(3.6)
Valuation allowance	33.4	3.5	11.7

	0.2%	0%	0%

      Significant components of the Company’s deferred tax assets as of December 31, 2002 and 2001 are shown below. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance for the entire deferred tax asset has been recorded due to uncertainty surrounding its realization. The components of the net deferred tax asset and the related valuation allowance are as follows (in thousands):

	December 31,

	2002	2001

Net operating loss and credit carryforwards	$256,118	$216,422
Depreciation and amortization	51,156	30,682
Compensation	810	1,586
Restructuring	23,336	14,042
Other	11,862	10,330

Deferred tax assets	$343,282	$273,062
Acquired intangible assets	(5,905)	(5,905)

Deferred tax liabilities	$(5,905)	$(5,905)
Valuation allowance	(337,377)	(267,157)

Net deferred tax assets and liabilities	$—	$—

      As of December 31, 2002 the Company had federal and state net operating losses of $1,026.0 million that expire at various dates through 2022. The Company also had foreign net operating loss carryforwards of approximately $8.5 million, of which $6.8 million are not subject to expiration and $1.7 million will expire at various dates through 2007. As of December 31, 2001 the Company had federal and state net operating losses of $870.0 million that expire at various dates through 2021. The Company also had foreign net operating loss carryforwards of $7.1 million, of which $6.0 million are not subject to expiration and $1.1 million will expire at various dates through 2005. The Company also has federal and state tax credit carryforwards as of December 31, 2002 and December 31, 2001 of approximately $9.3 million and $7.8 million, respectively, that expire at various dates through 2022. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s acquired net operating loss and credit carryforwards may be subject to annual limitation due to Akamai’s acquisition of more than 50% of the equity of the acquired company. Prior period deferred tax assets and the respective valuation allowance have been revised to reflect the appropriate tax rates for the periods through the year ending December 31, 2001. Approximately $153.0 million of the net operating loss carryforwards available for federal income tax purposes relate to the exercises of non-qualified stock options and disqualifying disposition of incentive stock options and employee stock purchase plan options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Transactions with Related Parties:

      During the years ended December 31, 2002 and 2001, the Company engaged in the following transactions with related parties:

Akamai Australia

      In August 2002, the Company and ES Group Ventures Pty Ltd (“ES Group”) formed a joint venture to create Akamai Technologies AA/ P Pty Limited (“Akamai Australia”). Akamai Australia is owned 60% by ES Group and 40% by the Company. In exchange for its 40% ownership interest, the Company contributed rights to use its trade name and trademarks and the exclusive right to market and resell Akamai’s services in Australia, New Zealand and, in certain circumstances, Singapore. The Company recorded its investment in the joint venture at the historical cost basis of the assets contributed, which was zero. The Company accounts for its investment in Akamai Australia using the equity method. Akamai does not guarantee the obligations of Akamai Australia and has no obligation to provide future financing to Akamai Australia.

      The Company has entered into a five-year reseller agreement with Akamai Australia under which Akamai Australia is required to make quarterly payments to the Company in accordance with minimum resale commitments. For the year ended December 31, 2002, the Company recognized $24,000 in revenue under this reseller agreement. In order to establish the reseller relationship, Akamai Australia paid to Akamai a set-up fee of $300,000, which is being recognized as revenue ratably over five years. As of December 31, 2002, $204,000 was due from Akamai Australia and is included in due from related parties on the consolidated balance sheet.

Akamai Technologies Japan KK

      In April 2001, Akamai and SOFTBANK Broadmedia Corporation (“SBBM”), a subsidiary of SOFTBANK Group, formed a joint venture to create Akamai Technologies Japan KK (“ATJ”), which was owned 60% by SBBM and 40% by Akamai. For the period from April 2001 through December 2002, Akamai accounted for its investment in ATJ under the equity method. The Company recorded its investment in the entity at the historical cost basis of the assets contributed, which was zero. In December 2002, the Company sold its 40% interest in ATJ to SBBM and realized a gain of $400,000, included in loss on investments, for the year ended December 31, 2002. Akamai recognized $4.1 million and $2.2 million of revenue from ATJ during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and December 31, 2001, $1.1 million and $750,000, respectively, were due from ATJ and are included in due from related parties on the consolidated balance sheets. These amounts were subsequently paid in full.

      During the first quarter of 2002, Akamai entered into a technology license agreement with SBBM. Akamai recognized $4.8 million of revenue from this license agreement in the year ended December 31, 2002. As of December 31, 2002, there were no amounts due from SBBM.

Sockeye Networks, Inc.

      From January 2001 to November 2002, Akamai owned 40% of the equity of Sockeye Networks, Inc. (“Sockeye”) and recorded its share of Sockeye’s losses under the equity method. During this period, the Company recognized $2.0 million of equity method losses, which are included in loss on investments for the year ended December 31, 2001. In November 2002, Akamai’s equity interest in Sockeye decreased from 40% to approximately 2%. In addition, as of January 2003, Akamai no longer has representatives on Sockeye’s board of directors. The Company will account for its remaining investment in Sockeye under the cost method prospectively.

      During the year ended December 31, 2002, the Company recognized $835,000 of revenue from Sockeye under a quarterly service agreement. During the year ended December 31, 2001, the Company recognized $9.2 million of revenue under the service agreement. In addition, during the year ended December 31, 2001, Sockeye paid Akamai $4.0 million for technology development work performed by Akamai. In November

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, Sockeye terminated the service agreement. There were no amounts due from Sockeye as of December 31, 2002. As of December 31, 2001, $250,000 was due from Sockeye and is included in due from related parties on the consolidated balance sheet.

Netaxs/ Fastnet

      Akamai’s Chief Network Architect at the time of the transaction was an officer of, and held a significant ownership in, Netaxs until Netaxs was acquired by FASTNET Corporation (“Fastnet”) in a merger transaction in April 2002. In connection with the merger, this person became a director, employee and 5% stockholder of Fastnet. During the years ended December 31, 2002 and 2001, Akamai purchased approximately $2.6 million and $2.2 million, respectively, of bandwidth and co-location space from Netaxs. During the year ended December 31, 2000, the Company had sales of $500,000 to Netaxs. There were no sales to Netaxs in the years ended December 31, 2002 and 2001.

19.	CNN Advertising Agreement:

      In November 1999, InterVu, which was acquired by Akamai in April 2000, entered into an advertising agreement with the CNN News Group (“CNN”). Under the terms of such agreement, InterVu issued common stock valued at $20.0 million to CNN. In return, CNN agreed to provide InterVu with three years of on-air and online advertising and promotional opportunities across CNN’s properties. As part of the purchase price allocation for its acquisition of InterVu, Akamai estimated the fair value of these services to be $18.4 million. This prepaid asset has been amortized over the life of the advertising agreement to advertising expense in the amounts of $5.6 million, $5.6 million and $7.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      In connection with its acquisition of InterVu, Akamai issued shares of its common stock to CNN in exchange for shares of InterVu common stock held by CNN and assumed certain obligations relating to such shares, including a guarantee that the price of the shares of Akamai common stock would be above a specified price on the third anniversary of the advertising agreement. At the time of the acquisition of InterVu, the Company estimated the fair value of the price guarantee and included the estimated value of the guarantee in the purchase price of InterVu. In November 2002, the Company satisfied the price guarantee through a cash payment to CNN of $2.7 million and by allowing CNN to draw on a $3.8 million letter of credit. The $6.5 million payment is considered a component of the purchase price of InterVu and was accounted for as an adjustment, through a reduction in additional paid-in capital, to the fair value of the common stock issued.

20.	Segment Disclosure:

      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of December 31, 2002, Akamai operated in one business segment: providing e-business infrastructure services and software.

      The Company deploys its servers into networks worldwide. As of December 31, 2002, the Company had approximately $49.5 million and $13.7 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2001, the Company had approximately $102.2 million and $30.0 million of net property and equipment located in the United States and over 60 countries world-wide, respectively. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For the year ended December 31, 2002, approximately 13% of revenue was derived from the Company’s operations outside the United States. For all other periods, less than 10% of revenue was derived from sources outside of the United States.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Business Acquisitions:

      All business acquisitions during the three-year period ended December 31, 2002 have been accounted for using the purchase method. The Company’s consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair market values at the acquisition date, and the aggregate purchase prices plus costs directly attributable to the acquisitions have been allocated to the assets and liabilities acquired. The purchase price in excess of identifiable net assets was recorded as goodwill.

      In February 2000, the Company acquired all of the outstanding common and preferred stock of Network24, a provider of Internet broadcasting application services, in exchange for approximately 621,000 shares of Akamai common stock and $12.5 million in cash. Akamai also issued options and warrants exercisable for approximately 196,000 shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for Network24 common stock. The cost of the acquisition, including direct acquisition costs, was $203.6 million. The excess cost over the fair value of net assets acquired of $200.7 million was allocated to goodwill and other intangible assets. See Note 7 for further discussion.

      In April 2000, the Company acquired all of the outstanding common and preferred stock of InterVu, a service provider for Internet audio and video delivery solutions, in exchange for 10.0 million shares of Akamai common stock. Akamai also issued options and warrants exercisable for 2.2 million shares of Akamai common stock in exchange for all outstanding options and warrants exercisable for InterVu common stock. The cost of the acquisition was $2.8 billion based on the fair value of the consideration paid plus direct acquisition costs. The excess cost over the fair value of net assets acquired of $2.8 billion was allocated to goodwill and other intangible assets. See Note 7 for further discussion. During the year ended December 31, 2001, the Company issued approximately 184,000 shares of common stock to a former holder of InterVu preferred stock upon the exercise of a conversion feature of the preferred stock. The fair value of these additional shares had been included in the purchase price of InterVu. Accordingly, no adjustment to the purchase price was made upon the issuance of these shares. In addition, in connection with the acquisition, the Company was required to issue additional securities or cash to a former shareholder of InterVu based on the future price of Akamai stock. In November 2002, the Company satisfied the price guarantee for $6.5 million in cash (Note 19).

      In July 2000, the Company acquired all of the outstanding common and preferred stock of CallTheShots Inc. (“CTS”), a developer of services that enable website visitors to personalize their interaction with the sites they visit, in exchange for 31,493 shares of Akamai common stock and $259,000 in cash. In addition, 20,458 shares of Akamai common stock and $434,000 in cash were placed in an escrow account and were released over a one-year period to certain former stockholders of CTS as they continued employment with Akamai. The Company recorded equity-related compensation for the escrowed shares in the amount of $1.7 million ratably over the contingency period based on the fair value of Akamai common stock on the closing date of the acquisition. The excess purchase price over the fair value of net assets acquired of $4.2 million was assigned to goodwill and other intangible assets. See Note 7 for further discussion.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Quarterly Financial Results (unaudited):

      The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2002 and 2001. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below for a fair presentation of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. In 2002, the Company modified the presentation of the consolidated statement of operations to include in cost of revenue equity-related compensation expense, based on the functional role of the related employee, and depreciation and amortization on its network equipment. All quarterly amounts presented below reflect this modification. In addition, in accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of January 1, 2002.

	For the Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
Revenue	$37,927	$36,322	$35,375	$35,352
Cost of revenue	$23,311	$22,967	$21,609	$17,417
Net loss	$(59,058)	$(42,242)	$(47,533)	$(55,604)
Basic and diluted net loss per share	$(0.54)	$(0.38)	$(0.42)	$(0.48)
Weighted average common shares outstanding	109,693	112,253	114,251	114,866

	For the Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001

	(In thousands, except per share data)
Revenue	$40,209	$43,141	$42,754	$37,110
Cost of revenue	$28,218	$26,910	$27,010	$26,197
Net loss	$(2,222,780)	$(92,608)	$(55,359)	$(64,765)
Basic and diluted net loss per share	$(22.50)	$(0.91)	$(0.53)	$(0.60)
Weighted average common shares outstanding	98,780	101,629	104,166	108,357

23. Subsequent Events

      In June 2001, a former employee filed an employment-related lawsuit with multiple claims against the Company. The plaintiff sought monetary damages. In February 2003, the Company settled the matter for a sum of $3.6 million, of which $1.8 million will be reimbursed by the Company’s insurance carrier. As of December 31, 2002, the Company has included $3.6 million in accrued expenses and $1.8 million in current assets and recorded the net amount of $1.8 million as general and administrative expenses.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The complete response to this Item regarding the backgrounds of our executive officers and directors and other information contemplated by Item 401 of Regulation S-K and compliance with Section 16(a) of the Exchange Act by our officers and directors will be contained in our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein.

      Our executive officers and directors and their positions as of February 1, 2003, are as follows:

Name	Position

George H. Conrades	Chairman of the Board of Directors and Chief Executive Officer
Paul Sagan	President
F. Thomson Leighton	Chief Scientist and Director
Michael A. Ruffolo	Executive Vice President, Global Sales, Services and Marketing
Chris Schoettle	Executive Vice President, Technology, Networks and Support
Robert Cobuzzi	Chief Financial Officer
Martin M. Coyne II(2)	Director
Ronald Graham(1)	Director
William A. Halter(2)	Director
Frederic V. Salerno(2)	Director
Naomi O. Seligman(1)	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

      Our directors are elected to serve in classes as follows:

Class I — term expires at our 2003 annual meeting of stockholders:

George H. Conrades
Martin M. Coyne II

Class II — term expires at our 2004 annual meeting of stockholders:

Ronald Graham
F. Thomson Leighton
Naomi O. Seligman

Class III — term expires at our 2005 annual meeting of stockholders:

William A. Halter
Frederic V. Salerno

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the sections captioned “Executive Officer Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Comparative Stock Performance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the sections captioned “Voting Securities and

Votes Required” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the sections captioned “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Controls and Procedures

      Within 90 days prior to the date of this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. It should be noted that a control system is based in part upon certain assumptions and, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

      (a) The following documents are included in this annual report on Form 10-K.

1.	Financial Statements (see Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2.	The schedule listed below and the Report of Independent Accountants on Financial Statement Schedules are filed as part of this annual report on Form 10-K:

Page

Report of Independent Accountants on Financial Statement Schedules	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

      All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

3. Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

      (b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003	AKAMAI TECHNOLOGIES, INC. By: /s/ ROBERT COBUZZI Robert Cobuzzi Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE H. CONRADES George H. Conrades	Chairman and Chief Executive Officer and Director (Principal executive officer)	March 28, 2003

/s/ ROBERT COBUZZI Robert Cobuzzi	Chief Financial Officer (Principal financial and accounting officer)	March 28, 2003

/s/ MARTIN M. COYNE II Martin M. Coyne II	Director	March 28, 2003

/s/ RONALD GRAHAM Ronald Graham	Director	March 28, 2003

/s/ WILLIAM A. HALTER William A. Halter	Director	March 28, 2003

/s/ F. THOMSON LEIGHTON F. Thomson Leighton	Director	March 28, 2003

/s/ FREDERIC V. SALERNO Frederic V. Salerno	Director	March 28, 2003

Naomi Seligman	Director

CERTIFICATIONS

I, George H. Conrades, certify that:

      1. I have reviewed this annual report on Form 10-K of Akamai Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GEORGE H. CONRADES

George H. Conrades
Chief Executive Officer

Dated: March 28, 2003

I, Robert Cobuzzi, certify that:

      1. I have reviewed this annual report on Form 10-K of Akamai Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT COBUZZI

Robert Cobuzzi
Chief Financial Officer

March 28, 2003

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Directors and Stockholders of

Akamai Technologies, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated January 27, 2003, except for Note 23, as to which the date is February 27, 2003, appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 27, 2003

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Acquired in			Balance at
	beginning of	Charged to	Business			end of
Description	Period	operations	Acquisitions	Other	Deductions	period

Year ended December 31, 2000:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$70	5,104	—	—	(2,883)	$2,291
Deferred tax asset valuation allowance	$19,325	75,641	28,152	—	—	$123,118
Year ended December 31, 2001:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,291	7,938	—	—	(6,397)	$3,832
Deferred tax asset valuation allowance	$123,118	85,993	—	58,146	—	$267,157
Year ended December 31, 2002:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$3,832	(746)	—	—	(1,147)	$1,939
Deferred tax asset valuation allowance	$267,157	68,238	—	1,982	—	$337,377

S-1

EXHIBIT INDEX

Exhibit No.		Description

***3	.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended
*3	.2	Amended and Restated By-Laws of the Registrant
††3	.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant
*4	.1	Specimen common stock certificate
*4	.2	Fourth Amended and Restated Registration Rights Agreement dated September 20, 1999
**4	.3	Indenture, dated as of June 20, 2000, by and between the Registrant and State Street Bank and Trust Company
**4	.4	5 1/2% Convertible Subordinated Notes due 2007 Registration Rights Agreement, dated as of June 20, 2000, by and among the Registrant and Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC
****10	.1	Second Amended and Restated 1998 Stock Incentive Plan, as amended
*10	.2	Form of Restricted Stock Agreement granted under 1998 Stock Incentive Plan.
*10	.3	Form of Incentive Stock Option Agreement granted under 1998 Stock Incentive Plan.
*10	.4	Form of Nonstatutory Stock Option Agreement granted under 1998 Stock Incentive Plan.
*10	.5	1999 Employee Stock Purchase Plan
**10	.6	Purchase Agreement, dated as of June 15, 2000, by and among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC
@*****10	.7	Promissory Note dated as of December 31, 2001 by and between the Registrant and Timothy Weller
@******10	.8	Lease Termination Agreement dated as of March 18, 2002 by and between the Registrant and Massachusetts Institute of Technology
†10	.9	Sublease Agreement dated as of May 3, 2002, as amended, by and between the Registrant and Novell, Inc., as amended by a First Amendment dated as of June 6, 2002
@†10	.10	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and George Conrades
@†10	.11	Employment Agreement, dated as of July 12, 2002, by and between the Registrant and George Conrades
@††10	.12	Incentive Stock Option Agreement dated September 19, 2002 between the Registrant and Paul Sagan
††10	.13	Office Lease dated June 30, 2000 between the Registrant and San Tomas Properties, LLC
††10	.14	Agreement dated November 6, 2002 between the Registrant and San Tomas Properties, LLC
@††10	.15	Agreement dated November 11, 2002 between the Registrant and Robert Cobuzzi.
†††10	.16	Rights Agreement dated September 10, 2002 between the Registrant and EquiServe Trust Company, N.A.
*****10	.17	2001 Incentive Stock Option Plan
@@10	.18	Akamai Services Customer Agreement, including Order Form dated as of June 29, 2000 and related Terms and Conditions, as amended, between the Registrant and Microsoft Corporation
@10	.19	Agreement dated as of November 25, 2002 between the Registrant and Timothy Weller
@10	.20	Restricted Stock Agreement dated as of November 14, 2002 between the Registrant and Michael Ruffolo
@10	.21	Restricted Stock Agreement dated as of November 14, 2002 between the Registrant and Chris Schoettle
@10	.22	Incentive Stock Option Agreement dated November 18, 2002 between the Registrant and Robert Cobuzzi, as amended.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 20, 1999.

**	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed with the Securities and Exchange Commission on June 27, 2000.

***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

****	Incorporated by reference to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on May 25, 2000.

*****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2002.

******	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2002.

†	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

†††	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed with the Securities and Exchange Commission on September 11, 2002.

@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of this Annual Report.

@@	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Commission.