Form 10-Q
period 2003-03-31
AKAMAI TECHNOLOGIES INC
filed 2003-05-15
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27275

Akamai Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3432319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8 Cambridge Center

Cambridge, MA 02142
(617) 444-3000
(Address of Registrant’s Principal Executive Offices)

(617)-444-3000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of shares outstanding of the registrant’s common stock as of May 12, 2003: 118,260,226 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Ex-10.23 Amendment to Real Estate lease
Ex-10.24 2003 EVP Incentive Plan
Ex-10.25 2003 EVP Incentive Plan
Ex-99.1 Certification of Chief Executive Officer
Ex-99.2 Certification of Chief Financial Officer

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(In thousands, except per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,632	$111,262
Marketable securities (including restricted securities of $7,622 and $3,161 at March 31, 2003 and December 31, 2002, respectively)	8,099	3,664
Accounts receivable, net of allowance for doubtful accounts of $993 and $1,939 at March 31, 2003 and December 31, 2002, respectively	20,901	16,290
Due from related parties (Note 11)	165	1,284
Prepaid expenses and other current assets	6,933	9,183

Total current assets	134,730	141,683
Property and equipment, net	49,965	63,159
Restricted marketable securities	3,211	10,244
Goodwill	4,937	4,937
Other intangible assets, net (Note 10)	275	2,473
Other assets	6,406	7,367

Total assets	$199,524	$229,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,215	$16,847
Accrued expenses (Note 8)	25,747	37,062
Deferred revenue	2,590	2,361
Current portion of obligations under capital leases and vendor financing	1,896	1,207
Current portion of accrued restructuring (Note 9)	20,721	23,622

Total current liabilities	66,169	81,099
Obligations under capital leases and vendor financing, net of current portion	10	1,006
Accrued restructuring, net of current portion (Note 9)	4,860	13,994
Other liabilities	2,038	1,854
Convertible notes	300,000	300,000

Total liabilities	373,077	397,953

Commitments, contingencies and guarantees (Note 12)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 117,843,053 shares issued and outstanding at March 31, 2003; 117,660,254 shares issued and outstanding at December 31, 2002	1,178	1,177
Additional paid-in capital	3,428,059	3,428,434
Deferred compensation	(6,385)	(9,895)
Notes receivable for stock	(3,506)	(3,473)
Accumulated other comprehensive income (loss)	63	(18)
Accumulated deficit	(3,592,962)	(3,584,315)

Total stockholders’ deficit	(173,553)	(168,090)

Total liabilities and stockholders’ deficit	$199,524	$229,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,

	2003	2002

	(In thousands, except per
	share data)
	(Unaudited)
Revenue:
Service	$35,556	$34,917
License and other	934	464
Service and license from related parties (Note 11)	74	2,546

Total revenue	36,564	37,927

Cost and operating expenses:
Cost of revenue	17,885	23,311
Research and development	3,472	6,388
Sales and marketing	11,089	17,012
General and administrative	16,071	24,603
Amortization of other intangible assets (Note 10)	2,198	5,237
Restructuring charges (Note 9)	(9,820)	12,409

Total cost and operating expenses	40,895	88,960

Loss from operations	(4,331)	(51,033)
Interest expense, net	(4,228)	(3,574)
Loss on investments, net (Note 6)	(15)	(4,328)

Loss before provision for income taxes	(8,574)	(58,935)
Provision for income taxes	73	123

Net loss	$(8,647)	$(59,058)

Basic and diluted net loss per share	$(0.07)	$(0.54)

Weighted average common shares outstanding	116,398	109,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,647)	$(59,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	17,792	26,838
Equity-related compensation	2,971	6,371
Interest income on notes receivable for stock	(33)	(32)
Loss on investments, property and equipment and foreign currency	170	4,438
Changes in operating assets and liabilities:
Accounts receivable, net	(3,444)	2,585
Prepaid expenses and other current assets	2,729	(1,439)
Accounts payable, accrued expenses and other current liabilities	(13,031)	(12,463)
Deferred revenue	216	537
Other noncurrent assets and liabilities	(11,724)	(3,746)

Net cash used in operating activities	(13,001)	(35,969)

Cash flows from investing activities:
Purchases of property and equipment and additions to internal-use software	(2,202)	(2,789)
Proceeds from sales of property and equipment	44	189
Proceeds from sales and maturities of investments	2,569	23,473

Net cash provided by investing activities	411	20,873

Cash flows from financing activities:
Payments on capital leases and vendor financing	(307)	(267)
Proceeds from the issuance of common stock under stock option plans	164	403

Net cash (used in) provided by financing activities	(143)	136

Effects of exchange rate translation on cash and cash equivalents	103	(5)

Net decrease in cash and cash equivalents	(12,630)	(14,965)
Cash and cash equivalents, beginning of period	111,262	78,774

Cash and cash equivalents, end of period	$98,632	$63,809

Supplemental disclosure of cash flows information:
Cash paid for interest	$8,302	$8,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation

      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services and software designed to enable enterprises to extend and control their e-business infrastructure while ensuring superior performance, reliability, scalability and manageability. Akamai’s globally distributed platform comprises more than 15,000 servers in more than 1,100 networks in 68 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing e-business infrastructure services and software.

      The consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.	Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their fair value. The guidance in this issue is effective for revenue arrangements entered into after June 30, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation 46, or FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51.” FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact that FIN 46 will have on its consolidated financial statements. In particular, the Company is evaluating whether Akamai Australia, a joint venture, is a variable interest entity. See Note 11 for discussion of Akamai Australia.

3.	Equity-Related Compensation

      In December 2002, the FASB issued Statement of Financial Accounting Standards, (“SFAS”), No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Akamai applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, through disclosure only for stock-based awards issued to employees. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

      The following table illustrates the effect on net loss and net loss per share if the Company had accounted for stock options issued to employees under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	For the Three Months
	Ended March 31,

	2003	2002

Net loss, as reported	$(8,647)	$(59,058)
Stock-based employee compensation included in reported net loss	2,964	6,336
Total stock-based employee compensation expense determined under fair value method for all awards	(12,132)	(13,891)

Pro forma net loss	$(17,815)	$(66,613)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.54)
Pro forma	$(0.15)	$(0.61)

4.	Net Loss Per Share

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

      The following table sets forth the components of potential common stock excluded from the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of March 31,

	2003	2002

Stock options	14,613,115	13,832,361
Warrants	1,046,737	1,052,694
Unvested restricted common stock	1,275,539	4,587,507
Contingently issuable stock	—	2,500,000
Convertible notes	2,598,077	2,598,077

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Loss

      The following table presents the calculation of comprehensive loss and its components for the three months ended March 31, 2003 and 2002 (in thousands):

	For the Three Months
	Ended March 31,

	2003	2002

Net loss	$(8,647)	$(59,058)
Other comprehensive income (loss):
Foreign currency translation adjustment	111	12
Unrealized loss on investments	(30)	(291)

Comprehensive loss	$(8,566)	$(59,337)

      Accumulated other comprehensive income (loss) as of March 31, 2003 and December 31, 2002 consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2003	2002

Foreign currency translation adjustment	$143	$32
Unrealized loss on investments	(80)	(50)

Total accumulated other comprehensive income (loss)	$63	$(18)

6.	Loss on Investments

      For the three months ended March 31, 2003, loss on investments included approximately $15,000 of realized investment losses from sale of marketable securities. For the three months ended March 31, 2002, the Company recorded a loss of $4.3 million related to its investment in Netaxs, Inc. (“Netaxs”), a related party at the time of transaction, which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002. As a result of the merger, the Company received total consideration of $278,000 in the form of cash and FASTNET common stock in exchange for the Company’s equity holdings in Netaxs.

7.	Asset Retirement Obligation

      In January 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. As a result of adopting this statement, the Company recorded an asset retirement obligation and associated long-lived asset of $109,000 as of January 1, 2003 for the fair value of a contractual obligation to remove leasehold improvements at the conclusion of the Company’s facility lease in Cambridge, Massachusetts. The obligation and asset are classified on the Company’s consolidated balance sheet as of March 31, 2003 as non-current liabilities and property and equipment, respectively. The Company will amortize the asset and accrete the obligation over the remaining life of the associated leasehold improvements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	As of March 31,	As of December 31,
	2003	2002

Payroll and benefits	$6,593	$7,957
Interest	4,125	8,250
Settlements and judgments	—	6,264
Property, use and other taxes	12,181	11,740
Other	2,848	2,851

Total	$25,747	$37,062

9.	Restructurings and Lease Terminations

      The Company reversed previously recorded restructuring liabilities totaling $9.8 million during the three months ended March 31, 2003. The reversals represent the difference between the previously estimated restructuring liabilities and the amounts payable under currently negotiated agreements for certain leased properties with these properties’ landlords. During the three months ended March 31, 2002, the Company recorded restructuring charges of $12.4 million for facility leases.

      The following table summarizes the accrual and usage of the restructuring charges in 2003 (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2002	$37.5	$0.1	$37.6
Total restructuring charges	(9.8)	—	(9.8)
Cash payments	(2.2)	—	(2.2)

Ending balance, March 31, 2003	25.5	0.1	25.6
Current portion of accrued restructuring	$20.6	$0.1	$20.7

Long-term portion of accrued restructuring	$4.9		$4.9

      The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors. In the event that these real estate leases are terminated at a higher or lower cost than the amount accrued as of March 31, 2003, the Company will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

10.	Other Intangible Assets

      Other intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(26,769)	—
Trademarks and trade names	4,527	(4,527)	—
Acquired license rights	490	(215)	$275

Total	$31,786	$31,511	$275

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(24,890)	$1,879
Trademarks and trade names	4,527	(4,220)	307
Acquired license rights	490	(203)	287

Total	$31,786	$(29,313)	$2,473

      Amortization expense for other intangible assets was $2.2 million and $5.2 million for the three months ended March 31, 2003 and 2002, respectively. Amortization expense is expected to be $37,000 for the remainder of 2003 and $50,000 in each year thereafter through 2008.

11.	Transactions with Related Parties

      During the three months ended March 31, 2003 and 2002, the Company recognized revenue from the following related parties as follows (in thousands):

	For the Three
	Months Ended
	March 31,

	2003	2002

Akamai Australia	$74	—
Akamai Technologies Japan K.K. and Softbank Broadmedia Corporation (“SBBM”)	—	$2,298
Sockeye Networks, Inc.	—	248

Total	$74	$2,546

      The Company formed Akamai Australia in August 2002 as a joint venture with ES Group Ventures Pty Ltd. The Company owns 40% of Akamai Australia and accounts for its investment under the equity method. No losses have been recognized to date because the basis in the Company’s investment is zero. Upon inception of the joint venture, the Company entered into a five-year reseller agreement with Akamai Australia under which Akamai Australia is required to make quarterly payments to the Company in accordance with minimum resale commitments. In order to establish the reseller relationship, Akamai charged Akamai Australia a set-up fee of $300,000, which is being recognized as revenue ratably over five years. As of March 31, 2003 and December 31, 2002, $165,000 and $204,000, respectively, were due from Akamai Australia and are included in due from related parties on the consolidated balance sheets.

      In December 2002, Akamai sold its 40% equity interest in Akamai Technologies Japan K.K., formerly a joint venture between Akamai and SBBM. For the three months ended March 31, 2002, the Company recognized $1.1 million under a reseller agreement with Akamai Technologies Japan K.K. Akamai also recognized $1.2 million under a technology license agreement with SBBM, which was considered a related party at the time the revenue was recognized as a result of its relationship with Akamai Technologies Japan K.K. In January 2003, Akamai formed a wholly-owned subsidiary in Japan through which it will sell its services and support its reseller relationships. As of December 31, 2002, $1.1 million was due from Akamai Technologies Japan K.K. and is included in due from related parties on the consolidated balance sheet. This amount was paid in January 2003.

      The Company previously held a 40% equity interest in Sockeye Networks, Inc. In November 2002, the Company significantly reduced its equity interest and, as of March 31, 2003, Akamai’s management does not have a position on Sockeye’s board of directors. During the three months ended March 31, 2002, the Company recognized $248,000 of revenue from Sockeye under a quarterly service agreement. This agreement was cancelled in the fourth quarter of 2002.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments, Contingencies and Guarantees

Litigation

      Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. The Company has not accrued any amounts related to these lawsuits because a loss is not yet considered probable.

      In June 2002, the Company filed a lawsuit against Speedera Networks, Inc. (“Speedera”), in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In October 2002, Speedera filed a cross-claim against the Company seeking monetary damages and injunctive relief and alleging that Akamai engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. The Company has not accrued any amounts related to the cross-claim because a loss is not yet considered probable.

      In July 2002, Cable and Wireless Internet Services (“C&W”), formerly known as Digital Island, filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a C&W patent issued in that month. C&W sought a preliminary injunction restraining the Company from offering an Akamai service feature alleged to infringe such patent. That motion was denied in April 2003. In August 2002, C&W filed a lawsuit against the Company in the United States District Court for the Northern District of California alleging that a different Akamai service feature infringes a second C&W patent. That motion was dismissed. The Company has not accrued any amounts related to this litigation because a loss is not yet considered probable.

      In September 2002, Teknowledge Corporation (“Teknowledge”), filed a lawsuit in the United States District Court for the District of Delaware against Akamai, C&W and Inktomi Corporation alleging that certain services offered by each company infringe a Teknowledge patent relating to automatic retrieval of changed files by a network software agent. The Company has not recorded a liability related to this lawsuit because a loss is not yet considered probable.

      In November 2002, the Company filed a lawsuit against Speedera in federal court in Massachusetts for violation of a patent held by Akamai. In January 2003, Speedera filed a counterclaim in this case alleging that Akamai has infringed a patent that was recently issued to Speedera. The Company has not recorded a liability related to the counterclaim because the loss is not yet considered probable.

Guarantor Agreements

      In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions of FIN 45 were effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has determined, as

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of March 31, 2003, that the fair value of the guarantees issued or modified during the three months ended March 31, 2003 is zero.

13.	Subsequent Events

      In April 2003, the Company amended its lease obligation for its Santa Clara facility. Under the terms of the amendment, the Company will make a one time cash payment of $8.8 million which will include the release of $5.7 million in restricted cash. The Company will continue to pay rent at the previously contracted rate through the end of 2003. Beginning in January 2004, the rental rate for the remaining 44 months will decrease to a lower amount more aligned with current market rates. The amended lease is scheduled to terminate in August 2007. As a result of this transaction, the Company has reduced its restructuring liability by $9.8 million in order to properly record the value of the liability based on the settlement arrangement. See Note 9 for further detail.

      In May 2003, the Company prepaid amounts due under a capital lease agreement with a vendor. As of March 31, 2003, the Company has classified the remaining obligation of this lease as current on the consolidated balance sheet.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We believe that this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Factors Affecting Future Operating Results.” While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change.

Overview

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the
	Three Months
	Ended March 31,

	2003	2002

Revenue	100%	100%
Cost of revenue	48.9	61.5
Research and development	9.5	16.8
Sales and marketing	30.3	44.9
General and administrative	44.0	64.9
Amortization of other intangible assets	6.0	13.8
Restructuring charges	(26.9)	32.7

Total cost and operating expenses	111.8	234.6

Loss from operations	(11.8)	(134.6)
Interest expense, net	(11.6)	(9.4)
Loss on investments, net	0.0	(11.4)

Loss before provision for income taxes	(23.4)	(155.4)
Provision for income taxes	0.2	0.3

Net loss	(23.6)%	(155.7)%

      Since our inception, we have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. We have also incurred significant amortization expense and impairments of goodwill and other intangible assets from the acquisition of businesses. In recent years, we have incurred significant restructuring expenses related to employee severance payments and vacated facilities under long-term leases. Since our inception, we have incurred significant losses and continue to experience negative cash flows from operations. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses over at least the next 12 to 18 months. As of March 31, 2003, we had $300 million of convertible notes outstanding, which become due in 2007. At March 31, 2003, we had cash, cash equivalents and marketable securities of $109.9 million, of which $10.8 million is restricted, as compared to $125.2 million, of which $13.4 million was restricted, as of December 31, 2002. See Liquidity and Capital Resources below.

      We believe that our success is dependent on increasing our net monthly recurring revenue, developing new services and software that leverage our proprietary technology and achieving and maintaining a proper alignment between our revenue and our cost structure. We define net monthly recurring revenue as new bookings of recurring revenue less lost recurring revenue due to customer cancellations, non-renewals or collections issues. A typical recurring revenue contract has a term of one to two years. During the three months ended March 31, 2003, we maintained positive net monthly recurring revenue; however, given the current weak macroeconomic environment, we continue to sell our services and software into a depressed information technology market. We are also experiencing competitive pricing pressures on our service offerings. Given these and other factors, our ability to predict our future revenue stream is limited.

      Our ability to maintain acceptable gross margins is also critical to our success. Accordingly, we are continuously managing our network costs by entering into competitively priced bandwidth and co-location contracts that are aligned with our revenue and network usage forecasts. As a result, we have been successful in maintaining our gross margins despite pricing pressure on our service offerings.

      We continue to take steps towards aligning our recurring operating expenses with our revenue and gross margins. Our operating expenses include research and development, sales and marketing and general and administrative expenses. These expenses were $30.6 million for the three months ended March 31, 2003, compared to $48.0 million for the three months ended March 31, 2002. During 2002, we undertook actions to reduce our overall cost structure, including employee headcount reductions and facility lease terminations.

      Our operating expenses include restructuring charges. We recorded a restructuring benefit of $9.8 million for the three months ended March 31, 2003. This benefit represents the reversal of a previously recorded restructuring charge as a result of a favorable renegotiation of the terms of a lease. We may incur restructuring charges in the future depending on several factors, including the timing and amount of any lease modifications and terminations and associated payments, the timing and amount of any sublease receipts and any future employee severances. We expect that, if successful, our efforts to terminate and modify our excess facility leases will require us to pay a significant amount of cash in the future.

Change in Presentation of Consolidated Statement of Operations Expense Categories

      Certain prior period amounts included in our consolidated statement of operations have been reclassified to conform with current year presentation. These modifications had no impact on loss from operations or net loss. We simplified the presentation of the consolidated statement of operations as follows:

•	We included equity-related compensation in cost of revenue, research and development, sales and marketing and general and administrative based on the functional role of the employee receiving such compensation.

•	We included the depreciation and amortization expenses related to our network equipment and internal-use software used to deliver our services in cost of revenue.

•	We included the depreciation and amortization expenses of all other property and equipment in general and administrative expenses.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure. Estimates reflected in our consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, investments, intangible assets, taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of these critical accounting policies and estimates.

Results of Operations

      Revenue. Total revenue decreased 4%, or $1.4 million, to $36.6 million for the three months ended March 31, 2003 as compared to $37.9 million for the same period in the prior year. The decrease in total revenue for the quarter ended March 31, 2003, as compared to the same period in the prior year was primarily attributable to a reduction in license and service revenue from related parties, partially offset by an increase in service, license and other revenue. Resellers accounted for 24% of total revenue during the three months ended March 31, 2003 as compared to 25% in the same period in the prior year. For the three months ended March 31, 2003 and 2002, 15% and 13%, respectively, of our revenue was derived from our operations located outside of the United States. For the three months ended March 31, 2003, one customer accounted for 11% of revenue. For the three months ended March 31, 2002, no customer accounted for more than 10% of revenue. As of March 31, 2003, we had 994 customers under recurring revenue contracts as compared to 1,055 as of March 31, 2002. Average monthly revenue for each of these customers was approximately $12,000 in the three months ended March 31, 2003, as compared to $11,000 in the same period in the prior year. We increased our EdgeSuite customer base to 346 as of March 31, 2003 with average per-customer monthly recurring revenue of approximately $21,000, as compared to 187 EdgeSuite customers generating average recurring revenue of approximately $20,000 during the same period in the prior year.

      Service revenue increased 2%, or $639,000, to $35.6 million for the three months ended March 31, 2003, as compared to $34.9 million for the same period in the prior year. The increase in service revenue was attributable to an increase in average monthly recurring revenue per customer due to increases in the amount or type of services being purchased, offset by a slight decrease in the number of customers under recurring revenue contracts.

      License and other revenue increased 101%, or $470,000, to $934,000 for the three months ended March 31, 2003 as compared to $464,000 for the same period in the prior year. License and other revenue includes sales of customized technology solutions sold as perpetual licenses or delivered under long-term contracts. The increase in license and other revenue was attributable to an increase in term licenses booked and customized technology agreements entered into in 2002. We recognize the revenue from term licenses over the term of the license agreement.

      Service and license revenue from related parties decreased 97%, or $2.4 million, to $74,000 for the three months ended March 31, 2003, as compared to $2.5 million for the same period in the prior year. The decrease in revenue from related parties was primarily attributable to revenue in the prior year from Sockeye Networks, Inc., SOFTBANK Broadmedia Corporation and Akamai Technologies Japan KK with no associated revenue from these companies in 2003.

      Cost of Revenue. Cost of revenue includes fees paid to network providers for bandwidth and monthly fees for housing our servers in third-party network data centers. Cost of revenue also includes payroll and related costs and equity-related compensation of network operations personnel, cost of licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software costs.

      Cost of revenue decreased 23%, or $5.4 million, to $17.9 million for the three months ended March 31, 2003 compared to $23.3 million for the same period in the prior year. Cost of revenue decreased primarily due to lower bandwidth costs per unit and improved management of our network traffic in the first quarter of 2003. Traffic increased 131% during the three months ended March 31, 2003, compared to the same period in the prior year. Cost of revenue in the first quarter of 2003 also decreased due to credits of approximately $504,000 received as a result of network contract settlements. Credits of this nature may not occur in the future.

      For the three months ended March 31, 2003 and 2002, cost of revenue was comprised of the following (in millions):

	For the Three Months
	Ended March 31,

	2003	2002

Bandwidth, co-location and storage	$6,054	$9,697
Network operations personnel	836	1,700
Cost of license	105	—
Depreciation of network equipment and amortization of internal-use software	10,890	11,914

Total cost of revenue	$17,885	$23,311

      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization. During the three months ended March 31, 2003 and March 31, 2002, we capitalized software development costs of $1.8 million and $1.4 million, respectively, net of impairments. These capitalized internal-use software costs are amortized to cost of revenue over their useful lives.

      Research and development expenses decreased 46%, or $2.9 million, to $3.5 million for the three months ended March 31, 2003, as compared to $6.4 million for the same period in the prior year. The decrease in research and development expenses was primarily due to a decrease in payroll and related costs as a result of reduced headcount, including reduced equity-related compensation due to employee terminations in 2002 and an increase in capitalization of internal-use software development costs.

      The following table quantifies the reduction in research and development expenses for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002 (in millions):

Decrease in
Research and
Development
Expenses

Payroll and related costs, including equity compensation	$2.5
Capitalization of internal-use software development costs	0.4

Total decrease	$2.9

      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses. Sales and marketing expenses decreased 35%, or $5.9 million, to $11.1 million for the three months ended March 31, 2003 as compared to $17.0 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily due to a reduction in payroll and payroll-related costs, including equity-related compensation attributable to a reduction in headcount in 2002.

      The following table quantifies the reduction in sales and marketing expenses for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002 (in millions):

Decrease in
Sales and
Marketing
Expenses

Payroll and related costs, including equity compensation	$3.9
Advertising and related costs	1.8
Other	0.2

Total decrease	$5.9

      General and Administrative. General and administrative expenses consist primarily of depreciation and impairment of network equipment and property and equipment used by us internally, payroll and related costs, including equity-related compensation and related expenses for executive, finance, business applications, human resources and other administrative personnel, fees for professional services, telecommunications costs, the provision for doubtful accounts and rent and other facility-related expenditures for leased properties.

      General and administrative expenses decreased 35%, or $8.5 million, to $16.1 million for the three months ended March 31, 2003 as compared to $24.6 million for the same period in the prior year. The decrease in general and administrative expenses was primarily due to reduced payroll and related costs, including equity-related compensation, as a result of reductions in headcount, reduced rent expense due to facility restructurings and a reduction in depreciation expense due in part to retirement of long-lived assets related to restructured facility leases.

      The following table quantifies the reduction in general and administrative expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 (in millions):

Decrease in
General and
Administrative
Expenses

Depreciation	$3.5
Payroll and related costs, including equity compensation	2.8
Rent and facilities	0.8
Legal and related costs	0.5
Other	0.9

Total decrease	$8.5

      Aggregate research and development, sales and marketing and general and administrative expenses were $30.6 million and $48.0 million for the three months ended March 31, 2003 and 2002, respectively.

      Amortization of Other Intangible Assets. Amortization of other intangible assets decreased 58%, or $3.0 million, to $2.2 million for the three months ended March 31, 2003 as compared to $5.2 million for the same period in the prior year. The decrease in amortization of other intangible assets was primarily due to an impairment to intangible assets in 2002 of $2.3 million. We expect to amortize approximately $37,000 of intangible assets during the remainder of 2003.

      Restructuring Charges. In April 2003, we amended our lease agreement for our Santa Clara facility. Under the terms of the amended lease, we will make an $8.8 million payment, of which $5.7 million includes the release of restricted marketable securities, and we will continue to pay rent at the original contracted rate through 2003. Beginning in 2004, our monthly rental payments will be reduced to a lower amount more aligned with current market rates. The cash savings as a result of the amended lease will be approximately $5 million to $8 million annually through 2010. As a result of this transaction and other pending lease negotiations, we reversed previously recorded restructuring liabilities of $9.8 million for the three months ended March 31, 2003. These reversals represent the difference between the previously recorded restructuring liabilities and the amounts payable under these amended agreements.

      During the three months ended March 31, 2002, we terminated our facility leases for 500 and 600 Technology Square in Cambridge, Massachusetts, at an aggregate cost of $15.9 million, including brokerage and legal fees. As of the termination date, the accrued restructuring liability attributable to these leases was $7.2 million. Accordingly, we recorded an additional restructuring charge of $8.7 million for the difference between the actual termination costs and the amount previously accrued. In addition, we recorded an additional $3.7 million restructuring charge, which represented a reduction in anticipated sublease income. As a result, during the quarter ended March 31, 2002 we recorded restructuring charges of $12.4 million.

      The following table summarizes the usage of the restructuring liabilities related to real estate leases for the three months ended March 31, 2003 (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2002	$37.6
Restructuring charges	(9.8)
Cash payments	(2.2)

Ending balance, March 31, 2003	$25.6

Current portion of accrued restructuring	$20.7

Long-term portion of accrued restructuring	$4.9

      The amount of restructuring liabilities associated with real estate leases has been estimated based on the most recent available market data and discussions with our lessors and real estate advisors. In the event that these facility leases are terminated at a higher or lower cost than the amount accrued as of March 31, 2003, we will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

      Interest Expense, Net. Net interest expense includes interest accrued on our debt obligations less interest earned on invested cash balances and interest earned on notes receivable for stock. Net interest expense increased 18%, or $654,000, to $4.2 million for the three months ended March 31, 2003, as compared to $3.6 million for the same period in the prior year. The increase in net interest expense was a result of a decrease in our invested cash balance and a decrease in the interest rates earned on our investments.

      Loss on Investments. Loss on investments for the three months ended March 31, 2003 was $15,000 as compared to $4.3 million for the same period in the prior year. Loss on investments for the three months ended March 31, 2003 represent realized investment losses on sales of marketable securities. For the three months ended March 31, 2002, loss on investments includes $4.3 million attributable to our investment in Netaxs, Inc., a related party at the time of the transaction, which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002.

Liquidity and Capital Resources

      To date, we have financed our operations primarily through private sales of capital stock, the issuance in April 1999 of senior subordinated notes totaling approximately $124.6 million in net proceeds, which we repaid in 1999, an initial public offering of our common stock in October 1999 that provided $217.6 million after underwriters’ discounts and commissions, and the sale in June 2000 of $300 million in 5 1/2% convertible subordinated notes due July 2007, which generated net proceeds of $290.2 million. We have also entered into capital lease agreements to fund the acquisition of property and equipment.

      As of March 31, 2003, cash, cash equivalents and marketable securities totaled $109.9 million, of which $10.8 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash. To date, our revenue has not been sufficient to fully fund our liquidity needs. Accordingly, we have been required to use our cash and marketable securities on hand to address the deficiency. As a result, cash and marketable securities decreased by $15.3 million in the first quarter of 2003. Of such amount, $12.6 million was attributable to payment of interest on our 5 1/2% convertible notes and litigation settlement costs.

      Cash used in operating activities decreased 64%, or $23.0 million, to $13.0 million for the three months ended March 31, 2003 compared to $36.0 million for the same period in the prior year. The decrease in cash used in operating activities was primarily due to a decrease in net losses before restructuring charges and non-cash expenses and a decrease in the amount of cash payments for restructuring activities, partially offset by an increase in accounts receivable. We have entered into a lease amendment under which we will be required to make payments of $8.8 million in the second quarter of 2003. In addition, we are negotiating other lease agreements under which we could be required to make termination payments which could be significant. We expect such payments to be in the range of $6 million to $7 million. We expect that cash used in operating activities will continue to decline as a result of actions we undertook in 2002 to reduce operating costs; however, the timing and amount of any lease termination payments and other working capital changes will affect the actual amount of cash used in operating activities.

      Cash provided by investing activities was $411,000 for the three months ended March 31, 2003 compared to $20.9 million for the same period in the prior year. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from sales and maturities of investments. Cash provided by investing activities for the three months ended March 31, 2003 reflects net purchases, sales and maturities of investments of $2.6 million less capital expenditures of $2.2 million, consisting primarily of the capitalization of internal-use software development costs related to our current and future service offerings. We do not anticipate significant capital expenditures related to our deployed network during 2003. We expect to continue capitalizing internal-use software development costs at a consistent rate during subsequent quarters in 2003.

      Cash used in financing activities was $143,000 for the three months ended March 31, 2003, as compared to cash provided by financing activities of $136,000 for the three months ended March 31, 2002. Cash used in financing activities during the three months ended March 31, 2003 reflects proceeds from the issuance of common stock under our stock plans of $164,000 and payments on our capital lease obligations of $307,000.

      We believe, based on our present business plan, that our current cash, cash equivalents, marketable securities and restricted marketable securities of $109.9 million will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments

      The table included in our Annual Report on Form 10-K under the heading “Contractual Obligations and Commercial Commitments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, does not reflect events which occurred subsequent to December 31, 2002. As a result of our amended facility lease agreement for our Santa Clara property and amended capital lease agreement entered into in April 2003, our contractual obligations have been revised as follows (in millions):

	Payments Due by Period

		Less than	12-36	36-60	More than
Contractual Obligations as of December 31, 2002	Amount	12 Months	Months	Months	60 Months

Real estate operating leases	$45.6	$15.1	$16.7	$8.9	$4.9
Capital leases and purchase obligations	2.0	2.0	—	—	—

Letters of Credit

      As of March 31, 2003, we had issued $10.8 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to long-term facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.2 million are classified as long-term marketable securities and $7.6 million are classified as short-term marketable securities on the consolidated balance sheet dated as of March 31, 2003. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. We expect a decrease of approximately $7.0 million in letters of credit due to the settled lease obligations during the next quarter.

Guarantor Agreements

      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Obligations under Guarantees” in the footnotes to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of these indemnification agreements. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We have determined, as of March 31, 2003 that the fair value of our guarantees issued or modified during the three months ended March 31, 2003 is zero.

Recent Accounting Pronouncements

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

      In January 2003, the FASB issued Interpretation 46, or FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51.” FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact that FIN 46 will have on our consolidated financial statements. In particular, we are evaluating whether Akamai Australia, a joint venture, is a variable interest entity.

Factors Affecting Future Operating Results

      The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time.

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

      We have never been profitable. We have incurred significant losses since inception and expect to continue to incur losses in the future. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative, interest and other expenses. Therefore, we will need to generate significantly higher revenue to achieve and maintain profitability. There are numerous factors that could impede our ability to increase revenue and moderate expenses, including:

•	any lack of market acceptance of our services due to continuing concerns about commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service and regulatory initiatives;

•	any failure of our current and planned services and software to operate as expected;

•	a failure by us to respond rapidly to technological changes in our industry which could cause our services to become obsolete;

•	a continuation of adverse economic conditions worldwide that have contributed to slowdowns in capital expenditures by businesses, particularly capital spending in the information technology market;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services and software.

Our failure to significantly increase our revenue would seriously harm our business and operating results and could cause us to fail to make interest or principal payments on our outstanding indebtedness.

      We have significant long-term debt, and we may not be able to make interest or principal payments when due. As of March 31, 2003, our total long-term debt was approximately $300 million and our stockholders’ deficit was approximately $174 million. Our 5 1/2% convertible subordinated notes due 2007, which we refer to as our 5 1/2% notes, do not restrict our ability or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the 5 1/2% notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The holders of our 5 1/2% notes have the right to convert the notes into our common stock. The conversion price for the 5 1/2% notes is $115.47 per share. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated notes. If the market price for our common stock does not exceed the conversion price, the holders of the notes are unlikely to convert their securities into common stock.

      Historically, we have had negative cash flow from operations. For the year ended December 31, 2002, net cash used in operating activities was approximately $65.8 million. For the quarter ended March 31, 2003, net cash used in operating activities was approximately $13.0 million. Annual interest payments on our debentures, assuming no securities are converted or redeemed, is approximately $16.5 million. Unless we are able to generate sufficient operating cash flow to service the 5 1/2% notes, we will be required to raise additional funds or default on our obligations under the debentures and notes.

If we are required to seek additional funding, such funding may not be available on acceptable terms or at all.

      If our revenue decreases or grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may need to obtain funding from outside sources. If we are unable to obtain this funding, our business would be materially and adversely affected. In addition, even if we were to find outside funding sources, we might be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their services with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer or Internet service providers, or ISPs, from installing our servers. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

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

      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. We believe that we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons. For example, a number of these network providers have recently filed for protection under the federal bankruptcy laws. As a result, there is uncertainty about whether such providers, or others that enter into bankruptcy, will be able to continue to provide services to us. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

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

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, including without limitation taxes, doubtful accounts and restructuring charges, that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructurings, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. As a result, our actual results could vary from those reflected in our projections and accruals, which could adversely affect our stock price.

Our business involves numerous risks and uncertainties that affect the trading price of our common stock, which could result in litigation against us.

      The price of our common stock has been and likely will continue to be subject to substantial fluctuations. The following factors may contribute to the instability of our stock price:

•	variations in our quarterly operating results;

•	the addition or departure of our key personnel;

•	announcements by us or our competitors of significant contracts, litigation developments, or new or enhanced products or service offerings;

•	changes in financial estimates by securities analysts;

•	our sales of common stock or other securities in the future;

•	changes in market valuations of networking, Internet and telecommunications companies;

•	significant discrepancies between our estimates used in preparing our consolidated financial statements and our actual results;

•	significant unexpected cash payments;

•	fluctuations in stock market prices and volumes; and

•	changes in general economic conditions, including interest rate levels.

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

We have incurred and could continue to incur substantial costs defending our intellectual property from infringement or a claim of infringement.

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

      We have expanded our international operations to Japan. In addition, we have a joint venture in Australia. We may continue to expand our sales and support organizations internationally. Therefore, we would be committed to incur significant resources to expand our international sales and marketing activities. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	lack of market acceptance of our software and services abroad;

•	increased expenses associated with marketing services in foreign countries;

•	general economic conditions in international markets;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

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

Internet-related and other laws could adversely affect our business.

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

We could be delisted from the NASDAQ National Market if we are unable to comply with the continued listing requirements.

      We recently transferred our stock listing to the NASDAQ National Market from the NASDAQ Small Cap. In order to continue trading on the NASDAQ National Market, we must satisfy the continued listing requirements for that market. While we are presently in compliance with the new continued listing requirements, we cannot be sure that we will be able to maintain compliance with them. A delisting of our common stock from the NASDAQ National Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us, or at all.

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

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We also hold investments in the equity of several public and private companies. The carrying amount of these investments at March 31, 2003 was approximately $477,000, which we believe approximates their fair value.

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

      Our 5 1/2% convertible notes are subject to changes in market value. As of March 31, 2003, the carrying amount and fair value of these notes were $300.0 million and $207.0 million, respectively.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation of Akamai’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that Akamai’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are operating in an effective manner.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      In July 2002, Cable and Wireless Internet Services, or C&W, formerly known as Digital Island, filed suit against us in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a C&W patent issued in that month. C&W sought a preliminary injunction restraining us from offering an Akamai service feature alleged to infringe such patent. That motion was denied in April 2003. In August 2002, C&W filed a suit against us in the United States District Court for the Northern District of California alleging that a different Akamai service feature infringes a second C&W patent. C&W also sought a preliminary injunction against Akamai offering such feature, but that motion for preliminary injunction was dismissed. We believe that we have meritorious defenses to the claims made in the complaints and intend to contest the lawsuits vigorously; however, there can be no assurance that we will be successful.

      See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2002 for a discussion of legal proceedings as to which there were no material developments during the quarter ended March 31, 2003.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

      (b)     Reports on Form 8-K

      On March 13, 2003, we filed a Current Report on Form 8-K under Item 5 (Other Events) to furnish the information that, on February 28, 2003, we had reached a settlement on litigation matter and that, as a result of this settlement, we made adjustments to certain financial results reported in an earnings announcement press release and telephone conference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

By:	/s/ ROBERT COBUZZI

Robert Cobuzzi
Chief Financial Officer

Date: May 15, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GEORGE H. CONRADES

George H. Conrades
Chief Executive Officer

Dated: May 15, 2003

CERTIFICATIONS

      I, Robert Cobuzzi, certify that:

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT COBUZZI

Robert Cobuzzi
Chief Financial Officer

Dated: May 15, 2003

EXHIBIT INDEX

Exhibit 10.23	Amendment to Real Estate lease dated May 5, 2003, between the registrant and San Tomas Properties, LLC.
Exhibit 10.24	2003 EVP Incentive Plan dated April 29, 2003 between the registrant and Michael Ruffolo
Exhibit 10.25	2003 EVP Incentive Plan dated May 2, 2003 between the registrant and Chris Schoettle
Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002