Form 10-Q
period 2003-06-30
AKAMAI TECHNOLOGIES INC
filed 2003-08-14
CIK 1086222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27275

AKAMAI TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3432319 (I.R.S. Employer Identification Number)

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

     The number of shares outstanding of the registrant’s common stock as of August 11, 2003: 119,488,673 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.26 INCENTIVE STOCK OPTION AGREEMENT (MR)
EX-10.27 INCENTIVE STOCK OPTION AGREEMENT (CS)
EX-31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-32.1 CERTIFICATION TO SECT. 906 (CEO)
EX-32.2 CERTIFICATION TO SECT. 906 (CFO)

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$90,719	$111,262
Marketable securities (including restricted securities of $630 and $3,161 at June 30, 2003 and December 31, 2002, respectively)	1,608	3,664
Accounts receivable, net of allowance for doubtful accounts of $1,396 and $1,939 at June 30, 2003 and December 31, 2002, respectively	22,004	16,290
Due from related parties (Note 10)	—	1,284
Prepaid expenses and other current assets	9,284	9,183

Total current assets	123,615	141,683
Property and equipment, net	38,143	63,159
Restricted marketable securities	4,018	10,244
Goodwill	4,937	4,937
Other intangible assets, net (Note 9)	263	2,473
Other assets	6,045	7,367

Total assets	$177,021	$229,863

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$13,630	$16,847
Accrued expenses (Note 7)	30,339	37,062
Deferred revenue	2,424	2,361
Current portion of obligations under capital leases and vendor financing	1,054	1,207
Current portion of accrued restructuring (Note 8)	4,598	23,622

Total current liabilities	52,045	81,099
Obligations under capital leases and vendor financing, net of current portion	—	1,006
Accrued restructuring, net of current portion (Note 8)	4,440	13,994
Other liabilities	1,284	1,854
Convertible notes	300,000	300,000

Total liabilities	357,769	397,953

Commitments, contingencies and guarantees (Note 12)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2003 and December 31, 2002	—	—

	June 30,	December 31,
	2003	2002

Common stock, $0.01 par value; 700,000,000 shares authorized; 118,820,295 shares issued and outstanding at June 30, 2003; 117,660,254 shares issued and outstanding at December 31, 2002	1,188	1,177
Additional paid-in capital	3,429,730	3,428,434
Deferred compensation	(4,233)	(9,895)
Notes receivable for stock (Note 13)	(764)	(3,473)
Accumulated other comprehensive income (loss)	939	(18)
Accumulated deficit	(3,607,608)	(3,584,315)

Total stockholders’ deficit	(180,748)	(168,090)

Total liabilities and stockholders’ deficit	$177,021	$229,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenue:
Service	$36,882	$31,251	$72,439	$66,168
License and other	814	2,517	1,747	2,981
Service and license from related parties (Note 10)	63	2,554	137	5,100

Total revenue	37,759	36,322	74,323	74,249

Cost and operating expenses:
Cost of revenue	15,832	22,966	33,717	46,277
Research and development	2,816	5,209	6,288	11,597
Sales and marketing	12,049	16,619	23,138	33,631
General and administrative	16,006	26,322	32,077	50,925
Amortization of other intangible assets (Note 9)	12	2,231	2,210	7,468
Restructuring charges (Note 8)	1,299	602	(8,521)	13,011

Total cost and operating expenses	48,014	73,949	88,909	162,909

Loss from operations	(10,255)	(37,627)	(14,586)	(88,660)
Interest expense, net	(4,268)	(3,733)	(8,496)	(7,307)
Loss on investments	—	(759)	(15)	(5,087)

Loss before provision for income taxes	(14,523)	(42,119)	(23,097)	(101,054)
Provision for income taxes	123	123	196	246

Net loss	$(14,646)	$(42,242)	$(23,293)	$(101,300)

Basic and diluted net loss per share	$(0.13)	$(0.38)	$(0.20)	$(0.91)
Weighted average common shares outstanding	117,109	112,253	116,754	110,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(23,293)	$(101,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	31,536	51,263
Equity-related compensation	6,239	11,017
Interest income on notes receivable for stock	(66)	(64)
Non-cash portion of restructuring charge	144	602
Loss on investments, property and equipment and foreign currency	(260)	5,528
Changes in operating assets and liabilities:
Accounts receivable, net	(4,046)	3,141
Prepaid expenses and other current assets	1,936	470
Accounts payable, accrued expenses and other current liabilities	(10,200)	(10,678)
Deferred revenue	(37)	(734)
Other noncurrent assets and liabilities	(28,895)	(3,225)

Net cash used in operating activities	(26,942)	(43,980)

Cash flows from investing activities:
Purchases of property and equipment and additions to internal-use software	(4,059)	(6,454)
Purchase of investments	—	(24,551)
Proceeds from sales of property and equipment	86	221
Proceeds from sales and maturities of investments	8,757	83,138

Net cash provided by investing activities	4,784	52,354

Cash flows from financing activities:
Payments on capital leases and vendor financing	(1,159)	(851)
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	1,735	1,623

Net cash provided by financing activities	576	772

Effects of exchange rate translation on cash and cash equivalents	1,039	221

Net (decrease) increase in cash and cash equivalents	(20,543)	9,367
Cash and cash equivalents, beginning of period	111,262	78,774

Cash and cash equivalents, end of period	$90,719	$88,141

Supplemental disclosure of cash flows information:
Cash paid for interest	$8,372	$8,292

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease obligations and vendor financing	$—	$3,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business, Basis of Presentation and Principles of Consolidation:

     Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services and software that are designed to enable enterprises to extend and control their e-business infrastructure while ensuring superior performance, reliability, scalability and manageability. Akamai’s globally distributed platform comprises more than 14,000 servers in more than 1,100 networks in 70 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing e-business infrastructure services and software.

     The accompanying interim condensed consolidated financial statements, together with the related notes, are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these interim financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements. Accordingly, reference should be made to the Company’s annual report on Form 10-K for the year ended December 31, 2002 for additional disclosures filed with the Securities and Exchange Commission. Results of the interim periods are not necessarily indicative of results for the entire year.

     The consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.     Recent Accounting Pronouncements:

     In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered elements; and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined, and the total consideration of the arrangement should be allocated, among the individual units based on their relative fair value. The guidance in this issue is effective for revenue arrangements entered into by the Company after June 30, 2003. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation 46, or FIN 46, “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51.” FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is not currently an investor in any variable interest entities.

     In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of debt that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of the SFAS No. 150 did not impact the Company’s financial statements.

3.     Equity-Related Compensation:

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Akamai applies the provisions of SFAS No. 123, as amended by SFAS No. 148, through disclosure only for stock-based awards issued to employees. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

     The following table illustrates the effect on net loss and net loss per share if the Company had accounted for stock options issued to employees under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(14,646)	$(42,242)	$(23,293)	$(101,300)
Stock-based employee compensation included in reported net loss	2,036	4,662	5,000	10,998
Stock-based employee compensation expense determined under fair value method for all awards	(9,773)	(12,565)	(21,905)	(26,456)

Pro forma net loss	$(22,383)	$(50,145)	$(40,198)	$(116,758)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.38)	$(0.20)	$(0.91)
Pro forma	$(0.19)	$(0.45)	$(0.34)	$(1.05)

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

     The following table sets forth the components of potential common stock excluded from the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of June 30,

	2003	2002

Stock options	15,365,650	15,927,248
Warrants	1,039,387	1,052,694
Unvested restricted common stock	770,107	2,672,695
Contingently issuable stock	—	7,692,308
Convertible notes	2,598,077	2,598,077

     On July 10, 2003, warrants were exercised to purchase 492,736 shares of common stock. In lieu of the exercise price of these warrants, the warrant holder surrendered 441,932 additional warrants to Akamai as consideration.

5.     Comprehensive Loss:

     The following table presents the calculation of comprehensive loss and its components for the three and six-month periods ended June 30, 2003 and 2002 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(14,646)	$(42,242)	$(23,293)	$(101,300)
Other comprehensive income (loss):
Foreign currency translation adjustment	374	269	485	281
Unrealized gain (loss) on investments	502	(237)	472	(334)
Reclassification adjustment for investment losses included in net loss	—	297	—	103

Comprehensive loss	$(13,770)	$(41,913)	$(22,336)	$(101,250)

     For the periods presented, accumulated other comprehensive income (loss) consisted of (in thousands):

	As of June 30,	As of December 31,
	2003	2002

Foreign currency translation adjustment	$517	$32
Unrealized gain (loss) on investments	422	(50)

Total accumulated other comprehensive income (loss)	$939	$(18)

6.     Asset Retirement Obligation:

     In January 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. As a result of adopting this statement, the Company recorded an asset retirement obligation and associated long-lived asset of $109,000 as of January 1, 2003 for the fair value of a contractual obligation to remove leasehold improvements at the conclusion of the Company’s facility lease in Cambridge, Massachusetts. The obligation and asset are classified on the Company’s consolidated balance sheet as of June 30, 2003 as non-current liabilities and property and equipment, respectively. The Company will amortize the asset and accrete the obligation over the remaining life of the associated leasehold improvements.

7.     Accrued Expenses:

     Accrued expenses consists of the following (in thousands):

	As of June 30,	As of December 31,
	2003	2002

Payroll and benefits	$6,838	$7,957
Interest	8,250	8,250
Legal settlements	—	6,264
Property, use and other taxes	12,503	11,740
Other	2,748	2,851

Total	$30,339	$37,062

8.     Restructurings and Lease Terminations:

     During the second quarter of 2003, the Company completed the following transactions related to long-term facility leases:

     (a)   The Company amended its lease obligation for a facility in Santa Clara, California. Under the terms of the amendment, the Company made a payment of $9.4 million, which included $600,000 for brokerage fees. The total payment included the release of $5.7 million in restricted cash. The Company will continue to pay rent at the previously contracted rate through the end of 2003. Thereafter, rent will be reduced to a lower rate more aligned with market rates in the area. The amended lease is scheduled to terminate in August 2007. As of June 30, 2003, the remaining restructuring liability related to this facility was $8.3 million, against which the remaining rent payments will be applied. The Company has substantially vacated this area and is actively seeking a subtenant for this space. The Company has estimated no sublease income for this facility due to the market conditions in the area.

     (b)   The Company terminated its long-term lease for its San Mateo, California facility for a payment of $6.0 million and entered into a new lease for the facility. Of such $6.0 million payment, $1.1 million has been recorded as a prepayment for the remaining utilized space and is being amortized over the remaining term of the lease. The Company had previously accrued a restructuring liability for the vacant portion of the original lease. The new lease is scheduled to expire in May 2008. Rent payments under the new lease are lower than under the original lease, more in line with market rates, and the amount of leased space has been reduced by more than 60%.

     (c)   In May 2003, the Company terminated its lease for a facility located in the United Kingdom for a fee of approximately $700,000. In connection with this lease termination, the Company recorded a restructuring charge of $1.1 million for costs related to the termination fee, the write-off of long-lived assets and long-term deposits. The Company has relocated its operations in Europe to a smaller facility.

As a result of the amendments to or terminations of the above long-term leases, the Company reversed $9.5 million in previously accrued restructuring liabilities for the six months ended June 30, 2003 and made a total of $16.1 million in cash payments to complete the transactions.

     The following table summarizes the accrual and usage of the restructuring charges in 2003 (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2002	$37.5	$0.1	$37.6
Total restructuring benefits during the six months ended June 30, 2003 (includes the reversal of $9.5 million of previously accrued restructuring liabilities)	(8.4)	(0.1)	(8.5)
Cash payments during the six months ended June 30, 2003	(20.1)	—	(20.1)

Ending balance, June 30, 2003	$9.0	$—	$9.0
Current portion of accrued restructuring	$4.6		$4.6

Long-term portion of accrued restructuring	$4.4		$4.4

     The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors. In the event the Company is able to sublease restructured space at amounts that are higher than previously anticipated, the Company will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

9.     Other Intangible Assets:

     Other intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(26,769)	$—
Trademarks and trade names	4,527	(4,527)	—
Acquired license rights	490	(227)	263

Total	$31,786	$(31,523)	$263

	December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(24,890)	$1,879
Trademarks and trade names	4,527	(4,220)	307
Acquired license rights	490	(203)	287

Total	$31,786	$(29,313)	$2,473

     Amortization expense for other intangible assets was $12,000 and $2.2 million for the three months ended June 30, 2003 and 2002, respectively, and $2.2 and $7.5 million for the six months ended June 30, 2003 and 2002, respectively. Amortization expense is expected to be $25,000 for the remainder of 2003 and $50,000 in each year thereafter through 2008.

10.     Transactions with Related Parties:

     During the three and six-month periods ended June 30, 2003 and 2002, the Company recognized revenue from the following related parties as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Akamai Australia	$63	$—	$137	$—
Akamai Technologies Japan K.K. and Softbank Broadmedia Corporation (“SBBM”)	—	2,302	—	4,600
Sockeye Networks, Inc.	—	252	—	500

Total	$63	$2,554	$137	$5,100

     The Company formed Akamai Australia in August 2002 as a joint venture with ES Group Ventures Pty Ltd (“ES Ventures”). The Company owned 40% of Akamai Australia and accounted for its investment under the equity method. No losses of the joint venture were recognized because Akamai’s basis in its investment in Akamai Australia was zero. Upon inception of the joint venture, the Company entered into a five-year distribution agreement with Akamai Australia under which Akamai Australia was required to make quarterly payments to the Company in accordance with minimum resale commitments. As of June 30, 2003, no amounts were due from Akamai Australia.

     In June 2003, Akamai and ES Ventures terminated the joint venture. In accordance with the termination agreement, Akamai removed its representatives from the joint venture’s board of directors and surrendered its 40% interest in the entity. ES Ventures agreed to wind down the affairs of the joint venture and will be responsible for settling all of the joint venture’s obligations. The distribution agreement was terminated, and Akamai forgave all amounts due under the agreement. To date, revenue has been recognized under the distribution agreement only to the extent of the cash received from the joint venture. Akamai purchased all customer contracts from the former joint venture for a fee of $472,000 and will continue to service these customers. The fee has been recorded as an asset and will be amortized against the future revenue of these customers.

     In December 2002, Akamai sold its 40% equity interest in Akamai Technologies Japan K.K., formerly a joint venture between Akamai and SBBM. For the three and six months ended June 30, 2002, the Company recognized $1.1 million and $2.2 million, respectively, under a reseller agreement with Akamai Technologies Japan K.K. Akamai also recognized $1.2 million and $2.4 million under a technology license agreement with SBBM during the three and six months ended June 30, 2002, respectively, which was considered a related party at the time the revenue was recognized due to SBBM’s relationship with Akamai Technologies Japan K.K. In January 2003, Akamai formed a wholly-owned subsidiary in Japan through which it will sell its services and support its reseller relationships. As of December 31, 2002, $1.1 million was due from Akamai Technologies Japan K.K. and is included in due from related parties on the consolidated balance sheet. This amount was paid in January 2003.

     The Company previously held a 40% equity interest in Sockeye Networks, Inc. In November 2002, the Company significantly reduced its equity interest in Sockeye and, as of June 30, 2003, Akamai’s management does not have a position on Sockeye’s board of directors. The Company currently accounts for this investment under the cost method due to the significant reduction in ownership interest. During the three and six months ended June 30, 2002, the Company recognized $252,000 and $500,000, respectively, of revenue from Sockeye under a quarterly service agreement. This agreement was cancelled in the fourth quarter of 2002.

11.     Segment Disclosure:

     The Company deploys its servers into networks worldwide. As of June 30, 2003, the Company had approximately $31.3 million and $6.8 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2002, the Company had approximately $49.5 million and $13.7 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services through a direct and indirect sales force located both domestically and abroad. For both the three and six months ended June 30, 2003, approximately 15% of revenue was derived from the Company’s operations outside the United States of America. For both the three and six months ended June 30, 2002, approximately 13% of revenue was derived from sources outside of the United States.

12.     Commitments, Contingencies and Guarantees:

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

     In July 2002, Cable and Wireless Internet Services (“C&W”), formerly known as Digital Island, filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a C&W patent issued in that month. C&W sought a preliminary injunction restraining the Company from offering an Akamai service feature alleged to infringe such patent. That motion was denied in April 2003. In August 2002, C&W filed a lawsuit against the Company in the United States District Court for the Northern District of California alleging that a different Akamai service feature infringes a second C&W patent. C&W filed a motion for a preliminary injunction; however, that motion was dismissed. A trial date has been set for December 2003. The Company has not accrued any amounts related to this litigation because a loss is not yet considered probable. In August 2003, C&W filed suit against the Company and two of its subsidiaries in the High Court of Justice, Chancery Division in the United Kingdom alleging infringement of a C&W patent. The Company has not accrued any amounts related to this litigation because a loss is not yet considered probable.

     In September 2002, Teknowledge Corporation (“Teknowledge”) filed a lawsuit in the United States District Court for the District of Delaware against Akamai, C&W and Inktomi Corporation alleging that certain services offered by each company infringe a Teknowledge patent relating to automatic retrieval of changed files by a network software agent. The Company has not recorded a liability related to this lawsuit because a loss is not yet considered probable.

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

     In April 2003, the Company and Massachusetts Institute of Technology (“M.I.T.”) amended a suit originally filed against Speedera in February 2002 in federal court in Massachusetts alleging that Speedera infringes a newly-issued content delivery patent held by M.I.T. and licensed to Akamai. In response, Speedera filed a counterclaim in this case alleging that Akamai has infringed a Speedera patent relating to the combined provision of traffic management and content delivery services. The Company has not recorded a liability related to the counterclaim because a loss is not yet considered probable.

Guarantees

     In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions of FIN 45 were effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of the Company’s guarantees issued or modified during the three months ended June 30, 2003 was nominal.

13.     Subsequent Events

     In July 2003, the Company discounted the amount due under a note receivable that had been issued to the Company by a former officer to enable him to purchase shares of the Company’s common stock. The Company recorded the discounted amount of $1.0 million as equity-related compensation and reclassified the remaining $1.8 million due on the note from stockholders’ deficit to current assets. The note was paid in full in July 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We believe that this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this quarterly report on Form 10-Q consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Factors Affecting Future Operating Results.” We assume no obligation to update any such forward-looking statements.

Overview

     The following sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenue	100%	100%	100%	100%
Cost of revenue	41.9	63.2	45.4	62.3
Research and development	7.5	14.3	8.5	15.6
Sales and marketing	31.9	45.8	31.1	45.3
General and administrative	42.4	72.5	43.2	68.6
Amortization of other intangible assets	0.0	6.1	3.0	10.1
Restructuring charges (benefits)	3.4	1.7	(11.5)	17.5

Total cost and operating expenses	127.1	203.6	119.7	219.4

Loss from operations	(27.1)	(103.6)	(19.7)	(119.4)
Interest expense, net	(11.3)	(10.3)	(11.4)	(9.8)
Loss on investments, net	0.0	(2.1)	0.0	(6.9)

Loss before provision for income taxes	(38.4)	(116.0)	(31.1)	(136.1)
Provision for income taxes	0.3	0.3	0.3	0.3

Net loss	(38.7)%	(116.3)%	(31.4)%	(136.4)%

     Since our inception, we have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. In recent years, we have incurred significant restructuring expenses related to employee severance payments and facility lease settlements. We have incurred significant losses and continue to experience negative cash flows from operations. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses over at least the next 12 months. As of June 30, 2003, we had $300 million of convertible notes outstanding, which become due in 2007. At June 30, 2003, we had cash, cash equivalents and marketable securities of $96.3 million, of which $4.6 million is restricted, as compared to $125.2 million, of which $13.4 million was restricted, as of December 31, 2002. For a further discussion, see “Liquidity and Capital Resources” below.

     We believe that our success is dependent on increasing our net monthly recurring revenue, developing new services and software that leverage our proprietary technology and achieving and maintaining a proper alignment between our revenue and our cost structure. We define net monthly recurring revenue as new bookings of recurring revenue less lost recurring revenue due to customer cancellations, non-renewals or collections issues. A typical recurring revenue contract has a term of one to two years. During the three months ended June 30, 2003, we maintained positive net monthly recurring revenue; however, given the current weak macroeconomic environment, we continue to sell our services and software into a depressed information technology market. Given these and other factors, our ability to predict our future revenue stream is limited.

     Our ability to maintain gross margins that fall within our target range is also critical to our success. We are continuously managing our network costs by renegotiating our current network contracts and entering into new competitively priced bandwidth and co-location contracts that are aligned with our revenue and network usage forecasts. As a result, we have been successful in maintaining our gross margins despite pricing pressure on our service offerings; however, there can be no guarantee that we will be able to continue to reduce our network-related expenses in the future.

     We continue to take steps towards aligning our recurring operating expenses with our revenues and gross margins. Our operating expenses include research and development, sales and marketing and general and administrative expenses. These expenses were $30.9 million and $61.5 million for the three and six months ended June 30, 2003, respectively, compared to $48.2 million and $96.2 million for the three and six months ended June 30, 2002, respectively. During 2002 and 2003, we undertook actions to reduce our overall cost structure, including employee headcount reductions, facility lease terminations and restructurings.

     Our operating expenses include restructuring charges. We recorded a restructuring benefit of $8.5 million for the six months ended June 30, 2003. This benefit represents the adjustment of previously recorded restructuring liabilities due to favorable lease settlements, partially offset by termination costs relating to a facility in Europe. We may incur restructuring charges in the future depending on numerous factors, including the timing and amount of future lease modifications and terminations, the timing and amount of any sublease receipts and any future employee severances. We expect that long-term leases that have been restructured as of June 30, 2003 will require approximately $9.0 million of future contractual payments.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. Estimates reflected in our consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, investments, intangible assets, taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of these critical accounting policies and estimates.

Results of Operations

Revenue. Total revenue increased 4%, or $1.4 million, to $37.8 million for the three months ended June 30, 2003 as compared to $36.3 million for the same period in the prior year. The increase in total revenue for the quarter ended June 30, 2003 as compared to the same period in the prior year was primarily attributable to an increase in service revenue, partially offset by a reduction in license and related party revenue. Total revenue for the six months ended June 30, 2003 and 2002 remained constant at $74.3 million and $74.2 million, respectively. Service revenue increased 9% for the six months ended June 30, 2003 compared to the prior year, offset by a reduction in license and related-party revenue.

     Resellers accounted for 27% of total revenue during the three months ended June 30, 2003 as compared to 23% in the same period in the prior year. For the both the three and six-month periods ended June 30, 2003, 15% of our revenue was derived from our operations located outside of the United States compared to 13% for the same periods in the prior year. For the three and six months ended June 30, 2003, Microsoft Corporation accounted for 12% and 11%, respectively, of revenue. No other customer accounted for 10% or more of revenue in 2003. No customer accounted for more than 10% of revenue for the three and six months ended June 30, 2002.

     As of June 30, 2003, we had 1,001 customers under recurring revenue contracts as compared to 1,034 as of June 30, 2002. Average monthly revenue for each of these customers was approximately $12,300 in the three months ended June 30, 2003, as compared to $10,750 in the same period in the prior year. We increased our EdgeSuite customer base to 434 as of June 30, 2003 with average per-customer monthly recurring revenue of approximately $18,300, as compared to 211 EdgeSuite customers generating average recurring revenue of approximately $22,300 during the same period in the prior year. The reduction in average revenue per EdgeSuite customer was largely a result of the introduction of our new EdgeSuite Delivery offering. This entry-level offering enables customers to more easily consume the basic functionality of our EdgeSuite platform, which has led to an increase in the total number of EdgeSuite customers. This is consistent with our strategy to accelerate market penetration in terms of our customer base, earn trusted relationships with more customers and gain the opportunity to “up-sell” the advanced features and services of our platform including Secure Content Delivery, Dynamic Content Assembly, SureRoute and EdgeComputing to this growing customer base.

     Service revenue increased 18%, or $5.6 million, to $36.9 million for the three months ended June 30, 2003, as compared to $31.3 million for the same period in the prior year. The increase in service revenue was primarily attributable to an increase in average monthly recurring revenue per customer across all of our service offerings, offset by a slight decrease in the number of customers under recurring revenue contracts. The increase in average monthly recurring revenue resulted primarily from changes in the mix of services purchased by customers.

     License and other revenue decreased 68%, or $1.7 million, to $814,000 for the three months ended June 30, 2003 as compared to $2.5 million for the same period in the prior year. License and other revenue includes sales of customized technology solutions sold as perpetual licenses or delivered under long-term contracts. The decrease in license and other revenue reflects a decrease in the number of perpetual licenses executed in the three months ended June 30, 2003 as compared to the same period in the prior year. We expect that license and other revenue will continue to be a relatively small portion of overall revenues during the remainder of 2003.

     Service and license revenue from related parties decreased 98%, or $2.5 million, to $63,000 for the three months ended June 30, 2003, as compared to $2.6 million for the same period in the prior year. The decrease in revenue from related parties was primarily attributable to revenue in the prior year from Sockeye Networks, Inc., SBBM and Akamai Technologies Japan KK with no associated revenue in 2003. We expect no revenue from related parties during the remainder of 2003.

Cost of Revenue. Cost of revenue includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenue also includes payroll and related costs and equity-related compensation for network operations personnel, cost of licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software costs.

     Cost of revenue decreased 31%, or $7.1 million, to $15.8 million for the three months ended June 30, 2003 compared to $23.0 million for the same period in the prior year. For the six months ended June 30, 2003 cost of revenue decreased 28%, or $12.8 million, to $33.4 million as compared to $46.3 million for the same period in the prior year. We decreased cost of revenue by entering into competitively priced network contracts, renegotiating current network contracts to achieve more favorable pricing and improving the management of our network traffic in the current period. Traffic delivered over our network increased over 150% during the three months ended June 30, 2003 compared to the same period in the prior year.

      We are continuously managing our network costs by renegotiating our current network contracts and entering into new competitively priced bandwidth and co-location contracts that are aligned with our revenue and network usage forecasts. Cost of revenue during the three and six months ended June 30, 2003 decreased due to credits of approximately $1.1 million and $1.6 million, respectively, received as a result of network contract settlements and renegotiations. We expect that credits of this nature may occur in the future as a result of our efforts to lower our network costs; however, the timing and amount of these credits will vary.

     For the three and six months ended June 30, 2003 and 2002, cost of revenue was comprised of the following (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Bandwidth, co-location and storage	$5,846	$9,400	$11,900	$19,097
Payroll and related costs of network operations personnel, including equity compensation	742	1,718	1,578	3,418
Cost of license and other	98	—	203	—
Depreciation of network equipment and amortization of internal-use software	9,146	11,848	20,036	23,762

Total cost of revenue	$15,832	$22,966	$33,717	$46,277

Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization. During the three and six months ended June 30, 2003, we capitalized software development costs of $1.7 million and $3.5 million, respectively, net of impairments, as compared to $1.5 million and $2.9 million, respectively, for the same periods in the prior year. These capitalized internal-use software costs are amortized to cost of revenue over their useful lives.

     Research and development expenses decreased 46%, or $2.4 million, to $2.8 million for the three months ended June 30, 2003, as compared to $5.2 million for the same period in the prior year. For the six months ended June 30, 2003, research and development expenses decreased 46%, or $5.3 million, to $6.3 million as compared to $11.6 million for the same period in the prior year. The decrease in research and development expenses was primarily due to an increase in capitalization of internal-use software development costs and a decrease in payroll and related costs, including reduced equity-related compensation, as a result of reduced headcount.

     The following table quantifies the net reduction in research and development expenses (in millions):

	For the Three	For the Six Months
	Months Ended	Ended June 30,
	June 30, 2003 as	2003 as Compared
	Compared to 2002	to 2002

Payroll and related costs, including equity compensation	$(1.8)	$(4.3)
Capitalization of internal-use software development costs and other	(0.6)	(1.0)

Total decrease	$(2.4)	$(5.3)

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses and certain operating costs for our international sales offices. Sales and marketing expenses decreased 28%, or $4.6 million, to $12.0 million for the three months ended June 30, 2003 as compared to $16.6 million for the same period in the prior year. For the six months ended June 30, 2003, sales and marketing expenses decreased 31%, or $10.5 million, to $23.1 million as compared to $33.6 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily due to a reduction in payroll and payroll-related costs, including equity-related compensation attributable to a reduction in headcount in 2002 and a decrease in advertising costs associated with an agreement between CNN and the Company, which expired in the fourth quarter of 2002.

The following table quantifies the net reduction in sales and marketing expenses (in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2003 as	June 30, 2003 as
	Compared to 2002	Compared to 2002

Payroll and related costs, including equity compensation	$(3.2)	$(7.1)
Advertising and related costs	(2.0)	(3.8)
Other	0.6	0.4

Total decrease	$(4.6)	$(10.5)

General and Administrative. General and administrative expenses consist primarily of depreciation of property and equipment used by us internally, payroll and related costs, including equity-related compensation and related expenses for executive, finance, business applications, network management, human resources and other administrative personnel, fees for professional services, the provision for doubtful accounts and rent and other facility-related expenditures for leased properties.

     General and administrative expenses decreased 39%, or $10.3 million, to $16.0 million for the three months ended June 30, 2003 as compared to $26.3 million for the same period in the prior year. For the six months ended June 30, 2003, general and administrative expenses decreased 37%, or $18.8 million, to $32.1 million as compared to $50.9 million for the same period in the prior year. The decrease in general and administrative expenses was primarily due to reduced payroll and related costs, including equity-related compensation, as a result of reductions in headcount, reduced rent expense due to facility restructurings and a reduction in depreciation.

The following table quantifies the net reduction in general and administrative expenses (in millions):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2003 as	June 30, 2003 as
	Compared to 2002	Compared to 2002

Depreciation	$(4.5)	$(8.0)
Payroll and related costs, including equity compensation	(3.5)	(6.3)
Rent and facilities	(2.1)	(2.9)
Other	(0.2)	(1.6)

Total decrease	$(10.3)	$(18.8)

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased 99%, or $2.2 million, to $12,000 for the three months ended June 30, 2003 as compared to $2.2 million for the same period in the prior year. For the six months ended June 30, 2003, amortization of other intangible assets decreased 70%, or $5.3 million, to $2.2 million as compared to $7.5 million for the same period in the prior year. Intangible assets acquired in business combinations were fully amortized as of the end of the first quarter of 2003. We expect to amortize approximately $25,000 of intangible assets during the remainder of 2003 and $50,000 in each year thereafter through 2008.

Restructuring Charges. During the second quarter of 2003, we amended or terminated three long-term leases in connection with which we paid our lessors a total of $16.1 million in cash and restricted cash. As a result of these lease amendments and terminations, we reversed $9.5 million of previously accrued restructuring liabilities for the six months ended June 30, 2003 and recorded $1.1 million for costs relating to the restructuring of a facility located in Europe. These settlements will result in cost savings of approximately $8.0 million starting in 2004 and over $50.0 million by the end of the original lease terms. The three lease transactions are as follows:

(i)      We amended our lease obligation for our facility in Santa Clara, California. Under terms of the amendment, we made a payment of $9.4 million, including brokerage fees of $600,000. The total payment included the release of $5.7 million in restricted cash. We will continue to pay rent at the previously contracted rate through the end of 2003. Thereafter, rent will be reduced to a lower rate substantially aligned with market rates in the area. The amended lease is scheduled to terminate in August 2007. As of June 30, 2003, the remaining restructuring liability related to this facility was $8.3 million, against which the remaining rent payments will be applied. We have substantially vacated this area and are actively seeking a subtenant for this space; however, we have estimated no sublease income due to the market conditions in the area.

(ii)      We terminated our long-term lease for our San Mateo, California facility and entered into a new lease for this facility for a payment of $6.0 million. Of such $6.0 million payment, $1.1 million has been recorded as a prepayment for the remaining utilized space and is being amortized over the remaining term of the lease. We had previously accrued a restructuring liability for the vacant portion of the original lease. The new lease is scheduled to expire in May 2008. Rent payments under the new lease are more in line with current market rates and the amount of leased space has been reduced by more than 60%.

(iii)      Finally, we terminated our lease for a facility located in Europe for a fee of approximately $700,000. In connection with this termination, we impaired $400,000 of long-lived assets and long-term deposits. We have relocated our operations in the United Kingdom to a smaller facility.

     In the first quarter of 2002, we terminated our facility leases for 500 and 600 Technology Square in Cambridge, Massachusetts, at an aggregate cost of $15.9 million, including brokerage and legal fees. As of the termination date, the accrued restructuring liability attributable to these leases was $7.2 million. Accordingly, we recorded an additional restructuring charge of $8.7 million for the difference between the actual termination costs and the amount previously accrued. In addition, we recorded an additional $3.7 million restructuring charge, which represents a reduction in anticipated sublease income. During the second quarter of 2002, we recorded a non-cash restructuring charge of $602,000 to write-off long-lived assets and deferred rent related to vacated properties. As a result, during the six months ended June 30, 2002 we recorded total restructuring charges of $13.0 million.

     The following table summarizes the usage of the restructuring liabilities related to real estate leases for the six months ended June 30, 2003 (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2002	$37.6
Restructuring benefits (includes reversal of $9.5 million of previously accrued restructuring liabilities)	(8.5)
Cash payments	(20.1)

Ending balance, June 30, 2003	$9.0

Current portion of accrued restructuring	$4.6

Long-term portion of accrued restructuring	$4.4

The amount of restructuring liabilities associated with real estate leases has been estimated based on the most recently available market data and discussions with our lessors and real estate advisors. In the event that we are able to sublease our restructured space at amounts that are higher than previously anticipated, we will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

Interest Expense, Net. Net interest expense includes interest accrued on our debt obligations less interest earned on invested cash balances. Net interest expense increased 14%, or $535,000, to $4.3 million for the three months ended June 30, 2003 as compared to $3.7 million for the same period in the prior year. For the six months ended June 30, 2003, net interest expense increased 16%, or $1.2 million, to $8.5 million compared to $7.3 million for the same period in the prior year. The increase in net interest expense was a result of a decrease in our invested cash balance and a decrease in the interest rates earned on our investments.

Loss on Investments. Loss on investments for the six months ended June 30, 2003 was $15,000 as compared to $5.1 million for the same period in the prior year. Loss on investments for the six months ended June 30, 2003 represents realized investment losses on the sale of marketable securities. For the six months ended June 30, 2002, loss on investments includes $4.3 million attributable to our investment in Netaxs, Inc., a related party at the time of the transaction, which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002, a loss of $902,000 to adjust the cost basis of an investment in an equity security to fair value and approximately $143,000 of realized investment gains.

Liquidity and Capital Resources

     To date, we have financed our operations primarily through private sales of capital stock, the issuance in April 1999 of senior subordinated notes totaling approximately $124.6 million in net proceeds, which we repaid in 1999, an initial public offering of our common stock in October 1999 which resulted in net proceeds of $217.6 million after underwriters’ discounts and commissions, and the sale in June 2000 of $300 million in 5 ½% convertible subordinated notes due July 2007, which generated net proceeds of $290.2 million.

     As of June 30, 2003, cash, cash equivalents and marketable securities totaled $96.3 million, of which $4.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash. To date, our revenue has not been sufficient to fully fund our liquidity needs. Accordingly, we have used our cash, cash equivalents and marketable securities on hand to address the deficiency. As a result, cash, cash equivalents and marketable securities decreased by $13.6 million during the three months ended June 30, 2003 and $28.9 million during the six months ended June 30, 2003. Of the $28.9 million decrease, $8.3 million was attributable to payment of interest on our 5 ½% convertible notes, $4.3 million was attributable to litigation settlement costs net of insurance proceeds, and $16.1 million was attributable to facility lease settlement. We expect our payments relating to facility lease restructurings to decrease in the future. We expect to make approximately $3.7 million in payments toward restructured facility leases during the remainder of 2003.

     Cash used in operating activities decreased 39%, or $17.0 million, to $26.9 million for the six months ended June 30, 2003 compared to $44.0 million for the same period in the prior year. The decrease in cash used in operating activities was primarily due to a decrease in net losses before non-cash expenses, including the reversal of $9.5 million of restructuring liabilities, partially offset by an increase of $9.0 million in accounts and notes receivable and a decrease in accounts payable. We expect that cash used in operating activities will continue to decline as a result of actions we undertook in 2002 and 2003 to reduce operating costs by reducing our rent expenses; however, the timing and amount of any other working capital changes will affect the actual amount of cash used in operating activities.

     Cash provided by investing activities was $4.8 for the six months ended June 30, 2003 compared to $52.4 million for the same period in the prior year. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from sales and maturities of investments. Cash provided by investing activities for the six months ended June 30, 2003 reflects net purchases, sales and maturities of investments of $8.8 million less capital expenditures of $4.1 million, consisting primarily of the capitalization of internal-use software development costs related to our current and future service offerings. We do not anticipate significant capital expenditures related to our deployed network during 2003. We expect to use our available cash to fund the expenditures. In July 2003, we realized investment gains of $1.5 million related to the sale of an equity investment.

     Cash provided by financing activities was $576,000 for the six months ended June 30, 2003, as compared to cash provided by financing activities of $772,000 for the six months ended June 30, 2002. Cash provided by financing activities during the six months ended June 30, 2003 reflects proceeds from the issuance of common stock under our stock plans and employee stock purchase plans of $1.7 million and payments on our capital lease obligations of $1.2 million. We expect cash provided by financing activities of $1.8 million in the third quarter of 2003 as a result of the settlement of a note receivable with a former officer.

     We believe, based on our present business plan, that our current cash, cash equivalents, marketable securities and restricted marketable securities of $96.3 million will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may seek to retire or refinance our long-term debt with cash, equity or a combination thereof. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments

     As a result of our amended and terminated facility lease agreements for our Santa Clara, San Mateo and European properties and an amendment to a capital lease agreement, our contractual obligations have been revised The following table presents our contractual obligations and commercial commitments as of June 30, 2003 over the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations
as of June 30, 2003		Less than	12-36	36-60	More than
	Amount	12 months	months	months	60 months

5 1/2% convertible notes	$300.0	$—	$—	$300.0	$—
Bandwidth and co-location agreements	14.4	10.7	3.7	—	—
Real estate leases	30.1	8.8	10.2	8.4	2.7
Capital leases and vendor financing	1.1	1.1	—	—	—
Purchase obligations	0.5	0.5	—	—	—

Total contractual obligations	$346.1	$21.1	$13.9	$308.4	$2.7

Letters of Credit

     As of June 30, 2003, we had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to long-term facility leases. The letters of credit are collateralized by restricted marketable securities, of which $4.0 million are classified as long-term marketable securities and $630,000 are classified as short-term marketable securities on the consolidated balance sheet dated as of June 30, 2003. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit.

Off-Balance Sheet Arrangements

     We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Obligations under Guarantees” in the footnotes to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of these indemnification agreements. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Guarantees issued or modified during the three and six months ended June 30, 2003 was nominal.

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their relative fair value. The guidance in this issue is effective for revenue arrangements entered into after June 30, 2003. We do not expect that the adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation 46, or FIN 46, “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51.” FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are not currently an investor in any variable interest entities.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of debt that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

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

• failure to increase sales of our EdgeSuite service;

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

     We have significant long-term debt, and we may not be able to make interest or principal payments when due. As of June 30, 2003, our total long-term debt was approximately $300 million and our stockholders’ deficit was approximately $180.7 million. Our 5 1/2% convertible subordinated notes due 2007, which we refer to as our 5 1/2% notes, do not restrict our ability or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the 5 1/2% notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The holders of our 5 1/2% notes have the right to convert the notes into our common stock. The conversion price for the 5 1/2% notes is $115.47 per share. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated notes. If the market price for our common stock does not exceed the conversion price, the holders of the notes are unlikely to convert their securities into common stock.

     Our 5 ½% convertible subordinated debentures are currently trading at a discount to their face amount. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase outstanding convertible debentures for cash; exchange debentures for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debentures, the number of shares that we might issue as a result of such exchanges could significantly exceed the number of shares originally issuable upon conversion of such debentures. We cannot assure you that we will repurchase or exchange any outstanding convertible debentures.

     Historically, we have had negative cash flow from operations. For the year ended December 31, 2002, net cash used in operating activities was approximately $65.8 million. For the quarter ended June 30, 2003, net cash used in operating activities was approximately $13.9 million. Annual interest payments on our debentures, assuming no securities are converted or redeemed, is approximately $16.5 million. Unless we are able to generate sufficient operating cash flow to service the 5 1/2% notes, we will be required to raise additional funds or default on our obligations under the debentures and notes.

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

     Prices we have been charging for some of our services have declined in recent quarters. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we address. Consequently, our historical revenue rates may not be indicative of future revenue based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of “upselling” our higher-priced services to our EdgeSuite Delivery customers, our revenue and gross margins will decrease, and our business and financial results will suffer.

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

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, including without limitation taxes, doubtful accounts and restructuring charges, that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance, however, that our estimates, or the assumptions underlying them, will be correct. As a result, our actual results could vary from those reflected in our projections and accruals, which could adversely affect our stock price.

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

     We have operations in several foreign countries and may continue to expand our sales and support organizations internationally. Such expansion could require us to make significant expenditures. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit. We expect to hold our marketable debt securities until maturity and do not expect to realize significant losses on the sale of marketable debt securities prior to maturity. We also hold investments in the equity of several public and private companies. The carrying amount of these investments at June 30, 2003 was approximately $978,000, which we believe approximates their fair value.

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

     Our 5 1/2% convertible notes are subject to changes in market value. As of June 30, 2003, the carrying amount and fair value of these notes were $300 million and $240 million, respectively.

Item 4.  Controls and Procedures

     Akamai’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In April 2003, M.I.T. and Akamai amended a suit originally filed against Speedera Networks, Inc., or Speedera, in federal court in Massachusetts in February 2002, raising an allegation that Speedera infringes a newly-issued content delivery patent held by M.I.T. and licensed to Akamai. In response, Speedera filed a counterclaim in this case alleging that Akamai has infringed a Speedera patent relating to the combined provision of traffic management and content delivery services. We believe that we have meritorious defenses to the claims made in the counterclaim and intend to contest them vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

     In August 2002, Cable and Wireless Internet Services, or C&W, filed a lawsuit against us in the United States District Court for the Northern District of California alleging that an Akamai services feature infringes a C&W patent. In August 2003, a trial date was set for December 2003. Also in August 2003, C&W filed suit against us and two of our subsidiaries in the High Court of Justice, Chancery Division in the United Kingdom alleging infringement of a C&W patent. Because we have not yet received the particulars of C&W’s claims, we are unable to estimate potential losses, if any, related to this suit.

     See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2002 and Item 1 of Part III of our quarterly report on Form 10-Q for the quarter ended March 31, 2003 for a discussion of legal proceedings as to which there were no material developments during the quarter ended June 30, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 20, 2003, we held our 2003 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:

     1.          George H. Conrades and Martin M. Coyne II were elected to serve as directors of Akamai until the annual meeting of 2006 or until their successors are duly elected and qualified. With respect to Mr. Conrades 97,477,169 shares of common stock were voted in favor of his election, and 5,900,061 shares of common stock were withheld. With respect to Mr. Coyne 102,336,429 of common stock were voted in favor of his election, and 1,040,801 shares were withheld. There were no abstentions or broker non-votes.

     2.          The ratification of PricewaterhouseCooopers LLP as our independent public accountants for the year ended December 31, 2003 was approved. The votes were cast as follows: 102,901,026 shares of common stock were voted for the ratification, 421,082 shares of common stock were voted against the ratification, and 55,122 shares of common stock abstained from the vote. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The exhibits filed as part of this quarterly report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(b)  Reports on Form 8-K

     On April 30, 2003, we furnished a Current Report on Form 8-K, dated April 30, 2003, under Item 9 Regulation FD Disclosure (Information Furnished Pursuant to Item 12 “Disclosure of Results of Operations and Financial Condition”), containing a press release announcing our financial results for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

Date: August 14, 2003	By:	/s/ Robert Cobuzzi
Robert Cobuzzi, Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.26	Incentive Stock Option Agreement dated as of May 15, 2003 between the Registrant and Michael Ruffolo

Exhibit 10.27	Incentive Stock Option Agreement dated as of May 15, 2003 between the Registrant and Chris Schoettle

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002