Form 10-Q
period 2003-09-30
AKAMAI TECHNOLOGIES INC
filed 2003-11-13
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27275

Akamai Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

      The number of shares outstanding of the registrant’s common stock as of November 7, 2003: 120,293,164 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(In thousands,
	except share data)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,896	$111,262
Marketable securities (including restricted securities of $726 and $3,161 at September 30, 2003 and December 31, 2002, respectively)	2,127	3,664
Accounts receivable, net of allowance for doubtful accounts of $1,416 and $1,939 at September 30, 2003 and December 31, 2002, respectively	25,349	16,290
Due from related parties (Note 12)	—	1,284
Prepaid expenses and other current assets	5,966	9,183

Total current assets	117,338	141,683
Property and equipment, net	29,287	63,159
Marketable securities (including restricted securities of $3,922 and $10,244 at September 30, 2003 and December 31, 2002, respectively)	12,942	10,244
Goodwill	4,937	4,937
Other intangible assets, net (Note 11)	251	2,473
Other assets	5,652	7,367

Total assets	$170,407	$229,863

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,334	$16,847
Accrued expenses (Note 9)	27,124	37,062
Deferred revenue	2,953	2,361
Current portion of obligations under capital leases and vendor financing	912	1,207
Current portion of accrued restructuring (Note 10)	3,063	23,622

Total current liabilities	47,386	81,099
Obligations under capital leases and vendor financing, net of current portion	—	1,006
Accrued restructuring, net of current portion (Note 10)	4,015	13,994
Other liabilities	1,581	1,854
Convertible notes	300,000	300,000

Total liabilities	352,982	397,953

Commitments, contingencies and guarantees (Note 15)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 119,424,348 shares issued and 119,145,117 shares outstanding at September 30, 2003; 117,660,254 shares issued and 117,385,254 shares outstanding at December 31, 2002	1,194	1,177
Additional paid-in capital	3,430,512	3,428,434
Deferred compensation	(2,804)	(9,895)
Notes receivable for stock (Note 13)	(771)	(3,473)
Accumulated other comprehensive income (loss)	811	(18)
Accumulated deficit	(3,611,517)	(3,584,315)

Total stockholders’ deficit	(182,575)	(168,090)

Total liabilities and stockholders’ deficit	$170,407	$229,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)

	(Unaudited)
Revenue:
Service	$41,493	$30,617	$113,932	$96,785
Software	274	2,212	2,021	5,193
Service and software from related parties (Note 12)	—	2,546	137	7,646

Total revenue	41,767	35,375	116,090	109,624

Cost and operating expenses:
Cost of revenue	14,275	21,609	47,992	67,887
Research and development	3,595	6,132	10,062	17,729
Sales and marketing	11,787	16,887	34,925	50,518
General and administrative	13,219	24,527	45,117	75,451
Amortization of other intangible assets (Note 11)	12	2,231	2,222	9,699
Restructuring charges (Note 10)	—	6,138	(8,521)	19,149

Total cost and operating expenses	42,888	77,524	131,797	240,433

Loss from operations	(1,121)	(42,149)	(15,707)	(130,809)
Interest expense, net	(4,343)	(3,950)	(12,839)	(11,257)
Gain (loss) on investments, net (Note 6)	1,637	(1,311)	1,622	(6,398)

Loss before provision for income taxes	(3,827)	(47,410)	(26,924)	(148,464)
Provision for income taxes	82	123	278	369

Net loss	$(3,909)	$(47,533)	$(27,202)	$(148,833)

Basic and diluted net loss per share	$(0.03)	$(0.42)	$(0.23)	$(1.33)
Weighted average common shares outstanding	118,596	114,251	117,368	112,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2003	2002

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net loss	$(27,202)	$(148,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	42,834	76,346
Equity-related compensation	8,295	15,633
Interest income on notes receivable for stock	(73)	(98)
Non-cash portion of restructuring charge	144	3,671
(Gain) loss on investments, property and equipment and foreign currency	(2,663)	6,994
Changes in operating assets and liabilities:
Accounts receivable, net	(7,295)	3,929
Prepaid expenses and other current assets	3,464	2,531
Accounts payable, accrued expenses and other current liabilities	1,008	(5,877)
Accrued restructuring	(21,322)	(16,439)
Deferred revenue	464	(1,857)
Other noncurrent assets and liabilities	(23,986)	8,619

Net cash used in operating activities	(26,332)	(55,381)

Cash flows from investing activities:
Purchases of property and equipment and capitalization of internal-use software costs	(6,169)	(13,303)
Purchase of investments	(10,071)	(24,550)
Proceeds from sales of property and equipment	114	299
Proceeds from sales and maturities of investments	10,639	136,611

Net cash (used in) provided by investing activities	(5,487)	99,057

Cash flows from financing activities:
Payments on capital leases and vendor financing	(1,301)	(1,349)
Proceeds from note receivable for stock (Note 13)	1,770	—
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	1,896	1,676

Net cash provided by financing activities	2,365	327

Effects of exchange rate translation on cash and cash equivalents	2,088	717

Net (decrease) increase in cash and cash equivalents	(27,366)	44,720
Cash and cash equivalents, beginning of period	111,262	78,774

Cash and cash equivalents, end of period	$83,896	$123,494

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,645	$16,630

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease obligations and vendor financing	$—	$3,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business, Basis of Presentation and Principles of Consolidation

      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services and software that are designed to enable enterprises to extend and control their e-business infrastructure to ensure superior performance, reliability, scalability and manageability. Akamai’s globally distributed platform comprises more than 14,400 servers in more than 1,100 networks in 71 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing e-business infrastructure services and software.

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

      The accompanying consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

2.     Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered elements; and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their relative fair value. The guidance in this issue is effective for revenue arrangements entered into by the Company after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

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

      In October 2003, the FASB issued FASB Staff Position, or FSP 46-6, “Effective Date of FASB Interpretation 46, Consolidation of Variable Interest Entities.” This FSP deferred the effective date for

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applying the provisions of FIN 46 for interests in variable interest entities or potential variable interest entities created before February 1, 2003. FSP 46-6 had no effect on the Company’s financial statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of debt that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective July 1, 2003. The adoption of the SFAS No. 150 did not impact the Company’s financial statements.

      In August 2003, the EITF reached a consensus on Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on the Company’s consolidated financial results.

3.     Equity-Related Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and net loss per share if the Company had accounted for stock options issued to employees under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net loss, as reported	$(3,909)	$(47,533)	$(27,202)	$(148,833)
Add: stock-based employee compensation included in reported net loss	1,791	4,591	6,791	15,589
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(12,696)	(12,770)	(34,601)	(39,226)

Pro forma net loss	$(14,814)	$(55,712)	$(55,012)	$(172,470)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.42)	$(0.23)	$(1.33)
Pro forma	(0.12)	(0.49)	(0.47)	(1.54)

4.     Net Loss per Share

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the applicable quarter. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the year, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, deferred stock units, warrants, unvested restricted common stock, contingently issuable common stock and convertible notes.

      The following table sets forth the components of potential common stock excluded from the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of September 30,

	2003	2002

Stock options	17,377,668	17,180,592
Deferred stock units (Note 13)	150,000	—
Warrants (Note 13)	104,719	1,052,694
Unvested restricted common stock	663,811	2,046,573
Contingently issuable common stock	—	12,048,193
Convertible notes	2,598,077	2,598,077

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Comprehensive Loss

      The following table presents the calculation of comprehensive loss and its components for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September

	2003	2002	2003	30, 2002

Net loss	$(3,909)	$(47,533)	$(27,202)	$(148,833)
Other comprehensive income (loss):
Foreign currency translation adjustment	295	172	780	453
Unrealized loss on investments, net	(2)	(56)	(5)	(48)
Reclassification adjustment for investment (gains) losses included in net loss	(421)	343	54	103

Comprehensive loss	$(4,037)	$(47,074)	$(26,373)	$(148,325)

      For the periods presented, accumulated other comprehensive income (loss) consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2003	2002

Foreign currency translation adjustment	$812	$32
Unrealized loss on investments	(1)	(50)

Total accumulated other comprehensive income (loss)	$811	$(18)

6.     Marketable Securities

      For the three months ended September 30, 2003, the Company recorded a gain of $1.7 million related to the sale of equity investments in publicly-traded companies. Net gain on investments for the three months ended September 30, 2003 also includes a loss of $40,000 on an investment in a privately-held company. For the nine months ended September 30, 2002, loss on investments includes $4.3 million attributable to the Company’s investment in Netaxs, Inc., which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002; losses of $2.2 million to adjust the cost basis of equity investments to fair value; and approximately $147,000 of realized investment gains.

      As of September 30, 2003, the Company had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.9 million are classified as long-term marketable securities and $726,000 are classified as short-term marketable securities on the consolidated balance sheet dated as of September 30, 2003. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit.

7.     Concentration of Credit Risk

      Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions of high credit standing. Concentrations of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. As of September 30, 2003, one customer accounted for approximately 25% of the Company’s

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable balance. A majority of this balance was paid in October 2003. No other customer accounted for 10% or more of accounts receivable as of September 30, 2003 or as of December 31, 2002.

8.     Property and Equipment:

      During the three months ended September 30, 2003, the Company recorded an impairment loss of $606,000 for the net book value of equipment that was deemed to have no remaining fair value. The Company identified the impaired equipment, consisting of servers that were used in the Company’s deployed network system, through a comparison of assets confirmed to exist, through either a physical count or remote electronic identification of the asset, to the net book value of the asset as maintained in its financial systems. The impairment loss was recorded as additional depreciation expense and is included in cost of revenue in the consolidated statements of operations for the three and nine months ended September 30, 2003.

      In January 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. As a result of adopting this statement, the Company recorded an asset retirement obligation and associated long-lived asset of $109,000 as of January 1, 2003 for the fair value of a contractual obligation to remove leasehold improvements at the conclusion of the Company’s facility lease in Cambridge, Massachusetts. The obligation and asset are classified on the Company’s consolidated balance sheet as of September 30, 2003 as non-current liabilities and property and equipment, respectively. The Company will amortize the asset and accrete the obligation over the remaining life of the associated leasehold improvements.

9.     Accrued Expenses

      Accrued expenses consists of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2003	2002

Payroll and benefits	$7,792	$7,957
Interest	4,125	8,250
Legal settlements	—	6,264
Property, use and other taxes	12,758	11,740
Other	2,449	2,851

Total	$27,124	$37,062

10.     Restructurings and Lease Terminations

      During the nine months ended September 30 2003, the Company completed the following transactions related to long-term facility leases:

(a) In April 2003, the Company amended its lease obligation for a substantially vacant facility in Santa Clara, California. Under the terms of the amendment, the Company made a payment of $9.4 million, which included $600,000 for brokerage fees. The total payment also included the release of $5.7 million in restricted cash. The Company will continue to pay rent at the previously contracted rate through the end of 2003. Thereafter, rent will be reduced to a lower rate substantially aligned with market rates in the area. The amended lease is scheduled to terminate in August 2007. As of September 30, 2003, the remaining restructuring liability related to this facility was $6.6 million. As the Company makes the remaining contractual rent payments allocable to the vacated space, this liability will be reduced. The

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is actively seeking a subtenant for this space. The Company has estimated no sublease income for this facility due to the market conditions in the area.

(b) In May 2003, the Company terminated its lease for a facility located in the United Kingdom for a fee of approximately $700,000. In connection with this lease termination, the Company recorded a restructuring charge of $1.1 million for costs related to the termination fee and the write-off of long-lived assets and long-term deposits. The Company has relocated its operations in the United Kingdom to a smaller facility.

(c) In June 2003, the Company terminated its long-term lease for its San Mateo, California facility for a payment of $6.0 million and entered into a new lease for 60% less space in this facility. Of the $6.0 million payment, $1.1 million was recorded as a prepayment for the remaining utilized space and is being amortized over the remaining term of the original lease. The Company had previously accrued a restructuring liability for the vacant portion of the original lease. The new lease is scheduled to expire in May 2008. Rent payments under the new lease are lower than under the original lease, and are more in line with current market rates.

As a result of the amendments to, and terminations of, the above leases, the Company reversed $9.6 million in previously accrued restructuring liabilities for the nine months ended September 30, 2003 and made a total of $16.1 million in cash payments to complete the transactions.

      The following table summarizes the accrual and usage of the restructuring charges in 2003 (in millions):

Restructuring
Liabilities, Net of
Sublease Income

Ending balance, December 31, 2002	$37.6
Total restructuring benefits during the nine months ended September 30, 2003 (includes the reversal of $9.6 million of previously accrued restructuring liabilities)	(8.5)
Cash payments during the nine months ended September 30, 2003	(22.0)

Ending balance, September 30, 2003	$7.1

Current portion of accrued restructuring	$3.1

Long-term portion of accrued restructuring	$4.0

      The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income. In the event the Company is able to sublease restructured space, the Company will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Other Intangible Assets

      Other intangible assets subject to amortization consist of the following (in thousands):

	As of September 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(26,769)	$—
Trademarks and trade names	4,527	(4,527)	—
Acquired license rights	490	(239)	251

Total	$31,786	$(31,535)	$251

	As of December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(24,890)	$1,879
Trademarks and trade names	4,527	(4,220)	307
Acquired license rights	490	(203)	287

Total	$31,786	$(29,313)	$2,473

Amortization expense for other intangible assets was $12,000 and $2.2 million for the three months ended September 30, 2003 and 2002, respectively, and $2.2 million and $9.7 million for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense is expected to be $12,000 for the fourth quarter of 2003 and $50,000 in each year thereafter through 2008.

12.     Transactions with Related Parties

      During the three and nine-month periods ended September 30, 2003 and 2002, the Company recognized revenue from related parties as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Akamai Australia	$—	$40	$137	$40
Akamai Technologies Japan K.K. and Softbank Broadmedia Corporation (“SBBM”)	—	2,254	—	6,854
Sockeye Networks, Inc.	—	252	—	752

Total	$—	$2,546	$137	$7,646

      The Company formed Akamai Australia in August 2002 as a joint venture with ES Group Ventures Pty Ltd (“ES Ventures”). The Company owned 40% of Akamai Australia and accounted for its investment under the equity method. No losses of the joint venture were recognized because Akamai’s basis in its investment in Akamai Australia was zero. Upon inception of the joint venture, the Company entered into a five-year distribution agreement with Akamai Australia under which Akamai Australia was required to make quarterly payments to the Company in accordance with minimum resale commitments. In June 2003, Akamai and ES Ventures terminated the joint venture. In accordance with the termination agreement, Akamai removed its representatives from the joint venture’s board of directors and surrendered its 40% interest in the entity. ES Ventures agreed to wind down the affairs of the joint venture and will be responsible for settling all of the joint venture’s obligations. The distribution agreement was terminated, and Akamai forgave all amounts due under the agreement. The Company purchased all customer contracts from the former joint venture for a fee of

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$472,000 and will continue to service these customers. The fee has been recorded as an asset and will be amortized as a reduction to future revenue of these customers. As of September 30, 2003, approximately $140,000 of this fee remained unamortized.

      In December 2002, Akamai sold its 40% equity interest in Akamai Technologies Japan K.K., formerly a joint venture between Akamai and SBBM. For the three and nine months ended September 30, 2002, the Company recognized $1.1 million and $3.3 million, respectively, under a reseller agreement with Akamai Technologies Japan K.K. Akamai also recognized $1.2 million and $3.6 million under a technology license agreement with SBBM during the three and nine months ended September 30, 2002, respectively, which was considered a related party at the time the revenue was recognized due to SBBM’s relationship with Akamai Technologies Japan K.K. In January 2003, the Company formed a wholly-owned subsidiary in Japan through which it sells Akamai services and supports its reseller relationships. As of December 31, 2002, $1.1 million was due from Akamai Technologies Japan K.K. and is included in due from related parties on the consolidated balance sheet as of that date. This amount was paid in January 2003.

      The Company previously held a 40% equity interest in Sockeye Networks, Inc., which was accounted for under the equity method. In November 2002, the Company significantly reduced its equity interest in Sockeye and, as of March 31, 2003, there was no longer an Akamai representative serving on Sockeye’s board of directors. As of September 30, 2003, the Company accounted for this investment under the cost method due to the significant reduction in ownership interest. In October 2003, Sockeye was acquired by Internap Network Services Corporation. Akamai did not receive any cash or other consideration as a result of the merger and no longer holds any equity interest in Sockeye or its successor.

13.     Equity Transactions

      In July 2003, the Company forgave $1.0 million of $2.8 million due under a note receivable that had been issued to the Company by a former officer that enabled him, in 1999, to purchase shares of the Company’s common stock. The Company recorded the forgiveness of $1.0 million as equity-related compensation during the three months ended June 30, 2003. The remaining $1.8 million due on the note was paid in full in July 2003.

      In July 2003, a warrant holder exercised warrants to purchase 492,736 shares of common stock. In lieu of the exercise price of these warrants, the warrant holder surrendered to Akamai additional warrants to purchase 441,932 shares of common stock as consideration. The Company recorded the exercise price of these warrants to common stock and additional paid in capital at par value of $0.01.

      On August 26, 2003, the Company granted 30,000 deferred stock units (“DSUs”) under the Company’s 1998 Stock Incentive Plan, as amended, to each of the five non-employee members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs vest in three equal annual installments over the three-year period following the grant date, so long as the holder continues to provide service as a director of the Company. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year, but not more than ten years from the grant date. As of September 30, 2003, the Company has recorded deferred compensation of $615,000 for the intrinsic value of the DSUs. The deferred compensation will be recognized as compensation expense over the expected three-year vesting period.

      During the three months ended September 30, 2003, certain employees terminated their employment with Akamai but continued to provide services to the Company as consultants. Despite the employees’ change in status, outstanding equity awards held by such individuals will vest in accordance with the terms of their original agreements or amendments thereto. The Company began measuring and recognizing the fair value of the outstanding awards commencing upon the change in the individual’s employment status. During the three

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended September 30, 2003, the Company recorded $265,000 of compensation expense related to equity awards held by all non-employees.

14.     Segment and Enterprise-Wide Disclosure

      The Company currently operates in one business segment: providing services and software that are designed to enable enterprises to extend and control their e-business infrastructure to ensure superior performance, reliability, scalability and manageability.

      The Company deploys its servers into networks worldwide. As of September 30, 2003, the Company had approximately $26.0 million and $3.3 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2002, the Company had approximately $49.5 million and $13.7 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.

      For both the three and nine months ended September 30, 2003, approximately 15% of revenue was derived from the Company’s operations outside the United States of America, of which 12% and 13%, respectively, relates to Europe. For the three and nine months ended September 30, 2002, approximately 14% and 13%, respectively, of revenue was derived from sources outside of the United States, of which 11% and 10%, respectively, relates to Europe. For the three and nine months ended September 30, 2003, one customer accounted for 20% and 14% of total revenues, respectively. No customer accounted for more than 10% of revenue for any other period reported in these consolidated financial statements.

15.	Commitments, Contingencies and Guarantees

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

      In July 2002, Cable and Wireless Internet Services (“C&W”), formerly known as Digital Island, filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that certain Akamai services infringe a C&W patent issued in that month. C&W sought a preliminary injunction restraining the Company from offering an Akamai service feature alleged to infringe such patent. That motion was denied in April 2003. In August 2002, C&W filed a lawsuit against the Company in the United States District Court for the Northern District of California alleging that a different Akamai service feature infringes a second C&W patent. C&W filed a motion for a preliminary injunction; however, that motion was dismissed. A trial date has been set for December 2003. In August 2003, C&W filed suit against the Company and two of its subsidiaries in the High Court of Justice, Chancery Division, in the United Kingdom alleging infringement of a C&W patent.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2003, the Company entered into a settlement agreement with C&W in which each party agreed to dismiss without prejudice all pending lawsuits against the other, including all litigation referenced in the preceding paragraph, with the exception that Akamai has not agreed to dismiss its lawsuit against C&W in which Akamai is pursuing a claim for damages for patent infringement against C&W. The date for the trial on Akamai’s damages claim has not been set.

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

      In April 2003, the Company and Massachusetts Institute of Technology (“M.I.T.”) amended a suit originally filed against Speedera in February 2002 in a federal court in Massachusetts alleging that Speedera infringes a newly-issued content delivery patent held by M.I.T. and licensed to Akamai. In response, Speedera filed a counterclaim in this case alleging that Akamai has infringed a Speedera patent relating to the combined provision of traffic management and content delivery services. The Company has not recorded a liability related to the counterclaim because a loss is not yet considered probable.

      The Company has been informed that on July 28, 2003, a class action complaint on behalf of individual investors was filed in California state court naming numerous brokerages and issuers, including Akamai, as defendants. The case was subsequently removed to Federal court in California. The Company has not yet been served with the complaint, which does not make any specific allegation concerning Akamai. Instead, the unserved complaint generally alleges that the brokerage defendants inappropriately recommended stocks to the plaintiff for investment and that the issuer defendants (including Akamai) whose stock brokerages recommended purportedly made unspecified misrepresentations. No amount has been accrued related to this litigation as a loss is not considered probable.

Guarantees

      In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions of FIN 45 were effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of the Company’s guarantees issued or modified during the three months ended September 30, 2003 was nominal.

16.     Subsequent Events

      In November 2003, the Company entered into a settlement agreement with C&W in which each party agreed to dismiss without prejudice all pending lawsuits against the other, including all litigation referenced in Note 15 above, with the exception that Akamai has not agreed to dismiss its lawsuit against C&W in which Akamai is pursuing a claim for damages for patent infringement against C&W. The date for the trial on Akamai’s damages claim has not been set.

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

Overview

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.2	61.1	41.3	61.9
Research and development	8.6	17.3	8.7	16.2
Sales and marketing	28.2	47.8	30.1	46.1
General and administrative	31.6	69.3	38.9	68.8
Amortization of other intangible assets	—	6.3	1.9	8.8
Restructuring charges (benefits)	—	17.3	(7.3)	17.5

Total cost and operating expenses	102.6	219.1	113.6	219.3

Loss from operations	(2.6)	(119.1)	(13.6)	(119.3)
Interest expense, net	(10.4)	(11.2)	(11.1)	(10.3)
Gain (loss) on investments, net	3.9	(3.7)	1.4	(5.8)

Loss before provision for income taxes	(9.1)	(134.0)	(23.3)	(135.4)
Provision for income taxes	0.2	0.3	0.2	0.3

Net loss	(9.3)%	(134.3)%	(23.5)%	(135.7)%

      Since our inception, we have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. In recent years, we have incurred significant restructuring expenses related to employee severance payments and facility lease settlements. We have not yet achieved profitability on a quarterly or annual basis; however, we have observed the following known trends and events that are likely to have an impact on our financial condition and results of operation in the future:

•	During each quarter in 2003, the dollar volume of the recurring revenue contracts that we have booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenue in the short-term.

•	During recent quarters, we have reduced our network bandwidth costs per unit by entering into new contracts with lower pricing and amending existing contracts to take advantage of price reductions in the market. Continued priced reductions contributed to improved gross margins as demonstrated in the three months ended September 30, 2003, where our gross margin, including depreciation of network equipment, was approximately 66%. We expect bandwidth cost per unit to be relatively constant or to improve in 2004 as compared to 2003. We have stabilized certain of our operating costs by maintaining controls on head count growth and discretionary spending. We have restructured our excess leased facilities to align future rent obligations to market rates and to eliminate excess capacity. During each fiscal quarter in 2003, these expenses were relatively constant.

•	During each fiscal quarter in 2003, depreciation of our network equipment decreased quarter-over-quarter. We believe that depreciation will continue to decline from previous levels as we replace our equipment at lower cost as compared to historical cost. Although we expect that the amortization of internal-use software development cost, which we include in depreciation expense, will increase in the future, we expect that total depreciation expense will continue to decline in the short-term.

•	We expect a net decline in equity compensation costs in 2004 as equity awards issued in previous years become fully vested. Any change in the accounting rules related to stock awards requiring that we record expense for stock awards at fair value would increase our net loss in the future because we have a significant number of options outstanding and expect to continue to grant new options in the future. The amount of any increase resulting from the change in the method of accounting for stock options is not determinable at this time due to the number of variables to be considered when determining fair value of stock awards.

•	We do not anticipate significant investment losses or gains in the future as our portfolio is currently comprised primarily of high-grade investments. We do not anticipate significant restructuring charges in the future; however, we will continue to pursue modifications to modify or settle our long-term leases if we believe it to be in the best interest of the company and its shareholders.

•	We believe that interest expense on our debt obligations, which mature in 2007, will not exceed $17 million in 2004.

Based on our analysis of the aforementioned known trends and events, we expect to generate net income, while continuing to have positive cash flows on a quarterly basis, beginning in mid-2004; however, our future results will be affected by many factors identified below in “Factors Affecting Future Operating Results,” including our ability to:

•	increase our revenue by adding to our recurring customer base and limiting customer cancellations and terminations;

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues;

•	address future capital expenditure requirements at costs that are within our expectations; and

•	maintain the prices we charge for our services.

As a result, there is no assurance that the aforementioned trends will continue in the future or that we will achieve our expected financial objectives.

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

Results of Operations

      Revenue. Total revenue increased 18%, or $6.4 million, to $41.8 million for the three months ended September 30, 2003 as compared to $35.4 million for the same period in the prior year. The increase in total revenue for the quarter ended September 30, 2003 as compared to the same period in the prior year was attributable to an increase in service revenue, partially offset by a reduction in software and related party revenue. The increase in service revenue was primarily attributable to an increase in non-committed, usage-based customer revenue due to an increase in customer traffic delivered during the quarter. Microsoft Corporation was the largest contributor to the increase in revenue attributable to usage that was not pre-committed by our customers. Service revenue also increased due to an increase in the number of customers under recurring revenue contracts.

      For both the three and nine-month periods ended September 30, 2003, 15% of our total revenue was derived from our operations located outside of the United States, of which 12% and 13%, respectively, relates to Europe. Resellers accounted for 22% of revenue in the current quarter and in the same period in the prior year. For the three and nine months ended September 30, 2003, Microsoft Corporation accounted for 20% and 14%, respectively, of total revenue. No other customer accounted for 10% or more of revenue in 2003. No customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2002.

      As of September 30, 2003, we had 1,056 customers under recurring revenue contracts as compared to 975 as of September 30, 2002. Average monthly revenue for each of these customers was approximately $13,300 in the three months ended September 30, 2003 as compared to $11,000 in the same period in the prior year.

      In September 2003, we executed an amendment to our content delivery services customer agreement with Microsoft Corporation. The amended agreement has a two-year term with a minimum usage commitment. The parties have agreed that, in August 2004, they will negotiate in good faith appropriate changes, if any, to the pricing levels then in effect. If Akamai and Microsoft Corporation are unable to reach agreement on requested pricing changes, the pricing will not change; however, Microsoft Corporation will have the right to reduce its commitment levels by 50% for the second year of the term, and the services shall thereafter be provided on a month-to-month basis subject to termination by either party on ten days’ notice.

      Software revenue decreased 88%, or $1.9 million, to $274,000 for the three months ended September 30, 2003 as compared to $2.2 million for the same period in the prior year. The decrease in software revenue reflects a decrease in the number of perpetual licenses executed in the three months ended September 30, 2003 as compared to the same period in the prior year and a reduction in revenue from customized technology arrangements. We expect software revenue to increase in the near future given our currently booked software contracts. For the three months ended September 30, 2003, no revenue was attributable to related parties as compared to $2.5 million for the same period in the prior year. The reduction in revenue from related parties was primarily attributable to revenue in the prior year from Sockeye Networks, Inc., SBBM and Akamai Technologies Japan KK with no associated revenue in 2003. We expect no revenue from related parties during the remainder of 2003.

      Cost of Revenue. Cost of revenue includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenue also includes payroll and related costs and equity-related compensation for network operations personnel, cost of licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software costs.

      Traffic delivered over our network increased 200% during the three months ended September 30, 2003 compared to the same period in the prior year. Despite this increase in traffic, cost of revenue decreased 34%, or $7.3 million, to $14.3 million for the three months ended September 30, 2003 as compared to $21.6 million for the same period in the prior year. For the nine months ended September 30, 2003 cost of revenue decreased 29%, or $19.9 million, to $48.0 million as compared to $67.9 million for the same period in the prior year. We decreased cost of revenue by entering into new, competitively priced network contracts, renegotiating existing network contracts to achieve more favorable pricing, reaching favorable settlements with respect to disputed amounts owed under network contracts and improving the management of our network traffic in the current period. Depreciation of network equipment has decreased during both the three and nine-months ended September 30, 2003 as compared to the same periods in the prior year, due to network assets becoming fully depreciated.

      Cost of revenue during the three and nine months ended September 30, 2003 also decreased due to credits received of approximately $650,000 and $2.5 million, respectively, as a result of network contract settlements and renegotiations. We expect that credits of this nature may occur in the future as a result of our efforts to lower our network costs; however, the timing and amount of these credits, if any, will vary.

      For the three and nine months ended September 30, 2003 and 2002, cost of revenue was comprised of the following (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Bandwidth, co-location and storage	$5,982	$7,771	$17,882	$26,868
Payroll and related costs of network operations personnel, including equity compensation	718	1,905	2,296	5,323
Cost of software	88	68	291	68
Depreciation of network equipment and amortization of internal-use software	7,487	11,865	27,523	35,628

Total cost of revenue	$14,275	$21,609	$47,992	$67,887

      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs required to be capitalized. During the three and nine months ended September 30, 2003, we capitalized software development costs of $1.9 million and $5.4 million, respectively, net of impairments, as compared to $1.2 million and $4.1 million, respectively, for the same periods in the prior year. These capitalized internal-use software costs are amortized to cost of revenue over their useful lives of two years.

      Research and development expenses decreased 41%, or $2.5 million, to $3.6 million for the three months ended September 30, 2003 as compared to $6.1 million for the same period in the prior year. For the nine months ended September 30, 2003, research and development expenses decreased 43%, or $7.6 million, to $10.1 million as compared to $17.7 million for the same period in the prior year. The decrease in research and development expenses was primarily due to an increase in capitalization of internal-use software development costs and a decrease in payroll and related costs, including equity-related compensation, as a result of workforce reductions in 2002.

      The following table quantifies the net reduction in research and development expenses (in millions) for the periods indicated:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2003	September 30, 2003
	as Compared to	as Compared to
	2002	2002

Payroll and related costs, including equity compensation	$(1.9)	$(6.0)
Capitalization of internal-use software development costs and other	(0.6)	(1.6)

Total decrease	$(2.5)	$(7.6)

      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses and certain operating costs for our international sales offices. Sales and marketing expenses decreased 30%, or $5.1 million, to $11.8 million for the three months ended September 30, 2003 as compared to $16.9 million for the same period in the prior year. For the nine months ended September 30, 2003, sales and marketing expenses decreased 31%, or $15.6 million, to $34.9 million as compared to $50.5 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily due to a reduction in payroll and payroll-related costs, including equity-related compensation attributable to a reduction in headcount in late 2002 and a decrease in advertising costs associated with an agreement between CNN and the Company, which expired in the fourth quarter of 2002.

      The following table quantifies the net reduction in sales and marketing expenses (in millions) for the periods indicated:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2003	September 30, 2003
	as Compared to	as Compared to
	2002	2002

Payroll and related costs, including equity compensation	$(3.7)	$(10.8)
Advertising and related costs	(1.9)	(5.7)
Other expenses	0.5	0.9

Total decrease	$(5.1)	$(15.6)

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

      General and administrative expenses decreased 46%, or $11.3 million, to $13.2 million for the three months ended September 30, 2003 as compared to $24.5 million for the same period in the prior year. For the nine months ended September 30, 2003, general and administrative expenses decreased 40%, or $30.4 million, to $45.1 million as compared to $75.5 million for the same period in the prior year. The decrease in general and administrative expenses was primarily due to reduced payroll and related costs, including equity-related compensation, as a result of workforce reductions in 2002, reduced rent expense due to facility restructurings and a reduction in depreciation due to assets becoming fully depreciated.

      The following table quantifies the net reduction in general and administrative expenses (in millions) for the periods indicated:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2003	September 30, 2003
	as Compared to	as Compared to
	2002	2002

Depreciation	$(5.6)	$(13.6)
Payroll and related costs, including equity compensation	(3.8)	(10.3)
Rent and facilities	(2.0)	(4.9)
Other expenses	0.1	(1.6)

Total decrease	$(11.3)	$(30.4)

      Amortization of Other Intangible Assets. Amortization of other intangible assets decreased to $12,000 for the three months ended September 30, 2003 as compared to $2.2 million for the same period in the prior year. For the nine months ended September 30, 2003, amortization of other intangible assets decreased 77%, or $7.5 million, to $2.2 million as compared to $9.7 million for the same period in the prior year. Intangible assets acquired in business combinations were fully amortized as of the end of the first quarter of 2003; therefore, there was no corresponding amortization of such intangible assets in the second and third quarters of

2003. We expect to amortize approximately $12,000 of intangible assets during the fourth quarter of 2003 and $50,000 in each year thereafter through 2008.

      Restructuring Charges. During the second quarter of 2003, we amended or terminated three long-term leases in connection with which we paid our lessors a total of $16.1 million in cash and restricted cash. As a result of these lease amendments and terminations, we reversed $9.6 million of previously accrued restructuring liabilities for the nine months ended September 30, 2003 and recorded $1.1 million for costs relating to the restructuring of a facility located in Europe. The Company estimates that these settlements will result in annual cost savings of approximately $8.0 million starting in 2004, and an aggregate of over $50.0 million by the end of the original lease terms. The three lease transactions are as follows:

(i) In April 2003, we amended our lease obligation for our substantially vacant facility in Santa Clara, California. Under the terms of the amendment, we made a payment of $9.4 million, including brokerage fees of $600,000. The total payment included the release of $5.7 million in restricted cash. We will continue to pay rent at the previously contracted rate through the end of 2003. Thereafter, rent will be reduced to a lower rate substantially aligned with market rates in the area. The amended lease is scheduled to terminate in August 2007. As of September 30, 2003, the remaining restructuring liability related to this facility was $6.6 million. As we make the remaining contractual rent payments allocable to the vacated space, this liability will be reduced. We are actively seeking a subtenant for this space; however, we have estimated no sublease income due to the market conditions in the area.

(ii) In May 2003, we terminated our lease for a facility located in the United Kingdom for a payment of approximately $700,000. In connection with the termination of this lease, we impaired $400,000 of long-lived assets and long-term deposits. We recorded a restructuring charge of $1.1 million related to the termination of the lease and impairment of the long-lived assets and long-term deposits. We have relocated our operations in the United Kingdom to a smaller facility.

(iii) In June 2003, we terminated our long-term lease for our San Mateo, California facility for a payment of $6.0 million and entered into a new lease for 60% less space in this facility. Of the $6.0 million payment, $1.1 million has been recorded as a prepayment for the remaining utilized space and is being amortized over the remaining term of the original lease. We previously accrued a restructuring liability for the vacant portion of the original lease. The new lease is scheduled to expire in May 2008.

      In the first quarter of 2002, we terminated our facility leases for 500 and 600 Technology Square in Cambridge, Massachusetts, at an aggregate cost of $15.9 million, including brokerage and legal fees. As of the termination date, the accrued restructuring liability attributable to these leases was $7.2 million. Accordingly, we recorded an additional restructuring charge of $8.7 million for the difference between the actual termination costs and the amount previously accrued. In addition, we recorded an additional $3.7 million restructuring charge to reflect a reduction in the amount of anticipated sublease income. During the second quarter of 2002, we recorded a non-cash restructuring charge of $602,000 to write-off long-lived assets and deferred rent related to vacated properties. Finally, during the third quarter of 2002, we recorded a restructuring charge of $6.1 million, which represents lease modification costs and asset impairments of $5.2 million and a $900,000 reduction in the amount of expected sublease income from vacated properties. As a result, during the nine months ended September 30, 2002 we recorded total restructuring charges of $19.1 million in connection with the termination of the Technology Square leases.

      The following table summarizes the usage of the restructuring liabilities related to real estate leases for the nine months ended September 30, 2003 (in millions):

Restructuring
Liabilities, Net
of Sublease
Income

Ending balance, December 31, 2002	$37.6
Restructuring benefits (includes the reversal of $9.6 million of previously accrued restructuring liabilities)	(8.5)
Cash payments	(22.0)

Ending balance, September 30, 2003	$7.1

Current portion of accrued restructuring	$3.1

Long-term portion of accrued restructuring	$4.0

The amount of restructuring liabilities associated with real estate leases has been estimated based on the most recently available market data and discussions with our lessors and real estate advisors. In the event that we are able to sublease our restructured space, we will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

      Interest Expense, Net. Net interest expense includes interest accrued on our debt obligations less interest earned on invested cash, cash equivalents and marketable securities balances. Net interest expense increased 10%, or $393,000, to $4.3 million for the three months ended September 30, 2003 as compared to $4.0 million for the same period in the prior year. For the nine months ended September 30, 2003, net interest expense increased 14%, or $1.5 million, to $12.8 million as compared to $11.3 million for the same period in the prior year. The increase in net interest expense was due to a decrease in our invested cash, cash equivalents and marketable securities balance and a decrease in the interest rates on our investments. As of September 30, 2003, we had invested approximately $9.0 million in long-term unrestricted marketable securities.

      Gain(loss) on Investments, Net. For the three months ended September 30, 2003, we recorded a gain of $1.7 million related to the sale of equity investments in publicly-traded companies and a loss of $40,000 on an investment in a privately-held company. Gain on investments for the nine months ended September 30, 2003 also includes realized losses of $15,000 for the sale of marketable securities. For the three months ended September 30, 2002, loss on investments include $1.3 million in losses to adjust the cost basis of equity investments to fair value and approximately $10,000 in investment gains. For the nine months ended September 30, 2002, loss on investments includes $4.3 million attributable to our investment in Netaxs, Inc.; losses of $2.2 million to adjust the cost basis of equity investments to fair value; and approximately $147,000 of realized investment gains.

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

      As of September 30, 2003, cash, cash equivalents and marketable securities totaled $99.0 million, of which $4.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. For the three month period ended September 30, 2003, the Company generated approximately $610,000 from operating activities and collected $1.8 million on a note receivable for stock. As a result of these and other factors, cash, cash equivalents and marketable securities increased by $2.6 million during the three months ended September 30, 2003. Cash, cash equivalents and marketable securities decreased $26.2 million during the nine months ended September 30, 2003. Of the $26.2 million net decrease, $22.0 million was attributable to payments made in connection with facility lease restructurings. We expect our payments relating to facility lease restructurings to be approximately $1.8 million in the fourth quarter of 2003 and to decrease to approximately $450,000 to $375,000 per quarter in 2004.

      Cash used in operating activities decreased 52%, or $29.1 million, to $26.3 million for the nine months ended September 30, 2003 as compared to $55.4 million for the same period in the prior year. The decrease in cash used in operating activities was primarily due to a decrease in net losses before non-cash expenses and a decrease in prepaid expenses and other current assets, partially offset by an increase in accounts receivable. We expect that cash used in operating activities will continue to decline as a result of a stabilization of operating expenses that require cash outlays, a reduction in payments toward our real estate restructuring liabilities and an upward trend in cash collections related to an increase in recurring revenue contract bookings. However, the timing and amount of future working capital changes and our ability to manage our days sales outstanding will affect the future amount of cash used in or provided by operating activities.

      Cash used in investing activities was $5.5 million for the nine months ended September 30, 2003 compared to cash provided by investing activities of $99.1 million for the same period in the prior year. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from sales and maturities of investments as a result of a decrease in our marketable security portfolio year over year. Cash used in investing activities for the nine months ended September 30, 2003 reflects net purchases, sales and maturities of investments of $568,000 less capital expenditures of $6.2 million, consisting primarily of the capitalization of internal-use software development costs related to our current and future service offerings. Cash provided by investing activities in the prior year was primarily from the net sale and maturity of marketable securities, partially offset by capital expenditures. We do not anticipate significant capital expenditures related to the maintenance and expansion of our deployed network during the remainder of 2003. We expect that total capital expenditures will not exceed 10% of revenue in 2004.

      Cash provided by financing activities was $2.4 million for the nine months ended September 30, 2003, as compared to cash provided by financing activities of $327,000 for the nine months ended September 30, 2002. Cash provided by financing activities during the nine months ended September 30, 2003 reflects proceeds from the issuance of common stock under our stock plans and employee stock purchase plans of $1.9 million, settlement of a note receivable with a former officer of $1.8 million and payments on our capital lease obligations of $1.3 million. Cash provided by financing activities in the prior year reflects proceeds from the issuance of common stock of $1.7 million and payments on capital lease obligations of $1.3 million.

      We believe that our current cash, cash equivalents and marketable securities of $99.0 million will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may seek to retire or refinance our long-term debt with cash, equity or a combination thereof. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments

      As a result of amendments to, or terminations of, our facility lease agreements for our Santa Clara, San Mateo and European properties and an amendment to a capital lease agreement during the second quarter of 2003, our contractual obligations have been revised since the filing of our Annual Report on Form 10-K. The following table presents our contractual obligations and commercial commitments as of September 30, 2003 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual Obligations		Less than	12-36	36-60	More than
as of September 30, 2003	Total	12 Months	Months	Months	60 Months

5 1/2% convertible notes	$300.0	$—	$—	$300.0	$—
Bandwidth and co-location agreements	12.3	9.8	2.5	—	—
Real estate leases	27.5	7.0	10.2	8.1	2.2
Capital leases and vendor financing	1.0	1.0	—	—	—
Purchase obligations	0.5	0.5	—	—	—

Total	$341.3	$18.3	$12.7	$308.1	$2.2

Letters of Credit

      As of September 30, 2003, we had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.9 million are classified as long-term marketable securities and $726,000 are classified as short-term marketable securities on the consolidated balance sheet dated as of September 30, 2003. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit.

Off-Balance Sheet Arrangements

      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Obligations under Guarantees” in the footnotes to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of these indemnification agreements. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of guarantees issued or modified during the three and nine months ended September 30, 2003 was nominal.

Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their relative fair value. The guidance in this issue is effective for revenue arrangements entered into after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation 46, or FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51.” FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are not currently an investor in any variable interest entities.

      In October 2003, the FASB issued FASB Staff Position, or FSP 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” This FSP deferred the effective date for applying the provisions of FIN 46 for interests held in variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of this FSP did not have an effect on our financial statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of debt that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

      In August 2003, EITF reached a consensus on Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-05 addresses the applicability of Statement of Position, or SOP, 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. Software that is not essential to the functionality of the unrelated equipment, the equipment would not be considered software-related and would, therefore, be excluded from the scope of SOP 97-2. The adoption of EITF 03-05 will not have a material impact on our consolidated financial statements.

Factors Affecting Future Operating Results

      The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

      We have never been profitable. We have incurred significant losses since inception and expect to continue to incur losses for at least the next two quarters. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative, interest and other expenses. Therefore, we will need to generate higher revenue to achieve and maintain profitability. There are numerous factors that could impede our ability to increase revenue and moderate expenses, including:

•	failure to increase sales of our EdgeSuite service;

•	significant increases in bandwidth costs or other operating expenses;

•	any lack of market acceptance of our services due to continuing concerns about commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service and regulatory initiatives;

•	any failure of our current and planned services and software to operate as expected;

•	a failure by us to respond rapidly to technological changes in our industry which could cause our services to become obsolete;

•	a continuation of adverse economic conditions worldwide that have contributed to slowdowns in capital expenditures by businesses, particularly capital spending in the information technology market;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services and software.

Our failure to significantly increase our revenue would seriously harm our business and operating results and could cause us to fail to make interest or principal payments on our outstanding indebtedness.

      We have significant long-term debt, and we may not be able to make interest or principal payments when due. As of September 30, 2003, our total long-term debt was approximately $300 million and our stockholders’ deficit was approximately $182.6 million. Our 5 1/2% convertible subordinated notes due 2007, which we refer to as our 5 1/2% notes, do not restrict our ability or our subsidiaries’ ability to incur additional indebtedness, including debt that ranks senior to the 5 1/2% notes. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control. The holders of our 5 1/2% notes have the right to convert the notes into our common stock. The conversion price for the 5 1/2% notes is $115.47 per share. The current market price for shares of our common stock is significantly below the conversion price of our convertible subordinated notes. If the market price for our common stock does not exceed the conversion price, the holders of the notes are unlikely to convert their securities into common stock.

      Our 5 1/2% notes are currently trading at a discount to their face amount. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase outstanding 5 1/2% notes for cash; exchange notes for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding 5 1/2% notes, the number of shares that we might issue as a result of such exchanges could significantly exceed the number of shares originally issuable upon conversion of such notes. We cannot assure you that we will repurchase or exchange any outstanding 5 1/2% notes.

      Historically, we have had negative cash flow from operations. For the year ended December 31, 2002, net cash used in operating activities was approximately $65.8 million. For the nine months ended September 30, 2003, net cash used in operating activities was approximately $26.3 million. Annual interest payments on our debentures, assuming no securities are converted or redeemed, is approximately $16.5 million. Unless we are able to generate sufficient operating cash flow to service the 5 1/2% notes, we will be required to raise additional funds or default on our obligations under the debentures and notes.

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

Reduction of revenues from Microsoft would cause our business and financial results to suffer.

      For the three and nine months ended September 30, 2003, Microsoft accounted for 20% and 14%, respectively, of our revenue. Although in September 2003 we entered into an amendment to our content delivery services customer agreement with Microsoft that has a two-year term and includes a minimum usage commitment, Microsoft will have the right to reduce its commitment levels by fifty percent (50%) for the second year of the term and convert the contract to a month-to-month term after the first year if the parties fail to reach agreement as to appropriate price changes after the first year of the term. A significant decline in sales to Microsoft would reduce our revenue and cause our business and financial results to suffer.

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

If future capital expenditures exceed our expected outlays, it could delay or reduce our profitability.

      We expect capital expenditures to remain relatively constant over the next several quarters. If we are required to spend more than expected to maintain or expand our network as a result, for example, of higher server prices or the need to purchase more servers than expected, our cash position would decrease and depreciation would increase. A material decrease in liquidity would harm our financial position. Increased depreciation would decrease our earnings.

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

We could be de-listed from the NASDAQ National Market if we are unable to comply with the continued listing requirements.

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

      Our 5 1/2% convertible notes are subject to changes in market value. As of September 30, 2003, the carrying amount and fair value of these notes were $300 million and $249 million, respectively.

Item 4.	Controls and Procedures

      Akamai’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than as described hereafter, occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended September 30, 2003, we implemented an enhanced integrated fixed asset tracking system to help us manage our deployed network equipment. We anticipate that the system will better assist us in identifying, on a specific cost basis, the net book value of each server in our deployed network system and in our internal network.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      On September 13, 2000, Akamai, together with the Massachusetts Institute of Technology, or M.I.T., filed suit in the United States District Court for the District of Massachusetts against Digital Island Inc., or Digital Island, a wholly-owned subsidiary of Cable and Wireless, plc, for infringing an M.I.T. patent licensed exclusively to us. We refer to such patent as the 703 patent. On December 21, 2001, a jury found that Digital Island’s Footprint 2.0 content delivery network and service offering infringe seven asserted claims of the 703 patent. In August 2002, the district court issued a permanent injunction against Digital Island restraining it from violating four claims of the 703 patent. Digital Island appealed this ruling. In September 2003, the United States Court of Appeals for the Federal Circuit affirmed the district court’s ruling with respect to two of the claims as to which an injunction was granted but reversed the ruling with respect to the remaining two claims. With respect to the two claims as to which the injunction was upheld, the district court will set a schedule for a separate trial to be held on the damages payable by Digital Island as a result of its infringement of such claims.

      In August 2003, Cable and Wireless Internet Services, or C&W, filed suit against us and two of our subsidiaries in the High Court of Justice, Chancery Division in the United Kingdom, alleging infringement of a C&W patent.

      In November 2003, we entered into a settlement agreement with C&W in which each party agreed to dismiss without prejudice all pending lawsuits against the other, including all litigation referenced in the preceding paragraphs, with the exception that we have not agreed to dismiss our lawsuit against Digital Island described in the first paragraph of this Item 1. The damages trial with respect to such claims remains unscheduled.

      See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2002 and Item 1 of Part III of our quarterly report on Form 10-Q for each of the quarters ended March 31, 2003 and June 30, 2003 for a discussion of legal proceedings as to which there were no material developments during the quarter ended September 30, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

      The exhibits filed as part of this quarterly report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(b) Reports on Form 8-K

      On July 30, 2003, we furnished a Current Report on Form 8-K, dated July 30, 2003, under Item 9 Regulation FD Disclosure (Information Furnished Pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”), containing a press release announcing our financial results for the quarter ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

By:	/s/ ROBERT COBUZZI

Robert Cobuzzi,
Chief Financial Officer

Date:     November 13, 2003

EXHIBIT INDEX

Exhibit 10.28*	Akamai Services Customer Agreement Addendum between the Registrant and Microsoft Corporation dated as of September 1, 2003
Exhibit 10.29	Form of Deferred Stock Unit Agreement for Non-Employee Directors of the Registrant
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a -14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.