Form 10-K
period 2003-12-31
AKAMAI TECHNOLOGIES INC
filed 2004-03-10
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $500,105,750 based on the last reported sale price of the common stock on the Nasdaq National Market on June 30, 2003.

      The number of shares outstanding of the registrant’s common stock as of March 4, 2004: 122,633,463 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2004 Annual Meeting of Stockholders to be held on May 25, 2004 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

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

Overview

      Akamai® is the global leader in distributed computing solutions and services, offering solutions designed to make the Internet predictable, scalable, and secure for customers seeking to conduct business over the Internet. The Akamai on demand platform enables customers to easily extend their Internet-facing operations without the cost of building out infrastructure. Akamai serves hundreds of today’s most successful enterprises and government agencies around the globe.

      We began selling our content delivery services in 1999 under the trade name FreeFlow®. Later that year, we added streaming media delivery services to our portfolio and introduced traffic management services that allow customers to monitor traffic patterns on their websites both on a continual basis and for specific events. In 2000, we began offering a software solution that identifies the geographic location and network origin from which end users access our customers’ websites, enabling content providers to customize content without compromising user privacy. In 2001, we commenced commercial sales of our EdgeSuite® offering, a suite of services that allows for high-performance and dynamic delivery of web content. In 2003, we began offering on a commercial basis our EdgeComputingSM service, which allows for delivery of applications, such as store/dealer locators, promotional contests, search functionalities and user registration, over our network.

      Our services are easy to implement and are highly scalable. Historically, our FreeFlow customers selected bandwidth-intensive content, typically media-rich non-text objects such as photographs, banner advertisements and graphics, for delivery over our network. With the introduction of our EdgeSuite service, customers may dynamically deliver a broader range of content and applications — such as customer relationship management tools, pay-per-view video, software updates and entire websites — over our platform. The technology underlying our EdgeSuite service enables us to locate applications and content geographically closer to end-users. Customers of our EdgeComputing service are able to deploy applications that scale on demand and perform more reliably while reducing the demands on their own infrastructures. Using the proprietary algorithms we have developed that continuously monitor and load-balance our network in real-time, we determine the most efficient methods and routes available for delivering the applications and content to our customers’ end users.

      We were incorporated in Delaware in 1998 and have our corporate headquarters at 8 Cambridge Center, Cambridge, Massachusetts, 02142. Our Internet website address is www.akamai.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K.

      We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling

1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Akamai, that file electronically with the Commission. The address of this website is http://www.sec.gov.

      We make available, free of charge, on or through our Internet website our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Commission.

Industry Background

      The end of the 20th century witnessed the explosive growth of the Internet and the emergence of e-business. E-business is the use of the Internet to streamline processes, improve productivity and increase efficiencies, enabling enterprises to communicate more effectively with customers, vendors and partners, connect back-end data systems and transact commerce in a secure manner. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s business communication demands. As a result, information is frequently delayed or lost on its way through the Internet as a result of many potential bottlenecks, including:

•	bandwidth constraints between an end user and the end user’s network provider, such as an Internet Service Provider, or ISP, cable provider or digital subscriber line provider;

•	Internet traffic exceeding the capacity of routing equipment;

•	inefficient or nonfunctioning peering points, or points of connection, between ISPs; and

•	traffic congestion at data centers.

      Driven by competition, globalization and cost-containment strategies, e-business is becoming a critical component for corporate enterprises. These trends require enterprises to rely on an agile e-business infrastructure to meet their real-time strategic and business objectives. We expect enterprises to favor a more decentralized information technology architecture to support their goals of disaster recovery, high availability, denial-of-service mitigation and back up. We also anticipate that enterprises will continue to expand their use of technologies that allow an enterprise to conduct business over the Internet, which are referred to as Internet Protocol, or IP, technologies.

      In recent years, government agencies have begun to migrate more and more of their processes from in-person, mail, or phone services to Internet-based applications. As a result, it has become essential to many public sector bodies that their websites be more reliable and that they deliver their content and applications more efficiently to their constituents. At the same time, budget cuts preclude development of an expensive self-managed infrastructure. We expect that an increasing number of public sector entities will look to third party content and application delivery providers like Akamai to solve these challenges.

Our Solutions

      Akamai provides proven services and solutions for predictable, scalable and secure e-business transactions, without the cost of building out infrastructure. Built on the globally distributed Akamai EdgePlatform, Akamai solutions extend Web operations anywhere, anytime, and improve insight and management of applications and content through our EdgeControlSM technology.

      These services and solutions enable customers to reduce the complexity and cost of deploying and operating a uniform IP infrastructure while ensuring superior performance, reliability, scalability and manageability. Forming the core of these services are our EdgeSuite and EdgeComputing offerings, suites of services that allows enterprises to maximize performance and minimize cost while distributing their Internet-related content and applications using IP technology.

      Akamai also offers a set of solutions aimed at solving customers’ business problems, including online commerce, Web site security, e-business continuity and optimized extranets. These solutions combine various features and capabilities of the EdgeSuite and EdgeComputing services in a way that uniquely addresses each of these problem sets.

EdgeSuite

      By moving electronic content and applications closer to our customers’ end users, our EdgeSuite service allows enterprises to improve the end-user experience, boost reliability and scalability and reduce the cost of their e-business infrastructure. We believe that our EdgeSuite offering is the only service available in the industry capable of providing the benefits of distributed performance to an enterprise’s entire website and all aspects of its applications. Our EdgeSuite service reduces the amount of IP infrastructure that our customers must implement to maintain a global Internet presence. While, site owners maintain a control copy of their applications and content, our EdgeSuite service provides global delivery, load balancing and storage of these applications and content, enabling businesses to focus valuable resources on strategic matters, rather than tactical infrastructure issues.

      Customers of our EdgeSuite service have access to the following service features:

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

As their websites and interactions become more complex, enterprises are seeking tools to manage their Internet presence. Tiered distribution is a hierarchical content distribution method that we use on behalf of participating customers. With this approach, we make available a set of well-connected “core” server regions to store given content and, thus, to alleviate the load on the customer’s origin servers. Akamai’s edge servers can obtain content from these core server regions in lieu of going to the customer’s origin servers. As a result, we are able to efficiently distribute our customers’ content so that our customers can significantly reduce the load on their IP infrastructure and protect their online business from unexpected spikes in demand.

•	Site Fail Over

It is essential that e-businesses maintain constant availability of their websites. Our EdgeSuite service guarantees delivery of default content in the event that the primary, or source, version of the website of an enterprise customer becomes unavailable. Our EdgeSuite offering’s default content capabilities provide a solution for:

•	Site mirroring — we provide an economical way to mirror a website without the expense of investing in additional data centers to achieve redundancy.

•	E-business continuity — we ensure content availability if an unforeseen event causes a customer’s website to crash.

•	Site maintenance — we deliver fail-over service so that a website remains available to end users during updates and maintenance.

•	Net Storage

For an enterprise to most effectively utilize the Internet, it must have available efficient content storage solutions from which to access content for delivery to site visitors. Our EdgeSuite service provides a complete solution for digital storage needs for all content types. Our EdgeSuite Net Storage feature uses multiple terabytes of storage capacity, geographical replication, a scalable architecture and proprietary mapping and routing technology to ensure that content is consistently available.

•	Global Traffic Management

Our EdgeSuite service substantially reduces the amount of Internet infrastructure required to maintain a global Internet presence by providing geographically distributed IP infrastructures that reduce reliance on an origin site for presentation and application processing and enable site owners to maintain only a source copy of the website. Enterprises with geographically distributed IP infrastructures can use EdgeSuite Global Traffic Management to improve the availability, responsiveness and reliability of a multi-location website. When we need to access a customer’s origin site that has been mirrored elsewhere, we rely on our Global Traffic Management feature to choose the optimal mirrored site. Global Traffic Management frees enterprises from managing complex hardware and allows them to concentrate on their core business. Global Traffic Management reduces the need for enterprises to purchase, maintain or house hardware that can rapidly become obsolete and provides continuous monitoring and support from our Network Operations Command Center.

•	Content Targeting

Content targeting allows our customers to customize content by accurately identifying the visiting user’s geographic location, connection speed, device type or other specified information so that content can be targeted for each visitor in real time and be delivered from our servers located in networks throughout the Internet. Content targeting enables content providers to deliver localized content, customized store-fronts, targeted advertising and adaptive marketing. We believe that these site attributes encourage individuals to visit sites with these features more frequently and for longer periods of time.

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

The Akamai EdgeControl Management Center provides detailed real-time and historical information about site visitors, their activities while visiting a customer’s site. This can help our customers understand the effectiveness of a website’s content in meeting their goals. It also provides IP infrastructure information with details on website performance, site visitors’ access points, traffic patterns and automated delivery of logs containing information about website traffic and usage in industry-standard formats. Companies use Business Intelligence’s comprehensive tools to evaluate their strategic investments in website functionality.

•	Streaming Services

Our streaming services provide for the delivery of streaming audio and video content to Internet users. We offer streaming services in all major formats. We principally focus on enterprise streaming applications such as video broadcasting of large events over IP networks and video archives of corporate events or public news events. We believe that we have demonstrated superior streaming network performance and quality, particularly for broadband users.

•	Edge Side Includes and Dynamic Content Assembly

Edge Side Includes (ESI) accelerates dynamic web-based applications by identifying cacheable and non-cacheable website page components that can be aggregated, assembled and delivered at the network edge. EdgeSuite Dynamic Content Assembly gives enterprises the ability to deliver rich, dynamically-rendered pages without any performance penalty. EdgeSuite Dynamic Content Assembly allows companies to assemble and customize website pages at an optimal location within the Akamai’s global network of servers. Customized content is delivered quickly and reliably to each user without forcing interaction with a centralized application server.

EdgeComputing

      Enterprises can position themselves to grow revenue and market share, compete more effectively and reduce business costs by enabling World Wide Web applications that improve promotion and sales, customer service, and vendor and partner management. However, most enterprise IT infrastructures are not equipped to handle these applications, which can include store/ dealer locators, promotional contests, search functionality, user registration, product/ pricing configurators and other key tools. Akamai EdgeComputing enables enterprises to deliver Java (J2EE) Web applications that scale on demand and perform faster and more reliably worldwide than they could relying on their internal IT infrastructures. At the same time, we help them reduce the demands on their own IT infrastructures and simplify their support requirements.

      EdgeComputing allows enterprises to extend more of their applications into the network, closer to end users, including customers, partners, suppliers, and employees. By adding application server capabilities and support for application and development frameworks, such as Java (J2EE) and Microsoft .NET, we are striving to become a pervasive, distributed, and standards-based high performance deployment platform for enterprise applications, Internet-based services and website content of all kinds.

      In May 2003, we launched Akamai EdgeComputingSM Powered by IBM WebSphere®, a new solution that enables enterprises to deploy Java-based software applications over the Akamai network on a “pay-as-you-go” basis. Our customers can now extend applications built on IBM’s WebSphere Internet infrastructure software to Akamai’s distributed network of servers to handle everyday Web application traffic and spikes in demand. Specific application functions, such as creating and viewing a personalized portal, can now be securely “pushed” to the edge of our network and executed closer to the user.

Akamai Solutions

      Akamai Online Commerce is a highly secure, on demand business solution that helps customers more efficiently conduct e-business transactions by meeting peak performance needs to deliver a positive customer experience, increasing conversion rates and ensuring transaction completion while reducing infrastructure build-out costs.

      Akamai e-Business Continuity is an e-business solution designed to provide Internet-enabled enterprises with 100% availability of their most critical Web operations, providing online business continuity by distributing applications over a global network.

      Akamai Site Security is a set of controls that help protect e-businesses against malicious and random traffic from hackers, worms, and viruses, while providing insight into the effectiveness of their security systems.

      Akamai Optimized Extranets is an e-business solution that improves the performance, scalability and security of extranet business applications, without requiring expensive build-outs.

EdgeControl

      Underlying all of Akamai’s services and solutions is our EdgeControl technology which provides comprehensive reporting and management capabilities. Often businesses use outsourced services to extend the reach and scope of their e-business initiatives and achieve the performance and reliability benefits that these services can deliver. However, for many enterprises, outsourcing also means handing over the control of their e-business infrastructure to a third party. Typically, relying on outside organizations forces a difficult choice: gain the significant advantages of third-party content delivery services or maintain visibility and control of your own infrastructure and the flow of your own information.

      Our EdgeControl technology offers a suite of enterprise-class management services for content and applications across the Internet that help eliminate the need to make this choice by:

•	providing our customers with unprecedented visibility and control over their content and infrastructure across the Internet;

•	enabling companies to optimize, monitor and manage the performance of their e-business infrastructure; and

•	ensuring the effectiveness of information and applications.

      Our EdgeControl offering seamlessly integrates with existing enterprise management systems, allowing customers to manage their distributed content and applications via a common interface. EdgeControl provides integration with third party network management tools, including those offered by IBM, Hewlett-Packard and BMC Software. Having created one of the industry’s first examples of a commercially proven utility computing platform, we now provide a global network of servers that can be utilized “on demand,” allowing customers to view and manage usage, billing, troubleshooting, monitoring, and reporting, based on their individual business requirements.

Business Segments and Geographic Information

      We operate in one business segment: providing e-business infrastructure services and solutions. For the years ended December 31, 2003 and 2002, approximately 16% and 13%, respectively, of revenue was derived from our operations outside the United States, of which 13% and 10%, respectively, relate to Europe. No single country accounted for 10% or more of revenue derived outside of the United States. For all other years, less than 10% of revenue was derived from sources outside of the United States. Revenue from services accounted for 98%, 89% and 83%, respectively, of our total revenue for the years ended December 31, 2003, 2002 and 2001. For more information on our segments and geographic areas, including revenues from customers, see our consolidated financial statements appearing in our annual report on Form 10-K, including Note 19 thereto.

The Akamai EdgePlatform

      The EdgePlatform is the foundation of Akamai’s business solutions. We believe it is the world’s largest globally distributed computing platform, with over 14,000 servers deployed in over 1,000 networks in 71 countries. It includes specialized technologies, including advanced routing, load balancing, data collection and monitoring that lay over the Internet, making it a predictable, scalable, and secure platform for conducting profitable e-business.

      Our servers are deployed in over 1,000 networks including Tier 1 providers, medium and small ISPs, cable modem and satellite providers, universities and other networks. We also deploy our servers at smaller and medium-sized domestic and international ISPs through our Akamai Accelerated Network Program. Under this program, we typically do not pay for rack space to house our servers or bandwidth to deliver content from our servers to Internet users. In exchange, ISPs host our servers and obtain access to popular content from the Internet that is served from our platform. As a result, when this content is requested by an enduser, the ISP does not need to pay for the bandwidth otherwise necessary to retrieve the content from the originating website.

      The key to the EdgePlatform’s effectiveness is its use of a distributed computing model in which both content and computing applications are exchanged in a system of widely distributed networks of servers, and processed at the most efficient places within the network. Through a combination of architecture and services, Akamai’s EdgePlatform helps organizations maximize e-business efforts quickly, without adding equipment, cost, or complexity to existing IT infrastructure.

      Akamai’s EdgePlatform is also the first e-business platform to support Edge Side Includes (ESI), an open specification for dynamic assembly and delivery of highly dynamic Web content at the edge of the Internet. Using ESI and the Akamai EdgePlatform, companies can accelerate e-business applications while reducing complexity, development time and deployment costs. As the first application server to support ESI, the Oracle9i Application Server allows customers to seamlessly write and deploy applications that are optimized to deliver dynamic Web content at top speed across the Akamai EdgePlatform and Oracle9iAS.

      Our EdgePlatform is designed so that sites download and run more quickly, deflect security threats and reliably process applications and deliver content — anywhere in the world. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as is required, to support widely varying traffic and rapid e-business growth without expensive and complex infrastructure build-out.

      We monitor the EdgePlatform through our Network Operations Command Center, or NOCC, located at our corporate headquarters, with a back-up facility in California. Our experienced network operations personnel staff the NOCC 24 hours per day, seven days a week. We perform real-time monitoring of our own servers and of the Internet to make certain that content is delivered to users with the best possible performance and reliability. A key design principle of our system is the use of a distributed network of servers with no single point of failure. As a result, if any computer, data center or portion of the Internet fails, our services will continue operating. We constantly monitor the performance of connections between various locations around the Internet and our regions using numerous types of network information to determine the performance of these connections. The result is a “map” of the optimal Akamai region for each location at that point in time. We rebuild this map periodically to reflect changing conditions.

      Our technology is designed so that our servers maintain redundancy with other servers in our network to ensure the highest level of performance and reliability for our customers. This is increasingly important for reliably delivering the mission-critical content and applications of an enterprise over IP networks that, on their own, are often unreliable.

Customers

      Our customer base is centered on enterprises. As of December 31, 2003, our customers included many of the world’s leading enterprises, including Apple Computer, Inc., Best Buy.com, Inc., FedEx Corporation, General Motors Corporation, Microsoft Corporation, NASDAQ, MTV Networks, Sony Ericsson Mobile Communications and Victoria’s Secret. We have also begun to address the needs of the government market and, as of December 31, 2003, had customers such as the Centers for Disease Control and Prevention, the Department of Defense, the Department of Education, the Food and Drug Administration, the U.S. Army Recruitment, the U.S. Geological Survey’s Earthquake Hazards Program and the Voice of America. For the year ended December 31, 2003, Microsoft Corporation accounted for 15% of total revenue. No customer accounted for 10% or more of total revenue for the years ended December 31, 2001 or 2002.

Sales, Services and Marketing

      Our sales and service professionals are located in eight offices in the United States with additional locations in Europe and Japan. We market and sell our services and solutions domestically and internationally through our direct sales and services organization and through more than 25 active resellers including Electronic Data Systems Corporation, IBM, InterNap Network Services Corporation MCI, Telefonica Group and others. In addition to entering into agreements with reseller partners, we have several other types of alliances, including: Edge Architecture Design Partners, ASP Partners, Agency Partners, Technology Partners and Network Partners. By aligning with these companies, we are better able to market our services and adoption of our technology throughout the industry.

      Our sales and support organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2003, we had 212 employees in our sales and support organization, including 98 sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve significant revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient direct sales, technical and global services personnel, and how well we establish and maintain relationships with our strategic partners. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.

      To support our sales efforts and promote the Akamai name, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, on-line advertisements, trade shows, strategic partnerships and on-going customer communication programs. As of December 31, 2003, we had 20 employees in our global marketing organization.

Research and Development

      Our research and development organization is continuously enhancing and improving our existing services, strengthening our network and creating new services in response to our customers’ needs and market demand. As of December 31, 2003, we had 146 employees in our research and development organization, many of whom hold advanced degrees in their field. Our research and development expenses were $13.0 million, $21.8 million and $44.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Competition

      The market for our services remains relatively new, intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition for our services to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•	performance of services and software;

•	return on investment in terms of cost savings and new revenue opportunities for our customers;

•	reduced infrastructure complexity;

•	scalability;

•	ease of implementation and use of service;

•	customer support; and

•	price.

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

Proprietary Rights and Licensing

      Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. We currently have numerous issued United States patents covering our content delivery technology, and we have numerous additional patent applications pending. Our issued patents extend to various dates between approximately 2015 and 2020. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. Two of these patent applications have now been issued. These patents will expire in 2018. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

      As of December 31, 2003, we had a total of 535 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

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

      We have never been profitable under generally accepted accounting principles. We have incurred significant losses since inception in 1998 and expect to continue to incur losses through at least the first half of 2004. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative, interest and other expenses. Therefore, we will need to generate higher revenue to achieve and maintain profitability. There are numerous factors that could, standing alone or combined with other factors, impede our ability to increase revenue and/or moderate expenses, including:

•	failure to increase sales of our EdgeSuite and EdgeComputing services and related features and functions;

•	significant increases in bandwidth costs or other operating expenses;

•	any lack of market acceptance of our services due to continuing concerns about commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service and regulatory initiatives;

•	any failure of our current and planned services and software to operate as expected;

•	a failure by us to respond rapidly to technological changes in our industry that could cause our services to become obsolete;

•	a continuation of adverse economic conditions worldwide that have contributed to slowdowns in capital expenditures by businesses, particularly capital spending in the information technology market;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services and software.

The market for our services remains relatively new, and our business will suffer if the market does not develop as we expect.

      The market for our Internet-related services is relatively new. We cannot be certain that a broad-based market for our services will emerge or be sustainable. Many of our customers are early adopters of new technologies such as those we offer. If we are unable to maintain pricing levels or our market share among these companies, our revenues will not grow and may decrease. If enterprises that are less aggressive in adopting new technologies are reluctant to purchase our services, we will have fewer opportunities to sell our services and will have difficulty generating growth and profits.

Our substantial leverage may harm our financial condition and results of operations, and our failure to increase our revenue would seriously harm our business and operating results and could cause us to fail to make interest or principal payments or pay our outstanding indebtedness.

      We have significant long-term debt, and we may not be able to make interest or principal payments when due. As of December 31, 2003, our total long-term debt was approximately $386.0 million and our stockholders’ deficit was approximately $175.4 million. In January 2004, we issued an additional $25.0 million of our 1.0% convertible senior notes due December 15, 2033. Our substantial level of indebtedness could adversely affect our future operations, by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for capital expenditures, acquisitions, and general corporate and other purposes.

      Neither our existing 5 1/2% convertible subordinated notes due 2007, nor our 1.0% convertible senior notes due in 2033, restrict our ability or our subsidiaries’ ability to incur additional indebtedness. Our ability to satisfy our obligations will depend upon our future performance, which is subject to many factors, including factors beyond our control.

      In December 2003 and January 2004, we repurchased $99.0 million in principal amount of our 5 1/2% convertible subordinated notes. In February 2004, we announced a tender offer to repurchase up to an additional $101.0 million in aggregate principal amount of the 5 1/2% convertible subordinated notes. The tender offer period is scheduled to expire on March 10, 2004. There can be no assurance, however, that we will complete the tender offer in whole or in part. In order to reduce further future cash interest payments, as well as future payments due at maturity, we may, from time to time, depending on market conditions, repurchase or redeem additional outstanding 5 1/2% convertible subordinated notes for cash; exchange 5 1/2% convertible subordinated notes for shares of our common stock, warrants, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding 5 1/2% convertible subordinated notes, the number of shares that we might issue as a result of such exchanges could significantly exceed the number of shares originally issuable upon conversion of the 5 1/2% convertible subordinated notes. We cannot assure you that we will repurchase, redeem or exchange any additional 5 1/2% convertible subordinated notes.

      Historically, we have had negative cash flow from operations. For the year ended December 31, 2003, net cash used in operating activities was approximately $18.0 million. As of March 9, 2004, we had $201.0 million in aggregate principal amount of our 5 1/2% convertible subordinated notes outstanding. Assuming no additional 5 1/2% convertible subordinated notes are converted or redeemed our annual interest payments on our 5 1/2% convertible subordinated notes will be approximately $11.1 million and annual interest payment on our 1.0% convertible senior notes will be approximately $2.0 million. In addition, if our 5 1/2% convertible subordinated notes are converted or if we do not repurchase, redeem, exchange or otherwise repay our outstanding 5 1/2% convertible subordinated notes prior to 2007, they will become due. The holders of our 1.0% convertible senior notes have the right to require us to redeem such notes in December 2010. Unless we are able to generate sufficient operating cash flow to service and, in 2007, pay the 5 1/2% convertible subordinated notes and service the 1.0% convertible senior notes, we will be required to raise additional funds or default on our obligations under our 5 1/2% convertible subordinated notes and 1.0% convertible senior notes.

The conversion price of our 5 1/2% convertible subordinated notes could deter holders of such notes from converting their securities and we will be required to repay these notes.

      The holders of our 5 1/2% convertible subordinated notes have the right to convert those notes into our common stock. The conversion price for the 5 1/2% convertible subordinated notes is $115.47 per share. The current market price for shares of our common stock is significantly below the conversion price of the 5 1/2% convertible subordinated notes. If the market price for our common stock does not exceed the conversion price, the holders of the notes are unlikely to convert their securities into common stock and we will be required instead to pay the holders of such notes.

Conversion of our 1% convertible senior notes may adversely affect the trading price of our common stock.

      Our 1% convertible senior notes are convertible into shares of our common stock at the option of the holder under certain circumstances at an initial conversion price of $15.45 per share. The conversion of some or all of the 1% convertible senior notes and any sales in the public market of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the existence of the 1% convertible senior notes may encourage short selling by market participants because the conversion of the notes could depress our common stock price.

If we are required to seek additional funding, such funding may not be available on acceptable terms or at all.

      If our revenue decreases or grows more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may need to obtain funding from outside sources. If we are unable to obtain this funding, our business would be materially and adversely affected. In addition, even if we were to find outside funding sources, we might be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us, if at all.

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

      Prices we have been charging for some of our services have declined in recent years. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we address. Consequently, our historical revenue rates may not be indicative of future revenue based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of “upselling” our higher-priced services to our EdgeSuite delivery customers, our revenue and gross margins will decrease, and our business and financial results will suffer.

Reduction of revenue from Microsoft would cause our business and financial results to suffer.

      For the year ended December 31, 2003, Microsoft accounted for more than 10% of our revenue. In September 2003, we entered into an amendment to our content delivery services customer agreement with Microsoft that has a two-year term and includes a minimum usage commitment. Microsoft will have the right to reduce its commitment levels by 50% for the second year of the term and convert the contract to a month-to-month term after the first year if the parties fail to reach agreement as to appropriate price changes after the first year of the term. While we expect revenue from Microsoft to be greater than 10% of our total revenue in 2004, an unexpected, significant decline in sales to Microsoft would reduce our revenue and cause our business and financial results to suffer.

Our stock price has been volatile.

      The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	new products, services and strategic developments by us or our competitors;

•	business combinations and investments by us or our competitors;

•	variations in our revenue, expenses or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of public market analysts;

•	performance by other companies in our industry;

•	any adverse determination in pending or future litigation;

•	news reports relating to trends in the content delivery, Internet or other product or service industries; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

      Any of these events may cause the price of our shares to fall. In addition, the stock market in general and the market prices for technology companies in particular have experienced significant volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the market price of our shares, regardless of our operating performance.

Any unplanned interruption in our network or services could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

      Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the capacity, power losses, and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. Any widespread loss or interruption of our network or services would reduce our revenue and could harm our business, financial results and reputation.

We may have insufficient transmission capacity which could result in interruptions in our services and loss of revenue.

      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. We believe that we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons. For example, a number of these network providers are operating under the protection of the federal bankruptcy laws. As a result, there is uncertainty about whether such providers, or others that enter into bankruptcy, will be able to continue to provide services to us. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

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

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, including without limitation taxes, revenue recognition, capitalization of internal-use software, contingent obligations, doubtful accounts and restructuring charges, that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges which could adversely affect our results of operations, which in turn could adversely affect our stock price.

If our license agreement with MIT terminates, our business could be adversely affected.

      We have licensed technology from MIT covered by various patents, patent applications and copyrights relating to Internet content delivery technology. Some of our technology is based in part on the technology covered by these patents, patent applications and copyrights. Our license is effective for the life of the patents and patent applications; however, under limited circumstances, such as a cessation of our operations due to our insolvency or our material breach of the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business.

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

      Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the Internet market are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We have been named as a defendant in several lawsuits alleging that we have violated other companies’ intellectual property rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and require us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; and

•	redesign products or services.

      If we are forced to take any of these actions, our business may be seriously harmed.

Our business will be adversely affected if we are unable to protect our intellectual property rights from third-party challenges.

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have brought numerous lawsuits against entities that we believe are infringing on our intellectual property rights. These legal protections afford only limited protection. Monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

      Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We have a “key person” life insurance policy covering only the life of F. Thomson Leighton, our Chief Scientist and a member of our Board of Directors. The loss of the services of any of our key employees could delay the development and introduction of and negatively impact our ability to sell our services.

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

      We have made acquisitions of other companies in the past and may enter into additional business combinations and acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may have incurred substantial expenses and devoted significant management time and resources without a productive result. In addition, with future acquisitions, we could use substantial portions of our available cash or make dilutive issuances of securities. Future acquisitions or attempted acquisitions could have an adverse effect on our ability to achieve and maintain profitability.

Internet-related and other laws could adversely affect our business.

      Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. This could negatively affect the businesses of our customers and reduce their demand for our services. Tax laws that might apply to our servers which are located in many different jurisdictions could require us to pay additional taxes that would adversely affect our profitability. Internet-related laws, however, remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet or our operations, or interpretations of existing law, could adversely affect our business.

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

      Provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, our Board of Directors has adopted, and recently amended, a shareholder rights plan the provisions of which could make it more difficult for a potential acquirer of Akamai to consummate an acquisition transaction. See “Description of Capital Stock.”

A class action lawsuit has been filed against us that may be costly to defend and the outcome of which is uncertain and may harm our business.

      We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act and the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. This litigation could be expensive and divert the attention of our management and other resources. We can provide no assurance as to the outcome of this action. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

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

      Our headquarters are located in approximately 89,000 square feet of leased office space in Cambridge, Massachusetts. Our primary west coast office is located in approximately 25,000 square feet of leased office space in San Mateo, California. We maintain leased office space in several other locations in the United States, including in or near Los Angeles, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Fairfax, Virginia and Seattle, Washington. We also maintain leased office space in Europe and Asia in or near the following cities: Munich, Germany; Paris, France; London, England; Tokyo, Japan; and Singapore.

Item 3.	Legal Proceedings

      We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

      Between July 2, 2001 and August 31, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. Although we believe that we have meritorious defenses to the claims made in the complaint, an adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

      In February 2002, we filed suit against Speedera Networks, Inc., or Speedera, in federal court in Massachusetts, alleging patent infringement and false advertising by Speedera. In April 2003, we amended our complaint to include an allegation that Speedera infringes a newly-issued content delivery patent held by MIT and licensed to Akamai. In response, Speedera filed a counterclaim in this case alleging that Akamai has infringed a Speedera patent relating to the combined provision of traffic management and content delivery services. We believe that we have meritorious defenses to the claims made in the counterclaim and intend to contest them vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

      In June 2002, we filed suit against Speedera in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access our confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against us seeking monetary damages and injunctive relief and alleging that we engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. We believe that we have meritorious defenses to the claims made in Speedera’s cross-claim and intend to contest the allegations vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this cross-claim.

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

      In November 2002, we filed suit against Speedera in federal court in Massachusetts for infringement of a patent held by Akamai. In January 2003, Speedera filed a counterclaim in this case alleging that Akamai has infringed a patent held by Speedera. We believe that we have meritorious defenses to the claims made in the counterclaim and intend to contest them vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades under the symbol “AKAM.” From the time that public trading of our common stock commenced on October 29, 1999 until September 3, 2002 and since May 5, 2003, our common stock was listed on The NASDAQ National Market. Our common stock was listed on The NASDAQ SmallCap Market between September 3, 2002 and May 2, 2003. Prior to October 29, 1999, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ National Market and The NASDAQ SmallCap Market, as applicable:

	High	Low

Year Ended December 31, 2002:
First Quarter	$6.34	$3.05
Second Quarter	$4.44	$0.76
Third Quarter	$1.55	$0.75
Fourth Quarter	$2.75	$0.56

Year Ended December 31, 2003:
First Quarter	$1.96	$1.18
Second Quarter	$5.93	$1.36
Third Quarter	$5.90	$3.22
Fourth Quarter	$14.20	$3.39

      As of March 4, 2004, there were 589 holders of record of our common stock.

      We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Item 6.     Selected Consolidated Financial Data

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

      We acquired several businesses in 2000 that were recorded under the purchase method of accounting. We allocated $3 billion of the cost of these acquisitions to goodwill and other intangible assets. As a result, loss from operations for the years ended December 31, 2001 and 2000 includes $255.8 million and $676.1 million, respectively, for the amortization of goodwill and other intangible assets related to these acquisitions. In 2001, loss from operations includes a $1.9 billion impairment of goodwill. On January 1, 2002, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill and reclassified our assembled workforce of $1.0 million to goodwill. Loss from continuing operations for the years ended December 31, 2002 and 2001 includes restructuring charges of $45.8 million and $40.5 million, respectively, for actual and estimated termination and modification costs related to non-cancelable facility leases and employee severance. Loss from continuing operations for the year ended December 31, 2003 includes a restructuring credit of $8.5 million for the reversal of previously accrued restructuring liabilities and loss on early extinguishment of debt of $2.1 million.

      In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” losses on the early extinguishment of debt are no longer required to be classified as extraordinary items, as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, for the year ended December 31, 1999, we reclassified the loss resulting from the early extinguishment of debt of $3.3 million from extraordinary loss to a loss from continuing operations.

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$161,259	$144,976	$163,214	$89,766	$3,986
Total cost and operating expenses	172,414	327,512	2,577,112	989,348	60,424
Net loss	(29,281)	(204,437)	(2,435,512)	(885,785)	(57,559)
Net loss attributable to common stockholders	(29,281)	(204,437)	(2,435,512)	(885,785)	(59,800)
Basic and diluted net loss per share	$(0.25)	$(1.81)	$(23.59)	$(10.07)	$(1.98)
Weighted average common shares outstanding	118,075	112,766	103,233	87,959	30,177

	As of December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$198,707	$111,765	$181,514	$373,300	$269,554
Restricted cash	5,000	—	—	—	—
Restricted marketable securities	4,648	13,405	28,997	13,634	—
Working capital	139,756	60,584	136,701	270,396	255,026
Total assets	278,941	229,863	421,478	2,790,777	300,815
Current portion of obligations under capital leases and equipment loans	775	1,207	405	1,080	504
Current portion of accrued restructuring	1,638	23,622	17,633	—	—
Current portion of 5 1/2% convertible subordinated notes	15,000	—	—	—	—
Current portion of long-term debt	—	—	—	—	2,751
Obligations under capital leases and equipment loans, net of current portion	—	1,006	113	421	733
Accrued restructuring, net of current portion	3,641	13,994	10,010	—	—
Other liabilities	1,994	1,854	2,823	1,009	—
1% convertible senior notes	175,000	—	—	—	—
5 1/2% convertible subordinated notes, net of current portion	211,000	300,000	300,000	300,000	—
Total stockholders’ (deficit) equity	$(175,354)	$(168,090)	$17,234	$2,404,399	$281,445

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We primarily derive revenue from recurring Akamai services sold to customers under contracts of a duration of more than one year, which we refer to as recurring revenue or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must eliminate or reduce loss of monthly recurring revenue due to customer cancellations of terminations, increase our base level of recurring revenue contracts on a quarter-over-quarter basis and build on that base by adding new customers in the future and increasing the number of features and functions our customers purchase. At the same time, we must ensure that our expenses do not substantially exceed our revenue. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology. See “Factors Affecting Future Operating Results” elsewhere in the annual report on Form 10-K.

      Our improved financial results in 2003 as compared to 2002 and 2001 reflect our ability to increase our monthly recurring revenue while reducing the expenses needed to support such growth. The following sets forth, as a percentage of revenue, consolidated statements of operations data for the years indicated:

	2003	2002	2001

Revenue	100%	100%	100%

Cost of revenue	38	59	66
Research and development	8	15	28
Sales and marketing	30	45	57
General and administrative	35	68	75
Amortization of other intangible assets	1	8	11
Amortization of goodwill	—	—	145
Restructuring (benefits) charges	(5)	31	25
Impairment of goodwill	—	—	1,172

Total cost and operating expenses	107	226	1,579

Loss from operations	(7)	(126)	(1,479)
Interest income	1	2	7
Interest expense	(12)	(13)	(11)
Other income	—	—	1
Loss on early extinguishment of debt	(1)	—	—
Gain (loss) on investments, net	1	(4)	(9)

Loss before provision for income taxes	(18)	(141)	(1,491)
Provision for income taxes	—	—	1

Net loss	(18)%	(141)%	(1,492)%

      Since our inception, we have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. In recent years, we have incurred significant restructuring expenses related to employee severance payments and facility lease settlements. We have not yet achieved profitability on a quarterly or annual basis; however, we have observed the following known trends and events that are likely to have an impact on our financial condition and results of operation in the future:

•	During each quarter in 2003, the dollar volume of the recurring revenue contracts that we have booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenue for us.

•	During 2003, one customer, Microsoft Corporation, accounted for greater than 10% of our total revenue. We expect to continue to do business with this customer under a long-term contract signed during 2003, and we expect that the revenue from that customer will again be greater than 10% of our total revenue in 2004. We expect revenue derived from companies outside the United States will be between 15% and 20% of our total revenue in 2004.

•	During recent quarters, we have reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions in the market. These price reductions contributed to reductions to our cost of revenue. We believe bandwidth costs will increase as traffic delivered on our network increases. However, we expect to continue to improve management of our network. If successful, bandwidth cost per unit would slightly decrease.

•	During 2003, depreciation of our long-lived assets decreased on a quarterly basis mostly due to these assets becoming fully depreciated. Although we expect that the amortization of internal-use software development costs, which we include in cost of revenue, will increase in the future, we expect that total depreciation and amortization expense will continue to decrease in 2004 due to a decline in equipment purchases in 2003 compared to prior years. Additionally, we believe that depreciation will continue to decrease due to a reduction from previous levels as we replace our equipment at lower cost as compared to historical cost.

•	We expect a net decline in equity compensation costs in 2004 as equity awards issued in previous years become fully vested. This reduction is primarily due to equity compensation charges incurred in connection with issuances of restricted common stock as part of our 2001 exchange offer, these restricted shares will become fully vested in May 2004. Any change in the accounting rules related to employee stock awards requiring that we record expense for employee stock awards at fair value would increase our net loss in the future because we have a significant number of employee options outstanding and expect to continue to grant new options in the future. The amount of any increase resulting from the change in the method of accounting for employee stock options is not determinable at this time due to the number of variables under consideration when determining fair value of stock awards.

•	We do not anticipate significant investment losses or gains in the future as our portfolio is currently comprised primarily of high-grade debt instruments.

•	While operating expenses decreased in each of the past three years, we do not expect significant decreases to continue. We expect a slight increase in operating costs due to a rise in selling related costs and an increase in headcount.

•	We have restructured our excess leased facilities to align future rent obligations to market rates and to eliminate excess capacity. We do not anticipate significant restructuring charges in the future; however, we will continue to pursue modifications or settlements on our long-term leases if we believe it to be in the best interests of Akamai and our stockholders.

•	In December 2003 and January 2004, we repurchased $99.0 million in aggregate principal amount of our outstanding 5 1/2% convertible subordinated notes. In December 2003 and January 2004, we issued $200.0 million in principal amount of our 1% convertible senior notes. In February 2004, we commenced a tender offer to repurchase up to an additional $101.0 million in principal amount of the 5 1/2% convertible subordinated notes. If the tender offer is fully successful, we believe that interest expense on our debt obligations will not exceed $10.5 million in 2004.

•	We expect to incur additional losses related to the extinguishment of debt in 2004 as a result of the repurchase of $25.0 million in principal amount of our 5 1/2% convertible subordinated notes in January 2004 and, if successful, our tender offer to repurchase up to an additional $101.0 million in principal amount of our outstanding 5 1/2% convertible subordinated notes announced in February 2004.

      Based on our analysis of the aforementioned known trends and events, we expect to generate net income during 2004; however, our future results will be affected by many factors identified below in “Factors Affecting Future Operating Results,” including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	maintain our network bandwidth costs and other operating expenses consistent with our revenue;

•	address future capital expenditure requirements at costs that are within our expectations; and

•	maintain the prices we charge for our services.

As a result, there is no assurance that the aforementioned trends will continue or that we will achieve our expected financial objectives.

Recent Events

      In November 2003, we entered into an agreement with Cable and Wireless Internet Services, or CWIS, leading to the dismissal of lawsuits filed by CWIS against us in Boston, San Francisco and London alleging that our services infringe several different CWIS patents. We did not admit liability or make any payments in connection with these dismissals. As part of the settlement, we also agreed to dismiss several lawsuits that we had brought against CWIS. In addition, Akamai and CWIS agreed not to sue each other for a period of five years with respect to the patents and their respective service offerings that had been at issue in these cases.

      In December 2003, we forgave $247,000 of $778,000 due under a note receivable that had been issued to us by an employee that enabled this employee in 1999, to purchase shares of our common stock. We recorded the forgiveness of $247,000 as equity-related compensation. The remaining $531,000 due on the note was paid in full in December 2003.

      In December 2003, we issued $175.0 million in aggregate principal amount of 1% convertible senior notes in exchange for $169.8 million in cash, which reflected a purchase discount of 2.75% to the initial purchaser of the notes and other offering expenses. The notes are due in December 2033; however, we have the right to redeem the notes at par value in December 2010 and the holders of these notes have the right to require us to redeem the notes in December 2010. The 1% convertible senior notes accrue interest at the rate of 1% per year, which is payable semi-annually. Under certain circumstances, holders of these notes may convert them into shares of our common stock at the price of $15.45 per share. As a result of this transaction, we recorded interest expense, including deferred financing amortization costs, totaling $125,000 in 2003.

      In January 2004, the initial purchaser of the 1% convertible senior notes exercised its option to purchase an additional $25.0 million in principal amount of the notes for a payment of $24.3 million, net of the initial purchaser’s discount.

      In December 2003 and January 2004, in a limited number of individually negotiated transactions, we repurchased an aggregate of $99.0 million in principal amount of our outstanding 5 1/2% convertible subordinated notes for an aggregate cash payment of $98.9 million, net of interest paid or payable to the holders.

      In February 2004, we commenced a tender offer to repurchase up to an additional $101.0 million in aggregate principal amount of our outstanding 5 1/2% convertible subordinated notes. Under the modified Dutch Auction structure of the tender offer, we offered to repurchase up to $101.0 million in principal amount of validly tendered 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 in principal amount tendered. The tender offer is subject to numerous conditions. The tender offer period is scheduled to expire on March 10, 2004.

Application of Critical Accounting Policies and Estimates

Overview

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, allowance for doubtful accounts, investments, capitalization of internal-use software, intangible assets, income taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in this annual report on Form 10-K.

Definitions

      We define our “critical accounting policies” as those accounting principles generally accepted in the United States of America that require us to make critical accounting estimates about matters that are uncertain and have a material impact on our financial position and results of operations and the specific manner that we apply those principles. We define a “critical accounting estimate” as an estimate that requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and either the estimate is derived from a range of potential outcomes or changes in the estimate would have a material impact on our financial condition or results of operations.

Review of Critical Accounting Policies and Estimates

Revenue Recognition:

      We recognize revenue from our services and software when:

•	an enforceable arrangement to deliver the service has been established;

•	the service or software has been delivered to and accepted (when applicable) by the customer;

•	the fee for the service or software is fixed or determinable; and

•	collection is reasonably assured.

      At the inception of a long-term customer contract for service, we make a critical estimate as to whether collection is reasonably assured. We base our estimate on the successful completion of a credit check, financial review, the receipt of a deposit from the customer and our payment history with the customer. Upon the completion of these steps, we recognize revenue monthly in accordance with our revenue recognition policy, assuming the other criteria are met. If we subsequently determine that collection is not reasonably assured, we cease recognizing revenue until cash is received. We also record an allowance for doubtful accounts and bad debt expense for all other unpaid invoices for the related customer. Changes in our estimates of whether collection is reasonably assured would change the amount of revenue or bad debt expense that we recognize.

      When we provide professional services such as custom applications and other services considered essential to the functionality of software for a fixed fee, we recognize revenue from the fees for such services and any related software licenses as we complete the project using the percentage-of-completion method. We generally determine the percentage-of-completion by comparing the labor hours we have incurred to date to the estimate of the total labor hours required to complete the project based on regular discussions with our project managers. This method is used because we consider expended labor hours to be the most reliable, available measure of progress on these projects. Adjustments to contract estimates are made in the periods in which facts resulting in a change become known. When the estimate indicates a loss, such loss is provided for in its entirety. Significant judgments and estimates are involved in determining the percentage-of-completion of each contract. Different assumptions could yield materially different results.

      Other professional services not considered essential to the functionality of the software are limited and primarily include integration fees. We recognize revenue from these professional services monthly, along with the related long-term customer contract. When we provide services on a time and materials basis, we recognize revenue as we perform the services based on actual time incurred. When we provide support and maintenance services, we recognize the revenue ratably over the term of the related contracts, typically one year.

Concurrent Transactions:

      From time to time, we enter into contracts to sell our services or license our technology with unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor, unless the fair value to us of the vendor’s product or service can be established objectively and realization of such value is believed to be probable.

Investments:

      We periodically review all investments for reduction in fair value that is other-than-temporary. We consider several factors that may trigger an other-than-temporary decline in value, such as the length of time the investment’s value has been below cost and the financial results of the entity in which we invest. When we conclude that the reduction is other-than-temporary, the cost of the investment is adjusted to its fair value through a charge to loss on investments on the consolidated statement of operations. Changes in our judgment as to whether a reduction in the value of an investment is other-than-temporary could increase loss on investments.

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

Restructuring Liabilities Related to Facility Leases:

      When we vacate a facility subject to a non-cancelable long-term lease, we record a restructuring liability for either the estimated costs to terminate the lease or the estimated costs that will continue to be incurred under the lease for its remaining term where there is no economic benefit to us. In the latter case, we measure the amount of the restructuring liability as the amount of contractual future lease payments reduced by an estimate of sublease income. To date, we have recorded a restructuring liability when our management approves and commits us to a plan to terminate a lease, the plan specifically identifies the actions to be taken, and the actions are scheduled to begin soon after management approves the plan. Beginning in 2003, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we record restructuring liabilities, discounted at the appropriate rate, for a facility lease only when we have both vacated the space and completed all actions needed to make the space readily available for sublease.

      As of December 31, 2003, we had $5.2 million in accrued restructuring liabilities related to vacated facilities. In 2003, we were able to renegotiate two of our previously restructured facility leases to reduce rents payable under the leases to current market rates, resulting in a reversal of previously recorded restructuring liabilities of $9.6 million. We expect that approximately $1.6 million of the amount accrued as of December 31, 2003 will be paid within twelve months. In the event that we are able to sublease our restructured space, we will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

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

Tax Accruals and Valuation Allowance for Deferred Income Taxes:

      We have recorded certain tax accruals to address potential exposures involving our sales and use and property tax positions. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax accruals contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that we estimated.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and the provision for income taxes. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

Capitalization of Internal-Use Software Costs:

      We capitalize the salaries and payroll-related costs of employees who devote time to the application development stage of internal-use software projects. If the project is an enhancement to previously developed software, we must assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred during the application development stage for capitalization. We must gather employee data for the amount of time incurred during the application development phase. Once the project is complete, we must estimate the useful life of the internal-use software, and we must periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Results of Operations

      Revenue. Total revenue increased 11%, or $16.3 million, to $161.3 million for the year ended December 31, 2003 as compared to $145.0 million for the year ended December 31, 2002. Total revenue decreased 11%, or $18.2 million, to $145.0 million for the year ended December 31, 2002 as compared to $163.2 million for the year ended December 31, 2001. The increase in total revenue for 2003 as compared to

2002 was attributable to an increase in service revenue of $28.7 million, partially offset by reductions in software and software-related revenue of $2.8 million and related party revenue of $9.7 million. The increase in service revenue was primarily attributable to an increase in monthly committed revenue, along with usage-based customer revenue due to an increase in customer traffic delivered during the year. Microsoft Corporation was the largest contributor to the increase in revenue attributable to usage that was not pre-committed by our customers. Service revenue also increased due to an increase in the number of customers under recurring revenue contracts. As of December 31, 2003, we had 1,126 customers under recurring revenue contracts as compared to 955 as of December 31, 2002, and 1,078 as of December 31, 2001. Revenue decreased in 2002 as compared to 2001 due to a reduction in service revenue of $6.7 million attributable to a decrease in the number of customers under recurring revenue contracts, a reduction in software and software-related revenue of $5.9 million due to a decrease in the amount of software and other technology licensed to customers, as well as a decrease in related party revenue primarily due to the reduction in the monthly commitment of Sockeye Networks, Inc., or Sockeye.

      For 2003 and 2002, 16% and 13%, respectively, of our total revenue was derived from our operations located outside of the United States, of which 13% and 10%, respectively, was derived from operations in Europe. No single country accounted for 10% or more of revenue derived outside of the United States. For 2001, less than 10% of our total revenue was derived from our operations located outside of the United States. Resellers accounted for 25% of revenue in 2003, 24% in 2002 and 20% in 2001. For 2003, Microsoft Corporation accounted for 15% of revenue. For 2002 and 2001, no single customer accounted for more than 10% of revenue.

      In September 2003, we executed an amendment to our content delivery services customer agreement with Microsoft Corporation. The amended agreement has a two-year term with a minimum usage commitment of $1.3 million. The parties have agreed that, in August 2004, they will negotiate in good faith appropriate changes, if any, to the pricing levels then in effect. If Akamai and Microsoft Corporation are unable to reach agreement on requested pricing changes, the pricing will not change; however, Microsoft Corporation will have the right to reduce its commitment levels by 50% for the second year of the term, and the services shall thereafter be provided on a month-to-month basis subject to termination by either party on ten days notice.

      Service revenue, which consists of revenues from our content and application delivery services, increased 22%, or $28.7 million, to $157.4 million for the year ended December 31, 2003 as compared to $128.7 million for the year ended December 31, 2002. Service revenue was $135.3 million for the year ended December 31, 2001. The increase in service revenue in 2003 as compared to 2002 was primarily attributable to an increase in monthly committed revenue, an increase in customer traffic delivered during the year and an increase in the number of customers under recurring revenue contracts. The decrease in service revenue in 2002 as compared to 2001 was attributable to a decrease in customers under recurring revenue contracts, partially offset by an increase in average monthly recurring revenue per customer. We expect service revenue to continue to increase in 2004 as companies continue to choose to outsource some of their IT spending.

      Software and software-related revenue decreased 43%, or $2.8 million, to $3.7 million for the year ended December 31, 2003 as compared to $6.5 million for the year ended December 31, 2002. Software and software-related revenue was $12.4 million for the year ended December 31, 2001. Software and software-related revenue includes sales of customized technology solutions sold as perpetual licenses or delivered under long-term contracts. The continual decrease in software and software-related revenue for the periods presented reflects a reduction in the amount of customized software projects and other technology licensed to customers and a decrease in the number of perpetual licenses executed as we focus on our core services business.

      Service and software revenue from related parties decreased 99%, or $9.7 million, to $137,000 for the year ended December 31, 2003 as compared to $9.8 million for the year ended December 31, 2002. Service and software revenue from related parties was $15.4 million for the year ended December 31, 2001. The reduction in revenue in 2003 as compared to 2002 from related parties was primarily attributable to revenue in 2002 from Sockeye, Akamai Technologies Japan KK, or Akamai Japan, and SOFTBANK, or SBBM, a co-investor in Akamai Japan, with no associated revenue in 2003. Related party revenue in 2003 represents revenue from

Akamai Australia, a joint venture with ES Group Ventures Pty Ltd, relating to resale commitments. In December 2002 and June 2003, the joint ventures of Akamai Japan and Akamai Australia, respectively, were terminated. In 2003, Akamai formed a wholly-owned subsidiary in Japan. The decrease in revenue from related parties in 2002 as compared to 2001 was a result of the reduction in Sockeye’s minimum monthly revenue commitment in 2001 and the cancellation in November 2002 of Sockeye’s contract with us. We expect no revenue from related parties during 2004.

      Cost of Revenue. Cost of revenue includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenue also includes payroll and related costs and equity-related compensation for network operations personnel, cost of licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software costs.

      Cost of revenue decreased 28%, or $24.2 million, to $61.1 million for the year ended December 31, 2003 as compared to $85.3 million for the year ended December 31, 2002. Cost of revenue decreased 21%, or $23.0 million, to $85.3 million for the year ended December 31, 2002 as compared to $108.3 million for the year ended December 31, 2001. Traffic delivered over our network increased during 2003 compared to 2002. Despite this increase in traffic, cost of revenue decreased in 2003 as compared to 2002 primarily due to lower bandwidth costs, which we achieved by entering into new, competitively priced network contracts, renegotiating existing network contracts to achieve more favorable pricing and continued improved management of our network traffic. During 2003, depreciation of network equipment continued to decrease as our network assets became fully depreciated. Payroll and payroll-related costs, including equity compensation, also decreased in 2003 due to a reduction in headcount. Cost of revenue decreased in 2002 as compared to 2001 by $23.0 million primarily as a result of a reduction in traffic delivered over our network, lower bandwidth costs per unit and improved management of our network traffic.

      Cost of revenue during 2003 and 2002 also included credits received of approximately $3.0 million and $5.6 million, respectively, as a result of entering into new, competitively priced network contracts and renegotiation of existing network contracts. We expect that credits of this nature may occur in the future as a result of our efforts to lower our network costs; however, the timing and amount of these credits, if any, will vary.

      Cost of revenue is comprised of the following (in millions):

	For the Year Ended
	December 31,

	2003	2002	2001

Bandwidth, co-location and storage	$24.5	$32.3	$55.1
Network operations personnel payroll and related costs, including equity compensation	2.9	6.2	10.5
Cost of software license	0.4	0.5	—
Depreciation of network equipment and amortization of internal-use software	33.3	46.3	42.7

Total cost of revenue	$61.1	$85.3	$108.3

      We believe cost of revenue will slightly increase in 2004 as compared to 2003 because we expect to deliver more traffic on our network and that amortization of internal-use software development costs will increase. We anticipate that these increases will be offset by a decline in depreciation of our network equipment. In addition, higher expenses associated with increased traffic on our network would be mitigated by lower bandwidth costs per unit, if we are successful at continuing to improve our management of our network.

      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain software development costs required to be capitalized. During the year ended December 31,

2003 and 2002, we capitalized $7.5 million and $6.0 million, respectively, net of impairments, of payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network. We did not capitalize any payroll costs in 2001. These capitalized internal-use software costs are amortized to cost of revenue over their useful lives of two years.

      Research and development expenses decreased 40%, or $8.8 million, to $13.0 million for the year ended December 31, 2003 as compared to $21.8 million for the year ended December 31, 2002. Research and development expenses decreased 51%, or $23.1 million, to $21.8 million for the year ended December 31, 2002 as compared to $44.8 million for the year ended December 31, 2001. The decrease in 2003 as compared to 2002, as well as 2002 as compared to 2001, was primarily due to an increase in capitalization of internal-use software costs and a decrease in payroll and related costs, including equity-related compensation, as a result of workforce reductions in 2002. The decreases in research and development expenses over these years is quantified as follows (in millions):

	Decrease in Research
	and Development Expenses

	2003 to 2002	2002 to 2001

Payroll and related costs, including equity compensation	$(7.4)	$(13.5)
Capitalization of internal-use software development costs	(1.1)	(6.0)
Other	(0.3)	(3.6)

Total decrease	$(8.8)	$(23.1)

      We believe that research and development expenses will increase slightly in 2004 as compared to 2003, as we continue to make development investments.

      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.

      Sales and marketing expenses decreased 27%, or $17.2 million, to $47.6 million for the year ended December 31, 2003 as compared to $64.8 million for the year ended December 31, 2002. Sales and marketing expenses decreased 30%, or $28.1 million, to $64.8 million for the year ended December 31, 2002 as compared to $92.9 million for the year ended December 31, 2001. The decrease in sales and marketing expenses in 2003 as compared to 2002, as well as 2002 as compared to 2001, was primarily due to a reduction in payroll and payroll-related costs, including decreases in equity-related compensation attributable to reductions in headcount in 2002. Sales and marketing during 2003 also decreased as a result of reductions in advertising costs associated with an agreement between CNN News Group and Akamai, which expired in the fourth quarter of 2002. The decreases in sales and marketing expenses over these years is quantified as follows (in millions):

	(Decrease) Increase in
	Sales and Marketing
	Expenses

	2003 to 2002	2002 to 2001

Payroll and related costs, including equity compensation	$(10.9)	$(27.5)
Advertising and related costs	(7.2)	0.2
Other	0.9	(0.8)

Total net decrease	$(17.2)	$(28.1)

      We believe sales and marketing expenses will increase modestly in 2004 as compared to 2003 due to an expected increase in commissions and marketing costs.

      General and Administrative. General and administrative expenses consist primarily of depreciation of property and equipment used by us internally, payroll and related costs, equity-related compensation and related expenses for executive, finance, business applications, network management, human resources and other administrative personnel, fees for professional services, the provision for doubtful accounts and rent and other facility-related expenditures for leased properties.

      General and administrative expenses decreased 42%, or $40.9 million, to $57.0 million for the year ended December 31, 2003 as compared to $97.9 million for the year ended December 31, 2002. General and administrative expenses decreased 20%, or $24.0 million, to $97.9 million for the year ended December 31, 2002, as compared to $121.9 million for the year ended December 31, 2001. The decrease in general and administrative expenses in 2003 as compared to 2002 was primarily due to reduced payroll and related costs, including equity-related compensation, and reduced rent expense as a result of restructurings. In 2003, general and administrative expenses also decreased due to a reduction in depreciation expense as a result of assets becoming fully depreciated. The decrease in general and administrative expenses in 2002 as compared to 2001 was primarily due to a decrease in the provision for doubtful accounts, reduced payroll and related costs as a result of reductions in headcount and reduced rent expense as a result of facility restructurings. The decrease in the provision for doubtful accounts in 2002 compared to 2001 reflected an improvement in the financial health of our customer base which had begun to include more customers that do not rely solely on Internet-based commerce for their revenues. The decrease in general and administrative over these years is quantified as follows (in millions):

	(Decrease) Increase in
	General and
	Administrative Expenses

	2003 to 2002	2002 to 2001

Bad debt expense	$1.5	$(8.7)
Payroll and related costs, including equity compensation	(17.7)	(5.1)
Rent and facilities	(6.2)	(4.7)
Depreciation	(14.5)	1.0
Other	(4.0)	(6.5)

Total net decrease	$(40.9)	$(24.0)

      We do not expect significant further decreases in general and administrative expenses in 2004 as compared to 2003, rather we believe that these expenses will remain constant in 2004.

      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations. Amortization of other intangible assets decreased 81%, or $9.7 million, to $2.2 million for the year ended December 31, 2003 as compared to $11.9 million for the year ended December 31, 2002. Amortization of other intangible assets decreased 35%, or $6.6 million, to $11.9 million for the year ended December 31, 2002 as compared to $18.5 million for the year ended December 31, 2001. Intangible assets acquired in business combinations were fully amortized as of the end of the first quarter of 2003; therefore, there was no corresponding amortization of such intangibles assets in the remainder of 2003. The decrease in amortization of other intangible assets in 2002 as compared to 2001 was primarily due to the discontinuation of assembled workforce amortization in 2002, partially offset by an impairment to intangible assets in 2002. We expect to amortize approximately $48,000 of intangible assets in 2004 and in each year thereafter through 2008, during which they will become fully amortized.

      Amortization of Goodwill. We no longer amortize goodwill as a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. In accordance with SFAS No. 142, we reclassified assembled workforce intangible assets of approximately $1.0 million to goodwill. The resulting balance of goodwill was $4.9 million on January 1, 2002. For purposes of performing an impairment test, we determined that we had one reporting unit, and we assigned the entire balance of goodwill to this reporting unit as of January 1, 2004, 2003 and 2002. The fair value of the reporting unit was determined using our market capitalization as of January 1, 2004, 2003 and 2002, respectively. The fair value on January 1, 2004, 2003 and 2002 exceeded the net assets of the reporting unit, including goodwill, as of these dates. Accordingly, we concluded that no impairment existed on these dates. Unless changes in events or circumstances indicate that an impairment test is required, we will next test goodwill for impairment as of January 1, 2005. Amortization of goodwill was $237.3 million for the year ended December 31, 2001.

      Restructuring Charges. We recorded net restructuring benefits of $8.5 million as a result of amendments to and terminations of facility leases during the year ended December 31, 2003. During the year ended December 31, 2002, we recorded restructuring charges of $45.8 million, which represents $3.6 million for employee severance benefits and $42.2 million attributable to facility leases and long-lived asset impairments. During the year ended December 31, 2001, we recorded restructuring charges of $40.5 million, which represents $5.1 million for employee severance benefits and $35.4 million attributable to facility leases and long-lived asset impairments. Our restructuring expenses are summarized as follows (in millions):

	For the Year Ended
	December 31,

	2003	2002	2001

Facility leases	$(8.5)	$42.2	$35.4
Severance	—	3.6	5.1

Total	$(8.5)	$45.8	$40.5

      During 2002, in connection with the termination of our facility leases for 500 and 600 Technology Square in Cambridge, Massachusetts, we recorded restructuring charges of $8.0 million for the difference between the actual termination costs and the amount previously accrued. Also during 2002, we recorded restructuring charges of $29.7 million representing the difference between the anticipated costs to terminate or modify vacant facilities under non-cancelable lease agreements and the previously recorded restructuring liabilities for these properties. In addition, we impaired leasehold improvements, furniture and fixtures, deposits, deferred rent and other long-lived assets related to these facilities in the amount of $4.5 million.

      During 2003, we amended or terminated three long-term leases in connection with which we paid our lessors a total of $16.1 million in cash and restricted cash. As a result of these lease amendments and terminations, we reversed $9.6 million of previously accrued restructuring liabilities and recorded $1.1 million for costs relating to the restructuring of a facility in Europe. These three transactions are as follows:

In April 2003, we amended our lease obligation for a substantially vacant facility in Santa Clara, California. Under the terms of the amendment, we made a payment of $9.4 million. The total payment also included the release of $5.7 million in restricted cash. As a result of this amended lease agreement, we reversed $9.2 million of previously accrued restructuring liabilities. We continued to pay rent at the previously contracted rate through the end of 2003. Beginning in January 2004, rent will be reduced to a lower rate substantially aligned with market rates in the area. The amended lease is scheduled to terminate in August 2007. As of December 31, 2003, the remaining restructuring liability related to this facility was $5.0 million. As we make the remaining contractual rent payments allocable to the vacated space, this liability will be reduced. We are actively seeking a subtenant for this space. We have estimated no sublease income for this facility due to the market conditions in the area.

In May 2003, we terminated our lease for a facility located in the United Kingdom for a fee of approximately $700,000. In connection with this lease termination, we recorded a restructuring charge of $1.1 million for costs related to the termination fee and the write-off of long-lived assets and long-term deposits, of which $144,000 represents a non-cash restructuring charge for impairments of leasehold improvements and other long-lived assets. We have relocated our operations in the United Kingdom to a smaller facility.

In June 2003, we terminated our long-term lease for our San Mateo, California facility for a payment of $6.0 million and entered into a new lease for 60% less space in this facility. As a result of this terminated lease, we reversed $400,000 of previously recorded restructuring liabilities. Of the $6.0 million payment, $1.1 million was recorded as a prepayment for the remaining utilized space and is being amortized over the remaining term of the original lease. We have previously accrued a restructuring liability for the vacant portion of the original lease. The new lease is scheduled to expire in May 2008.

Rent payments under the new lease are lower than under the original lease, and are more in line with current market rates.

      The following table summarizes the establishment and usage of the restructuring liabilities related to real estate leases (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2001	$27.6
Restructuring charges for the twelve months ended December 31, 2002	45.8
Cash payments	(32.6)
Non-cash items	(3.2)

Ending balance, December 31, 2002	37.6
Restructuring benefits net, for the twelve months ended December 31, 2003 (includes the reversal of $9.6 million of previously accrued restructuring liabilities)	(8.5)
Cash payments	(23.8)
Non-cash items	(0.1)

Ending balance, December 31, 2003	$5.2

Current portion of accrued restructuring	$1.6

Long-term portion of accrued restructuring	$3.6

      We do not anticipate significant restructuring charges in the future; however, we will continue to pursue modifications or settlements on our long-term leases if we believe it to be in the best interests of Akamai and our stockholders. We have estimated the amount of restructuring liabilities associated with real estate leases based on the most recent available market data and discussions with our lessors and real estate advisors.

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

      Interest Income. Interest income includes interest earned on invested cash balances and interest earned on notes receivable for stock. Interest income decreased 57%, or $1.7 million, to $1.3 million for the year ended December 31, 2003 as compared to $3.0 million for the year ended December 31, 2002. Interest income decreased 75%, or $9.2 million, to $3.0 million for the year ended December 31, 2002 as compared to $12.3 million for the year ended December 31, 2001. The decrease in interest income for each of 2003 and 2002 as compared with prior periods was a result of a decrease in our invested cash balance and a decrease in the interest rates earned on our investments. We expect our interest income in 2004 to be consistent with 2003 as our invested cash balance should remain constant or slightly increase, assuming consummation of the tender offer to repurchase $101.0 million of our outstanding 5 1/2% convertible subordinated notes in March 2004, with no expected change in the interest rates we expect to earn.

      Interest Expense. Interest expense includes interest paid on our debt obligations. Interest expense was $18.3 million for the year ended December 31, 2003 as compared to $18.4 million for the year ended December 31, 2002 and $18.9 million for the year ended December 31, 2001. Interest expense remained relatively constant throughout the periods presented. In December 2003 and January 2004, we repurchased $99.0 million in aggregate principal amount of our outstanding 5 1/2% convertible subordinated notes. In February 2004, we commenced a tender offer to repurchase up to an additional $101.0 million in principal amount of the 5 1/2% convertible subordinated notes. In December 2003 and January 2004, we issued $200.0 million in principal amount of our 1% convertible senior notes. If the tender offer is fully successful, we believe that interest expense on our debt obligations will not exceed $10.5 million in 2004.

      Other Income. We received $1.0 million in proceeds on a key-person life insurance policy as a result of the death in September 2001 of Daniel M. Lewin, Akamai’s co-founder.

      Gain (loss) on Investments, net. During 2003, we recorded a net gain on investments of $1.6 million, of which $1.7 million related to the sale of equity investments in publicly-traded companies, offset by losses of $55,000 on investments in a privately-held companies and sale of marketable securities. Loss on investments in 2002 included a loss of $4.3 million related to our investment in Netaxs, Inc., a related party, which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002. Loss on investments was partially offset by a gain of $400,000 on our sale of our equity interest in Akamai Japan to SBBM. In addition, loss on investments in 2002 consists of a loss of $2.4 million to adjust the cost basis of equity investments to fair value, partially offset by approximately $149,000 of realized investment gains. For the year ended December 31, 2001, loss on investments includes a loss of $10.2 million for the adjustment to market value of equity investments for impairment that was determined to be other-than-temporary, realized losses of $2.8 million and a related party loss of $2.0 million in an investment accounted for under the equity method. We do not expect significant gain or losses on investments, as our portfolio is comprised primarily of high-grade debt instruments.

      Loss on Early Extinguishment of Debt. During the year ended December 31, 2003, we recorded a loss on early extinguishment of debt of $2.1 million as a result of costs incurred in connection with our repurchase of $74.0 million in principal amount of our 5 1/2% convertible subordinated notes during the year. This loss represents the reduction of $1.2 million of deferred financing costs associated with repurchases of notes and $890,000 of advisory services incurred related to the repurchases. We expect to incur additional losses on early extinguishment of debt in connection with additional repurchases of our 5 1/2% convertible subordinated debt in 2004. See “Recent Events” above.

Liquidity and Capital Resources

      To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock;

•	the issuance in April 1999 of senior subordinated notes, which we repaid in 1999, totaling approximately $124.6 million in net proceeds;

•	an initial public offering of our common stock in October 1999 that provided $217.6 million after underwriters’ discounts and commissions;

•	the sale in June 2000 of $300 million in principal amount of our 5 1/2% convertible subordinated notes, which generated net proceeds of $290.2 million;

•	the sale in December 2003 of $175 million in principal amount of our 1% convertible senior notes due December 15, 2033, which generated net proceeds of $169.8 million; and

•	the sale in January 2004 of an additional $25 million in principal amount of our 1% convertible senior notes as a result of the purchaser’s exercise of its option to purchase additional notes, resulting in net proceeds of $24.3 million.

      As of December 31, 2003, cash, cash equivalents and marketable securities totaled $208.4 million, of which $9.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit and Restricted Cash” below.

      Cash used in operating activities decreased 73%, or $47.8 million, to $18.0 million for the year ended December 31, 2003 compared to $65.8 million for the year ended December 31, 2002. Cash used in operating activities decreased 45%, or $53.5 million, to $65.8 million for the year ended December 31, 2002 compared to $119.3 million for the year ended December 31, 2001. The decrease in cash used in operating activities for 2003 as compared to 2002 was primarily due to a decrease of approximately $108.0 million, or 141%, in net losses before non-cash expenses such as depreciation and amortization, loss on investments, equity-related compensation and loss on early extinguishment of debt. Cash used in operating expense in 2002 as compared to 2001 decreased primarily due to a decrease of approximately $54,000, or 41%, in net losses before non-cash expenses.

      Cash used in investing activities was $36.4 million for the year ended December 31, 2003, compared to cash provided by investing activities of $96.1 million for the year ended December 31, 2002. Cash provided by investing activities was $39.6 million for the year ended December 31, 2001. The decrease in cash provided by investing activities for 2003 as compared to 2002 was primarily due to an increase in our net investment in marketable securities year over year. Cash used in investing activities for 2003 reflects net purchases, sales and maturities of investments of $27.7 million and capital expenditures, including capitalization of internal-use software development costs of $8.9 million. Cash provided by investing activities for 2002 reflects net purchases, sales and maturities of investments of $116.5 million less capital expenditures of $14.2 million, including capitalization of internal-use software development costs. Cash provided by investing activities during 2002 also includes a payment of $6.5 million to CNN News Group to settle an obligation resulting from our acquisition of InterVu, Inc., or InterVu, in April 2000. See Note 18 to the consolidated financial statements included in this annual report on Form 10-K for further discussion. We expect total capital expenditures, a component of cash used in investing activities, will not exceed 10% of revenue in 2004.

      Cash provided by financing activities was $100.2 million for the year ended December 31, 2003, $1.2 million for the year ended December 31, 2003 and $8.5 million for the year ended December 31, 2001. Cash provided by financing activities in 2003 reflects proceeds received from the issuance of our 1% convertible senior notes, net of financing costs, of $169.8 million, issuances of common stock under our stock plans and employee stock purchase plans of $8.6 million, settlement of notes receivable for stock of $2.3 million, offset by payments for the repurchase of $74.0 million in principal amount of our 5 1/2% convertible subordinated notes, an increase in restricted cash to reflect a commitment to repurchase $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004, and payments on our capital leases of $1.4 million. We satisfied the $5.0 million commitment to repurchase notes in January 2004. Cash provided by financing activities in 2002 reflects proceeds from the issuance of common stock under our stock plans of $2.8 million and payments on our capital lease obligations of $1.6 million. Cash received from the issuance of common stock under stock option and employee stock purchase plans increased in 2003 as compared to prior years as a result of more option exercises in 2003. Assuming consummation of our announced tender offer for up to $101.0 million in principal amount of our 5 1/2% convertible subordinated notes, along with the issuance of an additional $25.0 million in principal amount of our 1% convertible senior notes and the repurchase of $25.0 million in principal amount of our 5 1/2% convertible subordinated notes, we expect our cash used for financing activities in 2004 to increase as compared to 2003.

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities of $208.4 million will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock and outstanding debt securities, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments

      The following table presents our contractual obligations and commercial commitments as of December 31, 2003 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual		Less than	12 to 36	36 to 60	More than
Obligations	Total	12 Months	Months	Months	60 Months

5 1/2% convertible subordinated notes	$226.0	$15.0	—	$211.0	—
1% convertible senior notes	175.0	—	—	—	$175.0
Interest on convertible notes outstanding assuming no early redemption	93.9	15.5	$25.6	9.0	43.8
Real estate operating leases	25.7	6.1	10.4	7.9	1.3
Bandwidth and co-location agreements	11.7	10.1	1.6	—	—
Capital leases and purchase obligations	0.8	0.8	—	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	2.5	2.5	—	—	—
Advisory services	0.6	0.6	—	—	—

Total contractual obligations	$536.7	$51.1	$37.6	$227.9	$220.1

Letters of Credit and Restricted Cash

      As of December 31, 2003, we had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to long-term facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.9 million are classified as long-term and $726,000 are classified as short-term on our consolidated balance sheet. The restrictions on these marketable securities lapse as we fulfill our obligations as provided by the letters of credit.

      As of December 31, 2003, we had $5.0 million classified as restricted cash on the consolidated balance sheet. This amount reflects our commitment at December 31, 2003 to repurchase $5.0 million in aggregate principal amount of our 5 1/2% convertible subordinated notes. As of December 31, 2003, the related debt is included in our current liabilities as current portion of 5 1/2% convertible subordinated notes in our consolidated balance sheet.

Off-Balance Sheet Arrangements

      We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We have not accrued a liability for any guarantee identified because the likelihood of incurring a payment obligation under the guarantees is remote. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of these indemnification agreements.

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

      In January 2003, the FASB issued Interpretation 46, or FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51.” FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We currently do not hold any variable interest entities and therefore FIN 46 did not have an effect on our consolidated financial statements.

      In October 2003, the FASB issued FASB Staff Position, or FSP, 46-6, “Effective Date of FASB Interpretation 46, Consolidation of Variable Interest Entities.” This FSP deferred the effective date for applying the provisions of FIN 46 for interests in variable interest entities or potential variable interest entities created before February 1, 2003. FSP 46-6 had no effect on our consolidated financial statements.

      In December 2003, the FASB issued Interpretation 46R, or FIN 46R, “A Revision to FIN 46, Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. We currently do not hold any variable interest entities and therefore FIN 46R is not expected to have an effect on our consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003 and the adoption did not have a material effect on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of debt that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective July 1, 2003. The adoption of the SFAS No. 150 did not impact our consolidated financial statements.

      In August 2003, the EITF reached a consensus on Issue 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on our consolidated financial results.

      In December 2003, the SEC issued Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”, which supersedes No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance on SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21. The adoption of SAB No. 104 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In our investment portfolio we do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit.

      We may incur realized losses as a result of early redemptions of our debt securities. Our 5 1/2% convertible subordinated notes and 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of December 31, 2003, the carrying amount and fair value of the 5 1/2% convertible subordinated notes were $226.0 million and $187.6 million, respectively. In February 2004, we commenced a tender offer to repurchase up to $101.0 million of the 5 1/2% convertible subordinated notes. The carrying amount and fair value of the 1% convertible senior notes were both $175.0 million as of December 31, 2003.

      We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Akamai Technologies, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, the Company ceased amortization of goodwill and reclassified its assembled workforce intangible asset to goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in January 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 29, 2004, except for Note 21, as
to which the date is February 19, 2004

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$160,074	$111,262
Restricted cash (Note 5)	5,000	—
Marketable securities (including restricted securities of $726 and $3,161 at December 31, 2003 and 2002, respectively)	4,910	3,664
Accounts receivable, net of allowance for doubtful accounts of $1,241 and $1,939 at December 31, 2003 and 2002, respectively	20,727	16,290
Due from related parties (Note 17)	—	1,284
Prepaid expenses and other current assets	11,705	9,183

Total current assets	202,416	141,683
Property and equipment, net	23,878	63,159
Marketable securities	34,449	—
Restricted marketable securities	3,922	10,244
Goodwill (Note 7)	4,937	4,937
Other intangible assets, net (Note 7)	239	2,473
Other assets	9,100	7,367

Total assets	$278,941	$229,863

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,769	$16,847
Accrued expenses (Note 8)	30,462	37,062
Deferred revenue	3,016	2,361
Current portion of obligations under capital leases and vendor financing	775	1,207
Current portion of accrued restructuring (Note 11)	1,638	23,622
Current portion of 5 1/2% convertible subordinated notes (Note 10)	15,000	—

Total current liabilities	62,660	81,099
Obligations under capital leases and vendor financing, net of current portion	—	1,006
Accrued restructuring, net of current portion (Note 11)	3,641	13,994
Other liabilities	1,994	1,854
1% convertible senior notes (Note 10)	175,000	—
5 1/2% convertible subordinated notes, net of current portion (Note 10)	211,000	300,000

Total liabilities	454,295	397,953

Commitments, contingencies and guarantees (Note 9)
Stockholders’ deficit (Notes 12, 13 and 14):
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 122,154,517 shares issued and 121,875,286 shares outstanding at December 31, 2003; 117,660,254 shares issued and 117,385,254 shares outstanding at December 31, 2002	1,222	1,177
Additional paid-in capital	3,437,186	3,428,434
Deferred stock compensation	(1,545)	(9,895)
Notes receivable for stock (Note 13)	—	(3,473)
Accumulated other comprehensive income (loss) (Note 4)	1,379	(18)
Accumulated deficit	(3,613,596)	(3,584,315)

Total stockholders’ deficit	(175,354)	(168,090)

Total liabilities and stockholders’ deficit	$278,941	$229,863

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Revenue:
Service	$157,392	$128,664	$135,342
Software and software-related	3,730	6,522	12,434
Service and software from related parties (Note 17)	137	9,790	15,438

Total revenue	161,259	144,976	163,214

Cost and operating expenses:
Cost of revenue	61,115	85,304	108,335
Research and development	12,971	21,766	44,844
Sales and marketing	47,583	64,765	92,867
General and administrative	57,032	97,923	121,926
Amortization of other intangible assets	2,234	11,930	18,487
Amortization of goodwill	—	—	237,317
Restructuring (benefit) charges (Note 11)	(8,521)	45,824	40,496
Impairment of goodwill	—	—	1,912,840

Total cost and operating expenses	172,414	327,512	2,577,112

Loss from operations	(11,155)	(182,536)	(2,413,898)
Interest income	1,302	3,047	12,257
Interest expense	(18,324)	(18,357)	(18,859)
Other income	—	—	1,002
Gain (loss) on investments, net (Note 5)	1,622	(6,099)	(14,952)
Loss on early extinguishment of debt (Note 10)	(2,097)	—	—

Loss before provision for income taxes	(28,652)	(203,945)	(2,434,450)
Provision for income taxes	629	492	1,062

Net loss	$(29,281)	$(204,437)	$(2,435,512)

Basic and diluted net loss per share	$(0.25)	$(1.81)	$(23.59)

Weighted average common shares outstanding	118,075	112,766	103,233

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001

	(in thousands)
Cash flows from operating activities:
Net loss	$(29,281)	$(204,437)	$(2,435,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,749	90,418	329,624
Amortization of deferred financing costs	1,417	1,389	1,389
Deferred taxes	351	—	—
Equity-related compensation	9,813	21,195	31,457
Amortization of prepaid advertising acquired for common stock (Note 18)	—	5,634	5,632
Provision for doubtful accounts	761	(746)	7,938
Interest income on notes receivable for stock	(81)	(131)	(331)
Non-cash portion of restructuring charge (Note 11)	144	3,161	1,250
Non-cash portion of loss on early extinguishment of debt (Note 10)	1,207	—	—
Impairment of goodwill	—	—	1,912,840
Foreign currency (gains) losses	(1,384)	(437)	196
(Gains) losses on investments and disposal of property and equipment	(1,295)	7,240	15,078
Changes in operating assets and liabilities:
Accounts receivable	(2,800)	4,501	(4,640)
Prepaid expenses and other current assets	(2,740)	1,195	7,480
Accounts payable, accrued expenses and other current liabilities	(12,230)	(17,913)	(10,047)
Deferred revenue	604	(2,197)	615
Accrued restructuring	(32,337)	9,973	27,643
Other non-current assets and liabilities	101	15,398	(9,894)

Net cash used in operating activities	(18,001)	(65,757)	(119,282)

Cash flows from investing activities:
Purchases of property and equipment	(1,422)	(7,247)	(64,526)
Capitalization of internal-use software (Note 6)	(7,459)	(6,940)	—
Purchases of investments	(38,320)	(24,550)	(160,076)
Cash paid as contingent purchase price for the acquisition of a business (Note 18)	—	(6,500)	—
Proceeds from sales of property and equipment	114	327	289
Proceeds from sales and maturities of investments	10,639	141,001	263,865

Net cash (used in) provided by investing activities	(36,448)	96,091	39,552

Cash flows from financing activities:
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	169,800	—	—
Payments on capital leases	(1,438)	(1,645)	(1,176)
Payments on repurchase of 5 1/2% convertible subordinated notes	(74,000)	—	—
Increase in restricted cash held for note repurchases	(5,000)	—	—
Repayment of notes receivable for stock	2,301	—	2,693
Proceeds from the issuance of common stock upon exercise of stock options and under employee stock purchase plan	8,585	2,807	7,024

Net cash provided by financing activities	100,248	1,162	8,541

Effects of exchange rate translation on cash and cash equivalents	3,013	992	(167)

Net increase (decrease) in cash and cash equivalents	48,812	32,488	(71,356)
Cash and cash equivalents, beginning of year	111,262	78,774	150,130

Cash and cash equivalents, end of year	$160,074	$111,262	$78,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,667	$16,689	$18,044
Cash paid for income taxes	—	—	70
Non-cash financing and investing activities:
Assets acquired under capital lease obligations and vendor financing	$—	$3,339	$193
Sales of investments in exchange for equity securities	—	150	1,183
Issuances of common stock as bonuses	—	—	4,262
Issuances of common stock in exchange for warrants	5	—	—

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001

						Accumulated
						Other
	Common Stock		Additional		Notes	Comprehensive
			Paid-in-	Deferred	Receivable	Income
	Shares	Amount	Capital	Compensation	for Stock	(Loss)

	(In thousands, except share data)
Balance at December 31, 2000	108,203,290	$1,082	$3,382,582	$(22,313)	$(5,704)	$(6,882)
Comprehensive loss:
Net loss
Foreign currency translation adjustment						2
Unrealized losses on investments						(94)
Reclassification of unrealized investment losses to realized net loss						6,459
Comprehensive loss:
Issuance of common stock upon the exercise of stock options and warrants	1,541,581	15	3,279
Issuance of common stock under employee stock purchase plan	577,932	6	3,706
Issuance of common stock for InterVu acquisition	183,645	2	(2)
Interest on notes receivable					(331)
Repayments of notes receivable					2,693
Deferred compensation for the grant of stock options and the issuance of restricted common stock	5,875,544	59	55,372	(51,151)
Repurchase and cancellation of restricted stock due to employee terminations	(1,282,675)	(13)	(9,946)	9,956
Acceleration of stock option vesting			3,715	1,442
Amortization of deferred compensation				23,178

Balance at December 31, 2001	115,099,317	1,151	3,438,706	(38,888)	(3,342)	(515)
Comprehensive loss:
Net loss
Foreign currency translation adjustment						482
Unrealized losses on investments						(104)
Reclassification of unrealized investment losses to realized net loss						119
Comprehensive loss:
Issuance of common stock upon the exercise of stock options	2,133,400	21	687
Issuance of common stock under employee stock purchase plan	1,244,217	13	2,086
Interest on notes receivable					(131)
Deferred compensation for the grant of stock options and the issuance of restricted common stock	275,000	3	2,931	(288)
Repurchase and cancellation of restricted stock due to employee terminations	(1,091,680)	(11)	(9,772)	8,342
Payment of contingent purchase price for InterVu acquisition (Note 18)			(6,500)
Acceleration of stock option and restricted stock vesting			296	2,852
Amortization of deferred compensation				18,087

Balance at December 31, 2002	117,660,254	1,177	3,428,434	(9,895)	(3,473)	(18)
Comprehensive loss:
Net loss
Foreign currency translation adjustment						1,385
Unrealized losses on investments						(42)
Reclassification of unrealized investment losses to realized net loss						54
Comprehensive loss:
Issuance of common stock upon the exercise of stock options and warrants	3,040,684	31	5,850
Issuance of common stock under employee stock purchase plan	1,537,508	15	2,689
Interest on notes receivable					(81)
Settlements of notes receivable					3,554
Deferred compensation for the grant of stock options and the issuance of restricted common stock	4,231	—	858	(858)
Repurchase and cancellation of restricted stock due to employee terminations	(88,160)	(1)	(826)	642
Acceleration of stock option and restricted stock vesting and fair value of non-employee options			181	673
Amortization of deferred compensation				7,893

Balance at December 31, 2003	122,154,517	$1,222	$3,437,186	$(1,545)	$—	$1,379

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
		Stockholders’
	Accumulated	Equity	Comprehensive
	Deficit	(Deficit)	Loss

	(In thousands, except share data)
Balance at December 31, 2000	$(944,366)	$2,404,399
Comprehensive loss:
Net loss	(2,435,512)	(2,435,512)	$(2,435,512)
Foreign currency translation adjustment		2	2
Unrealized losses on investments		(94)	(94)
Reclassification of unrealized investment losses to realized net loss		6,459	6,459

Comprehensive loss:			$(2,429,145)

Issuance of common stock upon the exercise of stock options and warrants		3,294
Issuance of common stock under employee stock purchase plan		3,712
Issuance of common stock for InterVu acquisition		—
Interest on notes receivable		(331)
Repayments of notes receivable		2,693
Deferred compensation for the grant of stock options and the issuance of restricted common stock		4,280
Repurchase and cancellation of restricted stock due to employee terminations		(3)
Acceleration of stock option vesting		5,157
Amortization of deferred compensation		23,178

Balance at December 31, 2001	(3,379,878)	17,234
Comprehensive loss:
Net loss	(204,437)	(204,437)	(204,437)
Foreign currency translation adjustment		482	482
Unrealized losses on investments		(104)	(104)
Reclassification of unrealized investment losses to realized net loss		119	119

Comprehensive loss:			$(203,940)

Issuance of common stock upon the exercise of stock options		708
Issuance of common stock under employee stock purchase plan		2,099
Interest on notes receivable		(131)
Deferred compensation for the grant of stock options and the issuance of restricted common stock		2,646
Repurchase and cancellation of restricted stock due to employee terminations		(1,441)
Payment of contingent purchase price for InterVu acquisition (Note 18)		(6,500)
Acceleration of stock option and restricted stock vesting		3,148
Amortization of deferred compensation		18,087

Balance at December 31, 2002	(3,584,315)	(168,090)
Comprehensive loss:
Net loss	(29,281)	(29,281)	(29,281)
Foreign currency translation adjustment		1,385	1,385
Unrealized losses on investments		(42)	(42)
Reclassification of unrealized investment losses to realized net loss		54	54

Comprehensive loss:			$(27,884)

Issuance of common stock upon the exercise of stock options and warrants		5,881
Issuance of common stock under employee stock purchase plan		2,704
Interest on notes receivable		(81)
Settlements of notes receivable		3,554
Deferred compensation for the grant of stock options and the issuance of restricted common stock		—
Repurchase and cancellation of restricted stock due to employee terminations		(185)
Acceleration of stock option and restricted stock vesting and fair value of non-employee options		854
Amortization of deferred compensation		7,893

Balance at December 31, 2003	$(3,613,596)	$(175,354)

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:

      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides secure e-business infrastructure services and software. These services and software are designed to enable enterprises to extend and control their Internet-related infrastructure while ensuring superior performance, reliability, scalability and manageability. Akamai’s globally distributed platform comprises more than 14,000 servers in more than 1,000 networks in 71 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing e-business infrastructure services and software.

      The accompanying consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with current year presentation. In 2002, the Company modified the presentation of the consolidated statement of operations to include in cost of revenue equity-related compensation expense based on the functional role of the related employee, and depreciation and amortization on its network equipment.

2.	Summary of Significant Accounting Policies and Estimates:

Use of Estimates

      The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America that require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates. Significant estimates used in these financial statements include, but are not limited to, accounting for long-term contracts, allowance for doubtful accounts, restructuring reserves, contingencies, amortization and impairment of intangibles, goodwill, capitalized software, depreciation and impairment of property and equipment, deferred tax assets and other-than-temporary loss on investments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

      The Company has incurred net losses and negative cash flows since inception. The Company’s cash used in operations for the year ended December 31, 2003 was $18.0 million, and the Company had accrued restructuring costs, primarily related to vacated facilities, of $5.2 million at December 31, 2003. The Company’s cash, cash equivalents, restricted cash, marketable securities and restricted marketable securities at December 31, 2003 were $208.4 million. In January 2004, the initial purchaser of the Company’s 1% convertible senior notes exercised its option to purchase an additional $25.0 million in principal amount of the notes for a payment of $24.3 million, net of the initial purchaser’s discount and offering expenses. In February 2004, the Company repurchased an aggregate of $25.0 million in principal amount of its outstanding 5 1/2% convertible subordinated notes. The Company believes that its existing cash, cash equivalents, marketable securities and restricted marketable securities will be sufficient to meet its working capital, capital expenditure and restructuring requirements for at least the next 24 months.

Revenue Recognition

      Akamai primarily derives revenue from recurring services sold to customers under contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage. The contract provides for the rate at which the customer must pay for actual usage above the monthly minimum. For these services, Akamai recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage exceed the monthly minimum, Akamai recognizes revenue for that excess in the period of the usage. The Company

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement, which is generally the term of the contract. The Company also derives revenue from services sold as discrete events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

      The Company periodically enters into multi-element service arrangements. When the Company enters into such arrangements, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value for the separate element. For example, objective evidence of fair value would include the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the related service period.

      The Company licenses software under perpetual and term license agreements. The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” As prescribed by this guidance, the Company applies the residual method of accounting. The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by vendor specific objective evidence of fair value, is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met.

      The Company also sells its services through a reseller channel. Assuming all other revenue recognition criteria are met, the Company recognizes revenue from reseller arrangements based on the resellers’ contracted non-refundable minimum purchase commitments over the term of the contract, plus amounts sold by the resellers to their customers in excess of the minimum commitments.

      Akamai recognizes revenue from fixed-fee arrangements and software arrangements that require significant customization or modification using the percentage-of-completion method in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and with the applicable guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” based on the percentage of cost incurred to date compared to the estimated total cost to complete the project. The impact of any change in estimate is recorded prospectively from the date of the change. At the outset of a fixed-fee arrangement, if the Company is not able to estimate the total cost-to-complete, the Company accounts for the arrangement using the completed-contract method of accounting. Under this method, the Company recognizes revenue when the contract is complete and there are no remaining costs or deliverables. In the event that the estimated total cost on a fixed-fee contract indicates a loss, the Company will record the loss immediately.

      From time to time, the Company enters into contracts to sell its services or license its technology to enterprises at or about the same time that it enters into contracts to purchase products or services from the same enterprise. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor, unless the product or service received has a separate identifiable benefit and the fair value to the Company of the vendor’s product or service can be established objectively.

      The Company may from time to time resell licenses or services of third parties. The Company records revenue for these transactions when the Company has risk of loss related to the amounts purchased from the third party and the Company adds value to the license or service, such as by providing maintenance or support

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for such license or service. If these conditions are present, the Company recognizes revenue when all other revenue recognition criteria are satisfied.

Cost of Revenue

      Cost of revenue consists primarily of fees paid to network providers for bandwidth and for housing servers in third-party network data centers. Cost of revenue also includes network operation employee costs, network storage costs, cost of professional services, cost of licenses, depreciation on network equipment used to deliver the Company’s services, amortization of network-related internal-use software, and costs for the production of live on-line events. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts generally commit Akamai to pay minimum monthly fees plus additional fees for bandwidth usage above the contracted level. In some circumstances, Internet service providers (“ISPs”) make available to Akamai rack space for the Company’s servers and access to their bandwidth at discounted or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Akamai server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of Akamai’s servers nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

Equity-Related Compensation

      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Akamai applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation,” through disclosure only for stock-based awards issued to employees. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

      Equity-related compensation is comprised of the following:

(a)	amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of the common stock on the grant date, adjusted for cancellations and forfeitures due to employee terminations;

(b)	the intrinsic value of stock options or restricted stock awards, measured at the modification date, for the number of awards where vesting has been accelerated for terminated employees;

(c)	the intrinsic value of stock options or restricted stock issued as equity bonus awards;

(d)	the forgiveness of notes receivable issued in connection with the sale of restricted common stock;

(e)	the fair value of equity awards issued to non-employees; and

(f)	equity awards that require variable accounting.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock options issued to employees under the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 (in thousands, except per share data):

	For the Year Ended December 31,

	2003	2002	2001

Net loss, as reported	$(29,281)	$(204,437)	$(2,435,512)
Add: stock-based employee compensation included in reported net loss	8,062	21,151	31,391
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(47,055)	(52,110)	(132,955)

Pro forma net loss	$(68,274)	$(235,396)	$(2,537,076)

Basic and diluted net loss per share:
As reported	$(0.25)	$(1.81)	$(23.59)
Pro forma	(0.58)	(2.09)	(24.58)

      The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	For the Year Ended December 31,

	2003	2002	2001

Stock Options:
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate (%)	2.8	3.8	4.0
Expected volatility (%)	100.0	132.0	150.0
Dividend yield (%)	—	—	—
Weighted average fair value of options granted at market value on date of grant	$3.75	$1.91	$8.72
Weighted average fair value of options granted at below market value on date of grant	$—	$2.24	$11.56

      The fair value of shares purchased under the 1999 Employee Stock Purchase Plan is estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Year Ended
	December 31,

	2003	2002

Expected term (years)	0.5-2.0	0.5-2.0
Risk-free interest rate (%)	0.94-2.10	1.27-2.99
Expected volatility (%)	100.0	132.0
Dividend yield (%)	—	—
Weighted average fair value of shares purchased	$1.76	$1.69

      The Company has disclosed ranges of the above assumptions due to the two-year offering period provided for by the 1999 Employee Stock Purchase Plan.

Research and Development Costs

      Research and development costs consist primarily of payroll and related personnel costs for the design, deployment, testing, operation and enhancement of the Company’s services and network. Costs incurred in the development of the Company’s services are expensed as incurred, except certain software development costs eligible for capitalization. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined by SFAS No. 86, “Accounting for

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the general release of the software. To date, the Company’s development of software to be sold externally has been completed concurrently with the establishment of technological feasibility and, accordingly, all associated costs have been charged to expense as incurred in the accompanying consolidated financial statements.

      Costs incurred during the application development stage of internal-use software projects are capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include payroll and payroll-related costs for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization of the asset commences when the software is complete and placed in service. The Company amortizes completed internal-use software to cost of revenue over an estimated life of two years. Costs incurred during the planning, training and post implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

Concentrations of Credit Risk and Fair Value of Financial Instruments

      The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The fair value and carrying value of the Company’s 5 1/2% convertible subordinated notes were approximately $187.6 million and $226.0 million, respectively, as of December 31, 2003. In February 2004, the Company commenced a tender offer to repurchase up to $101.0 million of the 5 1/2% convertible subordinated notes. See Note 21. The carrying value of the Company’s 1% convertible senior notes approximated its fair value as of December 31, 2003. Akamai’s cash, cash equivalents and marketable securities are held with financial institutions that the Company believes to be of high credit standing. Akamai’s customer base consists of a large number of geographically dispersed customers diversified across several industries. For the year ended December 31, 2003, one customer accounted for 15% of total revenue. For the years ended December 31, 2002 and 2001, no customers accounted for more than 10% of total revenue. As of December 31, 2003 and 2002, no customer had an accounts receivable balance outstanding more than 10% of total accounts receivable. As a result, concentration of credit risk related to accounts receivable is not significant.

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

Advertising Expense

      The Company recognizes advertising expense as incurred. The Company acquired a prepaid advertising contract as a result of its acquisition in April 2000 of InterVu, Inc. (“InterVu”). See Note 18. The prepaid asset was fully amortized to advertising expense in the amount of $5.6 million in each of the years ended December 31, 2002 and 2001. The Company recognized total advertising expense of $208,000, $7.5 million and $5.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      Akamai has determined that the functional currency of its foreign subsidiaries is the subsidiary’s local currency. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive loss. Gains and losses on inter-company transactions are recorded in operating expenses and have not been material for the periods presented.

Cash, Cash Equivalents and Marketable Securities

      Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at amortized cost, which approximates fair value. Restricted cash consists of cash not immediately available that is restricted or segregated for uses other than current operations. As of December 31, 2003, the Company had $5.0 million of restricted cash that was restricted for the repurchase of long-term debt.

      Short-term marketable securities consist of high quality corporate and government securities with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet, and equity investments in publicly-traded companies. Long-term marketable securities consist of high quality corporate and government securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to use. As of December 31, 2003, the Company had $4.0 million of restricted marketable securities representing irrevocable letters of credit related to long-term facility leases.

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

Property and Equipment

      Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of related lease terms or their estimated useful lives. Property and equipment acquired under capital leases are depreciated over the shorter of the related lease terms or the useful lives of the assets. The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

      The Company has recorded goodwill and other intangible assets as a result of several acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted on January 1, 2002, the Company has reclassified the balance of unamortized assembled workforce intangible assets to goodwill as of January 1, 2002. The Company performed an impairment test of goodwill as of January 1, 2003 and 2004. These tests did not result in an impairment to goodwill. See Note 7. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of January 2002. Other

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets consist of completed technology and trademarks and trade names arising from the acquisition of businesses and acquired license rights. These intangible assets are amortized using the straight-line method over their estimated useful lives.

Impairment of Other Long-Lived Assets

      Long-lived assets are reviewed for impairment under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, a change in the Company’s market capitalization, facility closure or work-force reductions indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset.

Restructuring Charges

      A restructuring liability related to employee terminations is recorded by the Company when a one-time benefit arrangement is communicated to an employee who is involuntarily terminated as part of a company-wide reorganization and the amount of the termination benefit is known, provided that the employee is not required to render future services in order to receive the termination benefit.

      The Company previously recorded restructuring expenses and liabilities when management approved and committed the Company to a plan to exit a facility lease, the plan related to leased facilities specifically identifies the actions to be taken and the actions were scheduled to begin soon after management approves the plan. Beginning in 2003, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records restructuring liabilities, discounted at the appropriate rate, for facility leases only when the space is both vacated and all actions needed to make the space readily available for sublease have been completed. The Company records restructuring liabilities for estimated costs to terminate a facility lease before the end of its contractual term or for estimated costs that will continue to be incurred under the lease for its remaining term when there is no economic benefit to the Company, net of an estimate of sublease income.

Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition for revenue arrangements with multiple deliverables. The deliverables in these revenue arrangements should be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their fair value. The guidance on this issue is effective for revenue arrangements entered into after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46, or FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51.” FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is not currently an investor in any variable interest entities.

      In October 2003, the FASB issued FASB Staff Position (“FSP”), 46-6, “Effective Date of FASB Interpretation 46, Consolidation of Variable Interest Entities.” This FSP deferred the effective date for applying the provisions of FIN 46 for interests in variable interest entities or potential variable interest entities created before February 1, 2003. FSP 46-6 had no effect on the Company’s consolidated financial statements.

      In December 2003, the FASB issued Interpretation 46R, or FIN 46R, “A Revision to FIN 46, Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The Company is not currently an investor in any variable interest entities and therefore FIN 46R is not expected to have an effect on the Company’s consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 and the adoption did not have a material effect on its consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of debt that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective July 1, 2003. The adoption of the SFAS No. 150 did not impact the Company’s consolidated financial statements.

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

      In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance on SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21. The adoption of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the components of potential common stock excluded from the calculation of basic net loss per share:

	Year Ended December 31,

	2003	2002	2001

Stock options	15,359,445	15,675,605	12,773,601
Deferred stock units (Note 14)	150,000	—	—
Warrants	76,638	1,046,737	1,052,694
Unvested restricted common stock	466,892	1,449,777	6,254,418
Contingently issuable stock (Note 18)	—	—	1,683,502
5 1/2% convertible subordinated notes (Note 10)	1,957,218	2,598,077	2,598,077
1% convertible senior notes (Note 10)	11,326,861	—	—

4.     Accumulated Other Comprehensive Income (Loss):

      Comprehensive income (loss) for all periods is equal to net loss adjusted for unrealized gains and losses on investments and foreign currency translation adjustments. Accumulated other comprehensive income (loss) as of December 31, 2003 and 2002, respectively, consisted of (in thousands):

	December 31,

	2003	2002

Unrealized loss on investments	$(38)	$(50)
Foreign currency translation adjustments	1,417	32

Total accumulated other comprehensive income (loss)	$1,379	$(18)

5.	Marketable Securities, Investments and Restricted Cash:

      The following is a summary of marketable securities held by the Company at December 31, 2003 (in thousands):

		Gross
		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$1,870	$—	$—	$1,870
U.S. government obligations	17,646	41	—	17,687
U.S. corporate debt securities	21,025	—	79	20,946
Municipal obligations	2,778	—	—	2,778

	$43,319	$41	$79	$43,281

      The following is a summary of marketable securities held by the Company at December 31, 2002 (in thousands):

		Gross
		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$2,964	$—	$—	$2,964
Municipal obligations	10,437	4	—	10,441
Equity securities	557	—	54	503

	$13,958	$4	$54	$13,908

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Available-for-sale securities by contractual maturity were as follows (in thousands):

	December 31,

	2003	2002

Due in one year or less	$8,832	$13,405
Due after one year through five years	34,449	—

	$43,281	$13,405

      As of December 31, 2003, the Company had $9.6 million of marketable securities and cash that were classified as restricted. These primarily represent irrevocable letters of credit related to facility leases and commitments on repurchases of the Company’s 5 1/2% convertible subordinated notes. The Company classifies marketable securities according to the contractual maturity terms for which each security is restricted against. As of December 31, 2003, $4.6 million of the Company’s marketable securities, of which $3.9 million are classified as long-term and $726,000 are classified as short-term, are restricted by irrevocable letters of credit issued in favor of third-party beneficiaries. These restrictions lapse as the Company fulfills its obligations under the letters of credit. As of December 31, 2003, $5.0 million of the Company’s cash was classified as restricted. The $5.0 million represented cash that was restricted at December 31, 2003 reflecting a commitment by the Company to repurchase $5.0 million in aggregate principal amount of its 5 1/2% convertible subordinated notes. The $5.0 million cash payment was made in January 2004.

      For the year ended December 31, 2003, the Company recorded net gains on investments of $1.6 million, which includes a gain of $1.7 million related to the sale of equity investments in publicly-traded companies offset by losses of $55,000 on the sales of investment in privately-held companies and sales of marketable securities.

      For the year ended December 31, 2002, the Company recorded loss on investments of $6.1 million, including $4.1 million of net investment losses for investments in related parties. Loss on investments during 2002 includes a loss of $4.3 million for the Company’s investment in Netaxs, Inc. (“Netaxs”), a related party, which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002. Loss on investments also includes a related party investment gain of $400,000 on the Company’s sale of its equity ownership in Akamai Technologies Japan KK to Softbank Broadmedia Corporation (“SBBM”).

      In addition, in 2002, the Company recorded losses of $1.4 million, including $150,000 for a related party investment, to adjust the cost basis of its equity investments in publicly-traded companies to fair value as a result of reductions in the market values of such investments that, in the opinion of management, were other-than-temporary. During 2002, the Company also recorded a loss of $960,000 to adjust the carrying amount of its investment in a privately-held company to its estimated fair value. Loss on investments in 2002 also included approximately $149,000 of realized investment gains.

      For the year ended December 31, 2001, loss on investments includes a loss of $10.2 million for the adjustment to market value of equity investments for impairment that was determined to be other-than-temporary, realized losses of $2.8 million and a related party loss of $2.0 million in an investment accounted for under the equity method.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment:

      Property and equipment consists of the following (in thousands):

	December 31,
			Estimated Useful
	2003	2002	Lives in Years

Computer and networking equipment	$156,970	$173,017	2-3
Purchased software	26,619	29,457	3
Furniture and fixtures	4,711	5,518	5
Office equipment	3,999	4,245	3
Leasehold improvements	4,423	4,540	5-7
Production equipment	1,602	1,613	3
Internal-use software	14,399	6,940	2

	212,723	225,330
Accumulated depreciation and amortization	(188,845)	(162,171)

	$23,878	$63,159

      Depreciation and amortization expense on property and equipment and capitalized software costs for the years ended December 31, 2003, 2002 and 2001 was $47.5 million, $78.5 million and $73.8 million, respectively.

      During the year ended December 31, 2003, the Company recorded impairment losses of approximately $853,000 for the net book value of networking equipment that was deemed to have no remaining fair value. The impairment loss was recorded as additional depreciation expense and is included in cost of revenue in the consolidated statements of operations for the year ended December 31, 2003. During the year ended December 31, 2002, the Company recorded an impairment charge of $979,000, which is included in depreciation expense, for certain impaired long-lived assets, consisting of computer and network equipment, furniture and fixtures and licensed software. Additionally, during the year ended December 31, 2002, the Company accelerated the amortization of leasehold improvements at its headquarters facility located in Cambridge, Massachusetts, as a result of the move to a new facility. The acceleration of these leasehold improvements resulted in an increase to amortization expense of $5.0 million for the year ended December 31, 2002. During the year ended December 31, 2001, the Company changed the estimated useful lives of its internal use computers from three to two years. The impact of the change in useful lives resulted in an increase to depreciation expense of $2.4 million in 2001.

      During the years ended December 31, 2003 and 2002, as a result of restructuring actions undertaken by the Company, the Company impaired approximately $272,000 and $3.2 million, respectively, of leasehold improvements and furniture and fixtures. The Company recorded these impairments as non-cash restructuring charges (Note 11).

      The Company had equipment acquired under capital leases as follows (in thousands):

	December 31,
			Estimated Useful
	2003	2002	Lives in Years

Office equipment	$375	$1,056	3
Computer and networking equipment	1,519	3,339	3

	1,894	4,395
Accumulated depreciation	(1,270)	(1,851)

	$624	$2,544

      During the years ended December 31, 2003 and 2002, the Company capitalized $7.6 million and $7.2 million, respectively, of payroll and payroll-related costs for the development and enhancement of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

internal-use software applications. The internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services. The Company impaired $105,000 and $285,000 of in-process internal-use software previously capitalized for projects that were cancelled during the years ended December 31, 2003 and 2002, respectively. These impairments are recorded in research and development expense. The Company amortizes completed internal-use software over an estimated life of two years. As of December 31, 2003 and 2002, the Company had amortized approximately $5.1 million and $932,000 of capitalized software costs, respectively. No costs were capitalized in 2001.

	December 31,

	2003	2002

Total costs capitalized	$14,789	$7,225
Less: impairments	(390)	(285)

	14,399	6,940
Accumulated amortization	(5,068)	(932)

Net book value of capitalized internal-use software	$9,331	$6,008

      In January 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. As a result of adopting this statement, the Company recorded an asset retirement obligation and associated long-lived asset of $109,000 as of January 1, 2003 for the fair value of a contractual obligation to remove leasehold improvements at the conclusion of the Company’s facility lease in Cambridge, Massachusetts. The obligation and asset are classified on the Company’s consolidated balance sheet as of December 31, 2003 as non-current liabilities and property and equipment, respectively. The Company is amortizing the asset and accreting the obligation over the remaining life of the associated leasehold improvements.

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

      The Company adopted SFAS No. 142 in January 2002. Prior to the adoption of SFAS No. 142, the carrying amount of goodwill was $4.0 million. In accordance with the provisions of SFAS No. 142, the Company reclassified to goodwill its assembled workforce intangible assets of approximately $1.0 million. SFAS No. 142 requires the Company to test goodwill for impairment at least annually. The Company

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2003 and 2004 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2003 and 2004. The fair value on January 1, 2003 and 2004 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment on January 1, 2005. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of January 1, 2002.

      The following table reconciles reported net loss to adjusted net loss, which excludes amortization of goodwill and assembled workforce, for the year ended December 31, 2001 (in thousands except loss per share amounts), as if the non-amortization provisions of SFAS No. 142 had been adopted by the Company as of the beginning of such year:

For the Year Ended
December 31, 2001

Reported net loss	$(2,435,512)
Goodwill amortization	237,317
Assembled workforce amortization	7,235

Adjusted net loss	$(2,190,960)

Reported net loss per share	$(23.59)
Goodwill amortization per share	2.30
Assembled workforce amortization per share	0.07

Adjusted net loss per share	$(21.22)

      Prior to the adoption of SFAS No. 142, the Company’s other intangible assets consisted of completed technology, trademarks and trade names, assembled workforce and acquired license rights. In 2002, the Company reclassified assembled workforce to goodwill and concluded that the remaining intangible assets had definite useful lives equivalent to their original useful lives. During the first quarter of 2002, the Company discontinued sales of a service line that utilized technology acquired from Network24 in February 2000 and recorded an impairment loss of $2.3 million to adjust the intangible assets related to the Network24 technology to their fair value. The impairment loss was included in amortization of other intangible assets.

      Other intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(26,769)	$—
Trademarks and trade names	4,527	(4,527)	—
Acquired license rights	490	(251)	239

Total	$31,786	$(31,547)	$239

	December 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(24,890)	$1,879
Trademarks and trade names	4,527	(4,220)	307
Acquired license rights	490	(203)	287

Total	$31,786	$(29,313)	$2,473

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense for other intangible assets was $2.2 million, $11.9 million and $18.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decline in intangible amortization expense is due to the full amortization of completed technology and trademarks and trade names. Amortization expense is expected to be $48,000 in 2004 and in each year thereafter through 2008.

8.	Accrued Expenses:

      Accrued expenses consists of the following (in thousands):

	December 31,

	2003	2002

Payroll and benefits	$7,419	$7,957
Interest	8,338	8,250
Settlements and judgments	—	6,264
Property, use and other taxes	12,878	11,740
Other	1,827	2,851

Total	$30,462	$37,062

9.	Commitments, Contingencies and Guarantees:

Operating and Capital Leases

      The Company leases its facilities and certain equipment under non-cancelable operating leases. These operating leases expire at various dates through May 2009 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company also leases certain equipment under capital leases, which expire at various dates through June 2005. However, the Company intends to buy out these capital equipment leases in 2004. Accordingly, such leases are classified as short-term on the consolidated balance sheet as of December 31, 2003. The minimum aggregate future obligations under non-cancelable leases as of December 31, 2003 (assuming buy out of capital equipment leases in 2004) are as follows (in thousands):

		Capital Leases
	Operating	(including
	Leases	vendor financing)

2004	$6,124	$837
2005	5,415	—
2006	5,007	—
2007	4,549	—
2008	3,328	—
Thereafter	1,295	—

Total	$25,718	837

Less: interest		62

Total principal obligations		$775

      Rent expense for the years ended December 31, 2003, 2002 and 2001 was $6.0 million, $9.6 million and $14.4 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The contracted amounts payable to the Company by these sublease tenants are approximately $190,000 for the year ending December 31, 2004.

      The Company has issued letters of credit in the amount of $4.0 million related to certain of its real estate leases. These letters of credit are collateralized by marketable securities that have been restricted as to use (see Note 5). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Purchase Commitments

      The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2004, 2005 and 2006, the minimum commitments are approximately $10.1 million, $1.5 million and $53,000, respectively. The Company had aggregate equipment purchase commitments of approximately $500,000 as of December 31, 2003. This purchase commitment expires in August 2004. Additionally, in connection with the Company’s repurchase of a portion of its 5 1/2% convertible subordinated notes, the Company entered into an agreement with a financial advisory services provider. Under this agreement, the Company agreed to pay a minimum fee of $1.5 million. As of December 31, 2003, the remaining unpaid commitment fee under this agreement is approximately $600,000.

Litigation

      Between July 2, 2001 and August 31, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. Although the Company believes that it has meritorious defenses to the claims made in the complaint, an adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

      In February 2002, the Company filed suit against Speedera Networks, Inc. (“Speedera”) in federal court in Massachusetts, alleging patent infringement and false advertising by Speedera. In April 2003, the Company amended its complaint to include an allegation that Speedera infringes a newly-issued content delivery patent held by M.I.T. and licensed to Akamai. In response, Speedera filed a counterclaim in this case alleging that Akamai has infringed a Speedera patent relating to the combined provision of traffic management and content delivery services. The Company believes that it has meritorious defenses to the claims made in the counterclaim and intends to contest them vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

      In June 2002, the Company filed suit against Speedera in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access the Company’s confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against the Company seeking monetary damages and injunctive relief and alleging that the Company engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. The Company believes that it has meritorious defenses to the claims made in Speedera’s cross-claim and intends to contest the allegations vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this cross-claim.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 2002, Teknowledge Corporation (“Teknowledge”) filed suit in the United States District Court for the District of Delaware against Akamai, Cable & Wireless Internet Services and Inktomi Corporation alleging that certain services offered by each company infringe a Teknowledge patent relating to automatic retrieval of changed files by a network software agent. The Company believes that it has meritorious defenses to the claims made in the complaint and intends to contest the lawsuit vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

      In November 2002, the Company filed suit against Speedera in federal court in Massachusetts for infringement of a patent held by Akamai. In January 2003, Speedera filed a counterclaim in this case alleging that Akamai has infringed a patent held by Speedera. The Company believes that it has meritorious defenses to the claims made in the counterclaim and intends to contest them vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

Guarantees

      The Company has identified the guarantees described below as disclosable in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” As of December 31, 2003, the Company had not accrued a liability for any guarantee identified below because the likelihood of incurring a payment obligation under these guarantees is remote.

      As permitted under Delaware law, the Company’s Certificate of Incorporation provides that Akamai indemnify its officers and directors during their lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid.

      The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Akamai’s business partners or customers, in connection with Akamai’s provision of its services and software. Generally, these obligations are limited to claims relating to infringement of a U.S. patent, or any copyright or other intellectual property or the Company’s negligence, willful misconduct or violation of the law (provided that there is not gross negligence or willful misconduct on the part of the other party). The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and limits the Company’s exposure.

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

      The Company leases space in certain buildings, including our corporate headquarters building, under operating leases. The Company has standard indemnification arrangements under those leases, that require it to indemnify the landlord against losses, liabilities, and claims incurred in connection with the premises

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covered by the Company leases, its use of the premises, property damage or personal injury, and breach of the lease agreement, as well as occurrences arising from the Company’s negligence or willful misconduct. The Company also subleases certain space and agrees to indemnify the sublessee for losses caused by the Company’s employees on the premises. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

      The Company entered into three joint ventures in 2001 and 2002, which have since terminated. The terms of the joint venture agreements generally provide that the Company indemnify the joint venture partner against (i) property damage or bodily injury arising from the Company’s negligence or willful misconduct; (ii) against third party claims of copyright infringement or trade secret theft associated with the software or marks licensed from us by the partner; and (iii) against losses arising from any breach by the Company of its representations and warranties. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

10.	Convertible Notes:

      In June 2000, Akamai issued $300.0 million of 5 1/2% convertible subordinated notes due July 1, 2007 for aggregate net proceeds of approximately $290.2 million (net of initial purchaser fees and other offering expenses of $9.8 million). The 5 1/2% convertible subordinated notes are convertible at any time into the Company’s common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of 5 1/2% convertible subordinated notes), subject to adjustment in certain events. The Company may redeem the 5 1/2% convertible subordinated notes on or after July 3, 2003, at the Company’s option, at a premium to par value that decreases over time. In the event of a change of control, Akamai may be required to repurchase all or a portion of the 5 1/2% convertible subordinated notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 5 1/2% convertible

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subordinated notes began to accrue as of the issue date and is payable semiannually on January 1 and July 1 of each year, commencing on January 1, 2001. The 5 1/2% convertible subordinated notes are unsecured obligations and are subordinated to all existing and future senior indebtedness of Akamai. Deferred financing costs of $9.8 million, including underwriting fees and other offering expenses, for the 5 1/2% convertible subordinated notes are being amortized over the term of the notes. Amortization of deferred financing costs was approximately $1.4 million for each of the years ended December 31, 2003, 2002 and 2001, respectively.

      In December 2003, the Company repurchased $74.0 million of the outstanding 5 1/2% convertible subordinated notes for cash. Additionally, the Company signed agreements to repurchase an additional $15.0 million of the 5 1/2% convertible subordinated notes as of December 31, 2003. These repurchase transactions were completed early in January 2004. (See Note 21 for further discussion of note repurchases in 2004.) As a result of repurchased 5 1/2% convertible subordinated notes, the Company amortized the remaining deferred financing costs for the repurchased $74.0 million 5 1/2% convertible subordinated notes, totaling $1.2 million for the year ended December 31, 2003, to loss on early extinguishment of debt. Additionally, the Company incurred $890,000 of advisory services in connection with the repurchases, which is included in loss from early extinguishment of debt.

      In December 2003, Akamai issued $175.0 million of 1% convertible senior notes due December 15, 2033 for aggregate net proceeds of approximately $169.8 million (net of an initial purchaser discount and other offering expenses of $5.2 million). The 1% convertible senior notes are convertible at certain times into the Company’s common stock at an initial conversion price of $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes), subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at par value. Conversely, holders of the 1% convertible senior notes may require the Company to redeem the notes on or after December 15, 2010. In the event of a change of control, Akamai may be required to repurchase all or a portion of the 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2004. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior indebtedness of Akamai. The 1% convertible senior notes rank senior to all of our subordinated indebtedness, including the 5 1/2% convertible subordinated notes. Deferred financing costs of $5.2 million, including a purchaser discount and other offering expenses, for the 1% convertible senior notes are being amortized over the term of the notes. Amortization of deferred financing costs was approximately $37,000 for the period ended December 31, 2003. The Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations. In January 2004, the initial purchaser of the 1% convertible senior notes exercised an option to purchase up to an additional $25.0 million in principal amount of the 1% convertible senior notes at the offering price less the initial purchase discount. The additional $25.0 million issuance resulted in net proceeds of $24.3 million, net of an initial purchaser discount of approximately $700,000. (See Note 21.)

11.	Restructurings and Lease Terminations:

      During the year ended December 31, 2003, the Company recorded restructuring benefits of $8.5 million, including a $9.6 million reversal of previously accrued restructuring liabilities as a result of amendments to and terminations of facility leases, offset by a restructuring charge of $1.1 million for costs relating to the restructuring of a facility located in Europe.

      In April 2003, the Company amended its lease obligation for a substantially vacant facility in Santa Clara, California. Under the terms of the amendment, the Company made a payment of $9.4 million. The total payment also included the release of $5.7 million in restricted cash. As a result of this amended lease agreement, the Company reversed $9.2 million of previously accrued restructuring liabilities. The Company continued to pay rent at the previously contracted rate through the end of 2003. Beginning in January 2004,

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rent will be reduced to a lower rate substantially aligned with market rates in the area. The amended lease is scheduled to terminate in August 2007. As of December 31, 2003, the remaining restructuring liability related to this facility was $5.0 million. As the Company makes the remaining contractual rent payments allocable to the vacated space, this liability will be reduced. The Company is actively seeking a subtenant for this space. The Company has estimated no sublease income for this facility due to the market conditions in the area.

      In May 2003, the Company terminated its lease for a facility located in the United Kingdom for a fee of approximately $700,000. In connection with this lease termination, the Company recorded a restructuring charge of $1.1 million for costs related to the termination fee and the write-off of long-lived assets and long-term deposits, of which $144,000 represents a non-cash restructuring charge for impairments of leasehold improvements and other long-lived assets. The Company has relocated its operations in the United Kingdom to a smaller facility.

      In June 2003, the Company terminated its long-term lease for its San Mateo, California facility for a payment of $6.0 million and entered into a new lease for 60% less space in this facility. As a result of this terminated lease, the Company reversed $400,000 of previously recorded restructuring liabilities. Of the $6.0 million payment, $1.1 million was recorded as a prepayment for the remaining utilized space and is being amortized over the remaining term of the original lease. The Company had previously accrued a restructuring liability for the vacant portion of the original lease. The new lease is scheduled to expire in May 2008. Rent payments under the new lease are lower than under the original lease, and are more in line with current market rates.

      During the year ended December 31, 2002, the Company recorded restructuring charges of $45.8 million. These charges included $3.6 million for employee severance benefit costs and $42.2 million for facility leases; representing restructuring charges of $39.0 million for the actual and estimated termination and modification costs, less estimated sublease income, for lease facilities and a $3.2 million impairment of leasehold improvements and furniture and fixtures related to the these facilities. During the year ended December 31, 2001, the Company recorded restructuring charges of $40.5 million. These charges included $5.1 million for severance benefit costs and $35.4 million for facility leases.

      The following table summarizes the accrual and usage of the restructuring charges (in millions):

		Long-Lived
	Leases	Assets	Severance	Total

Total charge	$34.1	$1.3	$5.1	$40.5
Cash payments	(6.5)	—	(5.1)	(11.6)
Non-cash items	—	(1.3)	—	(1.3)

Ending balance, December 31, 2001	27.6	—	—	27.6
Total charge	39.0	3.2	3.6	45.8
Cash payments	(29.1)	—	(3.5)	(32.6)
Non-cash items	—	(3.2)	—	(3.2)

Ending balance, December 31, 2002	37.5	—	0.1	37.6
Total (benefit) charge	(8.6)	0.1	—	(8.5)
Cash payments	(23.7)	—	(0.1)	(23.8)
Non-cash items	—	(0.1)	—	(0.1)

Ending balance, December 31, 2003	$5.2	$—	$—	$5.2

Current portion of accrued restructuring	$1.6			$1.6

Long-term portion of accrued restructuring	$3.6			$3.6

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income.

12.	Rights Plan and Series A Junior Participating Preferred Stock:

      On September 10, 2002, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2003. In January 2004, the Board of Directors of the Company approved an amendment to the rights plan in which the purchase price of each right issued under the plan increased from $9.00 per share to $65.00 per share.

13.	Stockholders’ Deficit:

Common Stock

      Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2003, the Company had reserved approximately 21.2 million shares of common stock for issuance under its Employee Stock Purchase Plan and upon the exercise of options, warrants and deferred stock units under its other stock plans. At December 31, 2003, the Company had reserved for issuance 13.3 million shares of common stock for the potential conversion of its 5 1/2% convertible subordinated notes and 1% convertible senior notes.

Notes Receivable for Stock

      In 1999, in connection with the issuance of restricted common stock, the Company received full recourse notes from its former Chief Financial Officer and Vice President of Business Development in the amounts of $2,620,000 and $624,000, respectively. On December 31, 2001, the notes issued by the Vice President of Business Development and the former Chief Financial Officer were each amended and replaced with new full recourse notes in the amounts of $721,000 and $2,619,750. These new notes bore a rate of interest of 3.97% per annum.

      In July 2003, the Company forgave $1.0 million of the $2.8 million, including accrued interest, due under the note receivable that had been issued to the Company by the former Chief Financial Officer. The remaining $1.8 million due on the note was paid in full in July 2003. In December 2003, the Company forgave $247,000 of the $778,000, including accrued interest, due under the note receivable that had been issued to the Company by the Vice President of Business Development. The remaining $531,000 due on the note was paid in full in December 2003. The Company recorded the forgiveness of both of these notes receivable of $1.2 million as equity-related compensation during the year ended December 31, 2003.

14.	Stock Plans:

      In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options and restricted stock awards. Options to purchase common stock and restricted stock awards are granted at the discretion of the Board of Directors and in certain circumstances a committee designated by the Board of Directors. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options and restricted stock awards. The total number of shares of common stock reserved for issuance under the 1998 Plan and the 2001 Plan is 41,255,600 and 5,000,000 shares, respectively. Equity incentives may not be issued to the Company’s directors or executive officers under the 2001 Plan.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan and the 2001 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting is typically four years and is at the discretion of the Board of Directors. The term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the voting stock of the Company.

      Restricted stock awards may be issued under the 1998 Plan to directors, officers, advisors and employees at prices determined by the Board of Directors. Participants’ unvested shares are subject to repurchase by the Company at the original purchase price for between two and four years. Generally, 25% of the shares vest between six months and one year of the date of purchase and, thereafter, the remaining shares vest on a quarterly basis through the fourth anniversary date of purchase. As of December 31, 2003, the Company had the right to repurchase up to 466,892 unvested shares at prices ranging from $0.00 to $0.01 per share.

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

      A summary of restricted stock award activity under the 1998 Plan for the years ended December 31, 2001, 2002 and 2003 is presented below:

		Weighted Average
	Shares	Purchase Price

Restricted Stock Awards Under 1998 Plan
Outstanding at December 31, 2000	13,108,240	$0.21
Issued	5,875,544	0.04
Repurchased and retired	(1,282,675)	0.01

Outstanding at December 31, 2001	17,701,109	0.34
Issued	275,000	0.00
Repurchased and retired	(1,091,680)	0.01

Outstanding at December 31, 2002	16,884,429	0.36
Issued	4,231	0.00
Repurchased and retired	(88,160)	0.00

Outstanding at December 31, 2003	16,800,500	0.36

Vested restricted common stock at December 31, 2003	16,333,608	0.37

      There were 31,282,100 and 20,458 shares of restricted common stock issued outside of the 1998 Plan during the period between inception and December 31, 1998 and the twelve months ended December 31, 2000, respectively. In 2002, these shares became fully vested.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option award activity under the 1998 and 2001 Plans for the years ended December 31, 2001, 2002 and 2003 is presented below:

		Weighted Average
	Shares	Share Price

Stock Option Awards
Outstanding at December 31, 2000	16,161,000	$31.73
Granted	9,253,000	9.27
Exercised	(1,542,000)	15.75
Forfeited	(11,098,000)	42.62

Outstanding at December 31, 2001	12,774,000	9.45
Granted	12,022,000	1.98
Exercised	(2,133,000)	0.33
Forfeited	(6,987,000)	9.80

Outstanding at December 31, 2002	15,676,000	4.81
Granted	4,456,000	4.35
Exercised	(2,534,000)	2.32
Forfeited	(2,239,000)	7.61

Outstanding at December 31, 2003	15,359,000	4.68

      As of December 31 2001, options to purchase 3,066,000 shares of common stock were exercisable at a weighted average exercise price of $12.47. As of December 31 2002, options to purchase 4,677,000 shares of common stock were exercisable at a weighted average exercise price of $8.08. During the years ended December 31, 2002 and 2001, the Company granted approximately 1,409,000 and 332,000, respectively, options to purchase common stock with exercise prices below market value on the date of grant. The weighted average exercise price of these options in 2002 and 2001 was $0.47 and $2.37, respectively. No options were granted during 2003 with exercise prices below market value on the date of grant. The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable

		Weighted Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Range of	Options	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Outstanding	(in years)	Price	Options	Price

$ 0.01-1.00	2,140,361	6.7	$0.72	1,236,595	$0.59
1.12-1.49	1,510,762	8.7	1.27	156,305	1.23
1.65-2.27	3,226,545	6.4	1.93	690,124	1.75
2.50-3.71	1,563,248	8.4	3.38	698,209	3.19
3.92-5.56	5,107,537	8.5	4.88	1,321,001	4.86
6.35-8.88	270,028	7.3	8.14	214,539	8.29
10.56-15.22	1,236,482	6.1	13.77	1,094,983	14.02
19.80	122,625	5.1	19.80	122,625	19.80
31.69-39.44	98,107	6.1	35.06	98,107	35.06
61.94-85.00	77,250	6.2	75.01	77,250	75.01
93.94-211.50	6,500	5.8	176.08	6,500	176.08

0.01-211.50	15,359,445	7.6	4.68	5,716,238	7.12

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      In August 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (“1999 ESPP”). The Company reserved 600,000 shares of common stock for issuance under the 1999 ESPP. In May 2001, the Company approved an increase to the amount of shares reserved for issuance under the 1999 ESPP to 3,100,000. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1.5 million shares, provided that the aggregate number of shares issuable under the 1999 ESPP shall not exceed 20,000,000. The 1999 ESPP provides for a two-year offering period that includes four six-month purchase periods and allows participating employees to purchase shares of common stock at a 15% discount from the market value of the stock as determined on specific dates at six-month intervals. As of December 31, 2003, approximately $475,000 had been withheld from employees for future purchases under the 1999 ESPP.

Equity-Related Compensation

      For the years ended December 31, 2003, 2002 and 2001, the Company recorded equity-related compensation of $9.8 million, $21.2 million and $31.5 million, respectively. These amounts are included in the consolidated statement of operations as follows (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Cost of revenue	$358	$636	$539
Research and development	2,819	4,608	9,764
Sales and marketing	2,852	6,063	13,439
General and administrative	3,784	9,888	7,715

Total	$9,813	$21,195	$31,457

      Equity-related compensation is comprised of the amortization of deferred compensation, equity award modifications, equity bonuses, equity awards issued to non-employees and employees and the forgiveness of notes receivable issued in connection with the sale of restricted common stock (see Note 13).

(a)     Deferred Compensation:

      Deferred compensation is recorded for the grant of stock awards or shares of restricted stock to employees or non-employees at exercise or sale prices deemed to be less than the fair value of the Company’s common stock on the grant date. Deferred compensation is adjusted to reflect cancellations and forfeitures due to employee terminations. For the years ended December 31, 2003, 2002 and 2001, equity-related compensation includes $7.9 million, $18.1 million and $23.2 million, respectively, of deferred compensation amortization. Equity-related compensation for the years ended December 31, 2003, 2002 and 2001 was affected by the following:

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly thereafter until the third anniversary of the effective date of the Exchange Offer. On April 4, 2001, the Company filed the Exchange Offer as a tender offer with the Securities and Exchange Commission in accordance with Rule 13e-4 of the Securities Act of 1934, as amended. The Exchange Offer was effective on May 5, 2001, and the Company accepted all stock options tendered.

      As a result of the Exchange Offer, stock options to purchase approximately 6.6 million shares of Akamai common stock were exchanged for approximately 3.4 million shares of restricted stock. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” the Company recorded $36.1 million as deferred compensation for the intrinsic value of the restricted stock issued to employees who accepted the Exchange Offer. The deferred compensation is being amortized over the vesting period of the restricted stock. For the years ended December 31, 2003, 2002 and 2001, $3.9 million, $5.9 million and $10.2 million, respectively, were amortized to equity-related compensation. As of December 31, 2003, 1.4 million shares had been forfeited and retired as a result of employee terminations, resulting in a reduction in deferred compensation of $14.4 million.

Restricted Stock and Stock Option Awards

      During the year ended December 31, 2002, the Company issued 275,000 shares of restricted stock to officers in exchange for the cancellation of previously issued stock options. The Company recorded deferred compensation of $278,000 for the intrinsic value of the restricted stock, which will be amortized over the vesting period. The Company had amortized $136,000 and $26,000 to equity-related compensation for these awards during the years ended December 31, 2003 and 2002, respectively.

      During the year ended December 31, 2001, deferred compensation was increased by $15.1 million as a result of the issuance of 2.2 million shares of restricted common stock at a purchase price of $0.01 per share and the grant of options to purchase 53,000 shares of common stock at an exercise price of $1.17 per share. The deferred compensation will be amortized over the vesting periods of the equity awards. For the years ended December 31, 2003, 2002 and 2001, $1.1 million, $5.0 million and $3.7 million, respectively, have been amortized to equity-related compensation for these awards. As of December 31, 2003, 855,000 shares had been repurchased and retired by the Company as a result of employee terminations, resulting in a reduction in deferred compensation of approximately $185,000, $1.4 million and $452,000, respectively, for the years ended December 31, 2003, 2002 and 2001, respectively.

(b)     Equity Award Modifications:

      Equity-related compensation includes the intrinsic value of modified stock options or restricted stock awards that would have expired as unexercisable had the associated vesting of the awards not been accelerated upon the termination of the employee. For the years ended December 31, 2003, 2002 and 2001, equity-related compensation includes approximately $107,000, $3.2 million and $5.2 million, respectively, for equity award modifications.

(c)     Equity Bonus Awards:

      Equity-related compensation includes the intrinsic value of equity awards issued to employees as incentive bonuses. These awards are issued quarterly and annually in accordance with incentive bonus plans. No equity bonus awards were granted in 2003. For the years ended December 31, 2002 and 2001, equity-related compensation includes $1.4 million and $3.1 million, respectively, for equity bonuses. Equity bonuses in 2002 consisted of the grant of options to purchase 1.4 million shares of common stock at a weighted average exercise price of $0.47. Equity bonuses in 2001 consisted of the issuance of 284,000 shares of restricted common stock at a purchase price of $0.01 per share and the grant of options to purchase 175,000 shares of common stock at a weighted average exercise price of $1.09.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)     Equity Awards Issued to Non-Employees:

      The Company has issued equity awards to advisors and other non-employees. The Company recognizes the fair value of these awards in equity-related compensation over the vesting period for the awards pursuant to the requirements of SFAS No. 123.

      In August 2003, the Company granted 30,000 deferred stock units (“DSUs”) under the Company’s 1998 Stock Incentive Plan, as amended, to each of the five non-employee members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs vest in three equal annual installments over the three-year period following the grant date, so long as the holder continues to provide service as a director of the Company. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year, but not more than ten years from the grant date. During 2003, the Company has recorded deferred compensation of $615,000 for the intrinsic value of the DSUs. The deferred compensation will be recognized as compensation expense over the expected three-year vesting period. As of December 31, 2003, the Company had amortized approximately $70,000 to equity-related compensation for these awards.

      During 2003, certain employees terminated their employment with Akamai but continued to provide services to the Company as consultants. Despite the employees’ change in status, outstanding equity awards held by such individuals will vest in accordance with the terms of their original agreements or amendments thereto. The Company began measuring and recognizing the fair value of the outstanding awards commencing upon the change in the individual’s employment status. During the year ended December 31, 2003, the Company recorded $503,000 of compensation expense related to equity awards held by all non-employees. Additionally, during 2003, the Company recorded $244,000 of compensation expense for modified restricted stock awards that would have expired as unexercisable had the associated vesting of the awards not been accelerated upon the termination of the non-employee’s service contract.

Warrants

      Prior to its initial public offering in October 1999, the Company issued warrants to investors in connection with borrowings. The Company also became obligated to honor warrants that had been issued by acquired businesses.

      During 2003, warrant holders acquired 506,736 shares of common stock through warrant exercises. In lieu of the exercise price of these warrants, the holders surrendered to Akamai additional warrants to purchase 447,462 shares of common stock as consideration. These transactions were in accordance with the terms of the original warrant agreements. The Company recorded the exercise price of these warrants to common stock and additional paid-in capital at par value of $0.01. As of December 31, 2003, there were 76,638 outstanding warrants to purchase common stock at a per share exercise price range of $2.50 to $151.08 exercisable through December 2004. These outstanding warrants are fully vested.

15.     Employee Benefit Plan:

      In January 1999, the Company established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. The Company, at its discretion, provides limited matching of employee contributions to the 401(k) plan. The Company did not make any matching contributions to the 401(k) plan for the year ended December 31, 2003. The Company contributed approximately $586,000 and $826,000 of cash to the savings plan for the years ended December 31, 2002 and 2001, respectively. The Company’s contributions vest 25% per annum. The Company does not expect to make a matching contribution for the year ending December 31, 2004.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Income Taxes:

      The provision for income taxes consists of the following (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Current tax expense/(benefit)
Federal	$351	$—	$—
State	(50)	—	—
Foreign	328	492	1,062
Deferred tax benefit	(7,452)	(68,238)	(85,893)
Valuation allowance	7,452	68,238	85,893

	$629	$492	$1,062

      The Company’s effective rate varies from the statutory rate as follows:

	For the Year Ended December 31,

	2003	2002	2001

U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes	1.0	(3.0)	(0.4)
Deferred compensation amortization	11.6	3.6	0.4
Amortization and impairment of intangibles with no tax basis	0.1	0.9	30.1
U.S. federal and state research and development credits	(4.7)	(0.7)	(0.1)
Other	2.2	—	0.5
Valuation allowance	26.0	33.4	3.5

	2.2%	0.2%	—%

      Significant components of the Company’s deferred tax assets as of December 31, 2003 and 2002 are shown below. In accordance with SFAS No. 109, “Accounting for Income Taxes”, a valuation allowance for the entire deferred tax asset has been recorded due to uncertainty surrounding its realization. The components of the net deferred tax asset and the related valuation allowance are as follows (in thousands):

	December 31,

	2003	2002

Net operating loss and credit carryforwards	$293,288	$256,118
Depreciation and amortization	38,417	51,156
Compensation costs	755	810
Restructuring	16,287	23,336
Other	5,553	11,862

Deferred tax assets	354,300	343,282

Deferred tax liabilities	(351)	(5,905)

Valuation allowance	(354,300)	(337,377)

Net deferred tax assets and liabilities	$(351)	$—

      As of December 31, 2003, the Company had federal and state net operating losses of $1,195 million that expire at various dates through 2023. The Company also had foreign net operating loss carryforwards of approximately $11.2 million; of these, $8.3 million have no expiration and $2.9 million will expire at various dates through 2008. As of December 31, 2002 the Company had federal and state net operating losses of $1,026 million that expire at various dates through 2022. The Company also had foreign net operating loss

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards of $8.5 million; of these, $6.8 million have no expiration and $1.7 million will expire at various dates through 2007. The Company also has federal and state tax credit carryforwards as of December 31, 2003 and 2002 of approximately $10.5 million and $9.3 million, respectively, that expire at various dates through 2023. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s acquired net operating loss and credit carryforwards may be subject to annual limitation due to a change in ownership of more than 50%.

      Approximately $174 million of the net operating loss carryforwards available for federal income tax purposes relate to the exercises of non-qualified stock options and disqualifying disposition of incentive stock options and employee stock purchase plan options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

17.     Transactions with Related Parties:

      During the years ended December 31, 2003, 2002 and 2001, the Company recognized revenue from related parties as follows (in thousands):

	For the Year Ended
	December 31,

	2003	2002	2001

Akamai Australia	$137	$24	$—
Akamai Technologies Japan K.K. and SBBM	—	8,931	2,243
Sockeye Networks, Inc.	—	835	13,195

Total	$137	$9,790	$15,438

      The Company formed Akamai Australia in August 2002 as a joint venture with ES Group Ventures Pty Ltd (“ES Ventures”). The Company owned 40% of Akamai Australia and accounted for its investment under the equity method. No losses of the joint venture were recognized because Akamai’s basis in its investment in Akamai Australia was zero. Upon inception of the joint venture, the Company entered into a five-year distribution agreement with Akamai Australia under which Akamai Australia was required to make quarterly payments to the Company in accordance with minimum resale commitments. In June 2003, Akamai and ES Ventures terminated the joint venture. In accordance with the termination agreement, Akamai removed its representatives from the joint venture’s board of directors and surrendered its 40% interest in the entity. ES Ventures agreed to wind down the affairs of the joint venture and was responsible for settling all of the joint venture’s obligations. The distribution agreement was terminated, and Akamai forgave all amounts due under the agreement. The Company purchased all customer contracts from the former joint venture for a fee of $472,000 and will continue to service these customers. The fee was recorded as an asset and was fully amortized against the revenue of these customers during fiscal year 2003.

      In December 2002, Akamai sold its 40% equity interest in Akamai Technologies Japan K.K., formerly a joint venture between Akamai and SBBM. For the year ended December 31, 2002, the Company recognized $4.1 million under a reseller agreement with Akamai Technologies Japan K.K. Akamai also recognized $4.8 million under a technology license agreement with SBBM during the year ended December 31, 2002 which was considered a related party at the time the revenue was recognized due to SBBM’s relationship with Akamai Technologies Japan K.K. In January 2003, the Company formed a wholly-owned subsidiary in Japan through which it sells Akamai services and supports its reseller relationships. As of December 31, 2002, $1.1 million was due from Akamai Technologies Japan K.K. and is included in due from related parties on the consolidated balance sheet as of that date. This amount was paid in January 2003.

      From January 2001 to November 2002, the Company held a 40% equity interest in Sockeye Networks, Inc., which was accounted for under the equity method. During this period, the Company recognized $2.0 million of equity method losses, which are included in loss on investments for the year ended December 31, 2001. In November 2002, the Company significantly reduced its equity interest in Sockeye and, as of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003, there was no longer an Akamai representative serving on Sockeye’s board of directors. As of September 30, 2003, the Company accounted for this investment under the cost method due to the significant reduction in ownership interest. In October 2003, Sockeye was acquired by Internap Network Services Corporation. Akamai did not receive any cash or other consideration as a result of the merger and no longer holds any equity interest in Sockeye or its successor.

18.     CNN Advertising Agreement:

      In November 1999, InterVu, which was acquired by Akamai in April 2000, entered into an advertising agreement with the CNN News Group (“CNN”). Under the terms of such agreement, InterVu issued common stock valued at $20.0 million to CNN. In return, CNN agreed to provide InterVu with three years of on-air and online advertising and promotional opportunities across CNN’s properties. As part of the purchase price allocation for its acquisition of InterVu, Akamai estimated the fair value of these services to be $18.4 million. This prepaid asset has been amortized over the life of the advertising agreement to advertising expense in the amounts of $5.6 million for each of the years ended December 31, 2002 and 2001. This prepaid asset was fully amortized as of December 31, 2002.

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

19.     Segment Disclosure:

      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of December 31, 2003, Akamai operated in one business segment: providing e-business infrastructure services and software.

      The Company deploys its servers into networks worldwide. As of December 31, 2003, the Company had approximately $21.3 million and $2.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2002, the Company had approximately $49.5 million and $13.7 million of net property and equipment located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For the years ended December 31, 2003 and 2002, approximately 16% and 13%, respectively, of revenue was derived from the Company’s operations outside the United States, of which 13% and 10%, respectively, relates to Europe. No single country accounted for 10% or more of revenue derived outside of the United States. For 2001, less than 10% of revenue was derived from sources outside of the United States.

20.     Quarterly Financial Results (unaudited):

      The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2003 and 2002. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below for a fair presentation of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. In 2002, the Company modified the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation of the consolidated statement of operations to include in cost of revenue equity-related compensation expense, based on the functional role of the related employee, and depreciation and amortization on its network equipment. All quarterly amounts presented below reflect this modification. In addition, in accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of January 1, 2002.

	For the Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003

	(In thousands, except per share data)
Revenue	$36,564	$37,759	$41,767	$45,169
Cost of revenue	$17,885	$15,832	$14,275	$13,123
Net loss	$(8,647)	$(14,646)	$(3,909)	$(2,079)
Basic and diluted net loss per share	$(0.07)	$(0.13)	$(0.03)	$(0.02)
Weighted average common shares outstanding	116,398	117,109	118,596	120,198

	For the Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002

	(In thousands, except per share data)
Revenue	$37,927	$36,322	$35,375	$35,352
Cost of revenue	$23,311	$22,967	$21,609	$17,417
Net loss	$(59,058)	$(42,242)	$(47,533)	$(55,604)
Basic and diluted net loss per share	$(0.54)	$(0.38)	$(0.42)	$(0.48)
Weighted average common shares outstanding	109,693	112,253	114,251	114,866

21.     Subsequent Events

      In January 2004, the initial purchaser of the 1% convertible senior notes exercised its option to purchase an additional $25.0 million in principal amount of the notes for a payment of $24.3 million, which reflected a purchase discount of 2.75% to the initial purchaser of the notes.

      In January 2004, in a limited number of individually negotiated transactions, the Company repurchased an aggregate of $25.0 million in principal amount of its outstanding 5 1/2% convertible subordinated notes. As of December 31, 2003, the Company had entered into agreements for the repurchase of $15.0 million in principal amount of these repurchased notes. As a result, as of December 31, 2003, the Company has recorded $15.0 million of these notes as current portion of 5 1/2% convertible subordinated notes.

      In February 2004, the Company commenced a tender offer to repurchase up to an additional $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes. Under the modified Dutch Auction structure of the tender offer, the Company will repurchase up to $101.0 million in principal amount of validly tendered 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 in principal amount tendered. The tender offer is subject to numerous conditions. The tender offer period is expected to expire on March 10, 2004.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      Akamai’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The complete response to this Item regarding the backgrounds of our executive officers and directors and other information contemplated by Items 401, 405 and 406 of Regulation S-K will be contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein.

      Our executive officers and directors and their positions as of March 1, 2004, are as follows:

Name	Position

George H. Conrades	Chairman of the Board of Directors and Chief Executive Officer
F. Thomson Leighton	Chief Scientist and Director
Paul Sagan	President
Michael Ruffolo	Chief Operating Officer
Chris Schoettle	Executive Vice President, Technology, Networks and Support
Robert Cobuzzi	Chief Financial Officer
Melanie Haratunian	Vice President and General Counsel
Martin M. Coyne II	Director
C. Kim Goodwin	Director
Ronald L. Graham	Director
William A. Halter	Director
Frederic V. Salerno	Director
Naomi O. Seligman	Director

      Our directors are elected to serve in classes as follows:

Class I — term expires at our 2006 annual meeting of stockholders:

George H. Conrades
Martin M. Coyne II
C. Kim Goodwin

Class II — term expires at our 2004 annual meeting of stockholders:

Ronald L. Graham
F. Thomson Leighton
Naomi O. Seligman

Class III — term expires at our 2005 annual meeting of stockholders:

William A. Halter
Frederic V. Salerno

      We have adopted a written code of business ethics which applies to our principal executive officer, principal financial or accounting officer or controller or person serving similar functions. We did not amend or waive any provisions of the code of business ethics during the year ended December 31, 2003. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the sections captioned “Executive Compensa-

tion,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Comparative Stock Performance.”

72.1

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the sections captioned “Voting Securities and Votes Required” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.     Principal Accounting Fees and Services.

      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the sections captioned “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies.”

PART IV

Item 15.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)	The following documents are included in this annual report on Form 10-K.

1.	Financial Statements (see Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2.	The schedule listed below and the Report of Independent Auditors on Financial Statement Schedules are filed as part of this annual report on Form 10-K:

Page

Report of Independent Auditors on Financial Statement Schedules	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

      All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

3. Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

      (b) Reports on Form 8-K

(1)	On October 29, 2003, we furnished a Current Report on Form 8-K under Item 12 — Disclosure of Results of Operations and Financial Condition, containing a press release in which we announced our financial results for the quarter ended September 30, 2003.

(2)	On December 8, 2003, we furnished a Current Report on Form 8-K under Item 9 — Regulation FD Disclosure, containing a press release in which we affirmed certain financial guidance for the fourth quarter ending December 31, 2003 that was previously issued in connection with our third quarter investor conference call.

(3)	On December 9, 2003, we filed a Current Report on Form 8-K under Item 5 — Other Events, containing a press release in which we announced an offering of $175 million in principal amount of 1.0% senior convertible notes due December 15, 2033 in a private placement.

(4)	On December 16, 2003, we filed a Current Report on Form 8-K under Item 5 — Other Events, containing a press release in which we announced the closing of our sale of $175 million in principal amount of 1.0% senior convertible notes due December 15, 2033.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2004	AKAMAI TECHNOLOGIES, INC. By: /s/ ROBERT COBUZZI Robert Cobuzzi Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE H. CONRADES George H. Conrades	Chairman and Chief Executive Officer and Director (Principal executive officer)	March 9, 2004

/s/ ROBERT COBUZZI Robert Cobuzzi	Chief Financial Officer (Principal financial and accounting officer)	March 9, 2004

/s/ MARTIN M. COYNE II Martin M. Coyne II	Director	March 9, 2004

/s/ C. KIM GOODWIN C. Kim Goodwin	Director	March 9, 2004

/s/ RONALD L. GRAHAM Ronald L. Graham	Director	March 9, 2004

/s/ WILLIAM A. HALTER William A. Halter	Director	March 9, 2004

/s/ F. THOMSON LEIGHTON F. Thomson Leighton	Director	March 9, 2004

/s/ FREDERIC V. SALERNO Frederic V. Salerno	Director	March 9, 2004

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	March 9, 2004

Report of Independent Auditors on

Financial Statement Schedules

To the Board of Directors

of Akamai Technologies, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated January 29, 2004, except for Note 21, as to which the date is February 19, 2004, appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 29, 2004

S-1

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance at
	beginning of	Charged to			end of
Description	Period	operations	Other	Deductions	period

Year ended December 31, 2001:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,291	7,938	—	(6,397)	$3,832
Deferred tax asset valuation allowance	$123,118	85,893	58,146	—	$267,157
Year ended December 31, 2002:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$3,832	(746)	—	(1,147)	$1,939
Deferred tax asset valuation allowance	$267,157	68,238	1,982	—	$337,377
Year ended December 31, 2003:
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,939	761	—	(1,459)	$1,241
Deferred tax asset valuation allowance	$337,377	7,452	9,471	—	$354,300

S-2

EXHIBIT INDEX

Exhibit Number		Description

**3	.1	Amended and Restated Certificate of Incorporation of the Registrant
***3	.2	Amended and Restated By-Laws of the Registrant
****3	.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant
***4	.1	Specimen common stock certificate
*4	.2	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association
*****4	.3	Indenture, dated as of June 20, 2000, by and between the Registrant and State Street Bank and Trust Company
*4	.4	Registration Rights Agreement, dated as of December 12, 2003, by and between the Registrant and Credit Suisse First Boston LLC
**4	.5	Fourth Amended and Restated Registration Rights Agreement dated September 29, 1999
†10	.1	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended
***10	.2	Form of Restricted Stock Agreement granted under the 1998 Stock Incentive Plan of the Registrant
***10	.3	Form of Incentive Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant
***10	.4	Form of Nonstatutory Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant
***10	.5	1999 Employee Stock Purchase Plan, as amended
††10	.6	Lease Termination Agreement, dated as of March 18, 2002, by and between the Registrant and Massachusetts Institute of Technology
††10	.7	Sublease Agreement, dated as of May 3, 2002, by and between the Registrant and Novell, Inc., as amended by a First Amendment dated as of June 6, 2002
†††10	.7	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and George Conrades
†††10	.8	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and Paul Sagan
††††10	.9	Office Lease, dated June 30, 2000, between the Registrant and San Tomas Properties, LLC
††††10	.10	Agreement, dated November 6, 2002, between the Registrant and San Tomas Properties, LLC
†††††10	.11	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.
#10	.12	2001 Stock Incentive Plan of the Registrant
##10	.13	Restricted Stock Agreement, dated as of November 14, 2002, between the Registrant and Michael Ruffolo
##10	.14	Restricted Stock Agreement, dated as of November 14, 2002, between the Registrant and Chris Schoettle
##10	.15	Incentive Stock Option Agreement, dated as of November 18, 2002, between the Registrant and Robert Cobuzzi
***10	.16	Patent and Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology
###10	.17	Amendment to Real Estate Lease, dated May 5, 2003, between the Registrant and San Tomas Properties, LLC
###10	.18	2003 EVP Incentive Plan, dated April 29, 2003, between the Registrant and Michael Ruffolo
###10	.19	2003 EVP Incentive Plan, dated May 2, 2003, between the Registrant and Chris Schoettle
####10	.20	Incentive Stock Option Agreement, dated May 15, 2003, between the Registrant and Michael Ruffolo
####10	.21	Incentive Stock Option Agreement, dated May 15, 2003, between the Registrant and Chris Schoettle

Exhibit Number		Description

@####10	.22	Akamai Services Customer Agreement, dated as of September 1, 2003, between the Registrant and Microsoft Corporation
#####10	.23	Form of Deferred Stock Unit Agreement for Non-Employee Directors of the Registrant
*10	.24	Purchase Agreement, dated as of December 8, 2003, by and between the Registrant and Credit Suisse First Boston LLC
##10	.25	Employment Offer Letter, dated as of July 24, 2001, between the Registrant and Michael Ruffolo
##10	.26	Employment Offer Letter, dated as of February 15, 2001, between the Registrant and Chris Schoettle
10.27		Employment Offer Letter, dated August 21, 2003, between the Registrant and Melanie Haratunian
14.1		Code of Business Ethics adopted February 2003
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on December 16, 2003.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

***	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

****	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2000.

†	Incorporated by reference to the Registrant’s Form S-8 filed with the Commission on May 25, 2000.

††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2002.

†††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

††††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

†††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

#	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.

##	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.

###	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003.

####	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.

#####	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2003.

@	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.