Form 10-Q
period 2004-03-31
AKAMAI TECHNOLOGIES INC
filed 2004-05-10
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27275

Akamai Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

     The number of shares outstanding of the registrant’s common stock as of May 6, 2004: 122,945,616 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$132,853	$160,074
Restricted cash	—	5,000
Marketable securities (including restricted securities of $826 and $726 at March 31, 2004 and December 31, 2003, respectively)	7,493	4,910
Accounts receivable, net of allowance for doubtful accounts of $1,001 and $1,241 at March 31, 2004 and December 31, 2003, respectively	24,505	20,727
Prepaid expenses and other current assets	9,206	11,705

Total current assets	174,057	202,416
Property and equipment, net	20,879	23,878
Marketable securities (including restricted securities of $3,922 at March 31, 2004 and December 31, 2003)	36,702	38,371
Goodwill	4,937	4,937
Other intangible assets, net	227	239
Other assets	8,361	9,100

Total assets	$245,163	$278,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,837	$11,769
Accrued expenses	27,172	30,462
Deferred revenue	4,299	3,016
Current portion of obligations under capital leases and vendor financing	500	775
Current portion of accrued restructuring	1,538	1,638
Current portion of 5 1/2% convertible subordinated notes	—	15,000

Total current liabilities	46,346	62,660
Accrued restructuring, net of current portion	3,289	3,641
Obligations under capital leases and vendor financing, net of current portion	144	—
Other liabilities	1,992	1,994
1% convertible senior notes	200,000	175,000
5 1/2% convertible subordinated notes, net of current portion	163,127	211,000

Total liabilities	414,898	454,295

Commitments, contingencies and guarantees
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 122,815,772 shares issued and 122,711,541 shares outstanding at March 31, 2004; 122,154,517 shares issued and 121,875,286 shares outstanding at December 31, 2003	1,229	1,222
Additional paid-in capital	3,439,393	3,437,186
Deferred compensation	(1,045)	(1,545)
Accumulated other comprehensive income	1,363	1,379
Accumulated deficit	(3,610,675)	(3,613,596)

Total stockholders’ deficit	(169,735)	(175,354)

Total liabilities and stockholders’ deficit	$245,163	$278,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,

	2004	2003

	(In thousands, except
	per share data)
Revenues:
Services	$47,431	$35,556
Software and software-related	936	934
Services and software from related parties	—	74

Total revenues	48,367	36,564

Costs and operating expenses:
Costs of revenues	12,215	17,885
Research and development	2,694	3,472
Sales and marketing	14,010	11,089
General and administrative	11,266	16,071
Amortization of other intangible assets	12	2,198
Restructuring benefit	—	(9,820)

Total costs and operating expenses	40,197	40,895

Income (loss) from operations	8,170	(4,331)
Interest income	598	357
Interest expense	(3,756)	(4,585)
Loss on early extinguishment of debt	(2,018)	—
Gain (loss) on investments, net	11	(15)

Income (loss) before provision for income taxes	3,005	(8,574)
Provision for income taxes	84	73

Net income (loss)	$2,921	$(8,647)

Net income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)
Shares used in per share calculation:
Basic	122,104	116,398
Diluted	133,825	116,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,921	$(8,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment of long-lived assets	6,497	17,792
Equity-related compensation	533	2,971
Interest income on notes receivable for stock	—	(33)
Non-cash portion of loss on early extinguishment of debt	977	—
Loss on investments, property and equipment and foreign currency, net	156	170
Provision for doubtful accounts	(206)	(700)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,333)	(2,744)
Prepaid expenses and other current assets	2,474	2,729
Accounts payable, accrued expenses and other current liabilities	(2,204)	(13,031)
Accrued restructuring	(450)	(12,002)
Deferred revenue	1,173	216
Other noncurrent assets and liabilities	98	278

Net cash provided by (used in) operating activities	8,636	(13,001)

Cash flows from investing activities:
Purchases of property and equipment and capitalization of internal-use software costs	(3,042)	(2,202)
Purchase of investments	(12,468)	—
Proceeds from sales of property and equipment	9	44
Proceeds from sales and maturities of investments	11,725	2,569
Decrease in restricted cash held for note repurchases	5,000	—

Net cash provided by investing activities	1,224	411

Cash flows from financing activities:
Payments on capital leases	(131)	(307)
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	24,313	—
Repurchase and retirement of 5 1/2% convertible subordinated notes	(62,873)	—
Proceeds from the issuance of common stock upon exercise of stock options	2,178	164

Net cash used in financing activities	(36,513)	(143)

Effects of exchange rate translation on cash and cash equivalents	(568)	103

Net decrease in cash and cash equivalents	(27,221)	(12,630)
Cash and cash equivalents, beginning of period	160,074	111,262

Cash and cash equivalents, end of period	$132,853	$98,632

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,772	$8,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation

      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides distributed computing services and solutions that are designed to enable enterprises to extend and control their e-business infrastructure to ensure superior performance, reliability, scalability and manageability. Akamai’s globally distributed platform comprises more than 14,000 servers in more than 1,000 networks in 69 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing e-business Internet-related infrastructure services and software.

      The accompanying interim condensed consolidated financial statements, together with the related notes, are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these interim financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States of America for annual audited financial statements. Accordingly, reference should be made to the Company’s annual report on Form 10-K for the year ended December 31, 2003 for additional disclosures filed with the Securities and Exchange Commission. Results of the interim periods are not necessarily indicative of results for the entire year.

      The accompanying condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

2.	Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation 46R, or FIN 46R, “A Revision to FIN 46, Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The Company is not currently an investor in any variable interest entities and, therefore, FIN 46R does not have an effect on the Company’s condensed consolidated financial statements.

3.	Equity-Related Compensation

      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Akamai applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation,” through disclosure only for stock-based awards issued to employees and directors. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for stock options issued to employees and directors under the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share data):

	For the
	Three Months Ended
	March 31,

	2004	2003

Net income (loss), as reported	$2,921	$(8,647)
Add: stock-based employee compensation included in reported net loss	491	2,964
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(10,803)	(12,132)

Pro forma net loss	$(7,391)	$(17,815)

Basic net income (loss) per share:
As reported	$0.02	$(0.07)
Pro forma	(0.06)	(0.15)

4.	Net Income (Loss) per Share

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the applicable quarter. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the year, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, deferred stock units, warrants, unvested restricted common stock and convertible notes.

      The following table sets forth the components used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	For the
	Three Months Ended
	March 31,

	2004	2003

Numerator:
Net income (loss)	$2,921	$(8,647)
Denominator:
Denominator for basic net income (loss) per common share	122,104	116,398
Effect of dilutive securities:
Restricted common stock and deferred stock units	278	—
Warrants	33	—
Stock options	11,410	—

Denominator for diluted net income (loss) per common share	133,825	116,398

Basic net income (loss) per common share	$0.02	$(0.07)
Diluted net income (loss) per common share	$0.02	$(0.07)

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following potential common shares have been excluded from the computation of diluted net income (loss) per share as of March 31, 2004 and 2003 because their effect would have been antidilutive (in thousands):

	As of March 31,

	2004	2003

Stock options	3,023	14,613
Restricted common stock and deferred stock units	—	1,276
Warrants	36	1,047
1% convertible senior notes	12,945	—
5 1/2% convertible subordinated notes	1,413	2,598

Total	17,417	19,534

5.	Comprehensive Income (Loss)

      The following table presents the calculation of comprehensive income (loss) and its components for the three-months ended March 31, 2004 and 2003 (in thousands):

	For the
	Three Months Ended
	March 31,

	2004	2003

Net income (loss)	$2,921	$(8,647)
Other comprehensive income (loss):
Foreign currency translation adjustment	(176)	111
Unrealized gain (loss) on investments, net	160	(30)

Comprehensive income (loss)	$2,905	$(8,566)

      For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2004	2003

Foreign currency translation adjustment	$1,241	$1,417
Unrealized gain (loss) on investments	122	(38)

Total accumulated other comprehensive income	$1,363	$1,379

6.	Restricted Marketable Securities

      As of March 31, 2004, the Company had issued $4.7 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.9 million are classified as long-term marketable securities and $826,000 are classified as short-term marketable securities on the consolidated balance sheet dated as of March 31, 2004. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2009.

7.	Concentration of Credit Risk and Fair Value of Financial Instruments

      Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. As of March 31, 2004, one customer accounted for approximately 15% of the Company’s accounts receivable balance. No other customer accounted for 10% or more of accounts receivable as of March 31, 2004 or as of December 31, 2003.

8.	Asset Retirement Obligation

      In January 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. As a result of adopting this statement, the Company recorded an asset retirement obligation and associated long-lived asset of $109,000 as of January 1, 2003 for the fair value of a contractual obligation to remove leasehold improvements at the conclusion of the Company’s facility lease in Cambridge, Massachusetts. The obligation and asset are classified on the Company’s consolidated balance sheet as of March 31, 2004 as non-current liabilities and property and equipment, respectively. The Company will amortize the asset and accrete the obligation over the remaining life of the associated leasehold improvements.

9.	Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2004	2003

Payroll and benefits	$8,539	$7,419
Interest	2,841	8,338
Property, use and other taxes	13,159	12,878
Other	2,633	1,827

Total	$27,172	$30,462

10.	Restructurings and Lease Terminations

      As of March 31, 2004, the Company had approximately $4.8 million remaining of accrued restructuring liabilities. No restructuring charges were recorded during the three months ended March 31, 2004. During the three months ended March 31, 2003, the Company reversed previously recorded restructuring liabilities totaling $9.8 million. The reversals represent the difference between the previously estimated restructuring liabilities and the amounts payable under negotiated agreements for certain leased properties with these properties’ landlords.

      The following table summarizes the restructuring activity in 2004 (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2003	$5.2
Cash payments during the three months ended March 31, 2004	(0.4)

Ending balance, March 31, 2004	$4.8

Current portion of accrued restructuring	$1.5

Long-term portion of accrued restructuring	$3.3

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income.

11.	Other Intangible Assets

      Other intangible assets subject to amortization consist of the following (in thousands):

	As of March 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(26,769)	$—
Trademarks and trade names	4,527	(4,527)	—
Acquired license rights	490	(263)	227

Total	$31,786	$(31,559)	$227

	As of December 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(26,769)	$—
Trademarks and trade names	4,527	(4,527)	—
Acquired license rights	490	(251)	239

Total	$31,786	$(31,547)	$239

      Amortization expense for other intangible assets was $12,000 and $2.2 million for the three months ended March 31, 2004 and 2003, respectively. Amortization expense is expected to be $36,000 for the remainder of 2004 and $48,000 in each year thereafter through 2008.

12.	Convertible Notes

      In January 2004, the initial purchaser of the Company’s 1% convertible senior notes exercised its option to purchase an additional $25.0 million in principal amount of the notes for a payment of $24.3 million, which reflected a purchase discount of 2.75%. The purchase discount of $700,000 was recorded as deferred financing costs. As of March 31, 2004, the Company has $200.0 million in aggregate principal amount of 1% convertible senior notes outstanding. The 1% convertible senior notes are convertible at certain times into the Company’s common stock at a conversion price of $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes), subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at par value. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at par value plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2004. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness, including its 5 1/2% convertible subordinated notes. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the initial 7 years of the term of the notes. Amortization of the deferred financing costs was approximately $208,000 for the three months ended March 31, 2004. The Company records the amortization of deferred financing costs using the interest method as interest expense in the consolidated statement of operations.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      During January 2004, in a limited number of individually negotiated transactions, the Company repurchased an aggregate of $25.0 million in principal amount of its outstanding 5 1/2% convertible subordinated notes. As of December 31, 2003, the Company had entered into agreements for the repurchase of $15.0 million in principal amount of these notes. As a result, as of December 31, 2003, the Company had recorded $15.0 million in principal amount of these notes as the current portion of the 5 1/2% convertible subordinated notes. The Company amortized the outstanding deferred financing costs relating to the repurchased $25.0 million in principal amount of 5 1/2% convertible subordinated notes, totaling $404,000 for the three months ended March 31, 2004, to loss on early extinguishment of debt. Additionally, the Company incurred $100,000 of advisory services in connection with the repurchases, which is included in loss on early extinguishment of debt.

      In February 2004, the Company commenced a tender offer to repurchase up to $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes. Under the modified Dutch Auction structure of the tender offer, the Company offered to repurchase up to $101.0 million in principal amount of validly tendered 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 principal amount tendered. In March 2004, the Company amended the tender offer to increase the maximum price at which it was willing to repurchase the 5 1/2% convertible subordinated notes to $1,012.50 per $1,000 principal amount of the notes. In accordance with the terms of the tender offer, $37.9 million in aggregate principal amount of the 5 1/2% convertible subordinated notes was tendered. The Company purchased the validly tendered 5 1/2% convertible subordinated notes at a purchase price of $1,012.50 per $1,000 of principal amount of the notes in March 2004. The Company amortized the outstanding deferred financing costs relating to these tendered notes and the premium paid of $573,000 and $474,000, respectively, to loss on early extinguishment of debt for the three months ended March 31, 2004. Additionally, the Company incurred $467,000 of advisory services and offering expenses in connection with the tender offer that was also recorded as to loss on early extinguishment of debt.

13.	Equity Transactions

      In March 2004, the Company announced that its Chief Operating Officer was leaving the Company effective in April 2004. As a result, the Company has recorded the outstanding deferred compensation of $52,000 relating to this individual’s outstanding stock-based compensation as equity-related compensation expense.

14.	Transactions with Related Parties

      During the three months ended March 31, 2003, the Company recognized approximately $74,000 revenue from Akamai Australia. The Company formed Akamai Australia in August 2002 as a joint venture with ES Group Ventures Pty Ltd (“ES Ventures”). The Company owned 40% of Akamai Australia and accounted for its investment under the equity method. No losses of the joint venture were recognized because Akamai’s basis in its investment in Akamai Australia was zero. Upon inception of the joint venture, the Company entered into a five-year distribution agreement with Akamai Australia under which Akamai Australia was required to make quarterly payments to the Company in accordance with minimum resale commitments. In June 2003, Akamai and ES Ventures terminated the joint venture. In accordance with the termination agreement, Akamai removed its representatives from the joint venture’s board of directors and surrendered its 40% interest in the entity. ES Ventures agreed to wind down the affairs of the joint venture and was responsible for settling all of the joint venture’s obligations. The distribution agreement was terminated, and Akamai forgave all amounts due under the agreement. The Company purchased all customer contracts from the former joint venture for a fee of $472,000 and will continue to service these customers. The fee has been recorded as an asset and was fully amortized as a reduction to future revenue of these customers during fiscal year 2003. The Company did not have any related party transactions during the three months ended March 31, 2004.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

15.	Segment and Enterprise-Wide Disclosure

      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of March 31, 2004, Akamai operated in one business segment: providing e-business infrastructure services and software.

      The Company deploys its servers into networks worldwide. As of March 31, 2004, the Company had approximately $19.2 million and $1.7 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2003, the Company had approximately $21.3 million and $2.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For the three months ended March 31, 2004, approximately 19% of revenue was derived from the Company’s operations outside the United States, of which 15% was derived from Europe. For the three months ended March 31, 2003, approximately 15% of revenue was derived from the Company’s operations outside the United States, of which 13% was derived from Europe. No single country accounted for 10% or more of revenue derived outside the United States during these periods. For each of the three months ended March 31, 2004 and 2003, one customer accounted for 11% of total revenues. No other customers accounted for more than 10% of revenue for any other period reported in these condensed consolidated financial statements.

16.	Commitments, Contingencies and Guarantees

Operating and Capital Leases

      The Company leases its facilities and certain equipment under non-cancelable operating leases. These operating leases expire at various dates through May 2009 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company also leases certain equipment under capital leases, which expire at various dates through June 2005. The minimum aggregate future obligations under non-cancelable leases as of March 31, 2004 are as follows (in thousands):

		Capital Leases
	Operating	(Including Vendor
	Leases	Financing)

Remaining 2004	$4,462	$397
2005	5,414	292
2006	5,007	—
2007	4,550	—
2008	3,328	—
Thereafter	1,296	—

Total	$24,057	689

Less: interest		(45)

Total principal obligations		644
Less: current portion		500

Non-current portion of principal obligations		$144

Litigation

      Between July 2, 2001 and August 31, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. Although the Company believes that it has meritorious defenses to the claims made in the complaint, an adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

      In February 2002, the Company filed suit against Speedera Networks, Inc., or Speedera, in federal court in Massachusetts, alleging patent infringement and false advertising by Speedera. In April 2003, the Company amended its complaint to include an allegation that Speedera infringes a content delivery patent held by MIT and licensed to Akamai. In response, Speedera filed a counterclaim alleging that Akamai has infringed a Speedera patent relating to the combined provision of traffic management and content delivery services. The Company believes that it has meritorious defenses to the claims made in the counterclaim and intends to contest such claims vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

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

      In November 2002, the Company filed suit against Speedera in federal court in Massachusetts for infringement of a patent held by Akamai. In January 2003, Speedera filed a counterclaim in this case alleging that Akamai has infringed a patent held by Speedera. The Company believes that it has meritorious defenses to the claims made in the counterclaim and intends to contest such claims vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

Guarantees

      In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions of FIN 45 were effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of the Company’s guarantees issued or modified during the three months ended March 31, 2004 was determined to be immaterial.

17.	Subsequent Events

      In April 2004, in a limited number of individually negotiated transactions, the Company repurchased an aggregate of $56.4 million in principal amount of its outstanding 5 1/2% convertible subordinated notes for total cash payments of $58.5 million. The purchase prices ranged between $1,018.00 and $1,023.57 for each $1,000 in principal amount repurchased.

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

Overview

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the
	Three Months Ended
	March 31,

	2004	2003

Revenues	100.0%	100.0%
Costs of revenues	25.2	48.9
Research and development	5.6	9.5
Sales and marketing	29.0	30.3
General and administrative	23.3	44.0
Amortization of other intangible assets	—	6.0
Restructuring charges (benefits)	—	(26.9)

Total costs and operating expenses	83.1	111.8

Income (loss) from operations	16.9	(11.8)
Interest income	1.2	0.9
Interest expense	(7.7)	(12.5)
Loss on early extinguishment of debt	(4.2)	—
Gain on investments, net	—	—

Income (loss) before provision for income taxes	6.2	(23.4)
Provision for income taxes	0.2	0.2

Net income (loss)	6.0%	(23.6)%

      We were profitable on a quarterly basis during the quarter ended March 31, 2004. We have incurred significant costs to develop our technology, build our worldwide network, sell and market our services and software and support our operations. In recent years, we have incurred significant restructuring expenses related to employee severance payments and facility lease settlements. We have not yet achieved profitability on an annual basis; however, we have observed the following known trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•	During the first quarter of 2004 and each quarter in 2003, the dollar volume of the recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment quarter-over-quarter. A continuation of this trend would lead to increased revenue; however, we cannot guarantee that the trend will continue.

•	During recent quarters, we have reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions in the market. These per unit price reductions contributed to keeping our bandwidth costs relatively constant during the current quarter, even though we experienced increased traffic delivered on our network. We expect bandwidth costs per unit to be relatively constant or to decrease during 2004 as compared to 2003.

•	During the first quarter of 2004, one customer, Microsoft Corporation, accounted for greater than 10% of our total revenue. We expect to continue to do business with this customer under a long-term contract, and that the revenue from this customer will be greater than 10% of our total revenue in 2004. During the quarter ended March 31, 2004, revenue derived from companies outside the United States was 19% of our total revenue. We expect revenue derived from companies outside the United States will be between 15% and 20% of our total revenue in 2004.

•	Depreciation of our network equipment has continued to decrease quarter-over-quarter due to assets becoming fully depreciated. We believe that depreciation will continue to decline from previous levels as we replace our equipment at lower cost as compared to historical cost. Although we expect that the amortization of internal-use software development costs, which we include in depreciation expense, will increase in the future, we expect that total depreciation expense will continue to decline in 2004.

•	We expect a net decline in equity compensation costs in 2004 as equity awards issued in previous years become fully vested. This reduction will be primarily due to the full vesting on May 5, 2004 of restricted common stock issued as part of our 2001 stock option exchange offer. Any change in the accounting rules related to employee stock awards requiring that we record expense for employee stock awards at fair value would increase our equity-based compensation expense in the future because we have a significant number of employee options outstanding and expect to continue to grant new options in the future. The amount of any increase resulting from the change in the method of accounting for employee stock options is not determinable at this time due to the number of variables that are considered when determining the fair value of stock awards.

•	We do not anticipate significant investment losses or gains in the future because our portfolio is currently comprised primarily of high-grade investments.

•	While operating expenses decreased during the first quarter of 2004, compared to the same period in 2003, we do not expect significant decreases to continue in 2004. We expect a slight increase in operating costs in each of the remaining quarters of 2004 due to a rise in costs related to sales commissions and marketing expenses and an expected increase in headcount.

•	In December 2003 and the first four months of 2004, we repurchased a total of $193.2 million in aggregate principal amount of our outstanding 5 1/2% convertible subordinated notes due 2007. In December 2003 and January 2004, we issued a total of $200.0 million in principal amount of our 1% convertible senior notes. By lowering our effective interest rate on outstanding debt, we believe that interest expense on our debt obligations will not exceed $10.0 million in 2004.

Based on our analysis of the aforementioned known trends and events, we expect to continue to generate net income on a quarterly basis throughout 2004; however, our future results will be affected by many factors identified below in “Factors Affecting Future Operating Results,” including our ability to:

•	increase our revenue by adding to our recurring customer base and limiting customer cancellations and terminations;

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues;

•	address future capital expenditure requirements at costs that are within our expectations; and

•	maintain or increase the prices we charge for our services.

As a result, there is no assurance that the aforementioned trends will continue in the future or that we will achieve our expected financial objectives.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. Estimates reflected in our condensed consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, investments, intangible assets, taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of these critical accounting policies and estimates.

Results of Operations

      Revenues. Total revenue increased 32%, or $11.8 million, to $48.4 million for the three months ended March 31, 2004 as compared to $36.6 million for the three months ended March 31, 2003. The increase in total revenue for the quarter ended March 31, 2004 as compared to the same period in the prior year was attributable to an increase in service revenue of $11.9 million. The increase in service revenue was primarily attributable to an increase in monthly committed customer revenue, an increase in customer traffic during the quarter and an increase in the number of customers under recurring revenue contracts as compared to the same period in the prior year. As of March 31, 2004, we had 1,172 customers under recurring revenue contracts as compared to 994 as of March 31, 2003.

      For the three months ended March 31, 2004 and 2003, 19% and 15%, respectively, of our total revenue was derived from our operations located outside of the United States, of which 15% and 13%, respectively, was derived from Europe. No single country accounted for 10% or more of revenue derived outside of the United States. Resellers accounted for 27% of revenue for the three months ended March 31, 2004 and 24% in the three months ended March 31, 2003. For each of the three months ended March 31, 2004 and 2003, Microsoft Corporation accounted for 11% of total revenue. No other customer accounted for 10% or more of revenue during these periods.

      Costs of Revenues. Costs of revenues include fees paid to network providers for bandwidth and co-location of our network equipment. Costs of revenues also includes payroll and related costs and equity-related compensation for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software costs.

      Costs of revenues decreased 32%, or $5.7 million, to $12.2 million for the three months ended March 31, 2004 as compared to $17.9 million for the three months ended March 31, 2003. The decrease was primarily due to a reduction of depreciation expense of network equipment as our network assets become fully depreciated, offset by a slight increase in bandwidth costs. Traffic delivered over our network increased significantly in the three months ended March 31, 2004 as compared to the same period in the prior year. Despite this increase in traffic, bandwidth costs increased minimally because we have reduced our network bandwidth cost per unit by entering into new, competitively priced network contracts, renegotiating existing network contracts to achieve more favorable pricing and by continuing to improve management of our network traffic.

      Costs of revenues during the three months ended March 31, 2004 and 2003 also included credits of approximately $155,000 and $826,000, respectively, as a result of network contract settlements and renegotiations. We expect that credits of this nature may occur in the future as a result of our efforts to monitor and reduce our network costs; however, the timing and amount of these credits, if any, will vary.

      Costs of revenues were comprised of the following (in thousands):

	For the
	Three Months Ended
	March 31,

	2004	2003

Bandwidth, co-location and storage	$6,603	$6,054
Payroll and related costs of network operations personnel, including equity compensation	846	836
Costs of software licenses	247	105
Depreciation of network equipment and amortization of internal-use software	4,519	10,890

Total costs of revenues	$12,215	$17,885

      We believe costs of revenues will increase slightly on a quarterly basis in the remainder of 2004 as we expect to deliver more traffic on our network. We also believe that amortization of internal-use software development costs will increase as software projects become complete and are placed in service. We anticipate that these increases will be offset by a decline in depreciation of our network equipment. In addition, higher expenses associated with increased traffic on our network could be mitigated by lower bandwidth costs per unit if we are successful at continuing to improve our management of our network.

      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs required to be capitalized. During the three months ended March 31, 2004 and 2003, we capitalized software development costs of $1.7 million and $1.8 million, respectively, consisting of payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network, net of impairments. These capitalized internal-use software costs are amortized to cost of revenue over their useful lives of two years.

      Research and development expenses decreased 22%, or $778,000, to $2.7 million for the three months ended March 31, 2004 as compared to $3.5 million for the three months ended March 31, 2003. The decrease in research and development expenses was primarily due to a decrease in equity compensation, a component of payroll and payroll-related costs, as a result of equity awards issued to employees becoming fully vested. The following table quantifies the reduction in research and development expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 (in millions):

(Decrease) Increase
in Research
and Development
Expenses

Payroll and related costs, including equity compensation	$(1.0)
Capitalization of internal-use software development costs and other	0.2

Total decrease	$(0.8)

      We believe that research and development expenses will increase slightly on a quarterly basis in the remainder of 2004, as we continue to make development investments in our EdgeComputing service and refinements to other service offerings.

      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.

      Sales and marketing expenses increased 26%, or $2.9 million, to $14.0 million for the three months ended March 31, 2004 as compared to $11.1 million for the three months ended March 31, 2003. The increase in sales and marketing expenses was primarily due to an increase in commissions, a component of payroll and payroll-related costs, due to higher sales quarter over quarter. The following table quantifies the increase in sales and marketing expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 (in millions):

Increase in Sales
and Marketing
Expenses

Payroll and related costs	$1.8
Advertising and related costs	0.2
Other expenses	0.9

Total increase	$2.9

      We believe that sales and marketing expenses will increase modestly on a quarterly basis in the remainder of 2004 due to an expected increase in commissions as a result of higher forecasted sales and marketing costs.

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

      General and administrative expenses decreased 30%, or $4.8 million, to $11.3 million for the three months ended March 31, 2004 as compared to $16.1 million for the three months ended March 31, 2003. The decrease in general and administrative expenses was primarily due to a reduction in depreciation expense as a result of assets becoming fully depreciated, reduction in payroll and payroll-related costs, including equity compensation, and reduced rent expense as a result of restructurings. The following table quantifies the decrease in general and administrative expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 (in millions):

(Decrease) Increase in General and
Administrative Expenses

Depreciation	$(3.0)
Payroll and related costs, including equity compensation	(1.8)
Rent and facilities	(0.6)
Other expenses	0.6

Total decrease	$(4.8)

      We do not expect significant further decreases in general and administrative expenses on a quarterly basis in the remainder of 2004, rather we believe that these expenses will remain consistent with our first quarter expenses during the remaining quarters in 2004 as we continue to maintain our cost structure.

      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets decreased to $12,000 for the three months ended March 31, 2004 as compared to $2.2 million for the three months ended March 31, 2003. Intangible assets acquired in business combinations were fully amortized as of the end of the first quarter of 2003; therefore, there was no corresponding amortization of such intangible assets in 2004. We expect to amortize approximately $36,000 of intangible assets for the remainder of 2004 and $48,000 in each year thereafter through 2008, at which time they will be fully amortized.

      Restructuring Benefits. During the three months ended March 31, 2003, we recorded net restructuring benefits of $9.8 million as a result of amendments to certain lease agreements. In April 2003, we amended our lease agreement for our Santa Clara facility. Under the terms of the amended lease, we made an $8.8 million payment, of which $5.7 million included the release of restricted marketable securities, and we continued to pay rent at the original contracted rate through 2003. Beginning in 2004, our monthly rental payments have been reduced to a lower amount more aligned with current market rates.

      The following table summarizes the restructuring activity related to real estate leases for the three months ended March 31, 2004 (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2003	$5.2
Cash payments	(0.4)

Ending balance, March 31, 2004	$4.8

Current portion of accrued restructuring	$1.5

Long-term portion of accrued restructuring	$3.3

      We do not anticipate significant restructuring charges in the future; however, we will continue to pursue modifications or settlements on our long-term leases if we believe it to be in the best interests of Akamai and our stockholders. We have estimated the amount of restructuring liabilities associated with real estate leases based on the most recently available market data and discussions with our lessors and real estate advisors.

      Interest Income. Interest income consists of interest earned on invested cash balances and interest earned on notes receivable for stock. Interest income increased 68%, or $241,000, to $598,000 for the three months ended March 31, 2004 as compared to $357,000 for the three months ended March 31, 2003. The increase was a result of an increase in our invested cash, cash equivalents and marketable securities balance of $67.1 million.

      Interest Expense. Interest expense includes interest accrued on our debt obligations. Interest expense decreased 18%, or $829,000, to $3.8 million for the three months ended March 31, 2004 as compared to $4.6 million for the three months ended March 31, 2003. The decrease was due to lower interest expense as a result of our debt repurchases in December 2003 and January 2004. During January 2004 and April 2004, we repurchased $81.4 million in aggregate principal amount of our 5 1/2% convertible subordinated notes in individually negotiated transactions. In addition, in March 2004, as a result of our tender offer we repurchased an additional $37.9 million in principal amount of the 5 1/2% convertible subordinated notes. As a result of these transactions, we believe that interest expense on our debt obligations will not exceed $10.0 million in 2004.

      Loss on Early Extinguishment of Debt. During the three months ended March 31, 2004, we recorded a loss on early extinguishment of debt of $2.0 million as a result of costs incurred in connection with our repurchase of a total of $62.9 million in principal amount of our 5 1/2% convertible subordinated notes during the period. This loss represents the reduction of $977,000 of deferred financing costs associated with repurchases of notes prior to their maturity, $474,000 of the premium paid to repurchase such notes and $567,000 of advisory services and offering costs incurred related to the repurchases. We expect to incur additional losses on early extinguishment of debt in connection with the additional repurchases of our 5 1/2% convertible subordinated debt in April 2004. See “Overview” above.

Liquidity and Capital Resources

      To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock;

•	the issuance in April 1999 of senior subordinated notes, which we repaid in 1999, totaling approximately $124.6 million in net proceeds;

•	an initial public offering of our common stock in October 1999 that provided $217.6 million after underwriters’ discounts and commissions;

•	the sale in June 2000 of $300 million in principal amount of our 5 1/2% convertible subordinated notes, which generated net proceeds of $290.2 million; and

•	the sale in December 2003 and January 2004 of $200 million in principal amount of our 1% convertible senior notes, which generated net proceeds of $194.1 million.

      As of March 31, 2004, cash, cash equivalents and marketable securities totaled $177.0 million, of which $4.7 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.

      Cash provided by operating activities was $8.6 million for the three months ended March 31, 2004 compared to cash used in operating activities of $13.0 million for the three months ended March 31, 2003. The cash provided by operating activities was primarily due to an increase in service revenues during the first quarter of 2004, as well as a decrease in accrued restructuring costs of $11.6 million and a decrease in accounts payable, accrued expenses and other current liabilities of $10.8 million, partially offset by an increase in deferred revenue of $1.0 million. We expect to continue to generate cash from operating activities as a result of a stabilization of operating expenses that require cash outlays, a reduction in payments toward our real estate restructuring liabilities and an upward trend in cash collections related to an increase in recurring revenue contract bookings. However, the timing and amount of future working capital changes and our ability to manage our days sales outstanding will affect the future amount of cash used in or provided by operating activities.

      Cash provided by investing activities was $1.2 million for the three months ended March 31, 2004 compared to $411,000 for the three months ended March 31, 2003. The cash provided by investing activities for the three months ended March 31, 2004 was primarily due to a decrease of $5.0 million in restricted cash to reflect our repurchase of $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004 offset by a net decrease in proceeds from sales and maturities of investments as a result of a decrease in our marketable securities portfolio year over year. Cash used in investing activities for the three months ended March 31, 2004 reflects net purchases, sales and maturities of investments of $743,000 and capital expenditures of $3.0 million, consisting primarily of the capitalization of internal-use software development costs related to our current and future service offerings. Cash provided by investing activities in the three months ended March 31, 2003 was primarily from the net sale and maturity of marketable securities, offset by capital expenditures. We continue to expect that total capital expenditures, a component of cash used in investing activities, to not exceed 10% of revenue in 2004.

      Cash used in financing activities was $36.5 million for the three months ended March 31, 2004, as compared to $143,000 for the three months ended March 31, 2003. Cash provided by financing activities during the three months ended March 31, 2004 reflects proceeds received from the issuance of our 1% convertible senior notes, net of financings costs, of $24.3 million and issuances of common stock under our stock plans of $2.2 million. Proceeds from our issuances of securities were offset by payments for the repurchase of $62.9 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital lease obligations of $131,000. Cash provided by financing activities in the three months ended March 31, 2003 reflects proceeds from the issuance of common stock of $164,000, offset by cash used in financing activities for payments on capital lease obligations of $307,000. We expect cash used in financing activities to increase in the second quarter of 2004 due to the repurchases of $56.4 million in principal amount of our 5 1/2% convertible subordinated debt in April 2004.

      We believe that our current cash, cash equivalents and marketable securities of $177.0 million will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may seek to retire or refinance our long-term debt with cash, equity or a combination thereof. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments

      The following table presents our contractual obligations and commercial commitments as of March 31, 2004 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual Obligations		Less than	12-36	36-60	More than
as of March 31, 2004	Total	12 Months	Months	Months	60 Months

5 1/2% convertible subordinated notes	$163.2	$—	$—	$163.2	$—
1% convertible senior notes	200.0	—	—	—	200.0
Interest on convertible notes outstanding assuming no early redemption	91.4	11.0	21.9	8.5	50.0
Bandwidth and co-location agreements	9.8	8.9	0.9	—	—
Real estate operating leases	24.1	5.9	10.3	7.4	0.5
Capital leases and vendor financing	0.6	0.5	0.1	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	3.2	3.2	—	—	—
Advisory services	0.1	0.1	—	—	—

Total	$492.9	$30.1	$33.2	$179.1	$250.5

Letters of Credit

      As of March 31, 2004, we had issued $4.7 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.9 million are classified as long-term marketable securities and $826,000 are classified as short-term marketable securities on the consolidated balance sheet dated as of March 31, 2004. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2009.

Off-Balance Sheet Arrangements

      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Obligations under Guarantees” in the footnotes to our condensed consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of these indemnification agreements. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of guarantees issued or modified during the three months ended March 31, 2004 was determined to be immaterial.

Recent Accounting Pronouncements

      In December 2003, the FASB issued Interpretation 46R, or FIN 46R, “A revision to FIN 46, Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. We are not currently an investor in any variable interest entities and, therefore, FIN 46R does not have an effect on our condensed consolidated financial statements.

Factors Affecting Future Operating Results

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources.

      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Other competitors may attract potential customers by offering services that may be perceived as less sophisticated versions of our services or at lower prices than those we charge. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their services with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer or ISPs from installing our servers. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

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

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from maintaining profitability.

      The quarter ended March 31, 2004 was the first quarter in our corporate history during which we achieved profitability as measured in accordance with generally accepted accounting principles. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative, interest and other expenses. Therefore, we will need to generate higher revenue to maintain profitability. There are numerous factors that could, standing alone or combined with other factors, impede our ability to increase revenue and/or moderate expenses, including:

•	failure to increase sales of our EdgeSuite and EdgeComputing services;

•	significant increases in bandwidth costs or other operating expenses;

•	inability to maintain or increase our prices;

•	any lack of market acceptance of our services due to continuing concerns about commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service and regulatory initiatives;

•	any failure of our current and planned services and software to operate as expected;

•	a failure by us to respond rapidly to technological changes in our industry that could cause our services to become obsolete;

•	unauthorized use or access to content delivered over our network;

•	a continuation of adverse economic conditions worldwide that have contributed to slowdowns in capital expenditures by businesses, particularly capital spending in the information technology market;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services and software.

Reduction of revenue from Microsoft would cause our business and financial results to suffer.

      For the three months ended March 31, 2004, Microsoft accounted for 11% of our revenue. In September 2003, we entered into an amendment to our content delivery services customer agreement with Microsoft that has a two-year term and includes a minimum usage commitment. In September 2004, Microsoft will have the right to reduce its commitment levels by 50% for the second year of the term and convert the contract to a month-to-month term if the parties fail to reach agreement as to appropriate price changes after the first year of the term. A significant decline in sales to Microsoft would reduce our revenue and cause our business and financial results to suffer.

Our substantial leverage may harm our financial condition and results of operations, and our failure to significantly increase our revenue would seriously harm our business and operating results and could cause us to fail to make interest or principal payments or repay our outstanding indebtedness.

      We have significant long-term debt, and we may not be able to make interest or principal payments when due. As of March 31, 2004, our total long-term debt was approximately $363.1 million and our stockholders’ deficit was approximately $169.7 million. In April 2004, however, we repurchased $56.4 million in principal amount of our outstanding 5 1/2% convertible subordinated notes. Our level of indebtedness could adversely affect our future operations, by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for capital expenditures, acquisitions, and general corporate and other purposes.

      Historically, we have had negative cash flow from operations. For the year ended December 31, 2003, net cash used in operating activities was approximately $18.0 million. As of April 30, 2004, we had $106.8 million in aggregate principal amount of our 5 1/2% convertible subordinated notes outstanding. Assuming no additional 5 1/2% convertible subordinated notes are converted or redeemed our annual interest payments on our 5 1/2% convertible subordinated notes will be approximately $5.9 million and annual interest payment on our 1% convertible senior notes, will be approximately $2.0 million. In addition, if our 5 1/2% convertible subordinated notes are converted or if we do not repurchase, redeem, exchange or otherwise repay our outstanding 5 1/2% notes prior to 2007, they will become due at such time.

Any unplanned interruption in our network or services could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

      Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, power losses, and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. Any widespread loss or interruption of our network or services would reduce our revenue and could harm our business, financial results and reputation.

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

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about taxes, revenue recognition, capitalization of internal-use software, contingent obligations, doubtful accounts and restructuring charges, among other things. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges which could adversely affect our results of operations, which in turn could adversely affect our stock price.

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

      We have made acquisitions of other companies in the past and may enter into additional business combinations and acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, with future acquisitions, we could use substantial portions of our available cash or make dilutive issuances of securities. Future acquisitions or attempted acquisitions could have an adverse effect on our ability to become profitable.

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

      We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. This litigation could be expensive and divert the attention of our management and other resources. We can provide no assurance as to the outcome of this action. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

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

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In our investment portfolio, we do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit.

      We may incur realized losses as a result of early redemptions of our debt securities. Our 5 1/2% convertible subordinated notes and 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on certain specified dates beginning on December 15, 2010. As of March 31, 2004, the carrying amount and fair value of our 5 1/2% convertible subordinated notes were $163.1 million and $140.1 million, respectively. In April 2004, we repurchased an aggregate of $56.4 million in principal amount of our outstanding 5 1/2% convertible subordinated notes. As of March 31, 2004, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $196.2 million, respectively.

      We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 4.	Controls and Procedures

      Akamai’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2003 for a discussion of legal proceedings as to which there were no material developments during the quarter ended March 31, 2004.

Item 2.	Changes in Securities and Use of Proceeds

      On December 12, 2003, we sold $175.0 million in aggregate principal amount of our 1% convertible senior notes. The 1% convertible senior notes are convertible into shares of our common stock at a conversion price $15.45 per share, subject to adjustment in certain circumstances. The offering was made through an initial purchaser to qualified institutional buyers under Rule 144A under the Securities Act. On January 7, 2004, we sold an additional $25.0 million of the 1% convertible senior notes pursuant to the initial purchaser’s exercise of its over-allotment option granted by us in connection with the initial sale of the 1% convertible senior notes.

      On January 29, 2004, we amended the Rights Agreement, dated September 10, 2002, between us and EquiServe Trust Company, N.A., as Rights Agent. In September 2002, each holder of shares of our common stock was issued a dividend of one preferred stock purchase right for each outstanding share of our common stock held by such holder. Each right entitled the holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock at a price of $9.00. In the January 2004 amendment to the Rights Agreement, in addition to effecting certain technical amendments, we increased the price at which holders of preferred stock purchase rights may purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock from $9.00 to $65.00, subject to adjustment in certain circumstances.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

      (b) Reports on Form 8-K

(1) On January 8, 2004, we filed a Current Report on Form 8-K dated January 7, 2004 under Item 5 — Other Events containing two press releases. The first press release, issued on January 7, 2004, announced that the initial purchaser of our $175.0 million in principal amount of our 1% convertible senior notes had exercised its option to purchase an additional $25.0 million in principal amount of the 1% convertible senior notes. The second press release announced that we repurchased, in several individually negotiated transactions, an aggregate of $99.0 million in principal amount of our 5 1/2% convertible subordinated notes for a total of $98.9 million in cash.

(2) On February 2, 2004, we filed a Current Report on Form 8-K of even date under Item 5 — Other Events announcing an amendment to the Rights Agreement relating to shares of our common stock and including a copy of the amendment to the Rights Agreement.

(3) On February 4, 2004, we furnished a Current Report on Form 8-K of even date under Item 12 — Disclosure of Results of Operations and Financial Condition containing a press release in which we announced our financial results for the year ended December 31, 2004.

(4) On March 24, 2004, we filed a Current Report on Form 8-K of even date under Item 5 — Other Events containing a press release in which we announced the departure of our Chief Operating Officer.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

By:	/s/ ROBERT COBUZZI

Robert Cobuzzi,
Chief Financial Officer

Date: May 10, 2004

EXHIBIT INDEX

Exhibit 10.28	Agreement, dated as of March 15, 2004, between the Registrant and Michael Ruffolo
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002