Form 10-Q
period 2004-06-30
AKAMAI TECHNOLOGIES INC
filed 2004-08-09
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27275

Akamai Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

     The number of shares outstanding of the registrant’s common stock as of August 6, 2004: 125,679,996 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,082	$160,074
Restricted cash	—	5,000
Marketable securities (including restricted securities of $826 and $726 at June 30, 2004 and December 31, 2003, respectively)	23,371	4,910
Accounts receivable, net of allowance for doubtful accounts of $950 and $1,241 at June 30, 2004 and December 31, 2003, respectively	26,151	20,727
Prepaid expenses and other current assets	9,383	11,705

Total current assets	102,987	202,416
Property and equipment, net	20,596	23,878
Marketable securities (including restricted securities of $3,922 at June 30, 2004 and December 31, 2003)	54,673	38,371
Goodwill	4,937	4,937
Other intangible assets, net	215	239
Other assets	7,014	9,100

Total assets	$190,422	$278,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,840	$11,769
Accrued expenses	27,875	30,462
Deferred revenue	3,873	3,016
Current portion of obligations under capital leases and vendor financing	510	775
Current portion of accrued restructuring	1,422	1,638
Current portion of 5 1/2% convertible subordinated notes	—	15,000

Total current liabilities	47,520	62,660
Accrued restructuring, net of current portion	2,937	3,641
Other liabilities	2,063	1,994
1% convertible senior notes	200,000	175,000
5 1/2% convertible subordinated notes, net of current portion	94,604	211,000

Total liabilities	347,124	454,295

Commitments, contingencies and guarantees
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 125,486,209 shares issued and 125,386,209 shares outstanding at June 30, 2004; 122,154,517 shares issued and 121,875,286 shares outstanding at December 31, 2003	1,255	1,222
Additional paid-in capital	3,446,610	3,437,186
Deferred compensation	(1,399)	(1,545)
Accumulated other comprehensive income	704	1,379
Accumulated deficit	(3,603,872)	(3,613,596)

Total stockholders’ deficit	(156,702)	(175,354)

Total liabilities and stockholders’ deficit	$190,422	$278,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Revenues:
Services	$49,942	$36,882	$97,373	$72,439
Software and software-related	844	814	1,780	1,747
Services and software from related parties	—	63	—	137

Total revenues	50,786	37,759	99,153	74,323

Costs and operating expenses:
Costs of revenues	11,151	15,832	23,366	33,717
Research and development	2,872	2,995	5,566	6,467
Sales and marketing	13,671	12,049	27,681	23,138
General and administrative	10,453	15,919	21,581	31,695
Amortization of other intangible assets	12	12	24	2,210
Restructuring charges (benefits)	—	1,299	—	(8,521)

Total costs and operating expenses	38,159	48,106	78,218	88,706

Income (loss) from operations	12,627	(10,347)	20,935	(14,383)
Interest income	450	334	1,048	691
Interest expense	(2,495)	(4,602)	(6,251)	(9,187)
Other (expense) income, net	(85)	92	(212)	(218)
Loss on early extinguishment of debt	(3,264)	—	(5,282)	—

Income (loss) before provision for income taxes	7,233	(14,523)	10,238	(23,097)
Provision for income taxes	430	123	514	196

Net income (loss)	$6,803	$(14,646)	$9,724	$(23,293)

Net income (loss) per share:
Basic	$0.06	$(0.13)	$0.08	$(0.20)
Diluted	$0.05	$(0.13)	$0.07	$(0.20)
Shares used in per share calculation:
Basic	123,645	117,109	122,875	116,754
Diluted	146,408	117,109	146,058	116,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$9,724	$(23,293)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment of long-lived assets	11,686	31,536
Equity-related compensation	807	6,239
Interest income on notes receivable for stock	—	(66)
Non-cash portion of loss on early extinguishment of debt	1,983	—
Non-cash portion of restructuring charges	—	144
Loss (gain) on investments, property and equipment and foreign currency, net	190	(150)
Provision for doubtful accounts	(236)	(156)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,029)	(3,890)
Prepaid expenses and other current assets	2,437	1,936
Accounts payable, accrued expenses and other current liabilities	(449)	(10,200)
Accrued restructuring	(924)	(28,559)
Deferred revenue	780	(37)
Other noncurrent assets and liabilities	145	(336)

Net cash provided by (used in) operating activities	21,114	(26,832)

Cash flows from investing activities:
Purchases of property and equipment	(3,958)	(209)
Capitalization of internal-use software costs	(3,659)	(3,850)
Proceeds from sales of property and equipment	9	86
Purchase of investments	(50,335)	—
Proceeds from sales and maturities of investments	15,125	8,757
Decrease in restricted cash held for note repurchases	5,000	—

Net cash (used in) provided by investing activities	(37,818)	4,784

Cash flows from financing activities:
Payments on capital leases	(265)	(1,159)
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	24,313	—
Repurchase and retirement of 5 1/2% convertible subordinated notes	(131,396)	—
Proceeds from the issuance of common stock upon exercise of stock options and under employee stock purchase plan	8,795	1,735

Net cash (used in) provided by financing activities	(98,553)	576

Effects of exchange rate translation on cash and cash equivalents	(735)	929

Net decrease in cash and cash equivalents	(115,992)	(20,543)
Cash and cash equivalents, beginning of period	160,074	111,262

Cash and cash equivalents, end of period	$44,082	$90,719

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,036	$8,372

Non-cash financing activities:
Deferred compensation recorded for issuance of deferred stock units	$601	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation

      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides distributed computing services and solutions that are designed to enable customers to extend and control their Web operations without the cost of building out their e-business infrastructures. Akamai’s globally distributed platform comprises more than 14,900 servers in more than 1,000 networks in 69 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing e-business Internet-related infrastructure services and software.

      The consolidated financial statements of Akamai have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of December 31, 2003, has been prepared without audit. The consolidated balance sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003. In the opinion of management, these unaudited statements include all adjustments and accruals consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Akamai’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

      The accompanying condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation.

2.	Recent Accounting Pronouncement

      In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation 46R, or FIN 46R, “A Revision to FIN 46, Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R became effective at the end of the first interim period ending after March 15, 2004. Entities that adopted FIN 46 prior to this effective date were able to continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The Company is not currently an investor in any variable interest entities and, therefore, FIN 46R does not have an effect on the Company’s consolidated financial statements.

3.	Equity-Related Compensation

      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Akamai applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation,” (“SFAS No. 148”), through disclosure only for stock-based awards issued to employees and directors. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for stock options issued to employees and directors under the fair value recognition provisions of FAS No. 123, as amended by SFAS No. 148 (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss), as reported	$6,803	$(14,646)	$9,724	$(23,293)
Add: stock-based employee compensation included in reported net income (loss)	247	2,036	738	5,000
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(28,831)	(9,773)	(39,634)	(21,905)

Pro forma net loss	$(21,781)	$(22,383)	$(29,172)	$(40,198)

Basic net income (loss) per share:
As reported	$0.06	$(0.13)	$0.08	$(0.20)
Pro forma	$(0.18)	$(0.19)	$(0.24)	$(0.34)

      The pro forma results above for the three- and six-month periods ended June 30, 2004 reflect the cumulative effect of a change by the Company in its estimate of expected rates of forfeitures of stock-based awards to employees based upon a review of actual forfeitures experienced in prior periods. The cumulative effect of this change in estimates for the three- and six-month periods ended June 30, 2004 was to increase stock-based employee compensation expense by approximately $12.3 million.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the components used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Numerator:
Net income (loss)	$6,803	$(14,646)	$9,724	$(23,293)
Effect of dilutive securities:
Interest expense on 1% convertible senior notes	500	—	1,013	—

Net income (loss)	$7,303	$(14,646)	$10,737	$(23,293)
Denominator:
Denominator for basic net income (loss) per common share	123,645	117,109	122,875	116,754
Effect of dilutive securities:
Restricted common stock and deferred stock units	206	—	206	—
Warrants	13	—	22	—
1% convertible senior notes	12,945	—	12,865	—
Stock options	9,599	—	10,090	—

Denominator for diluted net income (loss) per common share	146,408	117,109	146,058	116,754

Basic net income (loss) per common share	$0.06	$(0.13)	$0.08	$(0.20)
Diluted net income (loss) per common share	$0.05	$(0.13)	$0.07	$(0.20)

      The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented because their effect would have been antidilutive (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Stock options	1,543	15,366	3,299	15,366
Warrants	36	1,039	36	1,039
Unvested restricted common stock	—	770	—	770
5 1/2% convertible subordinated notes	819	2,598	819	2,598

Total	2,398	19,773	4,154	19,773

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income (Loss)

      The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss)	$6,803	$(14,646)	$9,724	$(23,293)
Other comprehensive income (loss):
Foreign currency translation adjustment	(41)	374	(217)	485
Unrealized (loss) gain on investments	(618)	502	(458)	472

Comprehensive income (loss)	$6,144	$(13,770)	$9,049	$(22,336)

      For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2004	2003

Foreign currency translation adjustment	$1,200	$1,417
Unrealized loss on investments	(496)	(38)

Total accumulated other comprehensive income	$704	$1,379

6.	Restricted Marketable Securities

      As of June 30, 2004, the Company had issued $4.7 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.9 million are classified as long-term marketable securities and $826,000 are classified as short-term marketable securities on the condensed consolidated balance sheet dated as of June 30, 2004. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2009.

7.	Concentration of Credit Risk

      Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. As of June 30, 2004, one customer accounted for approximately 10% of the Company’s accounts receivable balance. The majority of the amount due from this customer was paid in July 2004. No other customer accounted for 10% or more of accounts receivable as of June 30, 2004 or as of December 31, 2003.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

8.	Asset Retirement Obligation

      In January 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. As a result of adopting this statement, the Company recorded an asset retirement obligation and associated long-lived asset of $109,000 as of January 1, 2003 for the fair value of a contractual obligation to remove leasehold improvements at the conclusion of the Company’s facility lease in Cambridge, Massachusetts. The obligation and asset are classified on the Company’s condensed consolidated balance sheet as of June 30, 2004 as non-current liabilities and property and equipment, respectively. The Company will amortize the asset and accrete the obligation over the remaining life of the associated leasehold improvements. As of June 30, 2004, the Company has approximately $116,000 recorded as the non-current asset obligation.

9.	Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2004	2003

Payroll and benefits	$8,198	$7,419
Interest	2,683	8,338
Property, use and other taxes	13,160	12,878
Legal professional fees	2,204	446
Other	1,630	1,381

Total	$27,875	$30,462

10.	Restructurings and Lease Terminations

      As of June 30, 2004, the Company had approximately $4.3 million remaining of accrued restructuring liabilities. No restructuring charges were recorded during the three and six-month periods ended June 30, 2004. During the six months ended June 30, 2003, the Company recorded net restructuring benefits of $8.5 million. As a result of amendments to or terminations of long-term leases, the Company reversed $9.6 million of previously recorded restructuring liabilities, offset by a restructuring charge of $1.1 million for costs relating to the restructuring of a facility located in Europe. The reversals represent the difference between the amount previously estimated for restructuring liabilities and the amounts payable under negotiated agreements for certain leased properties with the applicable landlords.

      The following table summarizes the restructuring activity in 2004 (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2003	$5.2
Cash payments during the six months ended June 30, 2004	(0.9)

Ending balance, June 30, 2004	$4.3

Current portion of accrued restructuring liabilities	$1.4

Long-term portion of accrued restructuring liabilities	$2.9

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The Company anticipates that the remaining restructuring liabilities will be fully recognized through August 2007. The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income. As of June 30, 2004, there was no sublease income included in the restructuring balance.

11.	Convertible Notes

      In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate net proceeds of approximately $194.1 million, net of the initial purchaser’s discount and offering expenses of $5.9 million. The 1% convertible senior notes are convertible at certain times into the Company’s common stock at a conversion price of $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes), subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2004. Interest of $1.0 million was paid to the holders of the 1% convertible senior notes in June 2004. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness, including its 5 1/2% convertible subordinated notes due 2007. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of the deferred financing costs was approximately $210,000 and $418,000 for the three and six-months ended June 30, 2004, respectively. The Company records the amortization of deferred financing costs using the interest method as interest expense in the condensed consolidated statement of operations.

      During January 2004, in a limited number of individually negotiated transactions, the Company repurchased an aggregate of $25.0 million in principal amount of its outstanding 5 1/2% convertible subordinated notes at 100% of the principal amount together with accrued interest. In February 2004, the Company commenced a tender offer to repurchase up to $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 of principal amount tendered. In March 2004, the Company amended the tender offer to increase the maximum price at which it was willing to repurchase the 5 1/2% convertible subordinated notes to $1,012.50 per $1,000 principal amount of the notes. In accordance with the terms of the tender offer, $37.9 million in aggregate principal amount of the 5 1/2% convertible subordinated notes was tendered. The Company purchased the validly tendered 5 1/2% convertible subordinated notes at a purchase price of $1,012.50 per $1,000 of principal amount of the notes in March 2004. The Company amortized the outstanding deferred financing costs relating to these repurchased notes and the premium paid of $977,000 and $474,000, respectively, for the three months ended March 31, 2004, to loss on early extinguishment of debt. Additionally, the Company incurred $567,000 of advisory services and offering expenses in connection with the tender offer and repurchases, which is included in loss on early extinguishment of debt.

      In April 2004 and June 2004, in a limited number of individually negotiated transactions, the Company repurchased an aggregate of $68.5 million in principal amount of its outstanding 5 1/2% convertible subordinated notes for total cash payments of $71.2 million. The purchase prices ranged between $1,018.00 and

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

$1,023.57 for each $1,000 in principal amount repurchased. The Company amortized the outstanding deferred financing costs relating to these repurchased notes and the premium paid of $1.0 million and $1.5 million, respectively, for the three months ended June 30, 2004, to loss on early extinguishment of debt. Additionally, the Company incurred $757,000 of advisory services and offering expenses in connection with the repurchases, which is included in loss on early extinguishment of debt.

12.	Equity Transactions

      On June 22, 2004, the Company granted 39,062 deferred stock units (“DSUs”) under the Company’s 1998 Stock Incentive Plan, as amended, to members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs vest 50% on May 25, 2005 with the remaining 50% vesting in equal installments of 12.50% each quarter thereafter. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period of at least one year, but not more than ten years from the grant date. As of June 30, 2004, the Company has recorded deferred compensation of $601,000 for the intrinsic value of the DSUs. The deferred compensation will be recognized as compensation expense over the expected two-year vesting period.

13.	Transactions with Related Parties

      The Company did not have any related party transactions during the three and six-month periods ended June 30, 2004.

      During the three and six-month periods ended June 30, 2003, the Company recognized revenue of approximately $63,000 and $137,000, respectively, from Akamai Australia. The Company formed Akamai Australia in August 2002 as a joint venture with ES Group Ventures Pty Ltd (“ES Ventures”). The Company owned 40% of Akamai Australia and accounted for its investment under the equity method. No losses of the joint venture were recognized because Akamai’s basis in its investment in Akamai Australia was zero. Upon inception of the joint venture, the Company entered into a five-year distribution agreement with Akamai Australia under which Akamai Australia was required to make quarterly payments to the Company in accordance with minimum resale commitments. In June 2003, Akamai and ES Ventures terminated the joint venture. In accordance with the termination agreement, Akamai removed its representatives from the joint venture’s board of directors and surrendered its 40% interest in the entity. ES Ventures agreed to wind down the affairs of the joint venture and was responsible for settling all of the joint venture’s obligations. The distribution agreement was terminated, and Akamai forgave all amounts due under the agreement. The Company purchased all customer contracts from the former joint venture for a fee of $472,000 and agreed to continue to service these customers. The fee has been recorded as an asset and was fully amortized as a reduction to future revenue of these customers during fiscal year 2003.

14.	Segment and Enterprise-Wide Disclosure

      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of June 30, 2004, Akamai operated in one business segment: providing e-business infrastructure services and software.

      The Company deploys its servers into networks worldwide. As of June 30, 2004, the Company had approximately $18.9 million and $1.7 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2003, the Company had approximately $21.3 million and $2.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For the three and six-month periods ended June 30,

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

2004, approximately 17% and 18%, respectively, of revenues was derived from the Company’s operations outside the United States, of which 13% and 14%, respectively, was derived from Europe. For each of the three and six-month periods ended June 30, 2003, approximately 15% of revenues was derived from the Company’s operations outside the United States, of which 13% was derived from Europe. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For each of the three and six-month periods ended June 30, 2004, one customer accounted for 11% of total revenues. For each of the three and six-month periods ended June 30, 2003, one customer accounted for 12% and 11%, respectively, of total revenues. No other customers accounted for more than 10% of revenues for any other period reported in these condensed consolidated financial statements.

15.	Income Taxes

      SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company is required to consider all available positive and negative evidence in making this determination. As a result of existing negative evidence resulting from cumulative losses in prior years, the Company maintains a full valuation allowance against all of its net deferred tax assets and will continue to do so until it reaches an appropriate level of sustained profitability, which would offset the negative evidence related to the losses in prior years. At such time, the Company will reduce the valuation allowance deemed recoverable at that time and recognize income tax benefit related to the existing deferred tax assets.

16.	Commitments, Contingencies and Guarantees

Operating and Capital Leases

      The Company leases its facilities and certain equipment under non-cancelable operating leases. These operating leases expire at various dates through May 2009 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company also leases certain equipment under capital leases, which expire at various dates through June 2005. The minimum aggregate future obligations under non-cancelable leases as of June 30, 2004 are as follows (in thousands):

		Capital Leases
	Operating	(Including Vendor
	Leases	Financing)

Remaining 2004	$3,024	$248
2005	5,726	292
2006	5,353	—
2007	4,726	—
2008	3,328	—
Thereafter	1,296	—

Total	$23,453	540

Less: interest		$(30)

Total principal obligations		$510

Litigation

      Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The settlement is subject to approval by the Court. If the settlement is not approved, the Company intends to contest the lawsuit vigorously. the Company believes that it has meritorious defenses to the claims made in the complaint, an adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

      In February 2002, the Company filed suit against Speedera Networks, Inc., or Speedera, in federal court in Massachusetts, alleging patent infringement and false advertising by Speedera. In response, Speedera filed a counterclaim alleging that Akamai has infringed a Speedera patent relating to the combined provision of traffic management and content delivery services. In June 2004, Speedera amended its counterclaim to include a second patent covering a similar service it offers. The Company believes that it has meritorious defenses to the claims made in the counterclaim and intends to contest such claims vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

      In June 2002, the Company filed suit against Speedera in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access the Company’s confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against the Company seeking monetary damages and injunctive relief and alleging that the Company engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. In July 2004, the court established a trial date of February 7, 2005 for the claims of both parties to this lawsuit. The Company believes that it has meritorious defenses to the claims made in Speedera’s cross-claim and intends to contest the allegations vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this cross-claim.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

Guarantees

      In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions of FIN 45 were effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of the Company’s guarantees issued or modified during the three months ended June 30, 2004 was determined to be immaterial.

17.	Subsequent Events

      On July 28, 2004, the Company repurchased an aggregate of $13.1 million in principal amount of its outstanding 5 1/2% convertible subordinated notes for a total cash payment of $13.5 million. The purchase price was $1,022.50 for each $1,000 in principal amount repurchased.

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

Overview

      The following sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Costs of revenues	22.0	41.9	23.6	45.4
Research and development	5.7	7.9	5.6	8.7
Sales and marketing	26.9	31.9	27.9	31.1
General and administrative	20.5	42.3	21.8	42.7
Amortization of other intangible assets	—	—	—	3.0
Restructuring charges (benefits)	—	3.4	—	(11.5)

Total costs and operating expenses	75.1	127.4	78.9	119.4

Income (loss) from operations	24.9	(27.4)	21.1	(19.4)
Interest income	0.8	0.9	1.0	0.9
Interest expense	(4.9)	(12.2)	(6.3)	(12.3)
Other (expense) income, net	(0.2)	0.2	(0.2)	(0.3)
Loss on early extinguishment of debt	(6.4)	—	(5.3)	—
Gain (loss) on investments, net	—	—	—	—

Income (loss) before provision for income taxes	14.2	(38.5)	10.3	(31.1)
Provision for income taxes	0.8	0.3	0.5	0.3

Net income (loss)	13.4%	(38.8)%	9.8%	(31.4)%

      We were profitable during the three and six-month periods ended June 30, 2004, but we have not yet achieved profitability on an annual basis and cannot guarantee continued profitability in the future. We have, however, observed the following known trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•	During the first and second quarter of 2004 and each quarter in 2003, the dollar volume of the recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment quarter-over-quarter. A continuation of this trend would lead to increased revenue; however, we cannot guarantee that the trend will continue.

•	During recent quarters, we have reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions in the market. These per unit price reductions contributed to keeping our bandwidth costs relatively constant during the current quarter, even though we experienced increased traffic delivered on our network. We expect bandwidth costs per unit to be relatively constant or to decrease during 2004 as compared to 2003.

•	During the second quarter of 2004, one customer, Microsoft Corporation, accounted for greater than 10% of our total revenue. We expect to continue to do business with this customer under a long-term contract and that the revenue from this customer will be greater than 10% of our total revenue in 2004. During the quarter ended June 30, 2004, revenue derived from companies outside the United States was 17% of our total revenue. We expect revenue derived from companies outside the United States will be between 15% and 20% of our total revenue in 2004.

•	Depreciation of our network equipment has continued to decrease quarter-over-quarter due to assets becoming fully depreciated. We believe that depreciation will continue to decline from previous levels as we replace our equipment at lower cost as compared to historical cost. Although we expect that the amortization of internal-use software development costs, which we include in depreciation expense, will increase in the future, we expect that total depreciation expense will continue to decline in 2004.

•	We expect a net decline in equity compensation costs in 2004, compared to the same period in 2003, as equity awards issued in previous years become fully vested. This reduction is primarily due to the full vesting on May 5, 2004 of restricted common stock issued as part of our 2001 stock option exchange offer. Any change in the accounting rules related to employee stock awards requiring that we record expense for employee stock awards at fair value would increase our equity-based compensation expense in the future because we have a significant number of employee options outstanding and expect to continue to grant new options in the future. The amount of any increase resulting from the change in the method of accounting for new employee stock options is not determinable at this time due to the number of variables that are considered when determining fair value of stock awards.

•	During the three months ended June 30, 2004, we reduced our reserve for other taxes payable by approximately $785,000 to reflect actual assessed values and savings from voluntary disclosure negotiations. As management evaluates tax payable reserves on an ongoing basis, future reductions or increases may occur resulting from changes in rules and regulations, business operations or refinements of estimates based upon our accounting policy.

•	While operating expenses decreased during the second quarter of 2004, compared to the same period in 2003, we do not expect significant decreases to continue in 2004. We expect a slight increase in operating costs in each of the remaining quarters of 2004 due to a rise in costs related to sales commissions and marketing expenses and an expected increase in headcount.

•	In December 2003 and the first seven months of 2004, we repurchased a total of $218.5 million in aggregate principal amount of our outstanding 5 1/2% convertible subordinated notes due 2007. In December 2003 and January 2004, we issued a total of $200.0 million in principal amount of our 1% convertible senior notes. By lowering our effective interest rate on outstanding debt, we believe that interest expense on our debt obligations will not exceed $9.0 million in 2004.

Based on our analysis of the aforementioned known trends and events, we expect to continue to generate net income on a quarterly basis throughout 2004; however, our future results will be affected by many factors identified below in “Factors Affecting Future Operating Results,” including our ability to:

•	increase our revenue by adding to our recurring customer base and limiting customer cancellations and terminations;

•	prevent disruptions to our services and network due to accidents or intentional attacks;

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues;

•	address future capital expenditure requirements at costs that are within our expectations; and

•	maintain or increase the prices we charge for our services.

As a result, there is no assurance that the aforementioned trends will continue in the future or that we will achieve our expected financial objectives.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. Estimates reflected in our condensed consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, investments, intangible assets, income and non-income taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of these critical accounting policies and estimates.

Results of Operations

      Revenues. Total revenue increased 35%, or $13.0 million, to $50.8 million for the three months ended June 30, 2004 as compared to $37.8 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, total revenue increased 33%, or $24.8 million, to $99.2 million as compared to $74.3 million for the six months ended June 30, 2003. The increase in total revenue for the three and six months ended June 30, 2004 as compared to the same periods in the prior year was attributable to an increase in service revenue of $13.1 million and $24.9 million, respectively. The increases in service revenue during these periods were primarily attributable to increases in the number of customers under recurring revenue contracts, which we define as contracts with terms of 12 months or greater, customer traffic and in monthly committed customer revenue. As of June 30, 2004, we had 1,214 customers under recurring revenue contracts as compared to 1,001 as of June 30, 2003.

      For the three months ended June 30, 2004 and 2003, 17% and 15%, respectively, of our total revenue was derived from our operations located outside of the United States, of which 13% was derived from Europe during both of these periods. For the six months ended June 30, 2004 and 2003, 18% and 15%, respectively, of our total revenue was derived from our operations located outside of the United States, of which 14% and 13%, respectively, was derived from Europe. No single country accounted for 10% or more of revenue derived outside of the United States. Resellers accounted for 26% of revenue for each of the three- and six-month periods ended June 30, 2004 as compared to 27% and 26% of revenue for the three- and six-month periods ended June 30, 2003, respectively. For each of the three- and six-month periods ended June 30, 2004, Microsoft Corporation accounted for 11% of total revenue as compared to 12% and 11% of total revenue for the three- and six-month periods ended June 30, 2003. No other customer accounted for 10% or more of revenue during these periods.

      Costs of Revenues. Costs of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Costs of revenues also includes payroll and related costs and equity-related compensation for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software costs.

      Costs of revenues decreased 30%, or $4.7 million, to $11.2 million for the three months ended June 30, 2004 as compared to $15.8 million for the three months ended June 30, 2003. Costs of revenues decreased 31%, or $10.4 million, to $23.4 million for the six months ended June 30, 2004 as compared to $33.7 million for the six months ended June 30, 2003. The decrease was primarily due to a reduction in depreciation expense of network equipment as our network assets become fully depreciated, offset by a slight increase in bandwidth costs. Traffic delivered over our network increased significantly in the three months ended June 30, 2004 as compared to the same period in the prior year. Despite this increase in traffic, bandwidth costs increased at a lower rate because we have reduced our network bandwidth cost per unit by entering into new, competitively priced network contracts, renegotiating existing network contracts to achieve more favorable pricing and by continuing to improve management of our network traffic.

      Costs of revenues during the three and six-month periods ended June 30, 2004 also included credits of approximately $598,000 and $753,000, respectively, as a result of network contract settlements and renegotiations. During the three and six months ended June 30, 2003 costs of revenues included credits of $1.1 million and $1.6 million, respectively. We expect that credits of this nature may occur in the future as a result of our efforts to monitor and reduce our network costs; however, the timing and amount of these credits, if any, will vary.

      Costs of revenues was comprised of the following (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Bandwidth, co-location and storage	$6,476	$5,846	$13,079	$11,900
Payroll and related costs of network operations personnel, including equity compensation	773	742	1,619	1,578
Cost of software licenses	109	98	356	203
Depreciation and impairment of network equipment and amortization of internal-use software	3,793	9,146	8,312	20,036

Total costs of revenues	$11,151	$15,832	$23,366	$33,717

      We believe costs of revenues will slightly increase in the remainder of 2004 as we expect to deliver more traffic on our network. Higher expenses associated with increased traffic on our network could be mitigated by lower bandwidth costs per unit, if we are successful at continuing to improve our management of our network.

      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs required to be capitalized. During the three- and six-month periods ended June 30, 2004, we capitalized software development costs of $1.9 million and $3.7 million, respectively, consisting of external consulting costs and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network, net of impairments, as compared to $1.7 million and $3.5 million for the same periods in the prior year. These capitalized internal-use software costs are amortized to costs of revenues over their useful lives of two years.

      Research and development expenses decreased 4%, or $123,000, to $2.9 million for the three months ended June 30, 2004 as compared to $3.0 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, research and development expenses decreased 14%, or $901,000, to $5.6 million as compared to $6.5 million for the six months ended June 30, 2003. The decrease in research and development expenses was primarily due to a decrease in equity compensation, a component of payroll and payroll-related costs, as a result of the full vesting of equity awards issued to employees. The following table quantifies the net reduction in research and development expenses for the periods presented (in millions):

	For the Three Months	For the Six Months
	Ended June 30, 2004 as	Ended June 30, 2004 as
	Compared to 2003	Compared to 2003

Payroll and related costs, including equity compensation	$(0.1)	$(1.1)
Capitalization of internal-use software development costs and other	—	0.2

Total net decrease	$(0.1)	$(0.9)

      We believe that research and development expenses will increase slightly in the remainder of 2004 as compared to the decreases in the periods presented above, as we continue to make development investments in our EdgeComputing service and refinements to other service offerings.

      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.

      Sales and marketing expenses increased 13%, or $1.6 million, to $13.7 million for the three months ended June 30, 2004 as compared to $12.0 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, sales and marketing expenses increased 20%, or $4.5 million, to $27.7 million as compared to $23.1 million for the six months ended June 30, 2003. The increase in sales and marketing expenses for both the three- and six-month periods was primarily due to an increase in commissions, a component of payroll and payroll-related costs, due to higher sales quarter over quarter, partially offset by decreases in equity compensation. The following table quantifies the net increase in sales and marketing expenses for the periods presented (in millions):

	For the Three Months	For the Six Months
	Ended June 30, 2004 as	Ended June 30, 2004 as
	Compared to 2003	Compared to 2003

Payroll and related costs, including equity compensation	$1.3	$3.1
Advertising and related costs	0.2	0.4
Other expenses	0.1	1.0

Total increase	$1.6	$4.5

      We believe that sales and marketing expenses will increase modestly in the remainder of 2004 due to an expected increase in commissions as a result of higher forecasted sales and marketing costs.

      General and Administrative. General and administrative expenses consist primarily of depreciation of property and equipment used by Akamai internally, payroll and related costs, including equity-related compensation and related expenses for executive, finance, business applications, network management, human resources and other administrative personnel, fees for professional services, non-income related taxes, the provision for doubtful accounts and rent and other facility-related expenditures for leased properties.

      General and administrative expenses decreased 34%, or $5.5 million, to $10.5 million for the three months ended June 30, 2004 as compared to $15.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, general and administrative expenses decreased 32%, or $10.1 million, to $21.6 million as compared to $31.7 million for the six months ended June 30, 2003. The decrease in general and administrative expenses was primarily due to a reduction in depreciation expense as a result of assets becoming fully depreciated, reduction in payroll and payroll-related costs, including equity compensation, and reduced rent expense as a result of restructurings. Additionally, during the three months ended June 30, 2004, we reduced our other taxes payable by approximately $785,000 to reflect actual assessed values and savings from voluntary disclosure negotiations. The following table quantifies the net reduction in general and administrative expenses for the periods presented (in millions):

	For the Three Months	For the Six Months
	Ended June 30, 2004 as	Ended June 30, 2004 as
	Compared to 2003	Compared to 2003

Depreciation	$(3.2)	$(6.2)
Payroll and related costs, including equity compensation	(1.6)	(3.4)
Rent and facilities	(0.2)	(0.8)
Non-income related taxes	(0.7)	(0.7)
Other expenses	0.2	1.0

Total net decrease	$(5.5)	$(10.1)

      We do not expect significant further decreases in general and administrative expenses in the remainder of 2004, rather we believe that these expenses will remain comparable to our second quarter expenses during the remaining quarters in 2004 as we continue to maintain our cost structure.

      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets remained constant at $12,000 for the each of the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004, amortization of other intangible assets decreased 99%, or $2.2 million, to $24,000 as compared to $2.2 million for the six months ended June 30, 2003. Intangible assets acquired in business combinations were fully amortized as of the end of the first quarter of 2003; therefore, there was no corresponding amortization of such intangible assets in 2004. We expect to amortize approximately $24,000 of other intangible assets for the remainder of 2004 and $48,000 in each year thereafter through 2008, at which time such assets will have been fully amortized.

      Restructuring Charges (Benefits). During the six months ended June 30, 2003, we recorded net restructuring benefits of $8.5 million as a result of amendments to certain lease agreements. As a result of amendments to, or terminations of, long-term leases, we reversed $9.6 million of previously recorded restructuring liabilities, offset by a restructuring charge of $1.1 million for costs relating to the restructuring of a facility located in Europe. The reversals represent the difference between the previously estimated restructuring liabilities and the amounts payable under negotiated agreements for certain leased properties with these properties’ landlords. Beginning in 2004, our monthly rental payments have been reduced to a lower amount more aligned with current market rates.

      The following table summarizes the restructuring activity related to real estate leases for the six months ended June 30, 2004 (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2004	$5.2
Cash payments	(0.9)

Ending balance, June 30, 2004	$4.3

Current portion of accrued restructuring liabilities	$1.4

Long-term portion of accrued restructuring liabilities	$2.9

      We anticipate that the remaining restructuring liabilities will be fully recognized through August 2007. We do not anticipate significant restructuring charges in the future; however, we will continue to pursue modifications or settlements on our long-term leases if we believe it is in the best interests of Akamai and our stockholders. We have estimated the amount of restructuring liabilities associated with real estate leases based on the most recently available market data and discussions with our lessors and real estate advisors.

      Interest Income. Interest income includes interest earned on invested cash balances and interest earned on notes receivable for stock. Interest income increased 35%, or $116,000, to $450,000 for the three months ended June 30, 2004 as compared to $334,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, interest income increased 52%, or $357,000, to $1.0 million as compared to $691,000 for the six months ended June 30, 2003. The increases during each of these periods was a result of an increase in our invested cash and marketable securities balance from $96.3 million as of June 30, 2003 to $122.1 million as of June 30, 2004.

      Interest Expense. Interest expense includes interest accrued on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 46%, or $2.1 million, to $2.5 million for the three months ended June 30, 2004 as compared to $4.6 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, interest expense decreased 32%, or $2.9 million, to $6.3 million as compared to $9.2 million for the six months ended June 30, 2003. The decrease was due to lower interest expense as a result of our debt repurchases of 5 1/2% convertible subordinated note in December 2003 and in the first six months of 2004, replaced with the issuance of 1% convertible senior notes in December 2003 and January 2004. During the six months ended June 30, 2004, we repurchased $131.4 million in aggregate principal amount of our 5 1/2% convertible subordinated notes. In July 2004, we repurchased $13.1 million in aggregate principal amount of our 5 1/2% convertible subordinated notes. As a result of these transactions, we believe that interest expense on our debt obligations, including deferred financing amortization and capital lease interest expense, will not exceed $10.2 million in 2004.

      Other (Expense) Income, net. Net other (expense) income represents foreign exchange gains and losses incurred during the periods presented. Other expense increased 192%, or $177,000, to $85,000 for the three months ended June 30, 2004 as compared to other income of $92,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, other expense increased 10%, or $20,000, to $223,000 as compared to $203,000 for the six months ended June 30, 2003. These changes during the periods are due to exchange rate fluctuations. Net other (expense) income may fluctuate in the future based upon the movement in foreign exchange rates.

      Loss on Early Extinguishment of Debt. During the three and six months ended June 30, 2004, we recorded a loss on early extinguishment of debt of $3.3 million and $5.3 million, respectively, as a result of costs incurred in connection with our repurchase of 5 1/2% convertible subordinated notes during these periods. This loss of $5.3 million represents the reduction of $2.0 million of deferred financing costs associated with repurchases of notes prior to their maturity, $2.0 million of the premium paid to repurchase such notes and $1.3 million of advisory services and offering costs incurred related to the repurchases. We expect to incur additional losses on early extinguishment of debt in connection with additional repurchases of our 5 1/2% convertible subordinated debt in July 2004. See “Overview” above.

Liquidity and Capital Resources

      To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock;

•	the issuance in April 1999 of senior subordinated notes, which we repaid in 1999, totaling approximately $124.6 million in net proceeds;

•	an initial public offering of our common stock in October 1999 that provided $217.6 million after underwriters’ discounts and commissions;

•	the sale in June 2000 of an aggregate of $300 million in principal amount of our 5 1/2% convertible subordinated notes, which generated net proceeds of $290.2 million;

•	the sale in December 2003 and January 2004 of an aggregate of $200 million in principal amount of our 1% convertible senior notes, which generated net proceeds of $194.1 million; and

•	cash generated by operations.

      As of June 30, 2004, cash, cash equivalents and marketable securities totaled $122.1 million, of which $4.7 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.

      Cash provided by operating activities was $21.1 million for the six months ended June 30, 2004 compared to cash used in operating activities of $26.8 million for the six months ended June 30, 2003. The increase in cash provided by operating activities for the six months ended June 30, 2004 compared to the cash used in operating activities for the same period in 2003 was primarily due to increased service revenue during the first and second quarter of 2004, as well as a decrease in accrued restructuring liabilities of $27.6 million and a decrease in accounts payable, accrued expenses and other current liabilities of $9.8 million, partially offset by an increase in deferred revenue of $817,000. We expect that cash provided by operating activities will continue to remain positive as a result of a stabilization of operating expenses that require cash outlays, a reduction in payments toward our real estate restructuring liabilities and an upward trend in cash collections related to an increase in recurring revenue contract bookings. However, the timing and amount of future working capital changes and our ability to manage our days sales outstanding will affect the future amount of cash used in or provided by operating activities.

      Cash used in investing activities was $37.8 million for the six months ended June 30, 2004 compared to cash provided by investing activities of $4.8 million for the six months ended June 30, 2003. The cash used in investing activities for the six-months ended June 30, 2004, was primarily due to an increase in purchases of investments as a result of an increase in our marketable securities portfolio year over year. Cash used in investing activities for the six months ended June 30, 2004 reflects net purchases, sales and maturities of investments of $35.2 million and capital expenditures of $7.6 million, consisting primarily of the capitalization of internal-use software development costs related to our current and future service offerings. During the six months ended June 30, 2004, cash used in investing activities was offset by a decrease of $5.0 million in restricted cash to reflect our repurchase of $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004. Cash provided by investing activities in the six months ended June 30, 2003 was primarily from the net sale and maturity of marketable securities of $8.8 million, offset by capital expenditures of $4.1 million. We continue to expect that total capital expenditures, a component of cash used in investing activities, will not exceed 10% of revenue in 2004.

      Cash used in financing activities was $98.6 million for the six months ended June 30, 2004, as compared to cash provided by financing activities of $576,000 for the six months ended June 30, 2003. Cash used in financing activities during the six months ended June 30, 2004 reflects proceeds received from the issuance of our 1% convertible senior notes, net of financings costs, of $24.3 million and issuances of common stock under our stock plans of $8.8 million. Proceeds from our issuances of securities and issuances of common stock under our stock plans were offset by payments for the repurchase of $131.4 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital lease obligations of $265,000. Cash provided by financing activities in the six months ended June 30, 2003 reflects $1.7 million in proceeds from the issuance of common stock to employees offset by payments on capital lease obligations of $1.2 million. We expect cash used in financing activities to increase in the third quarter of 2004 due to the repurchase of $13.1 million in principal amount of our 5 1/2% convertible subordinated debt in July 2004, which will be partially offset by expected option exercises during the third quarter of 2004.

      We believe that our current cash, cash equivalents and marketable securities of $122.1 million and cash generated from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may seek to retire or refinance our long-term debt with cash, equity or a combination thereof. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments

      The following table presents our contractual obligations and commercial commitments as of June 30, 2004 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual Obligations		Less than	12-36	36-60	More than
as of June 30, 2004	Total	12 Months	Months	Months	60 Months

5 1/2% convertible subordinated notes	$94.6	$—	$—	$94.6	$—
1% convertible senior notes	200.0	—	—	—	200.0
Interest on convertible notes outstanding	77.2	7.2	14.4	6.6	49.0
Bandwidth and co-location agreements	9.4	8.5	0.9	—	—
Real estate operating leases	23.5	6.0	10.8	6.7	—
Capital leases and vendor financing	0.5	0.5	—	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	2.6	2.6	—	—	—

Total	$408.3	$25.3	$26.1	$107.9	$249.0

Letters of Credit

      As of June 30, 2004, we had issued $4.7 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.9 million are classified as long-term marketable securities and $826,000 are classified as short-term marketable securities on the consolidated balance sheet dated as of June 30, 2004. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2009.

Off-Balance Sheet Arrangements

      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Obligations under Guarantees” in the footnotes to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of these indemnification agreements. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2003. The fair value of guarantees issued or modified during the three months ended June 30, 2004 was determined to be immaterial. As of June 30, 2004, Akamai does not have any off-balance sheet arrangements, except for operating leases, and as not entered into transactions with special purpose entities.

Recent Accounting Pronouncement

      In December 2003, the Financial Accounting Standards Board issued Interpretation 46R, or FIN 46R, “A Revision to FIN 46, Consolidation of Variable Interest Entities.” FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that adopted FIN 46 prior to this effective date were able to continue to apply the provisions of FIN 46 until the effective date of FIN 46R. We are not currently an investor in any variable interest entities and therefore FIN 46R does not have an effect on our consolidated financial statements.

Factors Affecting Future Operating Results

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources.

      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Other competitors may attract potential customers by offering services that may be perceived as less sophisticated versions of our services at lower prices than those we charge. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their services with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer or Internet service providers from installing our servers. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

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

      For each of the three- and six-month periods ended June 30, 2004, Microsoft accounted for 11% of our revenue. In September 2003, we entered into an amendment to our content delivery services customer agreement with Microsoft that has a two-year term and includes a minimum usage commitment. In September 2004, Microsoft will have the right to reduce its commitment levels by 50% for the second year of the term and convert the contract to a month-to-month term if we fail to reach agreement with Microsoft as to appropriate price changes after the first year of the term. A significant decline in sales to Microsoft would reduce our revenue and cause our business and financial results to suffer.

Our substantial leverage may harm our financial condition and results of operations, and our failure to significantly increase our revenue would seriously harm our business and operating results and could cause us to fail to make interest or principal payments or repay our outstanding indebtedness.

      We have significant long-term debt, and we may not be able to make interest or principal payments when due. As of June 30, 2004, our total long-term debt was approximately $294.6 million and our stockholders’ deficit was approximately $156.7 million. In July 2004, however, we repurchased $13.1 million in principal amount of our outstanding 5 1/2% convertible subordinated notes. Our level of indebtedness could adversely affect our future operations, by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for capital expenditures, acquisitions, and general corporate and other purposes.

      Historically, we have had negative cash flow from operations. For the year ended December 31, 2003, net cash used in operating activities was approximately $18.0 million. As of July 31, 2004, we had $81.5 million in aggregate principal amount of our 5 1/2% convertible subordinated notes outstanding. Assuming no additional 5 1/2% convertible subordinated notes are converted or redeemed our annual interest payments on our 5 1/2% convertible subordinated notes will be approximately $4.5 million and annual interest payment on our 1% convertible senior notes, will be approximately $2.0 million. In addition, if our 5 1/2% convertible subordinated notes are converted or if we do not repurchase, redeem, exchange or otherwise repay our outstanding 5 1/2% notes prior to 2007, they will become due at such time.

Any unplanned interruption in our network or services could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

      Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, power losses, and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. For example, approximately four percent of our customers experienced a brief delay in delivery of services on June 15, 2004 as a result of a denial of service resulting from an attack by hackers on our network. We believe this attack targeted several well-known Web sites that are customers of Akamai. Although we have taken steps to enhance our ability to prevent the recurrence of such an incident, there can be no assurance that similar attacks will not be attempted in the future or that a successful attack would not be more damaging. Any widespread loss or interruption of our network or services would reduce our revenue and could harm our business, financial results and reputation.

We may have insufficient transmission capacity which could result in interruptions in our services and loss of revenue.

      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. We believe that we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons. For example, a number of these network providers are operating under the protection of the federal bankruptcy laws. As a result, there is uncertainty about whether such providers, or others that enter into bankruptcy, will be able to continue to provide services to us. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us, our business, and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. From time to time, we have needed to correct errors and defects in our software both in response to service disruptions and to prevent future disruptions. We may not have sufficiently robust quality assurance procedures to ensure that we detect all errors in our software in a timely manner; therefore, in the future, there may be additional errors and defects in our software that may adversely affect our services. We expect to dedicate increased engineering time and resources to reduce errors and defects and improving our quality assurance procedures over the next several quarters. If we are unable to efficiently fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about taxes, revenue recognition, capitalization of internal-use software, the amount and timing of forfeitures of granted employee stock options and other equity awards, contingent obligations, doubtful accounts and restructuring charges, among other things. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

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

      We have operations in several foreign countries and may continue to expand our sales and support organizations internationally. Such expansion could require us to make significant expenditures. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	lack of market acceptance of our software and services abroad;

•	increased expenses associated with marketing services in foreign countries;

•	general economic conditions in international markets;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country could have a negative impact on the quality of our services or our results of operations;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

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

      Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. This could negatively affect the businesses of our customers and reduce their demand for our services. Tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes that would adversely affect our profitability. Internet-related laws, however, remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet or our operations, or interpretations of existing law, could adversely affect our business.

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

      We may incur realized losses as a result of early redemptions of our debt securities. Our 5 1/2% convertible subordinated notes and 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of June 30, 2004, the carrying amount and fair value of the 5 1/2% convertible subordinated notes were $94.6 million and $83.6 million, respectively. As of June 30, 2004, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $242.5 million, respectively.

      We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 4.	Controls and Procedures

      Akamai’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of Akamai’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The settlement is subject to approval by the Court. If the settlement is not approved, we intend to contest the lawsuit vigorously. Although we believe that we have meritorious defenses to the claims made in the complaint, an adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

      In February 2002, we filed suit against Speedera Networks, Inc., or Speedera, in federal court in Massachusetts, alleging patent infringement and false advertising by Speedera. In response, Speedera filed a counterclaim in this case alleging that Akamai has infringed a Speedera patent relating to the combined provision of traffic management and content delivery services. In June 2004, Speedera amended its counterclaim to include a second patent covering a similar service it offers. We believe that we have meritorious defenses to the claims made in the counterclaim and intend to contest them vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this counterclaim.

      In June 2002, we filed suit against Speedera in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access our confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against us seeking monetary damages and injunctive relief and alleging that we engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. We believe that we have meritorious defenses to the claims made in Speedera’s cross-claim and intend to contest the allegations vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this cross-claim. In July 2004, the court established a trial date of February 7, 2005 for the claims of both parties to this lawsuit.

      See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2003 for a discussion of legal proceedings as to which there were no material developments during the six months ended June 30, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 25, 2004, we held our 2004 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:

      1. Ronald L. Graham, F. Thomson Leighton and Naomi O. Seligman were elected to serve as directors of Akamai until the annual meeting of 2007 or until their successors are duly elected and qualified. With respect to Mr. Graham, 107,626,748 shares of common stock were voted in favor of his election, and 2,866,276 shares of common stock were withheld. With respect to Mr. Leighton, 110,101,875 shares of common stock were voted in favor of his election, and 391,149 shares were withheld. With respect to Ms. Seligman, 107,610,514 shares of common stock were voted in favor of her election, and 2,882,510 shares were withheld. There were no abstentions or broker non-votes. Messrs. Conrades, Coyne, Halter and Salerno and Ms. Goodwin are members of our Board of Directors whose terms of office continued after the meeting.

      2. An amendment to our Second Amended and Restated 1998 Stock Incentive Plan to increase the number of shares available for issuance thereunder from 41,255,600 shares to 48,255, 600 was approved. The votes were cast as follows: 47,587,380 shares of common stock were voted for the amendment, 23,049,520 shares of common stock were voted against the amendment, and 169,862 shares of common stock abstained from the vote. There were 39,686,262 broker non-votes.

      3. The ratification of PricewaterhouseCoopers LLP as our independent public accountants for the year ended December 31, 2004 was approved. The votes were cast as follows: 109,364,693 shares of common stock were voted for the ratification, 1,050,396 shares of common stock were voted against the ratification, and 77,935 shares of common stock abstained from the vote. There were no broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits filed as part of this quarterly report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

      (b) Reports on Form 8-K

      On April 28, 2004, we furnished a Current Report on Form 8-K of even date under Item 12 — Disclosure of Results of Operations and Financial Condition containing a press release in which we announced our financial results for the quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKAMAI TECHNOLOGIES, INC.

By:	/s/ ROBERT COBUZZI

Robert Cobuzzi,
Chief Financial Officer

Date: August 9, 2004

EXHIBIT INDEX

Exhibit 10.1	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002