Form 10-Q
period 2004-09-30
AKAMAI TECHNOLOGIES INC
filed 2004-11-09
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-27275

Akamai Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

     The number of shares outstanding of the registrant’s common stock as of November 5, 2004: 126,118,847 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2004

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 6.	Exhibits	32

SIGNATURES		33
EX-10.29 EMPLOYMENT AGREEMENT - PAUL SAGAN
EX-10.30 EMPLOYMENT LETTER - LISA ARTHUR
EX-10.31 ADDENDUM DATED AS OF SEPTEMBER 1, 2004
EX-31.1 SECT. 302 CERTIFICATION OF C.E.O.
EX-31.2 SECT. 302 CERTIFICATION OF C.F.O.
EX-32.1 SECT. 906 CERTIFICATION OF C.E.O.
EX-32.2 SECT. 906 CERTIFICATION OF C.F.O.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,943	$160,074
Restricted cash	—	5,000
Marketable securities (including restricted securities of $932 and $726 at September 30, 2004 and December 31, 2003, respectively)	26,629	4,910
Accounts receivable, net of allowance for doubtful accounts of $779 and $1,241 at September 30, 2004 and December 31, 2003, respectively	28,525	20,727
Prepaid expenses and other current assets	7,189	11,705

Total current assets	108,286	202,416
Property and equipment, net	21,811	23,878
Marketable securities (including restricted securities of $3,722 and $3,922 at September 30, 2004 and December 31, 2003, respectively)	47,224	38,371
Goodwill	4,937	4,937
Other intangible assets, net	203	239
Other assets	6,526	9,100

Total assets	$188,987	$278,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,517	$6,711
Accrued expenses	32,528	35,520
Deferred revenue	1,844	3,016
Current portion of obligations under capital leases and vendor financing	372	775
Current portion of accrued restructuring	1,407	1,638
Current portion of 5 1/2% convertible subordinated notes	—	15,000

Total current liabilities	45,668	62,660
Accrued restructuring, net of current portion	2,598	3,641
Other liabilities	2,843	1,994
1% convertible senior notes	200,000	175,000
5 1/2% convertible subordinated notes, net of current portion	81,489	211,000

Total liabilities	332,598	454,295

Commitments, contingencies and guarantees
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 125,939,174 shares issued and 125,839,174 shares outstanding at September 30, 2004; 122,154,517 shares issued and 121,875,286 shares outstanding at December 31, 2003	1,259	1,222
Additional paid-in capital	3,447,715	3,437,186
Deferred compensation	(1,164)	(1,545)
Accumulated other comprehensive income	1,202	1,379
Accumulated deficit	(3,592,623)	(3,613,596)

Total stockholders’ deficit	(143,611)	(175,354)

Total liabilities and stockholders’ deficit	$188,987	$278,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
Revenues:
Services	$52,163	$41,493	$149,536	$113,932
Software and software-related	1,123	274	2,903	2,021
Services and software from related parties	—	—	—	137

Total revenues	53,286	41,767	152,439	116,090

Costs and operating expenses:
Costs of revenues	11,748	14,207	34,977	47,789
Research and development	3,222	3,595	8,788	10,062
Sales and marketing	12,965	11,787	40,646	34,925
General and administrative	11,874	13,318	33,592	45,148
Amortization of other intangible assets	12	12	36	2,222
Restructuring benefit, net	—	—	—	(8,521)

Total costs and operating expenses	39,821	42,919	118,039	131,625

Income (loss) from operations	13,465	(1,152)	34,400	(15,535)
Interest income	507	213	1,555	904
Interest expense	(2,040)	(4,556)	(8,291)	(13,743)
Other income (expense), net	101	31	(122)	(172)
Loss on early extinguishment of debt	(634)	—	(5,916)	—
(Loss) gain on investments, net	(79)	1,637	(68)	1,622

Income (loss) before provision for income taxes	11,320	(3,827)	21,558	(26,924)
Provision for income taxes	71	82	585	278

Net income (loss)	$11,249	$(3,909)	$20,973	$(27,202)

Net income (loss) per share:
Basic	$0.09	$(0.03)	$0.17	$(0.23)
Diluted	$0.08	$(0.03)	$0.16	$(0.23)
Shares used in per share calculation:
Basic	125,618	118,596	123,789	117,368
Diluted	134,349	118,596	133,557	117,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$20,973	$(27,202)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	16,155	42,834
Equity-related compensation	1,056	8,295
Interest income on notes receivable for stock	—	(73)
Non-cash portion of loss on early extinguishment of debt	2,161	—
Non-cash portion of restructuring charges	—	144
Loss (gain) on investments, property and equipment and foreign currency, net	118	(2,069)
Provision for doubtful accounts	(422)	184
Changes in operating assets and liabilities:
Accounts receivable, net	(7,105)	(7,479)
Prepaid expenses and other current assets	4,494	3,464
Accounts payable, accrued expenses and other current liabilities	(168)	1,008
Accrued restructuring	(1,278)	(21,322)
Deferred revenue	(1,236)	464
Other noncurrent assets and liabilities	914	(23,986)

Net cash provided by (used in) operating activities	35,662	(25,738)

Cash flows from investing activities:
Purchases of property and equipment	(7,394)	(448)
Capitalization of internal-use software costs	(5,569)	(5,721)
Proceeds from sales of property and equipment	9	114
Purchases of investments	(61,560)	(10,071)
Proceeds from sales and maturities of investments	30,713	10,639
Decrease in restricted cash held for security deposits	96	—
Decrease in restricted cash held for note repurchases	5,000	—

Net cash used in investing activities	(38,705)	(5,487)

Cash flows from financing activities:
Payments on capital leases	(402)	(1,301)
Proceeds from note receivable for stock	—	1,770
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	24,313	—
Repurchase and retirement of 5 1/2% convertible subordinated notes	(144,511)	—
Proceeds from the issuance of common stock under stock options and employee stock purchase plans	9,890	1,896

Net cash (used in) provided by financing activities	(110,710)	2,365

Effects of exchange rate translation on cash and cash equivalents	(378)	1,494

Net decrease in cash and cash equivalents	(114,131)	(27,366)
Cash and cash equivalents, beginning of period	160,074	111,262

Cash and cash equivalents, end of period	$45,943	$83,896

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,756	$16,645

Non-cash financing activities:
Deferred compensation recorded for issuance of deferred stock units and restricted stock	$601	$638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation

      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides distributed computing solutions and services that are designed to enable customers to extend and control their Web operations without the cost of building out their Internet-related infrastructures. Akamai’s globally distributed platform comprises more than 15,000 servers in 1,000 networks in 69 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing Internet-related infrastructure services and software.

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

      In September 2004, the Emerging Issues Task Force (the “EITF”) reached consensus on Issue 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 provides guidance on when the dilutive effect of contingently convertible debt securities with a market trigger should be included in diluted earnings per share (“EPS”). The guidance states that these securities should be treated the same as other convertible securities and included in diluted EPS computation, regardless of whether the market price trigger has been met. If EITF 04-8 becomes finalized, it will be effective for all periods ending after December 15, 2004 and would be applied by retrospectively, restating previously reported EPS. (See Footnote 4.)

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for stock options issued to employees and directors under the fair value recognition provisions of FAS No. 123, as amended by SFAS No. 148 (in thousands, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$11,249	$(3,909)	$20,973	$(27,202)
Add: stock-based employee compensation included in reported net income (loss)	234	1,791	972	6,791
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(7,902)	(12,696)	(47,536)	(34,601)

Pro forma net income (loss)	$3,581	$(14,814)	$(25,591)	$(55,012)

Basic net income (loss) per share:
As reported	$0.09	$(0.03)	$0.17	$(0.23)
Pro forma	$0.03	$(0.12)	$(0.21)	$(0.47)
Diluted net income (loss) per share:
As reported	$0.08	$(0.03)	$0.16	$(0.23)
Pro forma	$0.03	$(0.12)	$(0.21)	$(0.47)

4.	Net Income (Loss) per Share

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the components used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator:
Net income (loss)	$11,249	$(3,909)	$20,973	$(27,202)
Denominator:
Denominator for basic net income (loss) per common share	125,618	118,596	123,789	117,368
Effect of dilutive securities:
Stock options	8,516	—	9,563	—
Warrants	—	—	15	—
Restricted common stock and deferred stock units	215	—	190	—

Denominator for diluted net income (loss) per common share	134,349	118,596	133,557	117,368

Basic net income (loss) per common share	$0.09	$(0.03)	$0.17	$(0.23)
Diluted net income (loss) per common share	$0.08	$(0.03)	$0.16	$(0.23)

      The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented because their effect would have been antidilutive (in thousands):

	As of
	September 30,

	2004	2003

Stock options	3,253	17,377
Deferred stock units	—	150
Warrants	36	105
Unvested restricted common stock	—	664
5 1/2% convertible subordinated notes	706	2,598

Total	3,995	20,894

      In September 2004, the EITF reached consensus on Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 provides guidance on when the dilutive effect of contingently convertible debt securities with a market trigger should be included in diluted EPS. The guidance states that these securities should be treated the same as other convertible securities and included in diluted EPS computation, regardless of whether the market price trigger has been met. If EITF 04-8 becomes finalized, it will be effective for all periods ending after December 15, 2004 and will be applied by retrospectively, restating previously reported EPS.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the pro forma impact of applying EITF 04-8 to the Company’s computation of dilutive net income per common share using the treasury stock method (in thousands, except per share data):

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Numerator:
Net income	$11,249	$20,973
Effect of interest expense on 1% convertible senior notes	710	2,141

	$11,959	$23,114
Denominator:
Diluted net income per common share	134,349	133,557
Effect of 1% convertible senior notes	12,945	12,892

	147,294	146,449
Pro forma diluted net income per common share	$0.08	$0.16

5.	Comprehensive Income (Loss)

      The following table presents the calculation of comprehensive income (loss) and its components (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss)	$11,249	$(3,909)	$20,973	$(27,202)
Other comprehensive income (loss):
Foreign currency translation adjustment	151	295	(66)	780
Unrealized gain (loss) on investments	347	(2)	(111)	(5)
Reclassification adjustment for investment (gains) losses included in net loss	—	(421)	—	54

Comprehensive income (loss)	$11,747	$(4,037)	$20,796	$(26,373)

      For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2004	2003

Foreign currency translation adjustment	$1,351	$1,417
Unrealized loss on investments	(149)	(38)

Total accumulated other comprehensive income	$1,202	$1,379

6.	Restricted Marketable Securities

      As of September 30, 2004, the Company had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term marketable securities and $932,000 are

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

classified as short-term marketable securities on the condensed consolidated balance sheet as of September 30, 2004. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2009.

7.	Concentration of Credit Risk

      Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. As of September 30, 2004, one customer accounted for approximately 14% of the Company’s accounts receivable balance. No other customer accounted for 10% or more of accounts receivable as of September 30, 2004 or as of December 31, 2003.

8.	Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2004	2003

Payroll and benefits	$9,035	$7,419
Interest	1,703	8,338
Bandwidth and colocation	5,918	5,058
Property, use and other taxes	12,803	12,878
Legal professional fees	1,410	446
Other	1,659	1,381

Total	$32,528	$35,520

9.	Restructurings and Lease Terminations

      As of September 30, 2004, the Company had approximately $4.0 million remaining of accrued restructuring liabilities. No restructuring charges were recorded during the three and nine-month periods ended September 30, 2004. During the nine months ended September 30, 2003, the Company recorded net restructuring benefits of $8.5 million. As a result of amendments to or terminations of long-term leases, the

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Company reversed $9.6 million of previously recorded restructuring liabilities, offset by a restructuring charge of $1.1 million for costs relating to the restructuring of a facility located in Europe. The reversals represent the difference between the amount previously estimated for restructuring liabilities and the amounts payable under negotiated agreements for certain leased properties with the applicable landlords.

      The following table summarizes the restructuring activity in 2004 (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2003	$5.2
Cash payments during the nine months ended September 30, 2004	(1.2)

Ending balance, September 30, 2004	$4.0

Current portion of accrued restructuring liabilities	$1.4

Long-term portion of accrued restructuring liabilities	$2.6

      The restructuring liabilities will be fully recognized through August 2007. The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income. As of September 30, 2004, there was no sublease income included in the restructuring balance.

10.	Convertible Notes

      In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate net proceeds of approximately $194.1, net of the initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The notes may be converted at the option of the holder in the following circumstances:

•	during any calendar quarter commencing after March 31, 2004, if the closing sale price of the common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price in effect on such last trading day;

•	if the convertible notes are called for redemption;

•	if the Company makes specified distributions on its common stock or engages in specified transactions; and

•	during the five trading day period immediately following any ten consecutive trading day period in which the trading price per $1,000 principal amount of the convertible notes for each day of such ten day period is less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of its common stock issuable upon conversion of $1,000 principal amount of the convertible notes.

      The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2004. Interest of $1.0 million was paid to the holders of the 1% convertible senior notes in June 2004. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness, including its 5 1/2% convertible subordinated notes due 2007. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of the deferred financing costs of the 1% convertible senior notes was approximately $210,000 and $628,000 for the three and nine-months ended September 30, 2004, respectively. The Company records the amortization of deferred financing costs using the interest method as interest expense in the condensed consolidated statement of operations.

      As of September 30, 2004, the Company had $81.5 million in aggregate principal amount of its 5 1/2% convertible subordinated notes outstanding. The 5 1/2% convertible subordinated notes are convertible at any time into the Company’s common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of 5 1/2% convertible subordinated notes), subject to adjustment in certain events. In the event of a change of control, Akamai may be required to repurchase the 5 1/2% convertible subordinated notes at a repurchase price of 100% of the principal amount plus accrued interest. The 5 1/2% convertible subordinated notes are unsecured obligations and are subordinated to all existing and future senior indebtedness of Akamai.

      In July 2004, the Company repurchased an aggregate of $13.1 million in principal amount of its outstanding 5 1/2% convertible subordinated notes for a total cash payment of $13.5 million. The purchase price was $1,022.50 for each $1,000 in principal amount repurchased. The Company amortized the outstanding deferred financing costs relating to these repurchased notes and the premium paid of $178,000 and $295,000, respectively, for the three months ended September 30, 2004, to loss on early extinguishment of debt. Additionally, the Company incurred $161,000 of advisory services and offering expenses in connection with the repurchases, which is included in loss on early extinguishment of debt.

      During the nine months ended September 30, 2004, in individually negotiated transactions, the Company repurchased an aggregate of $106.6 million in principal amount of its outstanding 5 1/2% convertible subordinated notes for total cash payments of $109.7 million. The purchase prices ranged between $1,018.00 and $1,023.57 for each $1,000 in principal amount repurchased. Additionally, in February 2004, the Company commenced a tender offer to repurchase up to $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 of principal amount tendered. In March 2004, the Company amended the tender offer to increase the maximum price at which it was willing to repurchase the 5 1/2% convertible subordinated notes to $1,012.50 per $1,000 principal amount of the notes. Pursuant to the tender offer, in March 2004, the Company repurchased $37.9 million in aggregate principal amount of the 5 1/2% convertible subordinated notes at a purchase price of $1,012.50 for each $1,000 of principal amount tendered.

      For the nine months ended September 30, 2004, the Company amortized the outstanding deferred financing costs relating the repurchased notes and the premium paid of $2.1 million and $2.3 million, respectively, to loss on early extinguishment of debt. Additionally, the Company incurred $1.5 million of advisory services and offering expenses in connection with the tender offer and repurchases, which is included in loss on early extinguishment of debt.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

11.	Equity Transactions

      In June 2004, the Company granted 39,062 deferred stock units (“DSUs”) under the Company’s 1998 Stock Incentive Plan, as amended, to members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs vest 50% on May 25, 2005 with the remaining 50% vesting in equal installments of 12.50% each quarter thereafter. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period of at least one year, but not more than ten years from the grant date. During the quarter ended June 30, 2004, the Company recorded deferred compensation of $601,000 for the intrinsic value of the DSUs. The deferred compensation is recognized as compensation expense over the expected two-year vesting period. As of September 30, 2004, the Company had amortized $79,000 to equity-related compensation for these awards.

      In August 2003, the Company granted 30,000 DSUs under the Company’s 1998 Stock Incentive Plan, as amended, to members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. These DSUs vest in three equal installments over the three-year period following the grant date, as long as the holder continues to provide service as a director of the Company. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period of at least one year, but not more than ten years from the grant date. During the quarter ended September 30, 2003, the Company recorded deferred compensation of $615,000 for the intrinsic value of the DSUs. As of September 30, 2004, the Company had amortized $222,000 to equity-related compensation for these awards.

12.	Transactions with Related Parties

      The Company did not have any related party transactions during the three and nine-month periods ended September 30, 2004.

      During the nine-month period ended September 30, 2003, the Company recognized revenue of approximately $137,000, from Akamai Australia. The Company formed Akamai Australia in August 2002 as a joint venture with ES Group Ventures Pty Ltd (“ES Ventures”). The Company owned 40% of Akamai Australia and accounted for its investment under the equity method. No losses of the joint venture were recognized because Akamai’s basis in its investment in Akamai Australia was zero. Upon inception of the joint venture, the Company entered into a five-year distribution agreement with Akamai Australia under which Akamai Australia was required to make quarterly payments to the Company in accordance with minimum resale commitments. In June 2003, Akamai and ES Ventures terminated the joint venture. In accordance with the termination agreement, Akamai removed its representatives from the joint venture’s board of directors and surrendered its 40% interest in the entity. ES Ventures agreed to wind down the affairs of the joint venture and was responsible for settling all of the joint venture’s obligations. The distribution agreement was terminated, and Akamai forgave all amounts due under the agreement. The Company purchased all customer contracts from the former joint venture for a fee of $472,000 and agreed to continue to service these customers. The fee has been recorded as an asset and was fully amortized as a reduction to future revenues of these customers during fiscal year 2003.

13.	Segment and Enterprise-Wide Disclosure

      Akamai“s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of September 30, 2004, Akamai operated in one business segment: providing Internet-related infrastructure services and software.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The Company deploys its servers into networks worldwide. As of September 30, 2004, the Company had approximately $19.8 million and $2.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2003, the Company had approximately $21.3 million and $2.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For the each of the three and nine-month periods ended September 30, 2004, approximately 18% of revenues was derived from the Company’s operations outside the United States, including 14% of revenues derived from Europe. For each of the three and nine-month periods ended September 30, 2003, approximately 15% of revenues was derived from the Company’s operations outside the United States, including 12% and 13%, respectively, derived from Europe. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For the three and nine-month periods ended September 30, 2004, one customer accounted for 10% and 11%, respectively, of total revenues. For each of the three and nine-month periods ended September 30, 2003, one customer accounted for 20% and 14%, respectively, of total revenues. No other customers accounted for more than 10% of revenues for any other period reported in these condensed consolidated financial statements.

14.	Income Taxes

      SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company is required to consider all available positive and negative evidence in making this determination. Due to existing negative evidence resulting from cumulative losses in prior years, the Company continues to maintain a full valuation allowance against its deferred tax assets. When it reaches a level of sustained profitability, and the positive evidence is deemed to outweigh this negative evidence, the Company expects to reduce the valuation allowance and either recognize income tax benefit or increase additional paid-in capital in accordance with SFAS 109.

15.	Commitments, Contingencies and Guarantees

Operating and Capital Leases

      The Company leases its facilities and certain equipment under non-cancelable operating leases. These operating leases expire at various dates through April 2010 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company also leases certain equipment under capital

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

leases, which expire at various dates through September 2005. The minimum aggregate future obligations under non-cancelable leases as of September 30, 2004 are as follows (in thousands):

		Capital Leases
	Operating	(Including Vendor
	Leases	Financing)

Remaining 2004	$1,623	$100
2005	6,102	292
2006	5,706	—
2007	5,019	—
2008	3,427	—
Thereafter	1,367	—

Total	$23,244	392

Less: interest		$20

Total principal obligations		$372

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      In September 2002, Teknowledge Corporation, or Teknowledge, filed suit in the United States District Court for the District of Delaware against Akamai, Cable & Wireless Internet Services and Inktomi Corporation alleging that certain services offered by each company infringe a Teknowledge patent relating to automatic retrieval of changed files by a network software agent. On September 30, 2004, the Company entered into an agreement with Teknowledge pursuant to which the Company made a cash payment in return for a grant by Teknowledge to the Company and its resellers, customers and end users of a non-exclusive, worldwide, irrevocable and fully paid-up license to certain Teknowledge intellectual property. In addition, Teknowledge agreed not to sue or threaten to sue the Company or its resellers, customers, or end users, for past, present and/or future infringement under such intellectual property. Under the terms of the settlement agreement, Akamai did not admit liability or fault with respect to the outstanding claims.

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

Guarantees

      In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions of FIN 45 were effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of the Company’s guarantees issued or modified during the three months ended September 30, 2004 was determined to be immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We believe that this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to them. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this quarterly report on Form 10-Q consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Factors Affecting Future Operating Results.” We assume no obligation to update any such forward-looking statements.

Overview

      The following sets forth, as a percentage of revenues, consolidated statements of operations data for the periods indicated:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Costs of revenues	22.0	34.0	22.9	41.2
Research and development	6.1	8.6	5.8	8.7
Sales and marketing	24.3	28.2	26.7	30.0
General and administrative	22.3	31.9	22.0	38.9
Amortization of other intangible assets	—	—	—	1.9
Restructuring benefits, net	—	—	—	(7.3)

Total costs and operating expenses	74.7	102.7	77.4	113.4

Income (loss) from operations	25.3	(2.7)	22.6	(13.4)
Interest income	0.9	0.5	1.0	0.8
Interest expense	(3.8)	(10.9)	(5.4)	(11.8)
Other income (expense), net	0.1	0.1	(0.1)	(0.2)
Loss on early extinguishment of debt	(1.2)	—	(3.9)	—
(Loss) gain on investments, net	(0.1)	3.9	—	1.4

Income (loss) before provision for income taxes	21.2	(9.1)	14.2	(23.2)
Provision for income taxes	0.1	0.2	0.4	0.2

Net income (loss)	21.1%	(9.3)%	13.8%	(23.4)%

      We were profitable during the three and nine-month periods ended September 30, 2004, but we have not yet achieved profitability on an annual basis and cannot guarantee continued profitability for any period in the future. We have, however, observed the following known trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•	During 2003 and for the first three quarters of 2004, the dollar volume of the recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment quarter-over-quarter. A continuation of this trend would lead to increased revenues; however, we cannot guarantee that the trend will continue.

•	During recent quarters, we have reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions in the market. These per unit price reductions contributed to keeping our bandwidth costs relatively constant during the current quarter, even though we experienced increased traffic delivered on our network. We expect bandwidth costs per unit to be relatively constant during the remainder of 2004.

•	During the third quarter of 2004, one customer, Microsoft Corporation, accounted for greater than 10% of our total revenues. We expect to continue to do business with Microsoft and that revenue from Microsoft will be greater than 10% of our total revenues in 2004. There can be no guarantee, however, that Microsoft will continue to generate such level of revenues.

•	During the quarter ended September 30, 2004, revenues derived from customers outside the United States was 18% of our total revenues. We expect revenues derived from customers outside the United States will be between 15% and 20% of our total revenues in 2004.

•	Depreciation of our network equipment has continued to decrease quarter-over-quarter due to assets becoming fully depreciated. We believe, however, that depreciation in the fourth quarter of 2004 will remain relatively consistent with that in the third quarter of 2004 due to depreciation of recently-purchased network infrastructure equipment. We expect that the amortization of internal-use software development costs, which we include in depreciation expense, will also remain relatively consistent for the remainder of 2004.

•	We expect a net decline in equity compensation costs for the fourth quarter of 2004, compared to the same period in 2003, as equity awards issued in previous years become fully vested. This reduction is primarily due to the full vesting on May 5, 2004 of restricted common stock issued as part of our 2001 stock option exchange offer. Any change in the accounting rules related to employee stock awards requiring that we record expense for employee stock awards at fair value would increase our equity-based compensation expense in the future because we have a significant number of employee options outstanding and expect to continue to grant new options in the future. The amount of any increase resulting from the change in the method of accounting for employee stock options is not determinable at this time due to the number of variables that are considered when determining the fair value of stock awards.

•	Although operating expenses decreased during the third quarter of 2004, compared to the same period in 2003, we do not expect such significant decreases to continue during the fourth quarter of 2004. We expect an increase in operating costs in the fourth quarter of 2004 as compared to the third quarter of 2004 as a result of an increase in costs related to sales commissions and marketing expenses due to expected increase in revenues, an expected increase in headcount and an increase in advisory and consulting services in connection with the evaluation of our internal controls in order to allow management to report on, and our independent accountants to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

•	In December 2003 and during the nine months ended September 30, 2004, we repurchased a total of $218.5 million in aggregate principal amount of our outstanding 5 1/2% convertible subordinated notes due 2007. In December 2003 and January 2004, we issued a total of $200.0 million in principal amount of our 1% convertible senior notes. By lowering our effective interest rate on outstanding debt, we believe that interest expense on our debt obligations will not exceed $9.0 million in 2004.

      Based on our analysis of the aforementioned known trends and events, we expect to generate net income during the fourth quarter of 2004; however, our future results will be affected by many factors identified below in “Factors Affecting Future Operating Results,” including our ability to:

•	increase our revenues by adding to our recurring customer base and limiting customer cancellations and terminations;

•	prevent disruptions to our services and network due to accidents or intentional attacks;

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues; and

•	maintain or increase the prices we charge for our services.

      As a result, there is no assurance that the aforementioned trends will continue in the future or that we will achieve our expected financial objectives.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. Estimates reflected in our condensed consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, investments, intangible assets, income and other taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of these critical accounting policies and estimates.

Results of Operations

      Revenues. Total revenues increased 28%, or $11.5 million, to $53.3 million for the three months ended September 30, 2004 as compared to $41.8 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, total revenues increased 31%, or $36.3 million, to $152.4 million as compared to $116.1 million for the nine months ended September 30, 2003. The increase in total revenues for the three and nine months ended September 30, 2004 as compared to the same periods in the prior year was attributable to an increase in service revenue of $10.7 million and $35.6 million, respectively, and an increase in software and software-related revenue of $849,000 and $882,000, respectively. The increases in service revenue during these periods were primarily attributable to increases in the number of customers under recurring revenue contracts, in customer traffic and in monthly committed customer revenue. The increase in software and software-related revenues during these periods reflects an increase in the number of licenses and customized technology delivered. As of September 30, 2004, we had 1,258 customers under recurring revenue contracts as compared to 1,056 as of September 30, 2003.

      For the three months ended September 30, 2004 and 2003, 18% and 15%, respectively, of our total revenues was derived from our operations located outside of the United States, including 14% and 12%, respectively, derived from Europe. For the nine months ended September 30, 2004 and 2003, 18% and 15%, respectively, of our total revenues was derived from our operations located outside of the United States, including 14% and 13%, respectively, derived from Europe. No single country accounted for 10% or more of revenues derived outside of the United States during these periods. Resellers accounted for 26% of revenues for each of the three- and nine-month periods ended September 30, 2004 as compared to 22% and 24% of revenues for the three- and nine-month periods ended September 30, 2003, respectively. For the three- and nine-month periods ended September 30, 2004, Microsoft Corporation accounted for 10% and 11%, respectively, of total revenues as compared to 20% and 14% of total revenues for the three- and nine-month periods ended September 30, 2003, respectively. No other customer accounted for 10% or more of revenues during these periods.

      In September 2004, we entered into an amendment to our agreement with Microsoft Corporation to adjust that customer’s pricing and commitment levels. In addition, we also amended the service level guarantees applicable to the various services purchased by Microsoft. The term of the agreement runs until September 2005 but may be renewed. Microsoft will have the right to reduce its commitment levels by 50% for extensions of the term of the agreement and convert the contract to a month-to-month term after September 2005 if the parties fail to reach agreement as to appropriate price and service level changes at such time.

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

      Costs of revenues decreased 17%, or $2.5 million, to $11.7 million for the three months ended September 30, 2004 as compared to $14.2 million for the three months ended September 30, 2003. Costs of revenues decreased 27%, or $12.8 million, to $35.0 million for the nine months ended September 30, 2004 as compared to $47.8 million for the nine months ended September 30, 2003. The decreases for both the three- and nine-month periods were primarily due to a reduction in depreciation expense of network equipment as our network assets become fully depreciated, offset by an increase in bandwidth costs. Traffic delivered over our network increased significantly in the three months ended September 30, 2004 as compared to the same period in the prior year. Despite this increase in traffic, bandwidth costs have continued to increase at a lower rate because we have reduced our network bandwidth costs per unit by entering into new, competitively priced network contracts, renegotiating existing network contracts to achieve more favorable pricing and by continuing to improve management of our network traffic.

      Costs of revenues during the three- and nine-month periods ended September 30, 2004 also included credits of approximately $99,000 and $852,000, respectively, as a result of network contract settlements and renegotiations. During the three and nine months ended September 30, 2003, costs of revenues included credits of $650,000 and $2.5 million, respectively. We expect that credits of this nature may occur in the future as a result of our efforts to monitor and reduce our network costs; however, the timing and amount of these credits, if any, will vary.

      Costs of revenues was comprised of the following (in millions):

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Bandwidth, co-location and storage	$6.7	$5.9	$19.7	$17.6
Payroll and related costs of network operations personnel, including equity compensation	0.9	0.7	2.5	2.3
Cost of software licenses	1.0	0.2	1.5	0.6
Depreciation and impairment of network equipment and amortization of internal-use software	3.1	7.4	11.3	27.3

Total costs of revenues	$11.7	$14.2	$35.0	$47.8

      We believe costs of revenues will slightly increase during the fourth quarter of 2004 as we expect to deliver more traffic on our network. Higher expenses associated with increased traffic on our network could be mitigated by lower bandwidth costs per unit, if we are successful at continuing to improve our management of our network.

      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three- and nine-month periods ended September 30, 2004, we capitalized software development costs of $1.9 million and $5.4 million, respectively, consisting of external consulting costs and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network, net of impairments, as compared to $1.9 million and $5.4 million for the same periods in the prior year. These capitalized internal-use software costs are amortized to costs of revenues over their estimated useful lives of two years.

      Research and development expenses decreased 10%, or $373,000, to $3.2 million for the three months ended September 30, 2004 as compared to $3.6 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, research and development expenses decreased 13%, or $1.3 million, to $8.8 million as compared to $10.1 million for the nine months ended September 30, 2003. The decrease in research and development expenses for both the three- and nine-month periods was primarily due to a decrease in equity compensation, a component of payroll and payroll-related costs, as a result of the full vesting of equity awards previously issued to employees, as well as a slight increase in capitalization of internal-use software development costs. The following table quantifies the net reduction in research and development expenses for the periods presented (in millions):

	For the Three Months	For the Nine Months
	Ended September 30, 2004	Ended September 30, 2004
	as Compared to 2003	as Compared to 2003

Payroll and related costs, including equity compensation	$(0.4)	$(1.5)
Capitalization of internal-use software development costs and other	—	0.2

Total net decrease	$(0.4)	$(1.3)

      We believe that research and development expenses will increase slightly during the fourth quarter of 2004 as compared to the decreases in the periods presented above, as we continue to make development investments in our core technology service and refinements to our other service offerings.

      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.

      Sales and marketing expenses increased 10%, or $1.2 million, to $13.0 million for the three months ended September 30, 2004 as compared to $11.8 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, sales and marketing expenses increased 16%, or $5.7 million, to $40.6 million as compared to $34.9 million for the nine months ended September 30, 2003. The increase in sales and marketing expenses for both the three- and nine-month periods was primarily due to an increase in commissions, a component of payroll and payroll-related costs, due to higher sales quarter over quarter and an increase in marketing spending during the third quarter of 2004. The following table quantifies the net increase in sales and marketing expenses for the periods presented (in millions):

	For the Three Months	For the Nine Months
	Ended September 30, 2004	Ended September 30, 2004
	as Compared to 2003	as Compared to 2003

Payroll and related costs, including equity compensation	$1.0	$4.1
Advertising and related costs	0.1	0.5
Other expenses	0.1	1.1

Total increase	$1.2	$5.7

      We believe that sales and marketing expenses will increase during the fourth quarter of 2004 due to an expected increase in commissions as a result of higher forecasted sales.

      General and Administrative. General and administrative expenses consist primarily of depreciation of property and equipment used by Akamai internally, payroll and related costs, including equity-related compensation and related expenses for executive, finance, business applications, network management, human resources and other administrative personnel, fees for professional services, non-income related taxes, the provision for doubtful accounts and rent and other facility-related expenditures for leased properties. During the nine months ended September 30, 2004, we capitalized software development costs of approximately

$200,000, consisting of external consulting costs and payroll and payroll-related costs related to the development of internally-used software applications.

      General and administrative expenses decreased 11%, or $1.4 million, to $11.9 million for the three months ended September 30, 2004 as compared to $13.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, general and administrative expenses decreased 26%, or $11.5 million, to $33.6 million as compared to $45.1 million for the nine months ended September 30, 2003. The decrease in general and administrative expenses for both periods was primarily due to a reduction in depreciation expense as a result of assets becoming fully depreciated and reduced rent expense as a result of the impact of restructurings which occurred in previous years. During both the three- and nine-month periods ended September 30, 2004, however, consulting and advisory services increased significantly compared to the same periods in 2003 as a result of the costs associated with the evaluation of our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

      For the three months ended September 30, 2004 as compared to the same period in 2003, payroll and payroll-related costs, including equity compensation, increased as a result of headcount growth, offset by a decline in equity compensation during the third quarter of 2004 as stock awards became fully vested earlier in 2004. The decrease in payroll and related costs, including equity compensation, for the nine-month period ended September 30, 2004 as compared to the same period in 2003 was primarily a result of the vesting in May 2004 of shares of restricted stock held by a substantial number of employees. The following table quantifies the net reduction in general and administrative expenses for the periods presented (in millions):

	For the Three Months	For the Nine Months
	Ended September 30, 2004	Ended September 30, 2004
	as Compared to 2003	as Compared to 2003

Depreciation	$(2.3)	$(8.5)
Payroll and related costs, including equity compensation	0.1	(3.3)
Rent and facilities	(0.2)	(1.0)
Consulting and advisory services	1.0	2.3
Other expenses	—	(1.0)

Total net decrease	$(1.4)	$(11.5)

      We do not expect significant further decreases in general and administrative expenses in the fourth quarter of 2004; rather, we believe that these expenses will remain consistent with our third quarter expenses as we continue to maintain our cost structure.

      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets remained constant at $12,000 for the each of the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004, amortization of other intangible assets decreased 98%, or $2.2 million, to $36,000 as compared to $2.2 million for the nine months ended September 30, 2003. Intangible assets acquired in business combinations were fully amortized as of the end of the first quarter of 2003; therefore, there was no corresponding amortization of such intangible assets in 2004. We expect to amortize approximately $12,000 of other intangible assets for the fourth quarter of 2004 and $48,000 in each year thereafter through 2008, at which time such assets will have been fully amortized.

      Restructuring Charges (Benefits). During the nine months ended September 30, 2003, we recorded net restructuring benefits of $8.5 million as a result of amendments to certain lease agreements. As a result of amendments to, or terminations of, long-term leases, we reversed $9.6 million of previously recorded restructuring liabilities, offset by a restructuring charge of $1.1 million for costs relating to the restructuring of a facility located in Europe. The reversals represent the difference between the previously estimated restructuring liabilities and the amounts payable under negotiated agreements for certain leased properties with these properties’ landlords. Beginning in 2004, our monthly rental payments have been reduced to a lower amount more aligned with current market rates.

      The following table summarizes the restructuring activity related to real estate leases for the nine months ended September 30, 2004 (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2003	$5.2
Cash payments	(1.2)

Ending balance, September 30, 2004	$4.0

Current portion of accrued restructuring liabilities	$1.4

Long-term portion of accrued restructuring liabilities	$2.6

      The restructuring liabilities will be fully recognized through August 2007. We do not anticipate significant restructuring charges in the future; however, we will continue to pursue modifications or settlements on our long-term leases if we believe it is in the best interests of Akamai and our stockholders. We have estimated the amount of restructuring liabilities associated with real estate leases based on the most recently available market data and discussions with our lessors and real estate advisors.

      Interest Income. Interest income includes interest earned on invested cash balances and interest earned on notes receivable for stock. Interest income increased 138%, or $294,000, to $507,000 for the three months ended September 30, 2004 as compared to $213,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest income increased 72%, or $651,000, to $1.6 million as compared to $904,000 for the nine months ended September 30, 2003. The increases during each of these periods was a result of an increase in our invested cash and marketable securities balance from $99.0 million as of September 30, 2003 to $119.8 million as of September 30, 2004.

      Interest Expense. Interest expense includes interest accrued on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 55%, or $2.5 million, to $2.0 million for the three months ended September 30, 2004 as compared to $4.6 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest expense decreased 40%, or $5.4 million, to $8.3 million as compared to $13.7 million for the nine months ended September 30, 2003. The decrease was due to lower interest expense as a result of our repurchases of a substantial portion of our outstanding 5 1/2% convertible subordinated notes in December 2003 and in the first nine months of 2004, offset by interest payable on our 1% convertible senior notes issued in December 2003 and January 2004. During the nine months ended September 30, 2004, we repurchased $144.5 million in aggregate principal amount of our 5 1/2% convertible subordinated notes. As a result of these transactions, we believe that interest expense on our debt obligations, including deferred financing amortization and capital lease interest expense, will not exceed $10.3 million in 2004.

      Other Income (Expense), net. Net other income (expense) represents foreign exchange gains and losses incurred during the periods presented. Other net income increased 226%, or $70,000, to $101,000 for the three months ended September 30, 2004 as compared to $31,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, other net expense decreased 29%, or $50,000, to $122,000 as compared to $172,000 for the nine months ended September 30, 2003. These changes during the periods are due to exchange rate fluctuations. Net other income (expense) may fluctuate in the future based upon the movement in foreign exchange rates.

      Loss on Early Extinguishment of Debt. During the three and nine months ended September 30, 2004, we recorded a loss on early extinguishment of debt of $634,000 and $5.9 million, respectively, as a result of costs incurred in connection with our repurchase of a portion of our 5 1/2% convertible subordinated notes during these periods. This loss of $5.9 million consists of the reduction of $2.1 million of deferred financing costs associated with repurchases of notes prior to their maturity; $2.3 million in premiums above par value paid to repurchase such notes; and $1.5 million in advisory services and offering costs incurred related to the repurchases.

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

      As of September 30, 2004, cash, cash equivalents and marketable securities totaled $119.8 million, of which $4.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.

      Cash provided by operating activities was $35.7 million for the nine months ended September 30, 2004 compared to cash used in operating activities of $25.7 million for the nine months ended September 30, 2003. The increase in cash provided by operating activities for the nine months ended September 30, 2004 compared to the cash used in operating activities for the same period in 2003 was primarily due to increased service revenue during the first three quarters of 2004, as well as a decrease in accrued restructuring liabilities of $20.0 million and by a decrease of net cash used in other noncurrent assets and liabilities of $24.9 million. We expect that cash provided by operating activities will continue to remain positive as a result of an upward trend in cash collections related to an increase in recurring revenue contract bookings and a reduction in payments toward our real estate restructuring liabilities, partially offset by an expected increase in operating expenses that require cash outlays due to expected increases in headcount. However, the timing and amount of future working capital changes and our ability to manage our days sales outstanding will affect the future amount of cash used in or provided by operating activities.

      Cash used in investing activities was $38.7 million for the nine months ended September 30, 2004 compared to cash used in investing activities of $5.5 million for the nine months ended September 30, 2003. The cash used in investing activities for the nine months ended September 30, 2004, was primarily due to an increase in purchases of investments as a result of an increase in our marketable securities portfolio year over year. Cash used in investing activities for the nine months ended September 30, 2004 reflects net purchases, sales and maturities of investments of $30.8 million and capital expenditures of $13.0 million, consisting of the capitalization of internal-use software development costs related to our current and future service offerings and purchase of network infrastructure equipment. During the nine months ended September 30, 2004, cash used in investing activities was offset by a decrease of $5.0 million in restricted cash to reflect our repurchase of $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004 and by a decrease of $96,000 in restricted cash previously held for security deposits. Cash provided by investing activities in the nine months ended September 30, 2003 was primarily from the net sale and maturity of marketable securities of $568,000, offset by capital expenditures of $6.2 million. We continue to expect that total capital expenditures, a component of cash used in investing activities, will not exceed 10% of revenues in 2004.

      Cash used in financing activities was $110.7 million for the nine months ended September 30, 2004, as compared to cash provided by financing activities of $2.4 for the nine months ended September 30, 2003. Cash used in financing activities during the nine months ended September 30, 2004 reflects proceeds received from the issuance of our 1% convertible senior notes, net of financings costs, of $24.3 million and issuances of common stock under our stock plans of $9.9 million. Proceeds from our issuances of securities and issuances of common stock under our stock plans were offset by payments for the repurchase of $144.5 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital lease obligations of $402,000. Cash provided by financing activities in the nine months ended September 30, 2003 reflects $1.9 million in proceeds from the issuance of common stock to employees and $1.8 million in proceeds from repayment of a note receivable, offset by payments on capital lease obligations of $1.3 million.

      Changes in cash, cash equivalents and marketable securities are dependent upon changes in working capital items such as deferred revenues, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure, including debt repurchases and issuances, stock option exercises, sale of equity investments and settlements of notes receivable for stock.

      The following table represents the net outflow of cash, cash equivalents and marketable securities under the direct cash flow method for the periods presented (in millions):

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2003

Cash, cash equivalents and marketable securities balance as of December 31, 2003 and 2002, respectively	$208.4	$125.2
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	147.7	111.9
Payments to vendors	(62.8)	(84.8)
Payments for employee payroll	(50.1)	(46.9)
Debt repurchases	(144.5)	—
Debt proceeds	24.3	—
Debt interest and premium payments	(16.0)	(16.5)
Stock option exercises and employee stock purchase plan issuances	9.9	1.9
Sale of equity investments and repayment of note receivable for stock	—	2.9
Other	2.9	5.3

Net decrease	(88.6)	(26.2)
Cash, cash equivalents and marketable securities balance as of September 30, 2004 and 2003, respectively	$119.8	$99.0

      We believe that our current cash, cash equivalents and marketable securities of $119.8 million and projected cash generated from future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenues and expenditures change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may seek to retire or refinance our long-term debt with cash, equity or a combination thereof. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments

      The following table presents our contractual obligations and commercial commitments as of September 30, 2004 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual Obligations		Less than	12-36	36-60	More than
as of September 30, 2004	Total	12 Months	Months	Months	60 Months

5 1/2% convertible subordinated notes	$81.5	$—	$81.5	$—	$—
1% convertible senior notes	200.0	—	—	—	200.0
Interest on convertible notes outstanding	72.4	6.4	13.0	4.0	49.0
Bandwidth and co-location agreements	10.4	9.2	1.2	—	—
Real estate operating leases	23.2	6.2	11.3	5.7	—
Capital leases and vendor financing	0.4	0.4	—	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	3.4	3.4	—	—	—

Total	$391.8	$26.1	$107.0	$9.7	$249.0

Letters of Credit

      As of September 30, 2004, we had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term marketable securities and $932,000 are classified as short-term marketable securities on the consolidated balance sheet dated as of September 30, 2004. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2009.

Off-Balance Sheet Arrangements

      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Obligations under Guarantees” in the footnotes to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of these indemnification agreements. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2003. The fair value of guarantees issued or modified during the three months ended September 30, 2004 was determined to be immaterial. As of September 30, 2004, Akamai does not have any additional off-balance sheet arrangements, except for operating leases, and has not entered into transactions with special purpose entities.

Recent Accounting Pronouncement

      In September 2004, the Emerging Issues Task Force (the “EITF”) reached consensus on Issue 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 provides guidance on when the dilutive effect of contingently convertible debt securities with a market trigger should be included in diluted earnings per share, or EPS. The guidance states that these securities should be treated the same as other convertible securities and included in diluted EPS computation, regardless of whether the market price trigger has been met. If EITF 04-8 becomes finalized, it will be effective for all periods ending after December 15, 2004 and would be applied by retrospectively, restating previously reported EPS.

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

      Prices we have been charging for some of our services have declined in recent years. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we address. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of “upselling” our higher-priced services to our customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability.

      The quarter ended March 31, 2004 was the first quarter in our corporate history during which we achieved profitability as measured in accordance with generally accepted accounting principles. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative, interest and other expenses. Therefore, we will need to generate higher revenues to maintain profitability. There are numerous factors that could, standing alone or combined with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	failure to increase sales of our services;

•	significant increases in bandwidth costs or other operating expenses;

•	inability to maintain or increase our prices;

•	any lack of market acceptance of our services due to continuing concerns about commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service and regulatory initiatives;

•	any failure of our current and planned services and software to operate as expected;

•	a failure by us to respond rapidly to technological changes in our industry that could cause our services to become obsolete;

•	unauthorized use or access to content delivered over our network;

•	a continuation of adverse economic conditions worldwide that have contributed to slowdowns in capital expenditures by businesses, particularly capital spending in the information technology market;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services and software.

If we are unable to develop new services and enhancements to existing services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.

      The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new services into existing and emerging markets. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do and loss of market share, revenues, and earnings.

Reduction of revenue from Microsoft would cause our business and financial results to suffer.

      For the three- and nine-month periods ended September 30, 2004, Microsoft accounted for 10% and 11%, respectively, of our revenues. A significant decline in sales to Microsoft would reduce our revenues and cause our business and financial results to suffer.

Our substantial leverage may harm our financial condition and results of operations, and our failure to significantly increase our revenues could cause us to fail to make interest or principal payments or repay our outstanding indebtedness, which would seriously harm our business.

      We have significant long-term debt, and we may not be able to make interest or principal payments when due. As of September 30, 2004, our total long-term debt was approximately $281.5 million and our stockholders’ deficit was approximately $143.6 million. Our level of indebtedness could adversely affect our future operations, by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for capital expenditures, acquisitions, and general corporate and other purposes.

      Prior to 2004, we have had negative cash flow from operations. For the year ended December 31, 2003, net cash used in operating activities was approximately $18.0 million. As of September 30 2004, we had $81.5 million in aggregate principal amount of our 5 1/2% convertible subordinated notes outstanding. Assuming no additional 5 1/2% convertible subordinated notes are converted or redeemed, our annual interest payments on our 5 1/2% convertible subordinated notes will be approximately $4.5 million and annual interest payment on our 1% convertible senior notes, will be approximately $2.0 million. In addition, if our 5 1/2% convertible subordinated notes are converted or if we do not repurchase, redeem, exchange or otherwise repay our outstanding 5 1/2% notes prior to 2007, they will become due at such time.

Any unplanned interruption in our network or services could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.

      Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, power losses, and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. For example, approximately four percent of our customers experienced a brief delay in delivery of services on June 15, 2004 as a result of a denial of service resulting from an attack by hackers on our network. We believe this attack targeted several well-known Web sites that are customers of Akamai. Although we have taken steps to enhance our ability to prevent the recurrence of such an incident, there can be no assurance that similar attacks will not be attempted in the future or that a successful attack would not be more damaging. Any widespread loss or interruption of our network or services would reduce our revenues and could harm our business, financial results and reputation.

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

      Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

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

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

      Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting in order to allow management to report on, and our independent auditors to attest to, such effectiveness. We may encounter unexpected delays in implementing the requirements relating to internal controls; therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We have dedicated a significant amount of time and resources to ensuring compliance and also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation in order to comply with the management certification and auditor attestation requirements. We cannot provide any assurance that we will be able to complete our evaluation of our internal controls in time for us to successfully remediate any internal control deficiencies or that our independent registered public accounting firm will be able to complete its assessment of our internal controls in a timely manner. If we identify significant deficiencies and material weaknesses that lead us or our independent registered public accounting firm to conclude that our internal controls over financial reporting were not effective as of December 31, 2004, or if we or our independent registered public accounting firm are unable to reach a determination about the effectiveness of our internal controls which could cause us to fail to meet our reporting obligations, there could be an adverse affect on our business and financial results.

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

We have incurred and could continue to incur substantial costs defending our intellectual property from infringement or claims of infringement.

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

      We have operations in several foreign countries and may continue to expand our sales and support organizations internationally. Such expansion could require us to make significant expenditures. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	lack of market acceptance of our software and services abroad;

•	increased expenses associated with marketing services in foreign countries;

•	general economic conditions in international markets;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	interpretations of laws or regulations that would subject us to regulatory supervision or cause us to incur substantial expenses or, in the alternative, require us to exit a country which could have a negative impact on the quality of our services or our results of operations;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

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

      If our revenues decrease or grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, we may need to obtain funding from outside sources. If we are unable to obtain this funding, our business would be materially and adversely affected. In addition, even if we were to find outside funding sources, we might be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us, if at all.

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

      We may incur realized losses as a result of early redemptions of our debt securities. Our 5 1/2% convertible subordinated notes and 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of September 30, 2004, the carrying amount and fair value of the 5 1/2% convertible subordinated notes were $81.5 million and $82.9 million, respectively. As of September 30, 2004, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $234.8 million, respectively.

      We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 4.	Controls and Procedures

      Akamai’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      In September 2002, Teknowledge Corporation, or Teknowledge, filed suit in the United States District Court for the District of Delaware against Akamai, C&W and Inktomi Corporation alleging that certain services offered by each company infringe a Teknowledge patent relating to automatic retrieval of changed files by a network software agent. On September 30, 2004, Akamai entered into an agreement with Teknowledge pursuant to which we made a cash payment in return for a grant by Teknowledge to us and our resellers, customers and end users of a non-exclusive, worldwide, irrevocable and fully paid-up license to certain Teknowledge intellectual property. In addition, Teknowledge agreed not to sue or threaten to sue us or our resellers, customers, or end users, for past, present and/or future infringement under such intellectual property. Under the terms of the settlement agreement, Akamai did not admit liability or fault with respect to the outstanding claims.

      See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2003 and Item I of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2004 for a discussion of legal proceedings as to which there were no material developments during the three months ended September 30, 2004.

Item 6.	Exhibits

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

Robert Cobuzzi,
Chief Financial Officer

Date: November 9, 2004

EXHIBIT INDEX

Exhibit 10.29	Employment letter agreement dated August 9, 2004 by and between the Registrant and Paul Sagan.
Exhibit 10.30	Employment letter agreement dated June 4, 2004 by and between the Registrant and Lisa Arthur.
Exhibit 10.31†	Addendum dated as of September 1, 2004 by and between the Registrant and Microsoft Corporation.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.