Form 10-K
period 2004-12-31
AKAMAI TECHNOLOGIES INC
filed 2005-03-16
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Securities registered pursuant to Section 12(g) of the Act:     Common Stock, $.01 par value
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,021,134,585 based on the last reported sale price of the common stock on the Nasdaq National Market on June 30, 2004.
      The number of shares outstanding of the registrant’s common stock as of March 11, 2005: 127,225,597 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2005 Annual Meeting of Stockholders to be held on May 24, 2005 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

i

PART I

Item 1.	Business
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
Overview
      Akamai provides services for accelerating and improving the delivery of content and business processes over the Internet. Our solutions are designed to help businesses, government agencies and other enterprises enhance their revenue streams and reduce costs by maximizing the performance of their online businesses. By enhancing the performance and reliability of their websites, our customers can improve visitor experiences and increase the effectiveness of Web-based campaigns and operations. Through the Akamai EdgePlatform, the technological platform of Akamai’s business solutions, our customers are able to rely on Akamai’s infrastructure and reduce expenses associated with internal infrastructure build-ups.
      We began selling our content delivery services in 1999 under the trade name FreeFlow®. Later that year, we added streaming media delivery services to our portfolio and introduced traffic management services that allow customers to monitor traffic patterns on their websites both on a continual basis and for specific events. In 2000, we began offering a software solution that identifies the geographic location and network origin from which end users access our customers’ websites, enabling content providers to customize content without compromising user privacy. In 2001, we commenced commercial sales of our EdgeSuite® offering, a suite of services that allows for high-performance and dynamic delivery of web content. In 2003, we began offering on a commercial basis our EdgeComputing® service, which allows for Web-based delivery of applications, such as store/dealer locators, promotional contests, search functionalities and user registration, over our network. In 2004, we packaged a number of services and specialized features to tailor solutions to the needs of specific vertical market segments such as media and entertainment, software downloads and online commerce.
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
      We make available, free of charge, on or through our Internet website our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Commission. The address of this website is http://www.akamai.com.

Meeting the Challenges of the Internet
      The Internet has matured into a key tool for companies, public sector agencies and other entities to conduct business and reach the public. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s business communication demands. As a result, information is frequently delayed or lost on its way through the Internet due to many challenges, including:

•	bandwidth constraints between an end user and the end user’s network provider, such as an Internet Service Provider, or ISP, cable provider or digital subscriber line provider;

•	Internet traffic exceeding the capacity of routing equipment;

•	inefficient or nonfunctioning peering points, or points of connection, between ISPs; and

•	traffic congestion at data centers.
      In addition to the challenges inherent in the Internet, companies and other entities face internal technology challenges. Driven by competition, globalization and cost-containment strategies, companies need an agile Internet-facing infrastructure that cost-effectively meets real-time strategic and business objectives. As public sector agencies migrate more and more of their processes from in-person, mail, or phone services to Internet-based applications, it has become essential that their websites be more reliable and that they deliver their content and applications more efficiently to their constituents. At the same time, budget limitations may preclude public sector agencies from developing their own infrastructure for Internet-facing applications. Enterprises of all types are confronted with the increasingly widespread use of broadband connectivity leading to more users requesting more different types of rich content. As a result, there is greater stress on centralized infrastructures.
      Akamai meets these challenges in ways that are designed to help companies and government agencies increase revenues and reduce costs by improving the performance, reliability, and security of their internet facing operations.
      Superior Performance. Customers seeking to remain competitive and meet the challenges of globalization look to Akamai’s EdgePlatform to reduce or eliminate downtime and poor performance. Through a combination of people, processes and technology, Akamai offers solutions designed to achieve reliability, stability and predictability without the need for our customers to spend a lot of money to develop their own Internet-related infrastructure. Instead, we have a presence in hundreds of networks around the world so that content can be delivered from Akamai servers located closer to website visitors — from what we call, the edge of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations. At the same time, our customers have access to control features to ensure that the content served to end users is current and is delivered efficiently without the need for end users to traverse the Internet to the origin server.
      Scalability. Many Akamai customers experience seasonal or erratic demand for access to their websites. On a larger scale, almost all websites experience demand peaks at different points during the day. In both instances, it can be difficult and expensive to plan for, and deploy solutions against, such peaks and valleys. The Akamai EdgePlatform has the robustness and flexibility to handle planned and unplanned peaks without additional hardware investment and configuration on the part of our customers. As a result, we are able to provide an on demand solution to address our customers’ capacity needs in the face of unpredictable traffic spikes, which helps them avoid expensive over-investment in a centralized Internet-facing infrastructure.
      Security. Security may be the most significant challenge facing use of the Internet for business and government processes today. That’s because security threats — in the form of attacks, viruses, worms and intrusions — can impact every measure of performance, including speed, reliability, customer confidence and information security. Unlike traditional security strategies that can impact performance negatively, Akamai’s EdgePlatform is designed to allow for proactive monitoring and rapid response to security incidents and anomalies. We rely on both built-in defense mechanisms and the ability to route traffic around potential security issues so performance is not compromised.

The Akamai EdgePlatform
      The EdgePlatform is the foundation of Akamai’s business solutions. We believe Akamai has deployed the world’s largest globally distributed computing platform, with more than 15,000 servers in 69 countries. To make this wide-reaching deployment effective, the EdgePlatform includes specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Through a combination of architecture and services, Akamai’s EdgePlatform helps our customers implement their Web strategy quickly, without adding equipment, cost, or complexity to their existing information technology, or IT, infrastructure.
      The key to the EdgePlatform’s effectiveness is its use of a distributed computing model in which both content and computing applications are delivered across a system of widely distributed networks of servers, and processed at the most efficient places within the network. To implement this model, our servers are deployed in more than 950 networks including large, backbone network providers, medium and small ISPs, cable modem and satellite providers, universities and other networks. We also deploy our servers at smaller and medium-sized domestic and international ISPs through our Akamai Accelerated Network Program. Under this program, we offer use of our servers to ISPs. In exchange, we typically do not pay for rack space to house our servers or bandwidth to deliver content from our servers to Internet users. By hosting our servers, ISPs gain access to popular content from the Internet that is served from our platform. As a result, when this content is requested by a user, the ISP does not need to pay for the bandwidth otherwise necessary to retrieve the content from the originating website. We also have more than 500 peering relationships that provide us with direct paths to end user networks, lowering latency and packet loss, while also giving us more options for delivery during network congestion or failures.
      Our EdgePlatform components for content and application delivery are designed so that sites download and run more quickly, withstand security threats and reliably process applications and deliver content to anywhere in the world. Our intelligent routing software is designed to ensure that website visitors experience fast page loading and content assembly wherever they are on the Internet, regardless of global or local traffic conditions. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as is required, to support widely varying traffic and rapid e-business growth without expensive and complex infrastructure build-out.
Our Solutions
      With the EdgePlatform as our backbone, we offer services and solutions for content and application delivery, application performance services, on demand managed services and business performance management services.
Content and Application Delivery Services
      Akamai’s EdgeSuite service and related content delivery offerings have represented the core of our business since our founding. Leveraging the EdgePlatform, our EdgeSuite service is designed to enable enterprises to improve the end-user experience, boost reliability and scalability and reduce the cost of their Internet-related infrastructure. By providing the benefits of distributed performance to an enterprise’s entire website and all aspects of its applications we are able to provide our customers with a more efficient way to implement and maintain a global Internet presence. While site owners maintain a control copy of their applications and content, EdgeSuite provides global delivery, load balancing and storage of these applications and content, enabling businesses to focus valuable resources on strategic matters, rather than technical infrastructure issues.
      Customers of our EdgeSuite service also have access to advanced service features, such as:

•	Secure Content Distribution — distribution of secure Internet-related content using Secure Sockets Layer transport, a protocol to secure transmittal of content over the Internet, to ensure that content is distributed privately and reliably between two communicating applications.

•	Site Failover — delivery of default content in the event that the primary, or source, version of the website of an enterprise customer becomes unavailable.

•	Site Mirroring — an economical way to mirror a website without the expense of investing in additional data centers to achieve redundancy.

•	Disaster Recovery — a backup web presence if an unforeseen event causes a website to crash.

•	Site Maintenance — fail-over service so that a website remains available to end users during updates and maintenance.

•	Net Storage — an efficient solution for digital storage needs for all content types.

•	Global Traffic Management — a solution that allows enterprises with geographically distributed Internet protocol infrastructures to improve the availability, responsiveness and reliability of a multi-location website.

•	Content Targeting — a feature that enables content providers to deliver localized content, customized store-fronts, targeted advertising and adaptive marketing.

•	Streaming Services — delivery of streaming audio and video content to Internet users.
Application Performance Services
      Application performance services improve the performance of highly dynamic content common on corporate extranets and wide area networks. Traditionally, this market has been addressed primarily by hardware and software products. We believe our approach offers a more cost-effective and comprehensive solution in this area without customers having to make significant infrastructure investments.
      One example of an Akamai application performance service is our Web Application Accelerator service. A customer might use this service to improve the operation of an online reservations application. By tying such an application to the Akamai EdgePlatform, a customer can enjoy high levels of performance through connection and route optimization techniques that dynamically avoid problem spots on the Internet.
      In addition, our FirstPoint solution is designed to provide application performance improvement for companies with mirrored websites that require traffic management for multiple application servers and databases. With the FirstPoint service, enterprises and organizations with a geographically distributed Web infrastructure can take advantage of real-time Internet performance information to distribute incoming requests to an optimal website.
On Demand Managed Services
      Akamai’s on demand managed services, including Akamai EdgeComputing and net storage offerings, enable enterprises to dramatically reduce the need for an internal infrastructure to handle unpredictable levels of Internet traffic. With access to the EdgePlatform, customers are able to rapidly launch and deploy new applications worldwide, with on demand availability and scalability but on a cost-effective basis. For example, Akamai On Demand Events provides an on demand platform for running promotional websites — through Macromedia Flash® promotions, site search, sweepstakes, polls, regional offers or other innovative applications that create a positive brand experience.
      Akamai’s EdgeComputing service enables enterprises to deliver Java (J2EE) Web applications that scale on demand and perform faster and more reliably worldwide than if relying on their internal IT infrastructures. At the same time, this reduces the demands on their own IT infrastructures and simplifies their support requirements. By enabling Internet-based applications that improve promotion and sales, customer service, and vendor and partner management, our customers are better positioned to compete more effectively and reduce business costs.
      Our Akamai EdgeComputing Powered by IBM WebSphere® solution enables enterprises to deploy Java-based software applications over the Akamai network on a “pay-as-you-go” basis. Our customers can extend applications built on IBM’s WebSphere Internet infrastructure software to Akamai’s distributed network of servers to handle everyday Web application traffic and spikes in demand. Through Akamai’s EdgeComputing services, specific application functions, such as creating and viewing a personalized portal that provides access to information for customers or suppliers, can now be securely “pushed” to the edge of our network and executed closer to the user.
Business Performance Management Services
      Akamai’s offerings in this area include our network data feeds and our Web analytics offering, which provide customers with real time data about the performance of their content and applications over the Internet and on the Edge Platform. In addition, our business performance management services let business managers better understand their Web operations through relevant, timely information with tools that measure all aspects of an application’s performance. For example, a customer could use website data feeds from Akamai’s customer portal to assist in managing costs and budget. The core of these offerings lies in our EdgeControlsm tools, which provide comprehensive reporting and management capabilities.
      EdgeControl tools can be integrated with existing enterprise management systems, allowing our customers to manage their distributed content and applications via a common interface. EdgeControl also provides integration with third party network management tools, including those offered by IBM, Hewlett-Packard and BMC Software. Having created one of the industry’s first examples of a commercially proven utility computing platform, Akamai now provides a global network of servers that can be utilized by a customer on demand, allowing our customers to manage usage, troubleshooting, monitoring and reporting, based on their individual business requirements.
Akamai Industry Solutions
      Akamai’s industry solutions leverage capabilities from all of our services offerings, but in a way that is specific to a particular industry:
      Akamai Online Commerce is a secure, on demand business solution that helps retailers more efficiently conduct e-business transactions by meeting peak performance demands, thereby delivering a positive customer experience and facilitating transaction completion while reducing infrastructure build-out costs.
      Akamai Media Delivery is designed to provide a solution to the challenges of media delivery by helping media industry clients to bypass traditional server and bandwidth limitations to better handle peak traffic conditions and large file sizes. This suite of services is particularly attractive for dynamic, scalable delivery of music, movies and games.
      Akamai Electronic Software Delivery is a solution designed to leverage the EdgePlatform to provide capacity for the largest surges in traffic related to new software launches with a goal of improved customer experiences, increased use of electronic delivery and successful product launches, all at lower costs than would be possible through self-provisioning.
Custom Solutions
      In addition to our core commercial services, we are able to leverage the expertise of our technology, networks and support personnel to provide custom solutions to both commercial and government customers. These solutions include replicating our core technologies to facilitate content delivery behind the firewall, combinations of our technology with that of other providers to create unique solutions for specific customers and support for mission critical applications that rely on the Internet and intranets. Additionally, numerous federal government agencies look to Akamai for information about traffic conditions and activity on the Internet and tailored solutions to their content delivery needs.
Business Segments and Geographic Information
      We operate in one business segment: providing services for accelerating delivery of content and business processes over the Internet. For the years ended December 31, 2004 and 2003, approximately 19% and 16%, respectively, of revenue was derived from our operations outside the United States, of which 14% and 13% of overall revenues, respectively, was derived from Europe. For the year ended December 31, 2002, approximately 13% of revenue was derived from our operations outside the United States, of which 10% of overall revenues was derived from Europe. No single country outside of the United States accounted for 10% or more of our revenue. Revenue from services accounted for 98%, 98% and 89% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. For more segment and geographic information, including revenues from customers, see our consolidated financial statements included in this annual report on Form 10-K, including Note 19 thereto.
Customers
      Our customer base is centered on enterprises. As of December 31, 2004, our customers included many of the world’s leading corporations, including Airbus, Apple Computer, Inc., Best Buy.com, Inc. FedEx Corporation, L’Oreal, Microsoft Corporation, MTV Networks, Sony Ericsson Mobile Communications and Victoria’s Secret. We also actively sell to government agencies. As of December 31, 2004, our public sector customers included U.S. Centers for Disease Control and Prevention, the U.S. Department of Defense, U.S. Department of Labor, the U.S. Food and Drug Administration, U.S. Army Recruitment, the U.S. Geological Survey’s Earthquake Hazards Program and the Voice of America. For the years ended December 31, 2004 and 2003, Microsoft Corporation accounted for 10% and 15% of total revenue, respectively. No customer accounted for 10% or more of total revenue for the year ended December 31, 2002.
Sales, Service and Marketing
      Our sales and service professionals are located in nine offices in the United States with additional locations in Europe and Asia. We market and sell our services and solutions domestically and internationally through our direct sales and services organization and through more than 40 active resellers including Electronic Data Systems Corporation, IBM, InterNap Network Services Corporation, MCI and Telefonica Group. In addition to entering into agreements with reseller partners, we have several other types of sales- and marketing-focused alliances, with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we are better able to market our services and encourage increased adoption of our technology throughout the industry.
      Our sales and service organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2004, we had approximately 265 employees in our sales and support organization, including 86 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve significant revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient direct sales, technical and global services personnel, and how well we establish and maintain relationships with our strategic partners. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.
      To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, on-line advertisements, trade shows, strategic partnerships and on-going customer communication programs. As of December 31, 2004, we had 29 employees in our global marketing organization.
Research and Development
      Our research and development organization is continuously enhancing and improving our existing services, strengthening our network and creating new services in response to our customers’ needs and market demand. As of December 31, 2004, we had approximately 164 employees in our research and development organization, many of whom hold advanced degrees in their field. Our research and development expenses were $12.1 million, $13.0 million and $21.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, for each of the years ended December 31, 2004 and 2003, we capitalized $7.5 million, net of impairments, of external consulting and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network. For the year ended December 31, 2002, $6.0 million was capitalized.

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
      We compete primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. Some of these companies resell our services. We also compete with companies that host online conferences using proprietary conferencing applications. Finally, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai.
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
Employees
      As of December 31, 2004, we had a total of 605 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.
Factors Affecting Future Operating Results
      The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources.
      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Other competitors may attract customers by offering services that may be perceived as less sophisticated versions of our services at lower prices than those we charge. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their services with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer or Internet service providers from installing our servers. In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

If the prices we charge for our services decline over time, our business and financial results are likely to suffer.
      Prices we have been charging for some of our services have declined in recent years. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to our existing EdgeSuite delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability.
      The year ended December 31, 2004 was the first fiscal year during which we achieved profitability as measured in accordance with accounting principles generally accepted in the United States of America. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative, interest and other expenses. Therefore, we will need to generate higher revenues to maintain profitability. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	failure to increase sales of our EdgeSuite and EdgeComputing services;

•	significant increases in bandwidth costs or other operating expenses;

•	inability to maintain our prices;

•	failure to expand the market acceptance for our services due to continuing concerns about commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service and regulatory initiatives;

•	any failure of our current and planned services and software to operate as expected;

•	a failure by us to respond rapidly to technological changes in our industry that could cause our services to become obsolete;

•	unauthorized use or access to content delivered over our network or network failures;

•	continued adverse economic conditions worldwide that have contributed to slowdowns in capital expenditures by businesses, particularly capital spending in the information technology market;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services and software.

If we are unable to develop new services and enhancements to existing services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.
      The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new services into existing and emerging markets. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. In addition, in an effort to control expenses, our spending on research and development decreased over the past three years. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do and loss of market share, revenues and earnings.

Our substantial leverage may impair our ability to maintain and grow operations, and any failure to meet our repayment obligations would damage our business.
      We have long-term debt. As of December 31, 2004, our total long-term debt was approximately $256.6 million, of which $56.6 million is due on June 30, 2007, and our stockholders’ deficit was approximately $125.9 million. Our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our loans, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

Any unplanned interruption in our network or services could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.
      Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, power losses, and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. For example, approximately four percent of our customers experienced a brief delay in delivery of services on June 15, 2004 as a result of a denial of service resulting from an attack by hackers on our network. We believe this attack targeted several well-known websites that are customers of Akamai. Although we have taken steps to enhance our ability to prevent the recurrence of such an incident, there can be no assurance that similar attacks will not be attempted in the future, that our enhanced security measures will be effective or that a successful attack would not be more damaging. Any widespread loss or interruption of our network or services would reduce our revenues and could harm our business, financial results and reputation.

We may have insufficient transmission capacity, which could result in interruptions in our services and loss of revenues.
      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. We believe that we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons. For example, a number of these network providers are operating under the protection of the federal bankruptcy laws. As a result, there is uncertainty about whether such providers, or others that enter into bankruptcy, will be able to continue to provide services to us. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us or at all, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

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

Our proposed acquisition of Speedera Networks, Inc. may fail to close or there could be substantial delays before the merger is completed.
      On March 16, 2005, we entered into an agreement and plan of merger providing for our acquisition of Speedera, Networks, Inc., or Speedera, in exchange for the issuance of approximately 12 million shares of our common stock. Closing of the merger is subject to regulatory approval, as well as the approval of Speedera’s stockholders. The process of obtaining such approval could be expensive and time-consuming. If we are unable to obtain, or are significantly delayed in obtaining, such approvals or are otherwise unable to complete the merger, we would have devoted substantial resources and management attention without any accompanying benefit. In such an event, our financial condition and results of operations could be materially adversely affected.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
      We have made acquisitions of other companies in the past and may enter into business combinations and acquisitions in addition to the proposed Speedera acquisition in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. We face all of these risks in connection with the proposed Speedera acquisition. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, with future acquisitions, we could use substantial portions of our available cash or, as in the proposed Speedera merger transaction, make dilutive issuances of securities. Future acquisitions or attempted acquisitions could also have an adverse effect on our ability to remain profitable.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.
      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, capitalization of internal-use software, contingent obligations, doubtful accounts and restructuring charges, among other things. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

If our license agreement with MIT terminates, our business could be adversely affected.
      We have licensed technology from MIT covered by various patents, patent applications and copyrights relating to Internet content delivery technology. Some of our core technology is based in part on the technology covered by these patents, patent applications and copyrights. Our license is effective for the life of the patents and patent applications; however, under limited circumstances, such as a cessation of our operations due to our insolvency or our material breach of the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business.

We have incurred and could continue to incur substantial costs defending our intellectual property from infringement claims.
      Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. Companies providing Internet-related products and services are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. We have been named as a defendant in several lawsuits alleging that we have violated other companies’ intellectual property rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and require us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; and

•	redesign products or services.
      If we are forced to take any of these actions, our business may be seriously harmed. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business and operating results could be materially adversely affected.

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
      We have operations in several foreign countries and may continue to expand our sales and support organizations internationally. Such expansion could require us to make significant expenditures. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	lack of market acceptance of our software and services abroad;

•	increased expenses associated with marketing services in foreign countries;

•	general economic conditions in international markets;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country which could have a negative impact on the quality of our services or our results of operations;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

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
      Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. This could negatively affect the businesses of our customers and reduce their demand for our services. Tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes that would adversely affect our continued profitability. Internet-related laws, however, remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet or our operations, or interpretations of existing law, could adversely affect our business.

Provisions of our charter documents, our stockholder rights plan and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.
      Provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, our Board of Directors has adopted a shareholder rights plan the provisions of which could make it more difficult for a potential acquirer of Akamai to consummate an acquisition transaction without the approval of our Board of Directors.

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
      Our headquarters are located in approximately 89,000 square feet of leased office space in Cambridge, Massachusetts. Our primary west coast office is located in approximately 25,000 square feet of leased office space in San Mateo, California. We maintain offices in several other locations in the United States, including in or near each of Los Angeles, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington. We also maintain offices in Europe and Asia in or near the following cities: Munich, Germany; Paris, France; London, England; Tokyo, Japan; Singapore; Madrid, Spain; and Sydney, Australia. All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings
      We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
      Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Exchange Act primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of Akamai’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. We believe that we have meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, we intend to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.
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
      In June 2002, we filed suit against Speedera in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access our confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against us seeking monetary damages and injunctive relief and alleging that we engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. A trial date has been set for April 18, 2005. We believe that we have meritorious defenses to the claims made in Speedera’s cross-claim and intend to contest the allegations vigorously; however, there can be no assurance that we will be successful. We are not presently able to reasonably estimate potential losses, if any, related to this cross-claim.
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
      On March 16, 2005, we entered into an agreement and plan of merger providing for our acquisition of Speedera. Under the terms of the agreement, all litigation between Akamai and Speedera was immediately stayed. Upon the closing of the merger, all such lawsuits would be dismissed.

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

	High	Low

Year Ended December 31, 2003:
First Quarter	$1.96	$1.18
Second Quarter	$5.93	$1.36
Third Quarter	$5.90	$3.22
Fourth Quarter	$14.20	$3.39
Year Ended December 31, 2004:
First Quarter	$16.97	$10.74
Second Quarter	$18.47	$11.65
Third Quarter	$17.95	$11.90
Fourth Quarter	$16.50	$11.15
      As of March 5, 2005, there were 547 holders of record of our common stock.
      We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data and balance sheet data for all periods presented is derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K or on file with the Securities and Exchange Commission. In 2002, the Company modified the presentation of the consolidated statement of operations to include in cost of revenue equity-related compensation expense, based on the functional role of the related employee, and depreciation and amortization on its network equipment.
      We acquired several businesses in 2000 that were recorded under the purchase method of accounting. We allocated $3 billion of the cost of these acquisitions to goodwill and other intangible assets. As a result, loss from operations for the year ended December 31, 2001 includes $255.8 million for the amortization of goodwill and other intangible assets related to these acquisitions. In 2001, loss from operations includes a $1.9 billion impairment of goodwill. On January 1, 2002, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill and reclassified our assembled workforce of $1.0 million to goodwill. Loss from continuing operations for the years ended December 31, 2002 and 2001 includes restructuring charges of $45.8 million and $40.5 million, respectively, for actual and estimated termination and modification costs related to non-cancelable facility leases and employee severance. Loss from continuing operations for the year ended December 31, 2003 includes a restructuring credit of $8.5 million for the reversal of previously accrued restructuring liabilities and loss on early extinguishment of debt of $2.1 million. Income from continuing operations for the year ended December 31, 2004 includes a loss on early extinguishment of debt of $6.8 million.

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except share data)
Consolidated Statements of Operations Data:
Revenues	$210,015	$161,259	$144,976	$163,214	$89,766
Total cost and operating expenses	161,048	172,370	327,580	2,577,108	989,359
Net income (loss)	34,364	(29,281)	(204,437)	(2,435,512)	(885,785)
Net income (loss) attributable to common stockholders	34,364	(29,281)	(204,437)	(2,435,512)	(885,785)
Net income (loss) per share:
Basic	$0.28	$(0.25)	$(1.81)	$(23.59)	$(10.07)
Diluted	$0.25	$(0.25)	$(1.81)	$(23.59)	$(10.07)
Shares used in per share calculation:
Basic	124,407	118,075	112,766	103,233	87,959
Diluted	146,595	118,075	112,766	103,233	87,959

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$103,763	$198,707	$111,765	$181,514	$373,300
Restricted cash	—	5,000	—	—	—
Restricted marketable securities	4,654	4,648	13,405	28,997	13,634
Working capital	61,903	139,756	60,584	136,701	270,396
Total assets	182,743	278,941	229,863	421,478	2,790,777
Current portion of obligations under capital leases and equipment loans	232	775	1,207	405	1,080
Current portion of accrued restructuring	1,393	1,638	23,622	17,633	—
Current portion of 5 1/2% convertible subordinated notes	—	15,000	—	—	—
Obligations under capital leases and equipment loans, net of current portion	—	—	1,006	113	421
Accrued restructuring, net of current portion portion	2,259	3,641	13,994	10,010	—
Other liabilities	3,035	1,994	1,854	2,823	1,009
1% convertible senior notes	200,000	175,000	—	—	—
5 1/2% convertible subordinated notes, net of current portion	56,614	211,000	300,000	300,000	300,000
Total stockholders’ (deficit) equity	$(125,931)	$(175,354)	$(168,090)	$17,234	$2,404,399

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We primarily derive revenue from the sale of Akamai services to customers executing contracts having terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly recurring revenue due to customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functions our customers purchase. At the same time, we must ensure that our expenses do not increase at the same rate as our revenue. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology. See “Factors Affecting Future Operating Results” elsewhere in this annual report on Form 10-K.
      Our improved financial results in 2004 as compared to 2003 and 2002 reflect our improvements in our ability to increase our monthly recurring revenue while reducing the expenses needed to support such growth. The following sets forth, as a percentage of revenue, consolidated statements of operations data for the years indicated:

	2004	2003	2002

Revenues	100%	100%	100%

Cost of revenues	22	38	59
Research and development	6	8	15
Sales and marketing	27	30	45
General and administrative	22	35	68
Amortization of other intangible assets	—	1	8
Restructuring (benefits) charges	—	(5)	31

Total cost and operating expenses	77	107	226

Income (loss) from operations	23	(7)	(126)
Interest income	1	1	2
Interest expense	(5)	(12)	(13)
Other income, net	1	—	—
Loss on early extinguishment of debt	(3)	(1)	—
Gain (loss) on investments, net	—	1	(4)

Income (loss) before provision for income taxes	17	(18)	(141)
Provision for income taxes	1	—	—

Net income (loss)	16%	(18)%	(141)%

      We were profitable during the year ended December 31, 2004, the first full fiscal year during which we had net income. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•	During each quarter in 2004, the dollar volume of the recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•	During 2004, one customer, Microsoft Corporation, accounted for 10% of our total revenues. We expect to continue to do business with Microsoft; however, we do not expect that revenues from Microsoft will be more than 10% of our total revenues in 2005. As our customer base continues to grow, we expect our customer concentration levels to decline.

•	During 2004, revenues derived from customers located outside the United States were 19% of our total revenues. We expect that the revenue from such customers will be approximately 20% of our total revenue in 2005.

•	During 2004, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions in the market. In 2004, even though we delivered more traffic over our network than in previous years, overall bandwidth costs have continued to increase at a lower rate because we have reduced our network bandwidth costs per unit. We believe that our overall bandwidth costs will increase slightly as a result of expected higher traffic levels offset by continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations in 2005.

•	Costs associated with depreciation of our long-lived assets continued to decrease on a quarterly basis in 2004 due to these assets becoming fully depreciated. Due to purchases of new network equipment in 2004 and additional equipment purchases expected in 2005, however, we expect that deprecation of our network equipment will begin to increase in 2005. Amortization of internal-use software development costs, which we include in cost of revenues, is expected to increase slightly as we continue to enhance and add functionality to our service offerings.

•	We expect a net decline in equity-based compensation costs during the first and second quarter of 2005 as equity awards issued in previous years become fully vested. The impact of new accounting guidance, SFAS No. 123R, “Share-Based Payment (revised 2004),” relates to the expensing of employee stock options. SFAS No. 123R will be effective during the third quarter of 2005 and will require us to record compensation expense for employee stock awards at fair value. When this requirement becomes effective, increased equity-based compensation expense will cause our net income to decrease significantly in the future because we have a significant number of employee options outstanding and expect to continue to grant additional options and other equity-based incentives in the future.

•	As of December 31, 2004, we maintained a full valuation allowance against our deferred tax assets. However, we will continue to review the likelihood that our deferred tax assets will be recovered from future taxable income as we expect to continue to generate income and positive cash flows during 2005. We will continue to review our operating results to determine when it becomes more likely than not that our deferred tax assets will be realized in the future, at which time we would release a portion, or all, of the valuation allowance. Any reduction in our valuation allowance in the future would result in a current income tax benefit, higher stockholders’ equity and could have a significant impact on our earnings in future periods.

•	In December 2003 and during the year ended December 31, 2004, we repurchased $243.4 million in aggregate principal amount of our outstanding 5 1/2% convertible subordinated notes due 2007. In December 2003 and January 2004, we issued an aggregate of $200.0 million in principal amount of our 1% convertible senior notes. By lowering our effective interest rate on outstanding debt, we believe that, in the absence of new debt, the interest expense on our debt obligations, including deferred financing amortization and capital lease interest expense, will not exceed $7.0 million in 2005.
      Based on our analysis of the aforementioned known trends and events, we expect to continue to generate net income on a quarterly basis during 2005; however, our future results will be affected by many factors identified below and in the section of this report entitled “Factors Affecting Future Operating Results,” including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	maintain the prices we charge for our services;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues.
As a result, there is no assurance that we will achieve our expected financial objectives.
Recent Events
      On March 16, 2005, we entered into an agreement to acquire all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera by issuing approximately 12 million shares of our common stock, valued at approximately $130 million based on the closing stock price of our common stock on the NASDAQ National Market on March 15, 2005. The acquisition is expected to be accounted for by us under the purchase method of accounting and is expected to close during the quarter ended June 30, 2005, subject to various regulatory approvals. The merger agreement provides for a stay of all existing litigation between Speedera and us until the closing of the merger or any earlier termination of the merger agreement. Upon the closing, all lawsuits between Speedera and us would be released.
Application of Critical Accounting Policies and Estimates

Overview
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, investments, capitalized internal-use software costs, intangible assets, income and other taxes, useful lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For a complete description of our significant accounting policies, see Note 2 to our consolidated financial statements included in this annual report on Form 10-K.

Definitions
      We define our “critical accounting policies” as those accounting principles generally accepted in the United States of America that require us to make highly judgemental estimates about matters that are uncertain and are likely to have a material impact on our financial position and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and requires us to continually assess a range of potential outcomes.

Review of Critical Accounting Policies and Estimates

Revenue Recognition:
      At the inception of a customer contract for service, we make an estimate as to that customer’s ability to pay for the services provided. We base our estimate on the successful completion of a credit check, financial review, the receipt of a deposit from the customer and our payment history with the customer. Upon the completion of these steps, we recognize revenue monthly in accordance with our revenue recognition policy. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all unpaid invoices to that customer and cease recognizing revenue for continued services provided until cash is received. Changes in our estimates and judgments of whether collection is reasonably assured would change the timing of revenue or amount of bad debt expense that we recognize.
      We primarily derive revenue from the sale of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, we recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage exceed the monthly minimum, we recognize revenue for that excess in the period of the usage. We typically charge the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services sold as discrete events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.
      We periodically enter into multi-element service arrangements. When we enter into such arrangements, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value for the separate elements. For example, objective evidence of fair value would include the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the related service period.
      We license software under perpetual and term license agreements. We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” As prescribed by this guidance, we apply the residual method of accounting. The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by vendor specific objective evidence of fair value, is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met.
      We also sell our services through a reseller channel. Assuming all other revenue recognition criteria are met, we recognize revenue from reseller arrangements based on the reseller’s contracted non-refundable minimum purchase commitments over the term of the contract, plus amounts sold by the reseller to its customers in excess of the minimum commitments.
      We recognize revenue from fixed-fee arrangements and software arrangements that require significant customization or modification using the percentage-of-completion method in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and with the applicable guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We generally recognize revenue under these arrangements based on the percentage of cost incurred to date compared to the estimated total cost to complete the project. In certain customer arrangements, we recognize revenue based on the progress made towards achieving milestones under the contract. The impact of any change in estimate is recorded prospectively from the date of the change. At the outset of a fixed-fee arrangement, if we are not able to estimate the total cost-to-complete, nor able to measure progress towards the achievement of contract milestones, we account for the arrangement using the completed-contract method of accounting. Under this method, we recognize revenue when the contract is complete and there are no remaining costs or deliverables. In the event that the estimated total cost on a fixed-fee contract indicates a loss, we will record the loss immediately.
      Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; deferred installation and activation set-up fees; amounts billed under extended payment terms; and maintenance and support fees charged under license arrangements.

Accounts Receivable and Related Reserves:
      Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record reserves against our accounts receivable balance. These reserves consist of allowances for doubtful accounts, cash basis customers and service credits. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The reserve for cash basis customers increases as services are provided to customers where collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received. The reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits result in a reduction to revenues. Decreases to the reserve are the result of actual credits being issued to customers which have a corresponding reduction to accounts receivable.
      Estimates are used in determining these reserves and are based upon our review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where we no longer believe that the customer has the ability to pay for prior services provided. We perform on-going credit evaluations of our customers. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in creation of a reserve until we receive consistent payments. We evaluate customer receivable balances and reserves on a monthly basis. In addition, we reserve a portion of revenues as a reserve for service credits. Reserves for service credits are measured based on an analysis of revenue credits to be issued after the month of billing and an estimate for future credits. These credits typically relate to management’s estimate of the resolution of customer disputes and billing adjustments. We do not have any off-balance sheet credit exposure related to our customers.

Concurrent Transactions:
      From time to time, we enter into contracts to sell our services or license our technology with unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor, unless both the fair values of our services delivered to the customer and of the vendor’s product or service we receive can be established objectively and realization of such value is believed to be probable.

Investments:
      We periodically review all investments for reduction in fair value that is other-than-temporary. We consider several factors that may trigger an other-than-temporary decline in value, such as the length of time the investment’s value has been below carrying value and the financial results of the entity in which we invest. When we conclude that the reduction is other-than-temporary, the carrying value of the investment is adjusted to its fair value through a charge to loss on investments on the consolidated statement of operations. Changes in our judgment as to whether a reduction in the value of an investment is other-than-temporary could increase loss on investments.

Impairment and Useful Lives of Long-Lived Assets:
      We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that would trigger an impairment review include a change in the use of the asset or forecasted negative cash flows related to the asset. When such a triggering event occurs, we compare the carrying amount of the long-lived asset to the undiscounted expected future cash flows related to the asset. If the carrying amount is greater than the sum of the undiscounted cash flows, we adjust the asset to its fair value through an impairment charge included in loss from operations. We determine fair value based upon a quoted market price or a discounted cash flow analysis. The estimates required to apply this accounting policy include forecasted usage of the long-lived assets and the useful lives of these assets and expected future cash flows. Changes in these estimates could materially impact results from operations.

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
      As of December 31, 2004, we had $3.6 million in accrued restructuring liabilities related to vacated facilities. In 2003, we were able to renegotiate two of our previously restructured facility leases to reduce rents payable under the leases to current market rates, resulting in a reversal of previously recorded restructuring liabilities of $9.6 million. We expect that approximately $1.4 million of the amount accrued as of December 31, 2004 will be paid within 12 months. In the event that we are able to sublease our restructured space, we will record an adjustment to the restructuring liability in the period in which the adjustment becomes probable and estimable.

Loss Contingencies:
      We define a loss contingency as a condition involving uncertainty as to a possible loss related to a previous event that will not be resolved until one or more future events occur or fail to occur. Our primary loss contingencies relate to pending or threatened litigation. We record a liability for a loss contingency when we believe that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When we believe the likelihood of a loss is less than probable and more than remote, we do not record a liability but we disclose material loss contingencies in the notes to the consolidated financial statements.

Tax Reserves and Valuation Allowance for Deferred Income Taxes:
      We currently have significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. We provide a full valuation allowance against our deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Despite our profitability in 2004, as of December 31, 2004, we have continued to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder’s equity, and could have a significant impact on earnings in future periods.
      We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential exposures result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our estimate of the value of our tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that we estimated.

Capitalized Internal-Use Software Costs:
      We capitalize the salaries and payroll-related costs of employees who devote time to the development of internal-use software projects. If the project is an enhancement to previously developed software, we must assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is complete, we must estimate the useful life of the internal-use software, and we must periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.
Results of Operations
      Revenues. Total revenues increased 30%, or $48.8 million, to $210.0 million for the year ended December 31, 2004 as compared to $161.3 million for the year ended December 31, 2003. Total revenues increased 11%, or $16.3 million, to $161.3 million for the year ended December 31, 2003 as compared to $145.0 million for the year ended December 31, 2002. The increase in total revenues for 2004 as compared to 2003 was attributable to an increase in service revenue of $49.4 million, partially offset by a reduction in software and software-related revenue of $477,000. The increase in total revenues for 2003 as compared to 2002 was attributable to an increase in service revenue of $28.7 million, partially offset by a reduction in software and software-related revenue of $2.8 million and related party revenue of $9.7 million.
      Service revenue, which consists of revenue from our content and application delivery services, increased 31%, or $49.4 million, to $206.8 million for the year ended December 31, 2004 as compared to $157.4 million for the year ended December 31, 2003. Service revenue was $128.7 million for the year ended December 31, 2002. The increases in service revenue were primarily attributable to increases in the number of customers under recurring revenue contracts, as well as increases in traffic and additional services sold to new and existing customers and in an increase in the average revenue per customer. We believe these increases are attributable to greater market acceptance of our services among new customers and improvements in our ability to sell additional features to our existing customers. As of December 31, 2004, we had 1,310 customers under recurring revenue contracts as compared to 1,126 as of December 31, 2003, and 955 as of December 31, 2002.
      For 2004 and 2003, 19% and 16%, respectively, of our total revenues was derived from our operations located outside of the United States, of which 14% and 13% of overall revenues, respectively, was derived from operations in Europe. For 2002, 13% of our total revenues was derived from our operations located outside of the United States, of which 10% of overall revenues was derived from operations in Europe. No single country accounted for 10% or more of revenues derived outside of the United States during these periods. Resellers accounted for 27% of revenues in 2004, 25% in 2003 and 24% in 2002. For 2004 and 2003, Microsoft Corporation accounted for 10% and 15%, respectively, of total revenues. For 2002, no single customer accounted for 10% or more of total revenues.
      In September 2004, we entered into an amendment to our agreement with Microsoft Corporation to adjust the pricing and commitment levels. In addition, we also amended the service level agreement guarantees applicable to the various services purchased by Microsoft. The term of the agreement runs until September 2005 but may be renewed by the parties. Microsoft will have the right to reduce its commitment levels by 50% for extensions of the term of the agreement and convert the contract to a month-to-month term after September 2005 if the parties fail to reach agreement as to appropriate price and service level changes at such time.
      Software and software-related revenue decreased 13%, or $477,000, to $3.3 million for the year ended December 31, 2004 as compared to $3.7 million for the year ended December 31, 2003. Software and software-related revenue was $6.5 million for the year ended December 31, 2002. Software and software-related revenue includes sales of customized technology solutions sold as perpetual licenses or delivered under long-term contracts. The decreases in software and software-related revenue over the periods presented reflect a reduction in the number of customized software projects performed and a decrease in the number of software and other technology licenses executed as we focused on our core services business. We do not expect software and software-related revenue to increase as a percentage of revenue in 2005.
      We had no revenue from related parties during 2004. Service and software revenue from related parties was $137,000 and $9.8 million for the years ended December 31, 2003 and 2002, respectively. The reduction in revenue from related parties in 2003 as compared to 2002 was primarily attributable to revenue in 2002 from

Sockeye Networks, Inc., Akamai Technologies Japan KK, or Akamai Japan, and SOFTBANK Broadband Media, or SBBM, a co-investor in Akamai Japan, with no associated revenue from those parties in 2003 or 2004. Related party revenue in 2003 represents revenue from Akamai Australia, a joint venture with ES Group Ventures Pty Ltd, relating to resale commitments. In December 2002 and June 2003, the joint ventures of Akamai Japan and Akamai Australia, respectively, were terminated. In 2003, we formed a wholly-owned subsidiary in Japan. We do not expect to have any revenue from related parties in 2005.
      Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and equity-related compensation for network operations personnel, cost of licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software costs.
      Cost of revenues decreased 24%, or $14.7 million, to $46.2 million for the year ended December 31, 2004 compared to $60.8 million for the year ended December 31, 2003. Cost of revenues decreased 29%, or $24.3 million, to $60.8 million for the year ended December 31, 2003 as compared to $85.2 million for the year ended December 31, 2002. The total cost of revenues decrease for both periods is primarily a result of a decline in depreciation expense of network equipment as the impact of our network assets becoming fully depreciated exceeded the depreciation from the recent investments we have made in our network infrastructure. In 2004, however, a portion of this decrease in deprecation expense was offset by an increase in total bandwidth costs as a result of higher traffic delivered. Traffic delivered over our network increased significantly in 2004 as compared to 2003. Despite this increase in traffic, overall bandwidth costs have continued to increase at a lower rate because we have reduced our network bandwidth costs per unit. Cost of revenues decreased in 2003 as compared to 2002 by $24.3 million primarily as a result of a reduction in depreciation of network equipment, lower bandwidth costs per unit and improved management of our network traffic.
      Cost of revenues during 2004, 2003 and 2002 also included credits received of approximately $1.0 million, $3.0 million and $5.6 million, respectively, as a result of settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future as a result of our efforts to monitor and reduce our network costs; however, the timing and amount of these credits, if any, will vary.
      Cost of revenues is comprised of the following (in millions):

	For the Year Ended
	December 31,

	2004	2003	2002

Bandwidth, co-location and storage	$27.7	$24.5	$32.3
Payroll and related costs of network operations personnel, including equity compensation	3.5	2.9	6.2
Cost of software licenses	1.0	0.4	0.5
Depreciation and impairment of network equipment and amortization of internal-use software	14.0	33.0	46.2

Total cost of revenues	$46.2	$60.8	$85.2

      We have long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2005, 2006 and 2007, the minimum commitments are approximately $9.7 million, $456,000 and $41,000, respectively.
      We believe cost of revenues will increase in 2005 as compared to 2004. We expect that bandwidth costs will increase slightly as a result of higher expenses associated with increased traffic on our network offset by expected lower bandwidth costs per unit. Additionally, we expect increases in depreciation of our network equipment and amortization of internal-use software development costs, as well as an increase in payroll and payroll-related costs as we continue to make investments in our network. Our expectations in 2005 do not include the impact of implementing SFAS No. 123R for the expensing of employee stock awards at fair value, which becomes effective during the third quarter of 2005.

      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain software development costs requiring capitalization. During the years ended December 31, 2004, 2003 and 2002, we capitalized software development costs of $7.5 million, $7.5 million and $6.0 million, respectively, consisting of external consulting and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network. These capitalized internal-use software costs are amortized to cost of revenue over their useful lives of two years.
      Research and development expenses decreased 6%, or $839,000, to $12.1 million for the year ended December 31, 2004 as compared to $13.0 million for the year ended December 31, 2003. Research and development expenses decreased 40%, or $8.8 million, to $13.0 million for the year ended December 31, 2003 as compared to $21.8 million for the year ended December 31, 2002. The decrease in 2004 as compared to 2003, as well as 2003 as compared to 2002, was primarily due to decreases in payroll and related costs, including equity-related compensation, as a result of the impact of workforce reductions in 2002 and reduction of equity compensation as stock awards have become fully vested. The following table quantifies the net reduction in research and development expenses over periods presented (in millions):

	Increase (Decrease) in
	Research and Development
	Expenses

	2004 to 2003	2003 to 2002

Payroll and related costs, including equity compensation	$(0.9)	$(7.4)
Capitalization of internal-use software development costs and other	0.1	(1.4)

Total decrease	$(0.8)	$(8.8)

      We believe that research and development expenses will increase in 2005 as compared to 2004, as we continue to increase hiring of development personnel. Our expectations in 2005 do not include the impact of implementing SFAS No. 123R for the expensing of employee stock awards at fair value, which becomes effective during the third quarter of 2005.
      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.
      Sales and marketing expenses increased 17%, or $8.1 million, to $55.7 million for the year ended December 31, 2004 as compared to $47.6 million for the year ended December 31, 2003. Sales and marketing expenses decreased 27%, or $17.2 million, to $47.6 million for the year ended December 31, 2003 as compared to $64.8 million for the year ended December 31, 2002. The increase in sales and marketing expenses in 2004 as compared to 2003 was primarily due to a rise in payroll and payroll-related costs, particularly commissions, as a result of revenue growth during 2004. The decrease in sales and marketing expenses in 2003 as compared to 2002 was primarily due to a reduction in payroll and payroll-related costs, including decreases in equity-related compensation attributable to reductions in headcount in 2002. Sales and marketing during 2003 also decreased as a result of reductions in advertising costs associated with an agreement between CNN News Group and Akamai, which expired in the fourth quarter of 2002. The following table quantifies the net increase and decrease in sales and marketing expenses for the periods presented (in millions):

	Increase (Decrease) in
	Sales and Marketing
	Expenses

	2004 to 2003	2003 to 2002

Payroll and related costs, including equity compensation	$5.6	$(10.9)
Advertising and other related costs	0.9	(7.2)
Other	1.6	0.9

Total net increase (decrease)	$8.1	$(17.2)

      We expect sales and marketing expenses to increase in 2005 as compared to 2004 due to an expected increase in commissions as a result of higher forecasted sales, an increase in hiring of sales personnel and an expected increase in marketing costs. Our expectations in 2005 do not include the impact of implementing SFAS No. 123R for the expensing of employee stock awards at fair value, which becomes effective during the third quarter of 2005.
      General and Administrative. General and administrative expenses consist primarily of depreciation of property and equipment used by us internally, payroll and related costs, including equity-related compensation and related expenses for executive, finance, business applications, network management, human resources and other administrative personnel, fees for professional services, non-income related taxes, the provision for doubtful accounts and rent and other facility-related expenditures for leased properties. During the year ended December 31, 2004, we capitalized software development costs of approximately $200,000, consisting of external consulting and payroll and payroll-related costs related to the development of internally-used software applications.
      General and administrative expenses decreased 18%, or $10.2 million, to $47.1 million for the year ended December 31, 2004 as compared to $57.3 million for the year ended December 31, 2003. General and administrative expenses decreased 42%, or $40.9 million, to $57.3 million for the year ended December 31, 2003 as compared to $98.1 million for the year ended December 31, 2002. The decrease in general and administrative expenses for both periods was primarily due to a reduction in depreciation expense as a result of assets becoming fully depreciated, a reduction in payroll and related costs, including equity compensation, as a result of equity awards becoming fully vested and reduced rent expense as a result of the impact of restructurings that occurred in previous years. During 2004, however, consulting and advisory services increased significantly compared to 2003 as a result of the costs associated with the evaluation of our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The following table quantifies the net reduction in general and administrative expenses for the periods presented (in millions):

	Increase (Decrease) in
	General and Administrative
	Expenses

	2004 to 2003	2003 to 2002

Payroll and related costs, including equity compensation	$(8.0)	$(17.7)
Rent and facilities	(1.2)	(6.2)
Depreciation	(4.7)	(14.5)
Consulting and advisory services	4.0	(2.2)
Other	(0.3)	(0.3)

Total decrease	$(10.2)	$(40.9)

      We expect general and administrative expenses to slightly increase in 2005 as compared to 2004 due to on-going litigation costs associated with trials currently scheduled to occur in 2005. If our proposed acquisition of Speedera is completed, however, we expect our litigation costs to be greatly reduced and our overall general and administrative expenses to be about the same in 2005 as compared to 2004. Our expectations in 2005 do not include the impact of implementing SFAS No. 123R for the expensing of employee stock awards at fair value, which becomes effective during the third quarter of 2005.
      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets decreased 98%, or $2.2 million, to $48,000 for the year ended December 31, 2004 as compared to $2.2 million for the year ended December 31, 2003. Amortization of other intangible assets for the year ended December 31, 2002 was $11.9 million. Intangible assets acquired in business combinations were fully amortized as of the end of the first quarter of 2003; therefore, there was no corresponding amortization of such intangibles assets in the remainder of 2003 or in 2004. We expect to amortize approximately $48,000 of intangible assets related to acquired license rights in 2005 and in each year thereafter through 2008, during which they will become fully amortized.
      Restructuring Charges (Benefits). We did not record any restructuring charges or benefits during the year ended December 31, 2004. During the year ended December 31, 2003, we recorded net restructuring benefits of $8.5 million as a result of amendments to certain lease agreements. During the year ended December 31, 2003, we amended or terminated three long-term leases in connection with which we paid our lessors a total of $16.1 million in cash and restricted cash. As a result of amendments to, or terminations of, long-term leases, we reversed $9.6 million of previously recorded restructuring liabilities, offset by a restructuring charge of $1.1 million for costs relating to the restructuring of a facility located in Europe. The reversals represent the difference between the previously estimated restructuring liabilities and the amounts payable under negotiated agreements for certain leased properties with the landlords thereof. Beginning in 2004, our monthly rental payments have been reduced to a lower amount more aligned with current market rates.
      During the year ended December 31, 2002, we recorded restructuring charges of $45.8 million, which represents $3.6 million for employee severance benefits and $42.2 million attributable to facility leases and long-lived asset impairments. During the year ended December 31, 2002, in connection with the termination of our facility leases for 500 and 600 Technology Square in Cambridge, Massachusetts, we recorded a restructuring charge of $8.0 million for the difference between the actual termination costs and the amount previously accrued. Also during the year ended December 31, 2002, we recorded restructuring charges of $29.7 million representing the difference between the anticipated costs to terminate or modify vacant facilities under non-cancelable lease agreements and the previously recorded restructuring liabilities for these properties. In addition, we impaired leasehold improvements, furniture and fixtures, deposits, deferred rent and other long-lived assets related to these facilities in the amount of $4.5 million.
      The following table summarizes the establishment and usage of the restructuring liabilities related to real estate leases (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2001	$27.6
Restructuring charges for the twelve months ended December 31, 2002	45.8
Cash payments	(32.6)
Non cash items	(3.2)

Ending balance, December 31, 2002	37.6
Restructuring benefits net, for the twelve months ended December 31, 2003 (includes the reversal of $9.6 million of previously accrued restructuring liabilities)	(8.5)
Cash payments	(23.8)
Non cash items	(0.1)

Ending balance, December 31, 2003	5.2
Cash payments	(1.6)

Ending balance, December 31, 2004	$3.6

Current portion of accrued restructuring	$1.4

Long-term portion of accrued restructuring	$2.2

      The restructuring liabilities will be fully paid through August 2007. We do not anticipate significant restructuring charges in the future; however, we will continue to pursue modifications or settlements on our long-term leases if we believe it to be in our and our stockholders’ best interests. We have estimated the amount of restructuring liabilities associated with real estate leases based on the most recent available market data and discussions with our lessors and real estate advisors.
      Interest Income. Interest income includes interest earned on invested cash balances and marketable securities and interest earned on notes receivable for stock. Interest income increased 66%, or $856,000, to $2.2 million for the year ended December 31, 2004 as compared to $1.3 million for the year ended December 31, 2003. Interest income decreased 57%, or $1.7 million, to $1.3 million for the year ended December 31, 2003 as compared to $3.0 million for the year ended December 31, 2002. The increase in interest income for the year ended December 31, 2004 was a result of an increase in our invested short-term and long-term marketable securities balance during the course of 2004. The decrease in interest income for 2003 as compared to 2002 was the result in a decrease in our holdings of short-term and long-term marketable securities and a decrease in interest rates.
      Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 44%, or $8.1 million, to $10.2 million for the year ended December 31, 2004 compared to $18.3 million for the year ended December 31, 2003. For the year ended December 31, 2003, interest expense remained relatively flat at $18.3 million as compared to the year ended December 31, 2002. The decrease during the year ended December 31, 2004 was due to lower interest expense as a result of our repurchases of a substantial portion of our 5 1/2% convertible subordinated notes in December 2003 and at various times in 2004, offset by interest payable on our 1% convertible senior notes issued in December 2003 and January 2004. During 2004, we repurchased $169.4 million in aggregate principal amount of our 5 1/2% convertible subordinated notes. As a result of these transactions, we believe that interest expense on our debt obligations, including deferred financing amortization and capital lease interest expense, will not exceed $7.0 million in 2005.
      Other Income (Expense), net. Net other income (expense) represents foreign exchange gains and losses incurred during the periods presented, as well as gains on legal settlements. Other net income of $1.1 million for the year ended December 31, 2004 represents approximately $518,000 of gains on legal settlements and $543,000 of foreign exchange gains. For the year ended December 31, 2003, other net expense was $44,000 as compared to other net income of $68,000 for the year ended December 31, 2002. The difference between 2003 and 2002 is attributable to exchange rate fluctuations. Net other income (expense) may fluctuate in the future based upon the movement in foreign exchange rates.
      Loss (Gain) on Investments, net. During the year ended December 31, 2004, we recorded a net loss on investments of $69,000 on the sale of marketable securities. During 2003, we recorded a net gain of $1.6 million, of which $1.7 million related to the sale of equity investments in publicly-traded companies, offset by losses of approximately $55,000 on investments in privately-held companies and sale of marketable securities. Loss on investments in 2002 of approximately $6.1 million included a loss of approximately $4.3 million related to our investment in Netaxs, Inc., a related party, which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002. In addition, loss on investments in 2002 included a loss of $2.4 million to adjust the cost basis of equity investments to fair value. The loss on investments was partially offset by a gain of $400,000 on the sale of our equity interest in Akamai Japan to SBBM and by approximately $149,000 of realized investment gains. We do not expect significant gain or losses on investments, as we no longer hold investments in publicly or privately-held companies.
      Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt increased $4.7 million, or 223%, to $6.8 million for the year ended December 31, 2004 as compared to $2.1 million for the year ended December 31, 2003. The increase in loss on early extinguishment of debt is a result of costs incurred in connection with our repurchase of $169.4 million in principal amount of our 5 1/2% convertible subordinated notes during 2004. This loss of $6.8 million consists of the reduction of $2.5 million of deferred financing costs associated with repurchases of notes prior to their maturity; $2.8 million in premiums above par value paid to repurchase such notes; and $1.5 million of advisory services and offering costs incurred in connection with the repurchases.
      Provision for Income Taxes. Provision for income taxes increased $143,000, or 23%, to $772,000 for the year ended December 31, 2004 as compared to $629,000 for the year ended December 31, 2003. Provision for income taxes for the year ended December 31, 2002 was $492,000. The provision for income taxes during all periods presented relates to foreign income taxes which may fluctuate in the future based upon changes in foreign income. Despite our profitability in 2004, as of December 31, 2004, we have continued to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit.
Liquidity and Capital Resources
      To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock and notes;

•	an initial public offering of our common stock in October 1999 that provided $217.6 million after underwriters’ discounts and commissions;

•	the sale in June 2000 of $300 million in aggregate principal amount of our 5 1/2% convertible subordinated notes, which generated net proceeds of $290.2 million;

•	the sale in December 2003 and January 2004 of $200 million in aggregate principal amount of our 1% convertible senior notes, which generated net proceeds of $194.1 million; and

•	cash generated by operations.
      As of December 31, 2004, cash, cash equivalents and marketable securities totaled $108.4 million, of which $4.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.
      Cash provided by operating activities increased $69.2 million, to $51.2 million for the year ended December 31, 2004 compared to cash used in operating activities of $18.0 million for the year ended December 31, 2003. Cash used in operating activities decreased $47.8 million, to $18.0 million for the year ended December 31, 2003 compared to $65.8 million for the year ended December 31, 2002. The increase in cash provided by operating activities for 2004 as compared to 2003 was primarily due to the increase in cash receipts from customers driven by the rise in revenue billings during 2004, as well as a decrease in payments made on accrued restructuring liabilities during the period. The decrease in cash used in operating activities for 2003 as compared to 2002 was primarily due to a decrease of approximately $108.0 million in net losses before non-cash expenses such as depreciation and amortization, loss on investments, equity-related compensation and loss on early extinguishment of debt. We expect that cash provided by operating activities will continue to remain positive as a result of an upward trend in cash collections related to higher revenue billings and a reduction in payments towards our real estate restructuring liabilities, partially offset by an expected increase in operating expenses that require cash outlays due to expected increases in headcount. However, the timing and amount of future working capital changes and our ability to manage our days sales outstanding will affect the future amount of cash used in or provided by operating activities.
      Cash provided by investing activities was $9.1 million for the year ended December 31, 2004, compared to cash used in investing activities of $33.1 million for the year ended December 31, 2003. Cash provided by investing activities was $38.0 million for the year ended December 31, 2002. Cash provided by investing activities for 2004 reflects proceeds from net purchases, sales and maturities of investments of $24.1 million, offset by capital expenditures of $20.1 million, consisting of the capitalization of internal-use software development costs related to our current and future service offerings and purchase of network infrastructure equipment. During 2004, cash provided by investing activities also included a decrease of $5.0 million in restricted cash to reflect our repurchase of $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004 and a decrease of $96,000 in restricted cash previously held for security deposits. The increase in cash provided by investing activities for 2004 as compared to cash used in investing activities for 2003 was primarily due to an increase in the proceeds from net purchases, sales and maturities of investments, offset by an increase in capital expenditures in 2004. Cash used in investing activities for 2003 reflects net purchases, sales and maturities of investments of $19.3 million, an increase in restricted cash to reflect a commitment to repurchase $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004 and capital expenditures, including capitalization of internal-use software development costs of $8.9 million. Cash provided by investing activities for 2002 reflects proceeds from net purchases, sales and maturities of investments of $58.4 million less capital expenditures of $14.2 million, including capitalization of internal-use software development costs. Cash provided by investing activities during 2002 also includes a payment of $6.5 million to CNN News Group to settle an obligation resulting from our acquisition of InterVu, Inc. in April 2000. We expect total capital expenditures to be approximately 10% to 12% of revenues in 2005.
      Cash used in financing activities was $131.9 million for the year ended December 31, 2004, compared to cash provided by financing activities of approximately $105.2 million for the year ended December 31, 2003 and approximately $1.2 million for the year ended December 31, 2002. Cash used in financing activities in 2004 reflects payments for the repurchase of approximately $169.4 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital leases of $543,000, offset by proceeds received from the issuance of our 1% convertible senior notes, net of financing costs, of $24.3 million and issuances of common stock under our equity compensation plans of $13.8 million. Cash provided by financing activities in 2003 reflects proceeds received from the issuance of our 1% convertible senior notes, net of financing costs, of $169.8 million, issuances of common stock under our equity compensation plans of $8.6 million, settlement of notes receivable for stock of $2.3 million, offset by payments for the repurchase of $74.0 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital leases of $1.4 million. Cash provided by financing activities in 2002 reflects proceeds from the issuance of common stock under our equity compensation plans of $2.8 million and payments on our capital lease obligations of $1.6 million. Cash received from the issuance of common stock under equity compensation plans increased in 2004 as compared to prior years as a result of more option exercises in 2004.
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
      The following table represents the net outflow of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Year Ended
	December 31,

	2004	2003

Cash, cash equivalents and marketable securities balance as of December 31, 2003 and 2002, respectively	$208.4	$125.2
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	206.2	162.7
Payments to vendors	(91.0)	(112.3)
Payments for employee payroll	(68.4)	(63.7)
Debt repurchases	(169.4)	(74.0)
Debt proceeds	24.3	169.8
Debt interest and premium payments	(18.1)	(16.5)
Stock option exercises and employee stock purchase plan issuances	13.8	8.6
Sale of equity investments and repayment of note receivable for stock	—	3.4
Other	2.6	5.2

Net (decrease) increase	(100.0)	83.2
Cash, cash equivalents and marketable securities balance as of December 31, 2004 and 2003, respectively	$108.4	$208.4

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities of $108.4 million and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures and restructuring expenses for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may seek to retire or refinance our long-term debt with cash, equity or a combination thereof. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”
Contractual Obligations and Commercial Commitments
      The following table presents our contractual obligations and commercial commitments as of December 31, 2004 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual		Less than	12 to 36	36 to 60	More than
Obligations	Total	12 Months	Months	Months	60 Months

5 1/2% convertible subordinated notes	$56.6	$—	$56.6	$—	$—
1% convertible senior notes	200.0	—	—	—	200.0
Interest on convertible notes outstanding assuming no early redemption or repurchases	67.3	5.1	10.2	4.0	48.0
Real estate operating leases	22.1	6.5	10.8	4.8	—
Bandwidth and co-location agreements	10.2	9.7	0.5	—	—
Capital leases and purchase obligations	0.2	0.2	—	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	5.1	5.1	—	—	—

Total contractual obligations	$362.0	$27.1	$78.1	$8.8	$248.0

Letters of Credit
      As of December 31, 2004, we had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to long-term facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term and $932,000 are classified as short-term on our consolidated balance sheet dated as of December 31, 2004. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2009.
Off-Balance Sheet Arrangements
      We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in the financial statements. See Note 10 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of these indemnification agreements.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 123R, “Share-Based Payment (revised 2004),” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after July 1, 2005. We expect to adopt this standard in July 2005 under the modified prospective transition method. Under this method, a company records compensation expense for all new awards and awards modified, repurchased, or cancelled after the required effective date. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123R to our consolidated results of operations but expect that the adoption will have a material impact.
      In September 2004, the Emerging Issues Task Force, or the EITF, reached consensus on Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” or EITF 04-8. EITF 04-8 provides guidance on when the dilutive effect of contingently convertible debt securities with a market trigger should be included in diluted earnings per share, or EPS. The guidance states that these securities should be treated the same as other convertible securities and included in diluted EPS computation, regardless of whether the market price trigger has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and is applied retrospectively. As a result of the adoption of EITF 04-8, our 1% convertible senior notes, convertible into 12.9 million shares, are now included in our diluted earnings per share computation for the year ended December 31, 2004, which has resulted in a reduction in diluted earnings per share of $0.01 for that period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio we do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate and municipal obligations and certificates of deposit.
      We may incur realized losses as a result of early redemptions of our debt securities. Our 5 1/2% convertible subordinated notes and 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of December 31, 2004, the aggregate outstanding principal amount and the fair value of the 5 1/2% convertible subordinated notes were $56.6 million and $57.6 million, respectively. As of December 31, 2004, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $200.0 million and $222.0 million, respectively.
      We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Akamai Technologies, Inc.:
      We have completed an integrated audit of Akamai Technologies, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ deficit present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2005

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$35,318	$105,652
Restricted cash	—	5,000
Marketable securities (including restricted securities of $932 and $726 at December 31, 2004 and 2003, respectively)	35,312	59,332
Accounts receivable, net of reserves of $5,422 and $4,474 at December 31, 2004 and 2003, respectively	30,333	20,727
Prepaid expenses and other current assets	7,706	11,705

Total current assets	108,669	202,416
Property and equipment, net	25,242	23,878
Marketable securities	34,065	34,449
Restricted marketable securities	3,722	3,922
Goodwill	4,937	4,937
Other intangible assets, net	191	239
Other assets	5,917	9,100

Total assets	$182,743	$278,941

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,349	$6,711
Accrued expenses	32,097	35,520
Deferred revenue	2,695	3,016
Current portion of obligations under capital leases and vendor financing	232	775
Current portion of accrued restructuring	1,393	1,638
Current portion of 5 1/2% convertible subordinated notes	—	15,000

Total current liabilities	46,766	62,660
Accrued restructuring, net of current portion	2,259	3,641
Other liabilities	3,035	1,994
1% convertible senior notes	200,000	175,000
5 1/2% convertible subordinated notes, net of current portion	56,614	211,000

Total liabilities	308,674	454,295
Commitments, contingencies and guarantees (Note 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 126,771,799 shares issued and outstanding at December 31, 2004; 122,154,517 shares issued and 121,875,286 shares outstanding at December 31, 2003	1,268	1,222
Additional paid-in capital	3,451,578	3,437,186
Deferred stock compensation	(937)	(1,545)
Accumulated other comprehensive income	1,392	1,379
Accumulated deficit	(3,579,232)	(3,613,596)

Total stockholders’ deficit	(125,931)	(175,354)

Total liabilities and stockholders’ deficit	$182,743	$278,941

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)
Revenues:
Services	$206,762	$157,392	$128,664
Software and software-related	3,253	3,730	6,522
Services and software from related parties	—	137	9,790

Total revenues	210,015	161,259	144,976

Cost and operating expenses:
Cost of revenues	46,150	60,844	85,159
Research and development	12,132	12,971	21,766
Sales and marketing	55,663	47,583	64,765
General and administrative	47,055	57,259	98,136
Amortization of other intangible assets	48	2,234	11,930
Restructuring (benefit) charges	—	(8,521)	45,824

Total cost and operating expenses	161,048	172,370	327,580

Income (loss) from operations	48,967	(11,111)	(182,604)
Interest income	2,158	1,302	3,047
Interest expense	(10,213)	(18,324)	(18,357)
Other income (expense), net	1,061	(44)	68
(Loss) gain on investments, net	(69)	1,622	(6,099)
Loss on early extinguishment of debt	(6,768)	(2,097)	—

Income (loss) before provision for income taxes	35,136	(28,652)	(203,945)
Provision for income taxes	772	629	492

Net income (loss)	$34,364	$(29,281)	$(204,437)

Net income (loss) per share:
Basic	$0.28	$(0.25)	$(1.81)
Diluted	$0.25	$(0.25)	$(1.81)
Shares used in per share calculations:
Basic	124,407	118,075	112,766
Diluted	146,595	118,075	112,766
The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$34,364	$(29,281)	$(204,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,810	49,749	90,418
Amortization of deferred financing costs	1,396	1,417	1,389
Deferred taxes	408	351	—
Equity-related compensation	1,292	9,813	21,195
Amortization of prepaid advertising acquired for common stock	—	—	5,634
Provision for doubtful accounts	(231)	761	(746)
Interest income on notes receivable for stock	—	(81)	(131)
Non-cash portion of restructuring charge	—	144	3,161
Non-cash portion of loss on early extinguishment of debt	2,453	1,207	—
Foreign currency gains, net	(377)	(1,384)	(437)
Losses (gains) on investments and disposal of property and equipment, net	58	(1,295)	7,240
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(8,516)	(2,800)	4,501
Prepaid expenses and other current assets	3,053	(2,740)	1,195
Accounts payable, accrued expenses and other current liabilities	(130)	(12,230)	(17,913)
Deferred revenue	(329)	604	(2,197)
Accrued restructuring	(1,630)	(32,337)	9,973
Other non-current assets and liabilities	616	101	15,398

Net cash provided by (used in) operating activities	51,237	(18,001)	(65,757)

Cash flows from investing activities:
Purchases of property and equipment	(12,342)	(1,422)	(7,247)
Capitalization of internal-use software costs	(7,759)	(7,459)	(6,940)
Purchases of investments	(187,674)	(218,020)	(139,300)
Proceeds from sales and maturities of investments	211,753	198,689	197,701
Cash paid as contingent purchase price for the acquisition of a business	—	—	(6,500)
Proceeds from sales of property and equipment	9	114	327
Decrease in restricted investments held for security deposits	96	—	—
Increase in restricted cash held for note repurchases	—	(5,000)	—
Decrease in restricted cash held for note repurchases	5,000	—	—

Net cash provided by (used in) investing activities	9,083	(33,098)	38,041

Cash flows from financing activities:
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	24,313	169,800	—
Payments on capital leases	(543)	(1,438)	(1,645)
Payments on repurchase of 5 1/2% convertible subordinated notes	(169,386)	(74,000)	—
Repayment of notes receivable for stock	—	2,301	—
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	13,754	8,585	2,807

Net cash (used in) provided by financing activities	(131,862)	105,248	1,162

Effects of exchange rate translation on cash and cash equivalents	1,208	3,013	992

Net (decrease) increase in cash and cash equivalents	(70,334)	57,162	(25,562)
Cash and cash equivalents at beginning of year	105,652	48,490	74,052

Cash and cash equivalents at end of year	$35,318	$105,652	$48,490

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,341	$16,667	$16,689
Non-cash financing and investing activities:
Assets acquired under capital lease obligations and vendor financing	$—	$—	$3,339
Sales of investments in exchange for equity securities	—	—	150
Issuances of common stock in exchange for warrants	—	5	—
Deferred compensation recorded for issuance of deferred stock units and restricted stock	601	638	—
The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2004, 2003 and 2002

						Accumulated
						Other
	Common Stock		Additional	Deferred	Notes	Comprehensive		Total
			Paid-in-	Stock	Receivable	Income	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	for Stock	(Loss)	Deficit	Deficit	(Loss) Income

	(In thousands, except share data)
Balance at December 31, 2001	115,099,317	$1,151	$3,438,706	$(38,888)	$(3,342)	$(515)	$(3,379,878)	$17,234
Comprehensive loss:
Net loss							(204,437)	(204,437)	$(204,437)
Foreign currency translation adjustment						482		482	482
Unrealized losses on investments						(104)		(104)	(104)
Reclassification of unrealized investment losses to realized net loss						119		119	119

Comprehensive loss:									$(203,940)

Issuance of common stock upon the exercise of stock options	2,133,400	21	687					708
Issuance of common stock under employee stock purchase plan	1,244,217	13	2,086					2,099
Interest on notes receivable					(131)			(131)
Deferred compensation for the grant of stock options and the issuance of restricted common stock	275,000	3	2,931	(288)				2,646
Repurchase and cancellation of restricted stock due to employee terminations	(1,091,680)	(11)	(9,772)	8,342				(1,441)
Payment of contingent purchase price for InterVu acquisition			(6,500)					(6,500)
Acceleration of stock option and restricted stock vesting			296	2,852				3,148
Amortization of deferred compensation				18,087				18,087

Balance at December 31, 2002	117,660,254	1,177	3,428,434	(9,895)	(3,473)	(18)	(3,584,315)	(168,090)
Comprehensive loss:
Net loss							(29,281)	(29,281)	$(29,281)
Foreign currency translation adjustment						1,385		1,385	1,385
Unrealized losses on investments						(42)		(42)	(42)
Reclassification of unrealized investment losses to realized net loss						54		54	54

Comprehensive loss:									$(27,884)

Issuance of common stock upon the exercise of stock options and warrants	3,040,684	31	5,850					5,881
Issuance of common stock under employee stock purchase plan	1,537,508	15	2,689					2,704
Interest on notes receivable					(81)			(81)
Settlements of notes receivable					3,554			3,554
Deferred compensation for the grant of stock options and the issuance of restricted common stock and deferred stock units	4,231	—	858	(858)				—
Repurchase and cancellation of restricted stock due to employee terminations	(88,160)	(1)	(826)	642				(185)
Acceleration of stock option and restricted stock vesting and fair value of non-employee options			181	673				854
Amortization of deferred compensation				7,893				7,893

Balance at December 31, 2003	122,154,517	1,222	3,437,186	(1,545)	—	1,379	(3,613,596)	(175,354)
Comprehensive income:
Net income							34,364	34,364	$34,364
Foreign currency translation adjustment						375		375	375
Unrealized losses on investments						(362)		(362)	(362)

Comprehensive income:									$34,377

Issuance of common stock upon the exercise of stock options and warrants	3,019,198	30	8,972					9,002
Issuance of common stock under employee stock purchase plan	1,598,947	16	4,736					4,752
Deferred compensation for the issuance of deferred stock units			601	(601)				—
Repurchase and cancellation of restricted stock due to employee terminations	(863)		(9)	9				—
Acceleration of restricted stock vesting and fair value of non- employee options			92	52				144
Amortization of deferred compensation				1,148				1,148

Balance at December 31, 2004	126,771,799	$1,268	$3,451,578	$(937)	$—	$1,392	$(3,579,232)	$(125,931)

The accompanying notes are an integral part of these consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:
      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and business processes over the Internet. Akamai’s globally distributed platform comprises more than 15,000 servers in more than 950 networks in 69 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing services for accelerating delivery of content and business processes over the Internet.
      The accompanying consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior reported amounts have been made to conform with current year presentation. In connection with preparation of the accompanying consolidated financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $54.4 million and $62.8 million of auction rate securities at December 31, 2003 and 2002, respectively, and to include such amounts as short-term available-for-sale investments. In addition, the Company has made corresponding revisions to the accompanying consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities decreased by $8.4 million in 2003 and cash provided by investing activities decreased by $58.1 million in 2002. This revision in classification does not affect previously reported cash flows from operations or from financing activities.
      In 2002, the Company modified the presentation of the consolidated statement of operations to include in cost of revenue equity-related compensation expense, based on the functional role of the related employee, and depreciation and amortization on its network equipment.

2.	Summary of Significant Accounting Policies and Estimates:

Use of Estimates
      The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America that require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, accounting for long-term contracts, accounts receivable reserves, restructuring reserves, contingencies, amortization and impairment of intangibles, goodwill, capitalized software, depreciation and impairment of property and equipment, deferred tax assets and other-than-temporary losses on investments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.
      In 2004, for the first time since inception, the Company had net income and positive cash flows from operations on a fiscal year basis. The Company’s cash and cash equivalents generated from operations for the year ended December 31, 2004 were $51.2 million. The Company’s cash, cash equivalents, restricted cash, long-term and short-term marketable securities and restricted marketable securities at December 31, 2004 were $108.4 million. The Company believes that its existing cash, cash equivalents, marketable securities, restricted marketable securities and forecasted cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 24 months.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Akamai primarily derives revenue from the sale of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, Akamai recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage exceed the monthly minimum, Akamai recognizes revenue for that excess in the period of the usage. The Company typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from services sold as discrete events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.
      The Company periodically enters into multi-element service arrangements. When the Company enters into such arrangements, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value for the separate elements. For example, objective evidence of fair value would include the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the related service period.
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
      The Company also sells its services through a reseller channel. Assuming all other revenue recognition criteria are met, the Company recognizes revenue from reseller arrangements based on the reseller’s contracted non-refundable minimum purchase commitments over the term of the contract, plus amounts sold by the reseller to its customers in excess of the minimum commitments.
      Akamai recognizes revenue from fixed-fee arrangements and software arrangements that require significant customization or modification using the percentage-of-completion method in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and with the applicable guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company generally recognizes revenue under these arrangements based on the percentage of cost incurred to date compared to the estimated total cost to complete the project. In certain customer arrangements, the Company recognizes revenue based on the progress made toward achieving milestones under the contract. The impact of any change in estimate is recorded prospectively from the date of the change. At the outset of a fixed-fee arrangement, if the Company is not able to estimate the total cost-to-complete, nor able to measure progress towards the achievement of contract milestones, the Company accounts for the arrangement using the completed-contract method of accounting. Under this method, the Company recognizes revenue when the contract is complete and there are no remaining costs or deliverables.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; deferred installation and activation set-up fees; amounts billed under extended payment terms; and maintenance and support fees charged under license arrangements.

Cost of Revenues
      Cost of revenue consists primarily of fees paid to network providers for bandwidth and for housing servers in third-party network data centers, also known as co-location costs. Cost of revenue also includes network operation employee costs, network storage costs, cost of professional services, cost of licenses, depreciation of network equipment used to deliver the Company’s services, amortization of network-related internal-use software and costs for the production of live on-line events. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from one to three years. These contracts generally commit Akamai to pay minimum monthly fees plus additional fees for bandwidth usage above the contracted level. In some circumstances, Internet service providers (“ISPs”) make available to Akamai rack space for the Company’s servers and access to their bandwidth at discounted or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Akamai server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of Akamai’s servers nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

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
      Equity-related compensation is comprised of the following for all periods presented:

(a)	amortization of deferred compensation resulting from the grant of stock options or shares of restricted stock to employees at exercise or sale prices deemed to be less than the fair value of

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the common stock on the grant date, adjusted for cancellations and forfeitures due to employee terminations;

(b)	the intrinsic value of stock options or restricted stock awards, measured at the modification date, for the number of awards where vesting has been accelerated for terminated employees;

(c)	the intrinsic value of stock options or restricted stock issued as equity bonus awards;

(d)	the intrinsic value of deferred stock units;

(e)	the forgiveness of notes receivable issued in connection with the sale of restricted common stock;

(f)	the fair value of equity awards issued to non-employees; and

(g)	equity awards that require variable accounting.
      The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company accounted for stock options issued to employees under the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 (in thousands, except per share data):

	For the Year Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$34,364	$(29,281)	$(204,437)
Add: stock-based employee compensation included in reported net income (loss)	1,200	8,062	21,151
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(55,461)	(47,055)	(52,110)

Pro forma net loss	$(19,897)	$(68,274)	$(235,396)

Basic net income (loss) per share:
As reported	$0.28	$(0.25)	$(1.81)
Pro forma	$(0.16)	$(0.58)	$(2.09)
Diluted net income (loss) per share:
As reported	$0.25	$(0.25)	$(1.81)
Pro forma	$(0.16)	$(0.58)	$(2.09)
      The pro forma results above for the year ended December 31, 2004 reflect the cumulative effect of a change by the Company in its estimate of expected rates of forfeitures of stock-based awards to employees based upon a review of actual forfeitures experienced in prior periods. The cumulative effect of this change in estimate for the year ended December 31, 2004 was to increase stock-based employee compensation expense by approximately $12.3 million.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

	For the Year Ended
	December 31,

	2004	2003	2002

Stock Options:
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate (%)	3.0	2.8	3.8
Volatility (%)	98.9	100.0	132.0
Dividend yield (%)	—	—	—
Weighted average grant date fair value of options granted at market value	$10.90	$3.75	$1.91
Weighted average grant date fair value of options granted at below market value	$—	$—	$2.24
      The fair value of shares purchased under the 1999 Employee Stock Purchase Plan is estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

	For the Year Ended December 31,

	2004	2003	2002

Expected life (years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate (%)	1.88	1.65	1.18
Volatility (%)	129.2	133.0	133.0
Dividend yield (%)	—	—	—
Weighted average fair value of shares purchased	$2.97	$1.76	$1.69
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
      Costs incurred during the application development stage of internal-use software projects are capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include external consulting and payroll and payroll-related costs for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization of the asset commences when the software is complete and placed in service. The Company

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortizes completed internal-use software to cost of revenue over an estimated life of two years. Costs incurred during the planning, training and post implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

Concentrations of Credit Risk and Fair Value of Financial Instruments
      The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. The fair value and the aggregate outstanding principal amount of the Company’s 5 1/2% convertible subordinated notes were approximately $57.6 million and $56.6 million, respectively, as of December 31, 2004. The fair value and the aggregate outstanding principal amount of the Company’s 1% convertible senior notes were approximately $222.0 million and $200.0 million, respectively, as of December 31, 2004. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes to be of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. For the year ended December 31, 2004 and 2003, one customer accounted for 10% and 15%, respectively, of total revenue. For the year ended December 31, 2002, no customers accounted for more than 10% of total revenue. As of December 31, 2004 and 2003, no customer had an accounts receivable balance outstanding more than 10% of total accounts receivable. As a result, concentration of credit risk related to accounts receivable is not significant.
     Taxes
      The Company’s provision for income taxes is comprised of a current and deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.
      The Company currently has significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. The Company provides a full valuation allowance against its deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Despite the Company’s profitability in 2004, as of December 31, 2004, the Company has continued to maintain a full valuation allowance on its tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in the Company’s valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder’s equity and could have a significant impact on earnings in future periods.
      The Company has recorded certain tax reserves to address potential exposures involving its sales and use and franchise tax positions. These potential exposures result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that the Company estimated.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      Akamai has determined that the functional currency of its foreign subsidiaries is the subsidiary’s local currency. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date and revenues and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive loss. Gains and losses on inter-company transactions are recorded in other income (expense), net. For the years ended December 31, 2004, 2003 and 2002, the Company recorded foreign currency gain (loss) of $543,000, ($44,000) and $68,000, respectively.

Cash, Cash Equivalents and Marketable Securities
      Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at amortized cost, which approximates fair value. Restricted cash consists of cash not immediately available that is restricted or segregated for uses other than current operations. As of December 31, 2003, the Company had $5.0 million of restricted cash that was restricted for the repurchase of long-term debt. As of December 31, 2004, the Company did not have restricted cash.
      Short-term marketable securities consist of high quality corporate and government securities with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term marketable securities consist of high quality corporate and government securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to use. As of December 31, 2004 and 2003, the Company had $3.9 million and $4.0 million, respectively, of restricted marketable securities representing irrevocable letters of credit related to facility leases.
      The Company classifies all debt securities and equity securities with readily determinable market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as marketable securities on the consolidated balance sheet and are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss). Investments in the securities of private companies are initially carried at cost. These investments are included in other long-term assets on the consolidated balance sheet. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through loss on investments on the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

Accounts Receivable and Related Reserves
      Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, the Company’s accounts receivable balance includes unbilled accounts that represent revenue recorded for customers which is typically billed within one month. The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts, cash basis customers and service credits. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The Company’s reserve for cash basis customers increases as services are provided to customers where collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received. The Company’s reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits result in a reduction to revenues. Decreases to the reserve are the result of actual credits being issued to customers which have a corresponding reduction to accounts receivable.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimates are used in determining these reserves and are based upon the Company’s review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where the Company no longer believes that the customer has the ability to pay for prior services provided. The Company performs on-going credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the creation of a reserve until the Company receives consistent payments. The Company evaluates customer receivable balances and revises these reserves on a monthly basis. In addition, the Company reserves a portion of revenues as a reserve for service credits. Reserves for service credits are measured based on an analysis of revenue credits to be issued after the month of billing and an estimate for future credits. These credits typically relate to management’s estimate of the resolution of customer disputes and billing adjustments. The Company does not have any off-balance sheet credit exposure related to its customers.

Property and Equipment
      Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment includes purchases with per unit value greater than $1,000 and a useful life greater than one year. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of related lease terms or their estimated useful lives. Property and equipment acquired under capital leases are depreciated over the shorter of the related lease terms or the useful lives of the assets. The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets
      The Company has recorded goodwill and intangible assets as a result of several acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted on January 1, 2002, the Company reclassified the balance of unamortized assembled workforce intangible assets to goodwill as of January 1, 2002. The Company performed an impairment test of goodwill as of January 1, 2004 and 2005. These tests did not result in an impairment to goodwill. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of January 2002. Other intangible assets consist of completed technology and trademarks and trade names arising from the acquisition of businesses and acquired license rights. These intangible assets are amortized using the straight-line method over their estimated useful lives.

Valuation of Other Long-Lived Assets
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

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company previously recorded restructuring expenses and liabilities when management approved and committed the Company to a plan to exit a facility lease, the plan related to leased facilities specifically identified the actions to be taken and the actions were scheduled to begin soon after management approved the plan. Beginning in 2003, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records restructuring liabilities, discounted at the appropriate rate, for facility leases only when the space is both vacated and all actions needed to make the space readily available for sublease have been completed. The Company records restructuring liabilities for estimated costs to terminate a facility lease before the end of its contractual term or for estimated costs that will continue to be incurred under the lease for its remaining term when there is no economic benefit to the Company, net of an estimate of sublease income.

Litigation
      The Company is currently involved in certain legal proceedings. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company reassesses the potential liability related to the Company’s pending litigation and revises its estimate.

Advertising Expense
      The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $130,000, $208,000 and $7.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in advertising expense for the year ended December 31, 2002 is amortization of $5.6 million related to the prepaid advertising contract the Company acquired as a result of its acquisition in April 2000 of InterVu, Inc. As of December 31, 2002, this prepaid advertising asset was fully amortized.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment (revised 2004),” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after July 1, 2005. The Company expects to adopt this standard in July 2005 under the modified prospective transition method. Under this method, a company records compensation expense for all new awards and awards modified, repurchased, or cancelled after the required effective date. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123R to its consolidated results of operations but expects that the adoption will have a material impact.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In September 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 provides guidance on when the dilutive effect of contingently convertible debt securities with a market trigger should be included in diluted earnings per share (“EPS”). The guidance states that these securities should be treated the same as other convertible securities and included in diluted EPS computation, regardless of whether the market price trigger has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and is applied retrospectively. As a result of the adoption of EITF 04-8, the Company’s 1% convertible senior notes, convertible into 12.9 million shares, are now included in diluted earnings per share computation for the year ended December 31, 2004, which has resulted in a reduction in diluted earnings per share of $0.01 for that period.

3.	Net Income (Loss) per Share:
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
      The following table sets forth the components used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	For the Year Ended December 31,

	2004	2003	2002

Numerator:
Net income (loss)	$34,364	$(29,281)	$(204,437)
Add back of interest expense on 1% convertible senior notes	2,851	—	—

Numerator for diluted net income (loss)	$37,215	$(29,281)	$(204,437)
Denominator:
Denominator for basic net income (loss) per common shares	124,407	118,075	112,766
Effect of dilutive securities:
Stock options	9,162	—	—
Warrants	12	—	—
Restricted common stock and deferred stock units	109	—	—
1% convertible senior notes	12,905	—	—

Denominator for diluted net income (loss) per common shares	146,595	118,075	112,766
Basic net income (loss) per common share	$0.28	$(0.25)	$(1.81)
Diluted net income (loss) per common share	$0.25	$(0.25)	$(1.81)

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented because their effect would have been antidilutive (in thousands):

	As of December 31,

	2004	2003	2002

Stock options	3,078	15,359	15,677
Deferred stock units	—	150	—
Warrants	—	77	1,047
Unvested restricted common stock	—	467	1,450
5 1/2% convertible subordinated notes	490	1,957	2,598
1% convertible senior notes	—	11,327	—

Total	3,568	29,337	20,772
4.     Accumulated Other Comprehensive Income:
      Comprehensive income for all periods is equal to net income (loss) adjusted for unrealized gains and losses on investments and foreign currency translation adjustments. Accumulated other comprehensive income consisted of (in thousands):

	December 31,

	2004	2003

Net unrealized loss on investments	$(400)	$(38)
Foreign currency translation adjustments	1,792	1,417

Total accumulated other comprehensive income	$1,392	$1,379

5.	Marketable Securities, Investments and Restricted Cash:
      The following is a summary of marketable securities held by the Company at December 31, 2004 (in thousands):

		Gross
		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$4,975	$—	$7	$4,968
Commercial paper	550	—	—	550
U.S. government agency obligations	13,461	—	63	13,398
U.S. corporate debt securities	51,263	8	338	50,933
Municipal obligations	3,250	—	—	3,250

	$73,499	$8	$408	$73,099

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of marketable securities held by the Company at December 31, 2003 (in thousands):

		Gross
		Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$1,870	$—	$—	$1,870
U.S. government agency obligations	17,646	41	—	17,687
U.S. corporate debt securities	21,025	—	79	20,946
Municipal obligations	57,200	—	—	57,200

	$97,741	$41	$79	$97,703

      Available-for-sale securities by contractual maturity were as follows (in thousands):

	December 31,

	2004	2003

Due in one year or less	$39,034	$63,254
Due after one year through five years	34,065	34,449

	$73,099	$97,703

      As of December 31, 2004, $4.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term marketable securities and $932,000 are classified as short-term marketable securities on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2009. As of December 31, 2003, $5.0 million of the Company’s cash was classified as restricted. The $5.0 million represented cash held by a third party at December 31, 2003 reflecting a commitment by the Company to repurchase $5.0 million in aggregate principal amount of its 5 1/2% convertible subordinated notes. The $5.0 million cash payment was made in January 2004.
      For the year ended December 31, 2004, the Company recorded net losses on investments of approximately $69,000 on the sales of marketable securities. For the year ended December 31, 2003, the Company recorded net gains on investments of $1.6 million, which includes a gain of $1.7 million related to the sale of equity investments in publicly-traded companies offset by losses of $55,000 on the sales of investments in privately-held companies and sales of marketable securities.
      For the year ended December 31, 2002, the Company recorded loss on investments of $6.1 million, including $4.1 million of net investment losses for investments in related parties. Loss on investments during 2002 includes a loss of $4.3 million for the Company’s investment in Netaxs, Inc., a related party, which was realized as a result of a merger transaction between Netaxs and FASTNET Corporation in April 2002. Loss on investments also includes a related party investment gain of $400,000 on the Company’s sale of its equity ownership in Akamai Technologies Japan KK to Softbank Broadmedia Corporation (“SBBM”). In addition, in 2002, the Company recorded losses of $1.4 million, including $150,000 for a related party investment, to adjust the cost basis of its equity investments in publicly-traded companies to fair value as a result of reductions in the market values of such investments that, in the opinion of management, were other-than-temporary. During 2002, the Company also recorded a loss of $960,000 to adjust the carrying amount of its investment in a privately-held company to its estimated fair value. Loss on investments in 2002 also included approximately $149,000 of realized investment gains.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Receivable:
      Net accounts receivable consists of the following (in thousands):

	December 31,

	2004	2003

Trade accounts receivable	$31,175	$21,555
Unbilled accounts	4,580	3,646

Total gross accounts receivable	35,755	25,201
Allowance for doubtful accounts	(928)	(1,241)
Reserve for cash basis customers	(2,375)	(1,725)
Reserve for service credits	(2,119)	(1,508)

Total accounts receivable reserves	(5,422)	(4,474)
Total accounts receivable, net	$30,333	$20,727

7.	Property and Equipment:
      Property and equipment consists of the following (in thousands):

	December 31,
			Estimated Useful
	2004	2003	Lives in Years

Computer and networking equipment	$153,520	$156,970	3
Purchased software	25,941	26,619	3
Furniture and fixtures	4,612	4,711	5
Office equipment	3,690	3,999	3
Leasehold improvements	4,832	4,423	5-7
Production equipment	1,928	1,602	3
Internal-use software	22,158	14,399	2

	216,681	212,723
Accumulated depreciation and amortization	(191,439)	(188,845)

	$25,242	$23,878

      Depreciation and amortization expense on property and equipment and capitalized software costs for the years ended December 31, 2004, 2003 and 2002 was $18.8 million, $47.5 million and $78.5 million, respectively.
      During the year ended December 31, 2004, the Company wrote off approximately $16.2 million of long lived asset costs, with accumulated depreciation and amortization costs of $16.1 million. These write offs represent purchased software and computer and networking equipment that are no longer in use. During the years ended December 31, 2004 and 2003, the Company recorded impairment losses of approximately $91,000 and $853,000, respectively, for the net book value of networking equipment that was deemed to have no remaining fair value. The Company identifies the impaired equipment, consisting of servers that were not used in the Company’s deployed network system, through a comparison of assets confirmed to exist, through either a physical count or remote electronic identification of the asset, to the net book value of the asset as maintained in its financial systems. These impairment losses were recorded as additional depreciation expense and are included in cost of revenue in the consolidated statements of operations for the years ended December 31, 2004 and 2003. During the year ended December 31, 2002, the Company recorded an impairment charge of $979,000, which is included in depreciation expense, for certain impaired long-lived

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets, consisting of computer and network equipment, furniture and fixtures and licensed software. Additionally, during the year ended December 31, 2002, the Company accelerated the amortization of leasehold improvements at its headquarters facility located in Cambridge, Massachusetts, as a result of the move to a new facility. The acceleration of these leasehold improvements resulted in an increase to amortization expense of $5.0 million for the year ended December 31, 2002.
      During the years ended December 31, 2003 and 2002, as a result of restructuring actions undertaken by the Company, the Company wrote-down approximately $272,000 and $3.2 million, respectively, of leasehold improvements and furniture and fixtures. The Company recorded these impairments as non-cash restructuring charges. (See Note 12). No impairments have been recorded during the year ended December 31, 2004 as a result of restructuring activities.
      The Company had equipment acquired under capital leases as follows (in thousands):

	December 31,
			Estimated Useful
	2004	2003	Lives in Years

Office equipment	$375	$375	3
Computer and networking equipment	1,519	1,519	3

	1,894	1,894
Less: accumulated depreciation	(1,666)	(1,270)

	$228	$624

      During the years ended December 31, 2004 and 2003, the Company capitalized $7.8 million and $7.6 million, respectively, of external consulting and payroll and payroll-related costs for the development and enhancement of internal-use software applications. The internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services. The Company recorded impairment charges of $56,000 and $105,000 for in-process internal-use software previously capitalized for projects that were cancelled during the years ended December 31, 2004 and 2003, respectively. These impairments are recorded in research and development expense. The Company amortizes completed internal-use software over an estimated life of two years.
      The following table summarizes capitalized internal-use software costs (in thousands):

	December 31,

	2004	2003

Total costs capitalized	$22,604	$14,789
Less: impairments	(446)	(390)

	22,158	14,399
Less: accumulated amortization	(11,629)	(5,068)

Net book value of capitalized internal-use software	$10,529	$9,331

      In January 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 addresses the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. As a result of adopting this statement, the Company recorded an asset retirement obligation and associated long-lived asset of $109,000 as of January 1, 2003 for the fair value of a contractual obligation to remove leasehold improvements at the conclusion of the Company’s facility lease in Cambridge, Massachusetts. The obligation and asset are classified on the Company’s consolidated balance sheet as of December 31, 2004 as non-current liabilities and property and equipment, respectively. The Company will amortize the asset and accrete the obligation over the remaining

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
life of the associated leasehold improvements. As of December 31, 2004, the Company has approximately $118,000 recorded as the non-current asset obligation.
8.     Goodwill and Other Intangible Assets:
      The Company acquired goodwill and other intangible assets through business acquisitions during 2000. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value.
      The Company adopted SFAS No. 142 in January 2002. Prior to the adoption of SFAS No. 142, the carrying amount of goodwill was $4.0 million. In accordance with the provisions of SFAS No. 142, the Company reclassified to goodwill its assembled workforce intangible assets of approximately $1.0 million. SFAS No. 142 requires the Company to test goodwill for impairment at least annually. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2004 and 2005 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2004 and 2005. The fair value on January 1, 2004 and 2005 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment on January 1, 2006. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of January 1, 2002.
      Prior to the adoption of SFAS No. 142, the Company’s other intangible assets consisted of completed technology, trademarks and trade names, assembled workforce and acquired license rights. In 2002, the Company reclassified assembled workforce to goodwill and concluded that the remaining intangible assets had definite useful lives equivalent to their original useful lives. During the first quarter of 2002, the Company discontinued sales of a service line that utilized technology acquired as part of its acquisition of Network24 Communications, Inc. (“Network24”) in February 2000 and recorded an impairment loss of $2.3 million to adjust the intangible assets related to the Network24 technology to their fair value. The impairment loss was included in amortization of other intangible assets.
      Other intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(26,769)	$—
Trademarks and trade names	4,527	(4,527)	—
Acquired license rights	490	(299)	191

Total	$31,786	$(31,595)	$191

	December 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(26,769)	$—
Trademarks and trade names	4,527	(4,527)	—
Acquired license rights	490	(251)	239

Total	$31,786	$(31,547)	$239

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense for other intangible assets was $48,000, $2.2 million and $11.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decline in intangible amortization expense is due to the full amortization of completed technology and trademarks and trade names. Amortization expense is expected to be $48,000 in 2005 and in each year thereafter through 2008, at which time such assets will have been fully amortized.

9.	Accrued Expenses:
      Accrued expenses consists of the following (in thousands):

	December 31,

	2004	2003

Payroll and other related benefits	$8,797	$7,419
Interest	1,640	8,338
Bandwidth and colocation	5,546	5,058
Property, use and other taxes	13,487	12,878
Legal professional fees	871	446
Other	1,756	1,381

Total	$32,097	$35,520

10.	Commitments, Contingencies and Guarantees:
     Operating and Capital Leases
      The Company leases its facilities and certain equipment under non-cancelable operating leases. These operating leases expire at various dates through April 2010 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company also leases certain equipment under capital leases, which expire at various dates through September 2005. The minimum aggregate future obligations under non-cancelable leases as of December 31, 2004 are as follows (in thousands):

		Capital Leases
	Operating	(including
	Leases	vendor financing)

2005	$6,475	$243
2006	5,747	—
2007	5,038	—
2008	3,427	—
2009	1,350	—
Thereafter	17	—

Total	$22,054	243

Less: interest		11

Total principal obligations		$232

      Rent expense for the years ended December 31, 2004, 2003 and 2002 was $5.6 million, $6.0 million and $9.6 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The contracted amounts payable to the Company by these sublease tenants are approximately $66,000 for the year ending December 31, 2005.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has issued letters of credit in the amount of $3.9 million related to certain of its real estate leases. These letters of credit are collateralized by marketable securities that have been restricted as to use (see Note 5). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.
     Purchase Commitments
      The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2005, 2006 and 2007, the minimum commitments are approximately $9.7 million, $456,000 and $41,000, respectively. The Company had aggregate equipment purchase commitments of approximately $500,000 as of December 31, 2004. This purchase commitment expires in August 2005. Additionally, as of December 31, 2004, the Company has entered into purchase orders with various vendors for aggregate purchase commitments of $5.1 million which is expected to be paid in 2005.
     Litigation
      Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October  28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of Akamai’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The Company believes that it has meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, it intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.
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

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2002, the Company filed suit against Speedera in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access the Company’s confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against the Company seeking monetary damages and injunctive relief and alleging that the Company engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. A trial date has been set for April 18, 2005. The Company believes that it has meritorious defenses to the claims made in Speedera’s cross-claim and intends to contest the allegations vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to this cross-claim.
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

Guarantees
      The Company has identified the guarantees described below as disclosable in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Company evaluates estimated losses for guarantees under SFAS 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the financial statements.
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

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
      The Company leases space in certain buildings, including our corporate headquarters building, under operating leases. The Company has standard indemnification arrangements under those leases that require it to indemnify the landlord against losses, liabilities, and claims incurred in connection with the premises covered by the Company leases, its use of the premises, property damage or personal injury, and breach of the lease agreement, as well as occurrences arising from the Company’s negligence or willful misconduct. The Company also subleases certain space and agrees to indemnify the sublessee for losses caused by the Company’s employees on the premises. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
      The Company entered into three joint ventures in 2001 and 2002, which have since terminated. The terms of the joint venture agreements generally provide that the Company indemnify the joint venture partner against property damage or bodily injury arising from the Company’s negligence or willful misconduct; third party claims of copyright infringement or trade secret theft associated with the software or marks licensed from the Company by the partner; and losses arising from any breach by the Company of its representations and warranties. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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
      The Company licenses technology to certain third parties under license agreements that provide for Akamai to indemnify the third parties against claims of patent and copyright infringement. This indemnity does not apply in the case where the licensed technology has been modified by the third party or combined with other technology, hardware, or data that that the Company has not approved. The term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Convertible Notes:

5 1/2% Convertible Subordinated Notes
      In June 2000, Akamai issued $300.0 million of 5 1/2% convertible subordinated notes due July 1, 2007 for aggregate net proceeds of approximately $290.2 million (net of initial purchaser fees and other offering expenses of $9.8 million). As of December 31, 2004, the Company had $56.6 million in aggregate principal amount of its 5 1/2% convertible subordinated notes outstanding. The 5 1/2% convertible subordinated notes are convertible at any time into the Company’s common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of 5 1/2% convertible subordinated notes), subject to adjustment in certain events. In the event of a change of control, Akamai may be required to repurchase the 5 1/2% convertible subordinated notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 5 1/2% convertible subordinated notes began to accrue as of the issue date and is payable semiannually on January 1 and July 1 of each year, commencing on January 1, 2001. The 5 1/2% convertible subordinated notes are unsecured obligations and are subordinated to all existing and future senior indebtedness of Akamai. Deferred financing costs of $9.8 million, including underwriting fees and other offering expenses, for the 5 1/2% convertible subordinated notes are being amortized over the term of the notes. For the year ended December 31, 2004, amortization of deferred financing costs was approximately $543,000 and for each of the years ended December 31, 2003 and 2002, amortization of deferred financing costs was approximately $1.4 million, respectively.
      During the year ended December 31, 2004, in individually negotiated transactions, the Company repurchased an aggregate of $131.5 million in principal amount of its outstanding 5 1/2% convertible subordinated notes for total cash payments of $133.9 million. The purchase prices ranged between $1,018.00 and $1,023.57 for each $1,000 in principal amount repurchased. Additionally, in February 2004, the Company commenced a tender offer to repurchase up to $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 of principal amount tendered. In March 2004, the Company amended the tender offer to increase the maximum price at which it was willing to repurchase the 5 1/2% convertible subordinated notes to $1,012.50 per $1,000 principal amount of the notes. Pursuant to the tender offer, in March 2004, the Company repurchased $37.9 million in aggregate principal amount of the 5 1/2% convertible subordinated notes for a total cash payment of $38.3 million. The purchase price was $1,012.50 for each $1,000 of principal amount tendered. For the year ended December 31, 2004, the Company amortized the outstanding deferred financing costs relating the repurchased notes and the premium paid of $2.5 million and $2.8 million, respectively, to loss on early extinguishment of debt. Additionally, the Company incurred $1.5 million of advisory services and offering expenses in connection with the tender offer and repurchases, which is included in loss on early extinguishment of debt.
      In December 2003, the Company repurchased $74.0 million of the outstanding 5 1/2% convertible subordinated notes for cash. Additionally, the Company signed agreements to repurchase an additional $15.0 million of the 5 1/2% convertible subordinated notes as of December 31, 2003. These repurchase transactions were completed early in January 2004. As a result of the repurchase of such 5 1/2% convertible subordinated notes, the Company amortized the remaining deferred financing costs for the repurchased $74.0 million 5 1/2% convertible subordinated notes, totaling $1.2 million for the year ended December 31, 2003, to loss on early extinguishment of debt. Additionally, the Company incurred $890,000 of advisory services in connection with the repurchases, which is included in loss from early extinguishment of debt.

1% Convertible Senior Notes
      In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate net proceeds of approximately $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The notes may be converted at the option of the holder in the following circumstances:

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
      The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year, commencing on June 15, 2004. Interest of $1.0 million was paid to the holders of the 1% convertible senior notes in June 2004 and in December 2004. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior indebtedness of Akamai. The 1% convertible senior notes rank senior to all of our subordinated indebtedness, including the 5 1/2% convertible subordinated notes due 2007. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $839,000 and $37,000 for the years ended December 31, 2004 and 2003, respectively. The Company records the amortization of deferred financing costs using the interest method as interest expense in the consolidated statement of operations.

12.	Restructurings and Lease Terminations:
      As of December 31, 2004, the Company had approximately $3.6 million remaining of accrued restructuring liabilities. No restructuring charges were recorded during the year ended December 31, 2004. During the year ended December 31, 2003, the Company recorded restructuring benefits of $8.5 million. As a result of amendments to or terminations of long-term leases, the Company reversed $9.6 million of previously recorded restructuring liabilities, offset by a restructuring charge of $1.1 million for costs relating to the restructuring of a facility located in Europe. The reversals represent the difference between the amount previously estimated for restructuring liabilities and the amounts payable under negotiated agreements for certain leased properties with applicable landlords.
      During the year ended December 31, 2002, the Company recorded restructuring charges of $45.8 million. These charges included $3.6 million for employee severance benefit costs and $42.2 million for facility leases of which $39.0 million represents actual and estimated termination and modification costs, less estimated

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sublease income, for lease facilities and a $3.2 million impairment of leasehold improvements and furniture and fixtures related to the these facilities.
      The following table summarizes the accrual and usage of the restructuring charges (in millions):

		Long-Lived
	Leases	Assets	Severance	Total

Ending balance, December 31, 2001	$27.6	$—	$—	$27.6
Total charge	39.0	3.2	3.6	45.8
Cash payments	(29.1)	—	(3.5)	(32.6)
Non-cash items	—	(3.2)	—	(3.2)

Ending balance, December 31, 2002	37.5	—	0.1	37.6
Total (benefit) charge	(8.6)	0.1	—	(8.5)
Cash payments	(23.7)	—	(0.1)	(23.8)
Non-cash items	—	(0.1)	—	(0.1)

Ending balance, December 31, 2003	5.2	—	—	5.2
Cash payments	(1.6)	—	—	(1.6)

Ending balance, December 31, 2004	$3.6	$—	$—	$3.6

Current portion of accrued restructuring	$1.4			$1.4

Long-term portion of accrued restructuring	$2.2			$2.2

      The restructuring liabilities will be fully paid through August 2007. The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income. As of December 31, 2004, there is approximately $66,000 of sublease income included in the restructuring balance.

13.	Rights Plan and Series A Junior Participating Preferred Stock:
      On September 10, 2002, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2004. In January 2004, the Board of Directors of the Company approved an amendment to the rights plan in which the purchase price of each right issued under the plan increased from $9.00 per share to $65.00 per share.

14.	Stockholders’ Deficit:

Common Stock
      Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2004, the Company had reserved approximately 25.0 million shares of common stock for issuance under its Employee Stock Purchase Plan and upon the exercise of options and deferred stock units under its other stock plans.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Receivable for Stock
      In 1999, in connection with the issuance of restricted common stock, the Company received full recourse notes from its former Chief Financial Officer and former Vice President of Business Development in the amounts of $2,620,000 and $624,000, respectively. On December 31, 2001, the notes issued by the former Vice President of Business Development and the former Chief Financial Officer were each amended and replaced with new full recourse notes in the amounts of $721,000 and $2,619,750, respectively. These new notes bore a rate of interest of 3.97% per annum.
      In July 2003, the Company forgave $1.0 million of the $2.8 million, including accrued interest, due under the note receivable that had been issued to the Company by the former Chief Financial Officer. The remaining $1.8 million due on the note was paid in full in July 2003. In December 2003, the Company forgave $247,000 of the $778,000, including accrued interest, due under the note receivable that had been issued to the Company by the former Vice President of Business Development. The remaining $531,000 due on the note was paid in full in December 2003. The Company recorded the forgiveness of both of these notes receivable of $1.2 million as equity-related compensation during the year ended December 31, 2003.

15.	Stock Plans:
      In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards are granted at the discretion of the Board of Directors and in certain circumstances a committee designated by the Board of Directors. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock and other types of equity awards. The total number of shares of common stock reserved for issuance under the 1998 Plan and the 2001 Plan is 48,255,600 and 5,000,000 shares, respectively. Equity incentives may not be issued to the Company’s directors or executive officers under the 2001 Plan.
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
      Restricted stock awards may be issued under the 1998 Plan to directors, officers, advisors and employees at prices determined by the Board of Directors. Participants’ unvested shares are subject to repurchase by the Company at the original purchase price for between two and four years. Generally, 25% of the shares vest between six months and one year of the date of purchase and, thereafter, the remaining shares vest on a quarterly basis through the fourth anniversary date of purchase. As of December 31, 2004, the Company had the right to repurchase up to 5,188 unvested shares at a price of $0.01 per share.
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

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of restricted stock award activity under the 1998 Plan for the years ended December 31, 2002, 2003 and 2004 is presented below:

		Weighted Average
	Shares	Purchase Price

Restricted Stock Awards Under 1998 Plan
Outstanding at December 31, 2001	17,701,109	$0.34
Issued	275,000	0.00
Repurchased and retired	(1,091,680)	0.01

Outstanding at December 31, 2002	16,884,429	0.36
Issued	4,231	0.00
Repurchased and retired	(88,160)	0.00

Outstanding at December 31, 2003	16,800,500	0.36
Repurchased and retired	(863)	0.00

Outstanding at December 31, 2004	16,799,637	0.36

Vested restricted common stock at December 31, 2004	16,794,449	0.36

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option award activity under the 1998 and 2001 Plans for the years ended December 31, 2002, 2003 and 2004 is presented below:

		Weighted Average
	Shares	Share Price

Stock Option Awards
Outstanding at December 31, 2001	12,774,000	$9.45
Granted	12,022,000	1.98
Exercised	(2,133,000)	0.33
Forfeited	(6,987,000)	9.80

Outstanding at December 31, 2002	15,676,000	4.81
Granted	4,456,000	4.35
Exercised	(2,534,000)	2.32
Forfeited	(2,239,000)	7.61

Outstanding at December 31, 2003	15,359,000	4.68
Granted	3,009,000	14.51
Exercised	(3,012,000)	2.99
Forfeited	(1,230,000)	7.14

Outstanding at December 31, 2004	14,126,000	6.92

      A summary of deferred stock units activity under the 1998 Plan for the years ended December 31, 2003 and 2004 is presented below:

		Weighted Average
	Shares	Share Price

Deferred Stock Unit Awards
Outstanding at December 31, 2002	—	$—
Granted	150,000	0.00

Outstanding at December 31, 2003	150,000	0.00
Granted	39,062	0.00

Outstanding at December 31, 2004	189,062	0.00

Vested deferred stock units at December 31, 2004	50,000	0.00

      As of December 31 2002, options to purchase 4,677,000 shares of common stock were exercisable at a weighted average exercise price of $8.08 per share. As of December 31, 2003, options to purchase 5,716,000 shares of common stock were exercisable at a weighted average exercise price of $7.12 per share. As of December 31, 2003, no deferred stock units were exercisable. During the year ended December 31, 2002, the Company granted approximately 1,409,000 options to purchase common stock with exercise prices below fair market value on the date of grant. The weighted average exercise price of these options in 2002 was $0.47 per share. No options were granted during 2003 and 2004 with exercise prices below fair market value on the date of grant.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable

		Weighted Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Range of	Options	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Outstanding	(in years)	Price	Options	Price

$ 0.01-1.00	1,636,185	6.4	$0.75	1,225,239	$0.71
1.12-1.49	1,266,039	7.7	1.25	210,670	1.24
1.65-2.27	1,991,331	8.6	1.88	1,772,800	1.87
2.50-3.71	841,529	8.0	3.28	639,766	3.25
3.92-5.56	4,024,810	9.3	4.88	1,444,631	4.85
6.35-8.88	222,692	6.9	8.14	199,362	8.23
10.56-15.24	3,794,761	8.1	14.19	1,096,682	14.06
17.75-19.80	178,250	7.8	18.41	57,250	19.80
31.69-39.44	89,732	4.9	35.01	89,732	35.01
61.94-85.00	74,375	3.7	74.89	74,375	74.89
93.94	1,750	5.5	93.94	1,750	93.94
197.50-211.50	4,750	1.4	206.34	4,750	206.34

	14,126,204	8.2	6.92	6,817,007	6.10

Employee Stock Purchase Plan
      In August 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (“1999 ESPP”). The Company reserved 600,000 shares of common stock for issuance under the 1999 ESPP. In May 2001, the Company approved an increase to the amount of shares reserved for issuance under the 1999 ESPP to 3,100,000. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1.5 million shares, provided that the aggregate number of shares issuable under the 1999 ESPP shall not exceed 20,000,000. The 1999 ESPP provides for a two-year offering period that includes four six-month purchase periods and allows participating employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. As of December 31, 2004, approximately $536,000 had been withheld from employees for future purchases under the 1999 ESPP.

Equity-Related Compensation
      For the years ended December 31, 2004, 2003 and 2003, the Company recorded equity-related compensation of $1.3 million, $9.8 million and $21.2 million, respectively. These amounts are included in the consolidated statements of operations as follows (in thousands):

	For the Year Ended
	December 31,

	2004	2003	2002

Cost of revenues	$4	$358	$636
Research and development	118	2,819	4,608
Sales and marketing	549	2,852	6,063
General and administrative	621	3,784	9,888

Total	$1,292	$9,813	$21,195

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Equity-related compensation is comprised of the amortization of deferred compensation, equity award modifications, equity bonuses, equity awards to non-employees and employees and the forgiveness of notes receivable issued in connection with the sale of restricted common stock (see Note 14).

(a)	Deferred Compensation:
      Deferred compensation is recorded for the grant of stock awards or shares of restricted stock to employees or non-employees at exercise or sale prices deemed to be less than the fair market value of the Company’s common stock on the grant date. Deferred compensation is adjusted to reflect cancellations and forfeitures due to employee terminations. For the years ended December 31, 2004, 2003 and 2002, equity-related compensation includes $1.1 million, $7.9 million and $18.1 million, respectively, of deferred compensation amortization. Equity-related compensation for the years ended December 31, 2004, 2003 and 2002 was affected by the following:

Exchange Offer
      In April 2001, the Company communicated to its employees an offer to exchange (the “Exchange Offer”) certain eligible employee stock options previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two stock options for one share of restricted stock. In addition, certain stock options granted in February 2001 were eligible to be exchanged at a ratio of one stock option for two shares of restricted stock. Employees who accepted the Exchange Offer were required to exchange any stock option granted to them after November 3, 2000 (regardless of the exercise price of any such stock option) and to forfeit certain stock options granted to them in October 2000. Until the restricted stock vested, such shares were subject to forfeiture for up to three years from May 2001 in the event the employee left the Company. Generally, 25% of the shares vested after six months and the remaining 75% of the shares vested quarterly thereafter until the third anniversary of the effective date of the Exchange Offer. On April 4, 2001, the Company filed the Exchange Offer as a tender offer with the Securities and Exchange Commission in accordance with Rule 13e-4 of the Securities Exchange Act of 1934, as amended. The Exchange Offer was effective on May 5, 2001, and the Company accepted all stock options tendered.
      As a result of the Exchange Offer, stock options to purchase approximately 6.6 million shares of Akamai common stock were exchanged for approximately 3.4 million shares of restricted stock. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” the Company recorded $36.1 million as deferred compensation for the intrinsic value of the restricted stock issued to employees who accepted the Exchange Offer. The deferred compensation is being amortized over the vesting period of the restricted stock. In May 2004, these restricted shares became fully vested. For the years ended December 31, 2004, 2003 and 2002, $335,000, $3.9 million and $5.9 million, respectively, were amortized to equity-related compensation. As of December 31, 2004, 1.4 million shares had been forfeited and retired as a result of employee terminations, resulting in a reduction in deferred compensation of $14.4 million.

Restricted Stock and Stock Option Awards
      During the year ended December 31, 2002, the Company issued 275,000 shares of restricted stock to officers in exchange for the cancellation of previously issued stock options. The Company recorded deferred compensation of $278,000 for the intrinsic value of the restricted stock, which will be amortized over the vesting period. As of December 31, 2004, these shares were fully vested. The Company amortized $64,000, $136,000 and $26,000 to equity-related compensation for these awards during the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004, as a result of the acceleration of vesting of shares of restricted stock upon termination of an employee, the Company recorded $52,000 relating to outstanding stock-based compensation as equity-related compensation expense.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2001, deferred compensation was increased by $15.1 million as a result of the issuance of 2.2 million shares of restricted common stock at a purchase price of $0.01 per share and the grant of options to purchase 53,000 shares of common stock at an exercise price of $1.17 per share. The deferred compensation will be amortized over the vesting periods of the equity awards. For the years ended December 31, 2004, 2003 and 2002, $227,000, $1.1 million and $5.0 million, respectively, was amortized to equity-related compensation for these awards. As of December 31, 2004, 855,000 shares had been repurchased and retired by the Company as a result of employee terminations, resulting in a reduction in deferred compensation of approximately $185,000 and $1.4 million for the years ended December 31, 2003 and 2002, respectively. No shares were repurchased during 2004.

Deferred Stock Units
      In August 2003, the Company granted 30,000 deferred stock units (“DSUs”) under the Company’s 1998 Stock Incentive Plan, as amended, to each of the five non-employee members of its Board of Directors. These DSUs vest in three equal annual installments over the three-year period following the grant date, so long as the holder continues to provide service as a director of the Company. During 2003, the Company recorded deferred compensation of $615,000 for the intrinsic value of the DSUs. The deferred compensation is being recognized as compensation expense over the expected three-year vesting period. In June 2004, the Company granted an additional 39,062 DSUs to non-employee members of its Board of Directors. The DSUs vest 50% on May 25, 2005 with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter. During 2004, the Company recorded deferred compensation of $601,000 for the intrinsic value of these DSUs. The deferred compensation is being recognized as compensation expense over the expected two-year vesting period. Each of the DSUs granted in 2004 and 2003 represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. For the years ended December 31, 2004 and 2003, the Company amortized approximately $360,000 and $70,000, respectively, to equity-related compensation for these awards.

(b)	Equity Award Modifications:
      Equity-related compensation includes the intrinsic value of modified stock options or restricted stock awards that would have expired as unexercisable had the associated vesting of the awards not been accelerated upon the termination of the employee. For the years ended December 31, 2004, 2003 and 2002, equity-related compensation includes approximately $52,000, $107,000 and $3.2 million, respectively, for equity award modifications.

(c)	Equity Bonus Awards:
      Equity-related compensation includes the intrinsic value of equity awards issued to employees as incentive bonuses. These awards are issued quarterly and annually in accordance with incentive bonus plans. No equity bonus awards were granted in 2004 and 2003. For the year ended December 31, 2002, equity-related compensation includes $1.4 million for equity bonuses. Equity bonuses in 2002 consisted of the grant of options to purchase 1.4 million shares of common stock at a weighted average exercise price of $0.47 per share.

(d)	Equity Awards Issued to Non-Employees:
      The Company has issued equity awards to advisors and other non-employees. The Company recognizes the fair value of these awards in equity-related compensation over the vesting period for the awards pursuant to the requirements of SFAS No. 123.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2003, certain employees terminated their employment with Akamai but continued to provide services to the Company as consultants. Despite the employees’ change in status, outstanding equity awards held by such individuals will vest in accordance with the terms of their original agreements or amendments thereto. The Company began measuring and recognizing the fair value of the outstanding awards commencing upon the change in the individual’s employment status. During the years ended December 31, 2004 and 2003, the Company recorded $92,000 and $503,000, respectively, of compensation expense related to equity awards held by these individuals. Additionally, during 2003, the Company recorded $244,000 of compensation expense for modified restricted stock awards that would have expired as unexercisable had the associated vesting of the awards not been accelerated upon the termination of the non-employee’s service contract.

Warrants
      Prior to its initial public offering in October 1999, the Company issued warrants to investors in connection with borrowings. The Company also became obligated to honor warrants that had been issued by acquired businesses.
      During 2004 and 2003, warrant holders acquired 6,858 and 506,736 shares, respectively, of common stock through warrant exercises. In lieu of the exercise price of these warrants, the holders surrendered to Akamai additional warrants to purchase 1,836 and 447,462 shares of common stock as consideration during 2004 and 2003, respectively. These transactions were in accordance with the terms of the original warrant agreements. The Company recorded the exercise price of these warrants to common stock and additional paid in capital at par value of $0.01. As of December 31, 2004, no warrants were outstanding.

16.	Employee Benefit Plan:
      In January 1999, the Company established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. The Company, at its discretion, provides limited matching of employee contributions to the 401(k) plan. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2004 and 2003. The Company contributed approximately $586,000 of cash to the savings plan for the year ended December 31, 2002. The Company’s contributions vest 25% per annum. For 2005, the Company will make matching contributions of 1/2 of the first 2% of employee contributions taken in 2005 and then will match 1/4 of the next 4% of employee contributions.

17.	Income Taxes:
      The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Domestic	$31,729	$(26,314)	$(203,128)
Foreign	3,407	(2,338)	(817)

Income (loss) before provision (benefit) for income taxes	$35,136	$(28,652)	$(203,945)

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes consists of the following (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Current tax expense (benefit)
Federal	$—	$351	$—
State	1	(50)	—
Foreign	363	328	492
Deferred tax expense (benefit)
Federal	15,930	(6,482)	(67,745)
Foreign	791	(970)	(493)
Change in valuation allowance	(16,313)	7,452	68,238

	$772	$629	$492

      The Company’s effective rate varies from the statutory rate as follows:

	For the Year Ended
	December 31,

	2004	2003	2002

U.S. Federal income tax rate	35.0	(34.0)	(34.0)
State taxes	4.7	1.0	(3.0)
Deferred compensation	21.6	11.6	3.6
Amortization and impairment of intangibles with no tax basis	—	0.1	0.9
Federal & State R&D credits	(4.0)	(4.7)	(0.7)
Unutilized capital loss	1.9	—	—
Change in estimated deferred tax rate	(8.1)	—	—
Investment in foreign earnings	2.3	—	—
Net operating loss increase	(2.8)	—	—
Other	(2.0)	2.2	—
Valuation allowance	(46.4)	26.0	33.4

	2.2%	2.2%	0.2%

      Due to an increase in the Company’s profitability, the federal statutory tax rate at which the Company calculates deferred tax assets and liabilities has been increased from 34% to 35%. Significant components of the Company’s deferred tax assets as of December 31, 2004 and 2003 are shown below. In accordance with SFAS No. 109 “Accounting for Income Taxes,” a valuation allowance for the entire deferred tax asset has been recorded due to uncertainty surrounding its realization. Management believes that based on the weight of available evidence, it is more likely than not that these assets will not be realized. Management reviews the

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
available evidence and the need for a valuation allowance quarterly. The components of the net deferred tax asset and the related valuation allowance are as follows (in thousands):

	December 31,

	2004	2003

Net operating loss and credit carryforwards	$297,684	$293,288
Depreciation and amortization	44,770	38,417
Compensation costs	1,069	755
Restructuring	15,837	16,287
Other	7,074	5,553

Deferred tax assets	366,434	354,300
Deferred tax liabilities	(1,126)	(351)

Valuation allowance	(366,434)	(354,300)

Net deferred tax asset and liabilities	$(1,126)	$(351)

      As of December 31, 2004 the Company had federal and state net operating losses of $1,204 million that expire at various dates through 2024. The Company also had foreign net operating loss carryforwards of approximately $11.2 million. The foreign net operating loss carryforwards have no expiration dates. For the year ended December 31, 2004, the Company generated book income but continued to have tax losses primarily due to tax deductions resulting from the exercise of stock options. As of December 31, 2003 the Company had federal and state net operating losses of $1,174 million that expire at various dates through 2023. The Company also had foreign net operating loss carryforwards of approximately $11.9 million. Approximately $118 million of the net operating loss carryforwards available for federal income tax purposes relate to the exercises of non-qualified stock options and disqualifying dispositions of incentive stock options and employee stock purchase plan options, the tax benefit from which, if realized, will be credited to additional paid-in capital. The Company also has federal and state tax credit carryforwards as of December 31, 2004 and December 31, 2003 of approximately $13.8 million and $11.2 million, respectively that expire at various dates through 2024. Tax benefits on federal and state tax credit carryforwards arising from the exercise of stock options were $3.9 million and $3.1 million for 2004 and 2003, respectively. The tax benefits, if realized, will be credited to additional paid-in capital. The Company also has capitalized research and development costs of $27 million arising from exercises of stock options, the tax benefits of which, if realized, will be credited to additional paid-in capital. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of the Company’s acquired net operating loss and credit carryforwards may be subject to annual limitations due to a change in ownership of more than 50%.

18.	Transactions with Related Parties:
      The Company did not have any related party transactions during the year ended December 31, 2004. During the years ended December 31, 2003 and 2002, the Company recognized revenue from related parties as follows (in thousands):

	For the Year
	Ended
	December 31,

	2003	2002

Akamai Australia	$137	$24
Akamai Technologies Japan K.K. and SBBM	—	8,931
Sockeye Networks, Inc.	—	835

Total	$137	$9,790

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company formed Akamai Australia in August 2002 as a joint venture with ES Group Ventures Pty Ltd (“ES Ventures”). The Company owned 40% of Akamai Australia and accounted for its investment under the equity method. No losses of the joint venture were recognized because Akamai’s basis in its investment in Akamai Australia was zero. Upon inception of the joint venture, the Company entered into a five-year distribution agreement with Akamai Australia under which Akamai Australia was required to make quarterly payments to the Company in accordance with minimum resale commitments. In June 2003, Akamai and ES Ventures terminated the joint venture. In accordance with the termination agreement, Akamai removed its representatives from the joint venture’s board of directors and surrendered its 40% interest in the entity. ES Ventures agreed to wind down the affairs of the joint venture and was responsible for settling all of the joint venture’s obligations. The distribution agreement was terminated, and Akamai forgave all amounts due under the agreement. The Company purchased all customer contracts from the former joint venture for a fee of $472,000 and agreed to continue to service these customers under the terms of their existing contracts. The fee was recorded as an asset and was fully amortized against the revenue of these customers during the year ended December 31, 2003.
      In December 2002, Akamai sold its 40% equity interest in Akamai Technologies Japan K.K., formerly a joint venture between Akamai and Softbank Broadmedia (“SBBM”). For the year ended December 31, 2002, the Company recognized $4.1 million under a reseller agreement with Akamai Technologies Japan K.K. Akamai also recognized $4.8 million under a technology license agreement with SBBM during the year ended December 31, 2002 which was considered a related party at the time the revenue was recognized due to SBBM’s relationship with Akamai Technologies Japan K.K. In January 2003, the Company formed a wholly-owned subsidiary in Japan through which it sells Akamai services and supports its reseller relationships.
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
      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of December 31, 2004, Akamai operated in one business segment: providing global services for accelerating and improving the delivery of content and business processes over the Internet.
      The Company deploys its servers into networks worldwide. As of December 31, 2004, the Company had approximately $22.4 million and $2.8 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2003, the Company had approximately $21.3 million and $2.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For the years ended December 31, 2004 and 2003, approximately 19% and 16%, respectively, of revenues was derived from the Company’s operations outside the United States, of which 14% and 13% of overall revenues, respectively, relates to Europe. For the year ended December 31, 2002, approximately 13% of revenues was derived from the Company’s operations outside the United States, of which 10% of overall revenues relates to Europe. No single country accounted for 10% or more of revenues derived outside of the United States.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Results (unaudited):
      The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2004 and 2003. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below for a fair presentation of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. In 2004, in accordance with EITF 04-8, the Company modified the presentation of diluted EPS computation to include the dilutive effect of contingently convertible debt securities with a market trigger. All quarterly earnings per share amounts presented below reflect this modification.

	For the Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004

	(In thousands, except per share data)
Revenues	$48,367	$50,786	$53,286	$57,576
Cost of revenues	$12,146	$11,083	$11,748	$11,173
Net income	$2,921	$6,803	$11,249	$13,391
Basic net income per share	$0.02	$0.06	$0.09	$0.11
Diluted net income per share	$0.02	$0.05	$0.08	$0.10
Basic weighted average common shares outstanding	122,104	123,645	125,618	126,261
Diluted weighted average common shares outstanding	133,825	146,408	147,294	147,306

	For the Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003

	(In thousands, except per share data)
Revenues	$36,564	$37,759	$41,767	$45,169
Cost of revenues	$17,818	$15,764	$14,207	$13,055
Net loss	$(8,647)	$(14,646)	$(3,909)	$(2,079)
Basic and diluted net loss per share	$(0.07)	$(0.13)	$(0.03)	$(0.02)
Weighted average common shares outstanding	116,398	117,109	118,596	120,198

21.	Subsequent Events
      On March 16, 2005, the Company entered into an agreement to acquire all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera Networks, Inc. (“Speedera”) by issuing approximately 12 million shares of Akamai common stock, valued at approximately $130 million based on the closing stock price of the Akamai common stock on the NASDAQ National Market on March 15, 2005. The acquisition is expected to be accounted for by Akamai under the purchase method of accounting and is expected to close during the quarter ended June 30, 2005, subject to various regulatory approvals. The merger agreement provides for a stay of all existing litigation between the Company and Speedera until the closing of the merger or any earlier termination of the merger agreement. Upon the closing, all lawsuits between the Company and Speedera would be released.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Management’s Annual Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report which is included in Item 8 of this annual report Form 10-K.

(c) Changes in Internal Control over Financial Reporting
      No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The complete response to this Item regarding the backgrounds of our executive officers and directors and other information contemplated by Items 401, 405 and 406 of Regulation S-K will be contained in our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and is incorporated herein.
      Our executive officers and directors and their positions as of March 1, 2005, are as follows:

Name	Position

George H. Conrades	Chairman of the Board of Directors and Chief Executive Officer
Paul Sagan	President, CEO-Elect and Director
F. Thomson Leighton	Chief Scientist and Director
Lisa Arthur	Chief Marketing Officer
Robert Cobuzzi	Chief Financial Officer
Melanie Haratunian	Vice President and General Counsel
Robert W. Hughes	Executive Vice President, Global Sales and Services
Chris Schoettle	Executive Vice President, Technology, Networks and Support
Martin M. Coyne II	Director
C. Kim Goodwin	Director
Ronald L. Graham	Director
William A. Halter	Director
Pete Kight	Director
Frederic V. Salerno	Director
Naomi O. Seligman	Director
      Our directors are elected to serve in classes as follows:

Class I — term expires at our 2006 annual meeting of stockholders:

George H. Conrades
Martin M. Coyne II
C. Kim Goodwin
Paul Sagan

Class II — term expires at our 2007 annual meeting of stockholders:

Ronald L. Graham
F. Thomson Leighton
Naomi O. Seligman

Class III — term expires at our 2005 annual meeting of stockholders:

William A. Halter
Frederic V. Salerno
Pete Kight
      We have adopted a written code of business ethics that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions. We comprehensively amended our code of business ethics in 2004. The text of our amended code of ethics is available on our website at www.akamai.com. We did not waive any provisions of the code of business ethics during the year ended

December 31, 2004. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the sections captioned “Executive Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Comparative Stock Performance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the sections captioned “Voting Securities and Votes Required” and “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Principal Accountant Fees and Services.
      The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the sections captioned “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) The following documents are included in this annual report on Form 10-K.

1.	Financial Statements (see Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2.	The schedule listed below and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this annual report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
Schedule II — Valuation and Qualifying Accounts	S-2
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

March 16, 2004	AKAMAI TECHNOLOGIES, INC.

By: /s/ Robert Cobuzzi Robert Cobuzzi Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George H. Conrades George H. Conrades	Chairman and Chief Executive Officer and Director (Principal executive officer)	March 16, 2005

/s/ Robert Cobuzzi Robert Cobuzzi	Chief Financial Officer (Principal financial and accounting officer)	March 16, 2005

/s/ Martin M. Coyne II Martin M. Coyne II	Director	March 16, 2005

/s/ C. Kim Goodwin C. Kim Goodwin	Director	March 16, 2005

/s/ Ronald L. Graham Ronald L. Graham	Director	March 16, 2005

/s/ William A. Halter William A. Halter	Director	March 16, 2005

/s/ Peter Kight Peter Kight	Director	March 16, 2005

/s/ F. Thomson Leighton F. Thomson Leighton	Director	March 16, 2005

/s/ Paul Sagan Paul Sagan	Director	March 16, 2005

/s/ Frederic V. Salerno Frederic V. Salerno	Director	March 16, 2005

/s/ Naomi O. Seligman Naomi O. Seligman	Director	March 16, 2005

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors
of Akamai Technologies, Inc.:
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2005 appearing in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2005

S-1

AKAMAI TECHNOLOGIES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance at
	beginning of	Charged to			end of
Description	period	operations	Other	Deductions	period

Year ended December 31, 2002:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$11,706	3,937	—	(9,850)	$5,793
Deferred tax asset valuation allowance	$267,157	68,238	1,982	—	$337,377
Year ended December 31, 2003:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$5,793	5,501	—	(6,820)	$4,474
Deferred tax asset valuation allowance	$337,377	7,452	9,471	—	$354,300
Year ended December 31, 2004:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,474	5,044	—	(4,096)	$5,422
Deferred tax asset valuation allowance	$354,300	(16,313)	28,447	—	$366,434

S-2

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(B)	Amended and Restated By-Laws of the Registrant
3	.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant
4	.1(B)	Specimen common stock certificate
4	.2(N)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association
4	.3(D)	Indenture, dated as of June 20, 2000, by and between the Registrant and State Street Bank and Trust Company
4	.4(N)	Registration Rights Agreement, dated as of December 12, 2003, by and between the Registrant and Credit Suisse First Boston LLC
4	.5(H)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.
4	.6(O)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent
10	.1(P)	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended
10	.2(B)	Form of Restricted Stock Agreement granted under the 1998 Stock Incentive Plan of the Registrant
10	.3(B)	Form of Incentive Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant
10	.4(B)	Form of Nonstatutory Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant
10	.5(B)	1999 Employee Stock Purchase Plan, as amended
10	.6(I)	2001 Stock Incentive Plan of the Registrant
10	.7(E)	Lease Termination Agreement, dated as of March 18, 2002, by and between the Registrant and Massachusetts Institute of Technology
10	.8(E)	Sublease Agreement, dated as of May 3, 2002, by and between the Registrant and Novell, Inc., as amended by a First Amendment dated as of June 6, 2002
10	.9(F)	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and George Conrades
10	.10(F)	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and Paul Sagan
10	.11(G)	Office Lease, dated June 30, 2000, between the Registrant and San Tomas Properties, LLC
10	.12(G)	Agreement, dated November 6, 2002, between the Registrant and San Tomas Properties, LLC
10	.13(J)	Incentive Stock Option Agreement, dated as of November 18, 2002, between the Registrant and Robert Cobuzzi
10	.14(B)	Patent and Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology
10	.15(K)	Amendment to Real Estate Lease, dated May 5, 2003, between the Registrant and San Tomas Properties, LLC
10	.16(L)	Incentive Stock Option Agreement, dated May 15, 2003, between the Registrant and Chris Schoettle
@10	.17(Q)	Akamai Services Customer Agreement, dated as of September 1, 2004, between the Registrant and Microsoft Corporation
10	.18(M)	Form of Deferred Stock Unit Agreement for Non-Employee Directors of the Registrant
10	.19(J)	Employment Offer Letter, dated as of February 15, 2001, between the Registrant and Chris Schoettle

Exhibit
Number		Description

10	.20(R)	Employment Offer Letter, dated as of August 21, 2003, between the Registrant and Melanie Haratunian
10	.21(S)	Agreement, dated as of March 15, 2004, between the Registrant and Michael Ruffolo
10	.22(Q)	Employment offer letter agreement dated June 4, 2004 by and between the Registrant and Lisa Arthur
10	.23(T)	Form of Office of the CEO Cash Incentive Plan
10	.24(T)	Form of Executive Severance Pay Plan
10	.25(U)	Purchase Agreement, dated as of December 8, 2003, by and between the Registrant and Credit Suisse First Boston LLC
10.25		Employment offer letter agreement dated January 4, 2005 by and between the Registrant and Paul Sagan
10.26		Incentive Stock Option Agreement, dated February 14, 2005, between the Registrant and Paul Sagan
10.27		Summary of the Registrant’s Compensatory Arrangements with Non-Employee Directors
10.28		Summary of the Registrant’s Compensatory Arrangements with Executive Officers
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2000.

(E)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2002.

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

(G)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(H)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.

(J)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.

(K)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003.

(L)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.

(M)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2003.

(N)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.

(O)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.

(P)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.

(Q)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2004.

(R)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004.

(S)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004.

(T)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2005.

(U)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2003.

@	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.