Form 10-Q
period 2005-03-31
AKAMAI TECHNOLOGIES INC
filed 2005-05-10
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number 0-27275
Akamai Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
8 Cambridge Center
Cambridge, MA 02142
(617) 444-3000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares outstanding of the registrant’s common stock as of May 6, 2005: 127,675,753 shares.

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended March 31, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,881	$35,318
Marketable securities (including restricted securities of $932 at March 31, 2005 and December 31, 2004, respectively)	44,534	35,312
Accounts receivable (net of reserves of $4,371 and $5,422 at March 31, 2005 and December 31, 2004, respectively)	34,285	30,333
Prepaid expenses and other current assets	6,337	7,706

Total current assets	125,037	108,669
Property and equipment, net	31,007	25,242
Marketable securities	29,884	34,065
Restricted marketable securities	3,722	3,722
Goodwill	4,937	4,937
Other intangible assets, net	179	191
Other assets	6,844	5,917

Total assets	$201,610	$182,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,202	$10,349
Accrued expenses	32,903	32,097
Deferred revenue	2,816	2,695
Current portion of obligations under capital leases and vendor financing	98	232
Current portion of accrued restructuring	1,380	1,393

Total current liabilities	50,399	46,766
Accrued restructuring, net of current portion	1,920	2,259
Other liabilities	3,180	3,035
1% convertible senior notes	200,000	200,000
5 1/2% convertible subordinated notes	56,614	56,614

Total liabilities	312,113	308,674

Commitments, contingencies and guarantees (Note 16)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 127,399,804 shares issued and outstanding at March 31, 2005; 126,771,799 shares issued and outstanding at December 31, 2004	1,274	1,268
Additional paid-in capital	3,453,220	3,451,578
Deferred compensation	(713)	(937)
Accumulated other comprehensive income	869	1,392
Accumulated deficit	(3,565,153)	(3,579,232)

Total stockholders’ deficit	(110,503)	(125,931)

Total liabilities and stockholders’ deficit	$201,610	$182,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,

	2005	2004

	(In thousands, except per
	share data)
Revenues:
Services	$59,579	$47,431
Software and software-related	517	936

Total revenues	60,096	48,367

Cost and operating expenses:
Cost of revenues	11,524	12,146
Research and development	3,629	2,694
Sales and marketing	16,745	14,010
General and administrative	11,839	11,197
Amortization of other intangible assets	12	12

Total cost and operating expenses	43,749	40,059

Income from operations	16,347	8,308
Interest income	598	598
Interest expense	(1,611)	(3,756)
Other expense, net	(726)	(138)
Loss on early extinguishment of debt	—	(2,018)
Gain on investments, net	—	11

Income before provision for income taxes	14,608	3,005
Provision for income taxes	529	84

Net income	$14,079	$2,921

Net income per share:
Basic	$0.11	$0.02
Diluted	$0.10	$0.02
Shares used in per share calculation:
Basic	127,051	122,104
Diluted	147,282	133,825
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income	$14,079	$2,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,140	6,497
Equity-related compensation	227	533
Deferred taxes	158	30
Non-cash portion of loss on early extinguishment of debt	—	977
Loss on investments, property and equipment and foreign currency, net	227	156
Provision for doubtful accounts	413	(206)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,761)	(3,333)
Prepaid expenses and other current assets	777	2,474
Accounts payable and accrued expenses	4,878	(2,204)
Accrued restructuring	(352)	(450)
Deferred revenue	281	1,173
Other noncurrent assets and liabilities	(1,365)	68

Net cash provided by operating activities	18,702	8,636

Cash flows from investing activities:
Purchases of property and equipment	(7,598)	(1,288)
Capitalization of internal-use software costs	(2,121)	(1,754)
Proceeds from sales of property and equipment	—	9
Purchases of investments	(10,544)	(121,418)
Proceeds from sales and maturities of investments	5,203	171,725
Decrease in restricted cash held for note repurchases	—	5,000

Net cash (used in) provided by investing activities	(15,060)	52,274

Cash flows from financing activities:
Payments on capital leases	(134)	(131)
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	—	24,313
Repurchase and retirement of 5 1/2% convertible subordinated notes	—	(62,873)
Proceeds from the issuance of common stock under stock option plans	1,643	2,178

Net cash provided by (used in) financing activities	1,509	(36,513)

Effects of exchange rate translation on cash and cash equivalents	(588)	(568)

Net increase in cash and cash equivalents	4,563	23,829
Cash and cash equivalents, beginning of period	35,318	105,652

Cash and cash equivalents, end of period	$39,881	$129,481

Supplemental disclosure of cash flow information:
Cash paid for taxes	$229	$—
Cash paid for interest	$1,570	$8,772
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation
      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and business processes over the Internet. Akamai’s globally distributed platform comprises more than 16,000 servers in nearly 1,000 networks in 69 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing global services for accelerating and improving delivery of content and business processes over the Internet.
      The accompanying condensed consolidated financial statements of Akamai have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2004, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, these unaudited statements include all adjustments and accruals consisting only of normal recurring adjustments that are necessary for a fair presentation of the results of all interim periods reported herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Akamai’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for future periods.
      The accompanying condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation. In connection with the preparation of the accompanying condensed consolidated financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has made revisions to the accompanying condensed consolidated statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $51.1 million for the three months ended March 31, 2004. This revision in classification does not affect previously reported cash flows from operations or from financing activities for any period.

2.	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards(“SFAS”) No. 123R, “Share-Based Payment (revised 2004),” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. The Company expects to adopt this standard as of the beginning of fiscal year 2006 under the modified prospective transition method. Under this method, a company records compensation expense for all new awards and awards modified, repurchased, or cancelled after the required effective date. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosure in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
SFAS No. 123R to its consolidated results of operations but expects that the adoption will have a material impact. The pro forma information included in Note 3 reflects what the impact of applying SFAS No. 123R would have been for periods presented.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 was issued to assist preparers by providing guidance regarding the application of SFAS No. 123R. SAB No. 107 describes the Staff’s views on share-based payment transactions with non-employees and covers key topics including valuation models, expected volatility and expected term. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R during the first quarter of 2006.

3.	Equity-Related Compensation
      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock grants, deferred stock units and stock options granted where the exercise price is below the market price on the date of grant. Akamai applies the provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation,” through disclosure only for stock-based awards issued to employees and directors. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.
      The following table illustrates the effect on net income and net income per share if the Company had accounted for stock options issued to employees and directors under the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share data):

	For the
	Three Months Ended
	March 31,

	2005	2004

Net income, as reported	$14,079	$2,921
Add: stock-based employee compensation included in reported net income	221	491
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(7,527)	(10,803)

Pro forma net income (loss)	$6,773	$(7,391)

Basic net income (loss) per share:
As reported	$0.11	$0.02
Pro forma	$0.05	$(0.06)
Diluted net income (loss) per share:
As reported	$0.10	$0.02
Pro forma	$0.05	$(0.06)

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The fair value of each option granted during the three months ended March 31, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the
	Three Months Ended
	March 31,

	2005	2004

Expected life (years)	5.0	5.0
Risk-free interest rate (%)	3.8	2.9
Volatility (%)	81.9	100.0
Dividend yield (%)	—	—
      During the three months ended March 31, 2005 and 2004, the weighted average fair value of options granted at market value on the date of grant was $8.12 and $10.92, respectively, per share.

4.	Net Income per Share
      Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable quarter. Diluted net income per share is computed using the weighted average number of common shares outstanding during the quarter, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, deferred stock units, warrants, unvested restricted common stock and convertible notes.
      The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the
	Three Months Ended
	March 31,

	2005	2004

Numerator:
Net income	$14,079	$2,291
Add back of interest expense on 1% convertible senior notes	710	—

Numerator for diluted net income	$14,789	$2,291

Denominator:
Denominator for basic net income per common share	127,051	122,104
Effect of dilutive securities:
Stock options	7,154	278
Warrants	—	33
Restricted common stock and deferred stock units	132	11,410
1% convertible senior notes	12,945	—

Denominator for diluted net income per common share	147,282	133,825

Basic net income per common share	$0.11	$0.02
Diluted net income per common share	$0.10	$0.02

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following potential common shares have been excluded from the computation of diluted net income per share for the periods presented because their effect would have been antidilutive (in thousands):

	As of
	March 31,

	2005	2004

Stock options	4,527	3,023
Warrants	—	36
1% convertible senior notes	—	12,945
5 1/2% convertible subordinated notes	490	1,413

Total	5,017	17,417

5.	Comprehensive Income
      The following table presents the calculation of comprehensive income and its components (in thousands):

	For the
	Three Months Ended
	March 31,

	2005	2004

Net income	$14,079	$2,921
Other comprehensive income:
Foreign currency translation adjustment	(223)	(176)
Unrealized (loss) gain on investments	(300)	160

Comprehensive income	$13,556	$2,905

      For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2005	2004

Foreign currency translation adjustment	$1,569	$1,792
Net unrealized loss on investments	(700)	(400)

Total accumulated other comprehensive income	$869	$1,392

6.	Restricted Marketable Securities
      As of March 31, 2005, the Company had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term marketable securities and $932,000 are classified as short-term marketable securities on the condensed consolidated balance sheet dated as of March 31, 2005. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2009.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7.	Concentration of Credit Risk
      Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. As of March 31, 2005, one customer accounted for approximately 11% of the Company’s accounts receivable balance. No other customer accounted for 10% or more of accounts receivable as of March 31, 2005 or as of December 31, 2004.

8.	Accounts Receivable
      Net accounts receivable consists of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2005	2004

Trade accounts receivable	$34,256	$31,175
Unbilled accounts	4,400	4,580

Total gross accounts receivable	38,656	35,755

Allowance for doubtful accounts	(1,327)	(928)
Reserve for cash basis customers	(1,683)	(2,375)
Reserve for service credits	(1,361)	(2,119)

Total accounts receivable reserves	(4,371)	(5,422)

Total accounts receivable, net	$34,285	$30,333

9.	Asset Retirement Obligation
      In January 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. As a result of adoption of this statement, the Company recorded an asset retirement obligation and associated long-lived asset of $109,000 as of January 1, 2003 for the fair value of a contractual obligation to remove leasehold improvements at the conclusion of the Company’s facility lease in Cambridge, Massachusetts. The obligation and asset are classified on the Company’s condensed consolidated balance sheet as of March 31, 2005 as non-current liabilities and property and equipment, respectively. The Company will amortize the asset and accrete the obligation over the remaining life of the associated leasehold improvements. As of March 31, 2005, the Company has approximately $120,000 recorded as the non-current asset obligation.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2005	2004

Payroll and benefits	$9,489	$8,797
Interest	1,361	1,640
Bandwidth and co-location fees	5,818	5,546
Property, use and other taxes	12,701	13,487
Legal professional fees	2,011	871
Other	1,523	1,756

Total	$32,903	$32,097

11.	Restructurings and Lease Terminations
      As of March 31, 2005, the Company had $3.3 million of accrued restructuring liabilities. No restructuring charges were recorded during the three months ended March 31, 2005 and 2004.
      The following table summarizes the restructuring activity for the three months ended March 31, 2005 (in millions):

Restructuring
Liabilities

Ending balance, December 31, 2004	$3.6
Cash payments during the three months ended March 31, 2005	(0.3)

Ending balance, March 31, 2005	$3.3

Current portion of accrued restructuring liabilities	$1.4

Long-term portion of accrued restructuring liabilities	$1.9

      All existing restructuring liabilities will be fully paid through August 2007. The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income. As of March 31, 2005, there was approximately $33,000 of estimated future sublease income netted in the restructuring balance.

12.	Convertible Notes

5 1/2% Convertible Subordinated Notes
      In June 2000, Akamai issued $300.0 million in aggregate principal amount of 5 1/2% convertible subordinated notes due July 1, 2007 for aggregate net proceeds of $290.2 million (net of initial purchaser fees and other offering expenses of $9.8 million). As of March 31, 2005, the Company had $56.6 million in aggregate principal amount of its 5 1/2% convertible subordinated notes outstanding. The 5 1/2% convertible subordinated notes are convertible at any time into the Company’s common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of 5 1/2% convertible subordinated notes), subject to adjustment in certain events. In the event of a change of control, Akamai may be required to repurchase the 5 1/2% convertible subordinated notes at a repurchase price of 100% of the

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
principal amount together with accrued and unpaid interest. Interest on the 5 1/2% convertible subordinated notes began to accrue as of the issue date and is payable semiannually on January 1 and July 1 of each year. The 5 1/2% convertible subordinated notes are unsecured obligations and are subordinated to all existing and future senior indebtedness of Akamai. Deferred financing costs of $9.8 million, including underwriting fees and other offering expenses, for the 5 1/2% convertible subordinated notes are being amortized over the term of the notes. For the three months ended March 31, 2005 and 2004, amortization of deferred financing costs was $66,000 and $233,000, respectively.
      During the three months ended March 31, 2004, in individually negotiated transactions, the Company repurchased an aggregate of $25.0 million in principal amount of its outstanding 5 1/2% convertible subordinated notes at a repurchase price equal to 100% of the principal amount plus accrued interest. Additionally, in February 2004, the Company commenced a tender offer to repurchase up to $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 of principal amount tendered. In March 2004, the Company amended the tender offer to increase the maximum price at which it was willing to repurchase the 5 1/2% convertible subordinated notes to $1,012.50 per $1,000 principal amount of the notes. Pursuant to the tender offer, in March 2004, the Company repurchased $37.9 million in aggregate principal amount of the 5 1/2% convertible subordinated notes for a total cash payment of $38.3 million. The purchase price was $1,012.50 for each $1,000 of principal amount tendered. For the three months ended March 31, 2004, the Company amortized the outstanding deferred financing costs relating the repurchased notes and the premium paid of $977,000 and $474,000, respectively, to loss on early extinguishment of debt. Additionally, the Company incurred $567,000 of advisory services and offering expenses in connection with the tender offer and repurchases, which is included in loss on early extinguishment of debt.

1% Convertible Senior Notes
      In December 2003 and January 2004, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate net proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The notes may be converted into shares of the Company’s common stock at the option of the holder in the following circumstances:

•	during any calendar quarter commencing after March 31, 2004, if the closing sale price of the common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price in effect on such last trading day;

•	if the convertible notes are called for redemption;

•	if the Company makes specified distributions on its common stock or engages in specified transactions; or

•	during the five trading day period immediately following any ten consecutive trading day period in which the trading price per $1,000 principal amount of the convertible notes for each day of such ten day period is less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of its common stock issuable upon conversion of $1,000 principal amount of the convertible notes.
      The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior indebtedness of Akamai. The 1% convertible senior notes rank senior to all of our subordinated indebtedness, including the 5 1/2% convertible subordinated notes due 2007. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $210,000 and $208,000 for the three months ended March 31, 2005 and 2004, respectively. Using the interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

13.	Equity
      On April 21, 2005, the Company’s Board of Directors approved amendments to the Company’s 1999 Employee Stock Purchase Plan (“1999 ESPP”). The amendments to the 1999 ESPP are as follows: the duration of the offering periods was changed from 24 months to six months; the number of times a participant may elect to change his or her percentage was changed from four times to two times; the definition of “compensation” was amended to clarify that it includes cash bonuses and other cash incentive payments; and a provision was added to clarify that upon termination of an offering period, each eligible participant will be automatically enrolled in the next offering period. The amendments will be effective as of June 1, 2005, the commencement of the next offering period under the 1999 ESPP.

14.	Segment and Enterprise-Wide Disclosure
      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of March 31, 2005, Akamai operated in one business segment: providing global services for accelerating and improving the delivery of content and business processes over the Internet.
      The Company deploys its servers into networks worldwide. As of March 31, 2005, the Company had approximately $26.2 million and $4.8 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2004, the Company had approximately $22.4 million and $2.8 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For the three months ended March 31, 2005, approximately 20% of the Company’s revenues were derived from the Company’s operations outside the United States, including 16% of total revenues derived from Europe. For the three months ended March 31, 2004, approximately 19% of the Company’s revenues were derived from the Company’s operations outside the United States, including 15% of total revenues derived from Europe. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For the three months ended March 31, 2005, no customer accounted for more than 10% of total revenues. For the three months ended March 31, 2004, one customer accounted for 11% of total revenues. No other customers accounted for more than 10% of revenues for any other period reported in these condensed consolidated financial statements.

15.	Income Taxes and Reserves
      The Company’s provision for income taxes is comprised of a current and deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
year. The deferred income tax provision is calculated based on changes in the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.
      The Company currently has significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences. The Company provides a full valuation allowance of approximately $361.0 million against its deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Despite the Company’s profitability in the fiscal year ended December 31, 2004 and during the first quarter of 2005, the Company will continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized. A significant decrease in the Company’s valuation allowance would result in an immediate material income tax benefit and an increase in total assets and stockholder’s equity and could have a significant impact on the Company’s earnings in future periods.
      The Company has recorded certain tax reserves to address potential exposures involving its sales and use and franchise tax positions. These potential exposures result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that the Company estimated. During the three months ended March 31, 2005, based upon the resolution of its sales and use and franchise tax matters in various jurisdictions, the Company reduced such tax reserves by approximately $1.0 million.

16.	Commitments, Contingencies and Guarantees

Operating and Capital Leases
      The Company leases its facilities and certain equipment under non-cancelable operating leases. These operating leases expire at various dates through April 2010 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company also leases certain equipment under capital leases, which expire at various dates through September 2005. The minimum aggregate future obligations under non-cancelable leases as of March 31, 2005 are as follows (in thousands):

		Capital Leases
	Operating	(Including Vendor
	Leases	Financing)

Remaining 2005	$4,760	$99
2006	5,747	—
2007	5,024	—
2008	3,427	—
2009	1,350	—
Thereafter	17	—

Total	$20,325	99

Less: interest		$1

Total principal obligations		$98

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Purchase Commitments
      The Company has long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2005 and for the years ended December 31, 2006 and 2007, the minimum commitments are approximately $8.4 million, $948,000 and $51,000, respectively. The Company had an equipment purchase commitment of approximately $500,000 as of March 31, 2005. This purchase commitment expires in August 2005. Additionally, as of March 31, 2005, the Company has entered into purchase orders with various vendors for aggregate purchase commitments of $7.3 million, which are expected to be paid during the remainder of 2005.

Litigation
      Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of Akamai’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The Company believes that it has meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, it intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.
      In February 2002, the Company filed suit against Speedera Networks, Inc. (“Speedera”) in federal court in Massachusetts, alleging patent infringement and false advertising by Speedera. In April 2003, the Company amended its complaint to include an allegation that Speedera infringes a newly-issued content delivery patent held by MIT and licensed to Akamai. In response, Speedera filed a counterclaim in this case alleging that Akamai has infringed a Speedera patent relating to the combined provision of traffic management and content delivery services. In June 2004, Speedera amended its counterclaim to include a second patent covering a similar service it offers. The Company believes that it has meritorious defenses to the claims made in the counterclaim.
      In June 2002, the Company filed suit against Speedera in California Superior Court alleging theft of Akamai trade secrets from an independent company that provides website performance testing services. In connection with this suit, in September 2002, the Court issued a preliminary injunction to restrain Speedera from continuing to access the Company’s confidential information from the independent company’s database and from using any data obtained from such access. In October 2002, Speedera filed a cross-claim against the Company seeking monetary damages and injunctive relief and alleging that the Company engaged in various unfair trade practices, made false and misleading statements and engaged in unfair competition. A trial date

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
had been set for April 18, 2005 but, as further described below, the litigation has been stayed. The Company believes that it has meritorious defenses to the claims made in Speedera’s cross-claim.
      In November 2002, the Company filed suit against Speedera in federal court in Massachusetts for infringement of a patent held by Akamai. In January 2003, Speedera filed a counterclaim in this case alleging that Akamai has infringed a patent held by Speedera. The Company believes that it has meritorious defenses to the claims made in the counterclaim.
      On March 16, 2005, the Company entered into an agreement and plan of merger providing for the acquisition of Speedera. Under the terms of the agreement, all litigation between the Company and Speedera was immediately stayed. At such time as the merger closes, all such lawsuits would be dismissed. If the acquisition of Speedera fails to be consummated, which would result in the resumption of litigation between the parties, the Company intends to contest such claims vigorously; however, there can be no assurance that the Company will be successful. The Company is not presently able to reasonably estimate potential losses, if any, related to these matters.

Guarantees
      In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions of FIN 45 were effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of the Company’s guarantees issued or modified during the three months ended March 31, 2005 was determined to be immaterial.

17.	Business Acquisition
      On March 16, 2005, the Company entered into an agreement to acquire all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera, in exchange for approximately 12 million shares of Akamai common stock, valued at approximately $130 million based on the closing price of the Akamai common stock on the NASDAQ National Market on March 15, 2005. The acquisition is expected to be accounted for by Akamai under the purchase method of accounting and is expected to close during the quarter ended June 30, 2005, subject to various regulatory approvals, approval of Speedera’s stockholders and other customary closing conditions.

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
Overview
      The following sets forth, as a percentage of revenues, certain consolidated statements of operations data for the periods indicated:

	For the
	Three Months Ended
	March 31,

	2005	2004

Revenues	100.0%	100.0%

Cost of revenues	19.2	25.1
Research and development	6.0	5.6
Sales and marketing	27.9	29.0
General and administrative	19.7	23.1
Amortization of other intangible assets	—	—

Total cost and operating expenses	72.8	82.8

Income from operations	27.2	17.2
Interest income	1.0	1.2
Interest expense	(2.7)	(7.8)
Other expense, net	(1.2)	(0.3)
Loss on early extinguishment of debt	—	(4.1)
Gain on investments, net	—	—

Income before provision for income taxes	24.3	6.2
Provision for income taxes	0.9	0.2

Net income	23.4%	6.0%

      We were profitable during 2004 and for the three months ended March 31, 2005; however, we cannot guarantee continued profitability for any period in the future. We have observed the following known trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•	During each quarter of 2004 and for the first quarter of 2005, the dollar volume of the recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment quarter-over-quarter. A continuation of this trend would lead to increased revenues.

•	During the first quarter of 2005, we have continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. However, due to increased traffic delivered over our network, our total bandwidth costs increased during the first quarter of 2005. We believe that our overall bandwidth costs will continue to increase for the remainder of 2005 as a result of expected higher traffic levels offset by continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could exceed our expectations in 2005.

•	During the first quarter of 2005, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will decline compared to those in prior years as our customer base continues to grow.

•	During the quarter ended March 31, 2005, revenues derived from customers outside the United States accounted for 20% of our total revenues. We expect revenues derived from customers outside the United States to be approximately 20% of our total revenues in 2005.

•	Depreciation expense related to our network equipment increased during the first quarter of 2005 as compared to the fourth quarter of 2004. We believe that depreciation expense related to our network equipment will continue to increase for the remainder of 2005 as we continue to invest in network infrastructure equipment. We expect that the amortization of internal-use software development costs, which we include in cost of revenues, will continue to increase as we continue to enhance and add functionality to our service offerings which increases the amount of capitalized internal-use software costs.

•	We expect that equity compensation costs will continue to decline during the remainder of 2005, as equity awards issued in previous years become fully vested. This decline is expected to continue for 2005 as a result of the delay in the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (revised 2004).” SFAS No. 123R, which is scheduled to become effective during the first quarter of 2006, will require us to record compensation expense for employee stock awards at fair value. Upon adoption, we anticipate an increase in our equity-based compensation expense which will cause our net income to decrease significantly in the future because we have a significant number of unvested employee options outstanding and expect to continue to grant equity-based compensation in the future.

•	As of March 31, 2005, we maintained a full valuation allowance of approximately $361.0 million against our deferred tax assets; however, we will continue to review the likelihood that our deferred tax assets will be recovered from future taxable income as we expect to continue to generate income and positive cash flows for the remainder of 2005. We will continue to review our operating results to determine if it becomes more likely than not that our deferred tax assets will be realized in the future, at which time we would release a portion, or all, of the valuation allowance. Any reduction in our valuation allowance in the future would result in a current income tax benefit, higher stockholders’ equity and could have a significant negative impact on our earnings in future periods as we would expect to begin recording a significant provision for income taxes.

•	In December 2003 and on several occasions during 2004, we repurchased a total of $243.4 million in aggregate principal amount of our 5 1/2% convertible subordinated notes due 2007. In December 2003 and January 2004, we issued a total of $200.0 million in principal amount of our 1% convertible senior notes. By lowering our effective interest rate on outstanding debt, we believe that, in the absence of new debt, the interest expense on our debt obligations, including deferred financing amortization and capital lease interest expense, will not exceed $6.5 million in 2005.

•	In March 2005, we entered into a definitive agreement with Speedera Networks, Inc. to acquire Speedera in a stock-for-stock merger transaction. If the proposed acquisition is completed during the second quarter of 2005, the impact on our results of operations is expected to be accretive during the remainder of 2005.

      Based on our analysis of the aforementioned known trends and events, we expect to continue to generate net income on a quarterly basis during the remaining fiscal year of 2005; however, our future results will be affected by many factors identified below in “Factors Affecting Future Operating Results,” including our ability to:

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
Recent Events
      On March 16, 2005, we entered into an agreement to acquire all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera by issuing approximately 12 million shares of our common stock, valued at approximately $130 million based on the closing stock price of our common stock on the NASDAQ National Market on March 15, 2005. We expect to account for the acquisition under the purchase method of accounting. The acquisition is expected to close during the quarter ended June 30, 2005, subject to various regulatory approvals, approval of Speedera’s stockholders and other customary closing conditions. The merger agreement provides for a stay of all existing litigation between Akamai and Speedera until the closing of the merger or any earlier termination of the merger agreement. At such time as the merger closes, all lawsuits between the companies would be dismissed.
Critical Accounting Policies and Estimates
      Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable reserves, investments, intangible assets, income and other taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the amounts which are derived from these estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of these critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2005.
Results of Operations
      Revenues. Total revenues increased 24%, or $11.7 million, to $60.1 million for the three months ended March 31, 2005 as compared to $48.4 million for the three months ended March 31, 2004. The increase in total revenues for the three months ended March 31, 2005 as compared to the same period in the prior year was attributable to an increase in service revenue of $12.1 million, offset by a decrease in software and software-related revenue of $419,000. The increase in service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic delivered and additional services sold to new and existing customers. As of March 31, 2005, we had 1,360 customers under recurring revenue contracts as compared to 1,172 as of March 31, 2004. These increases resulted in a higher average revenue per customer during the three months ended March 31, 2005 as compared to the same period in the prior year. The decrease in software and software-related revenues reflects a reduction in the number of customized software projects performed and a decrease in the number of software and technology licenses executed.

      For the three months ended March 31, 2005 and 2004, 20% and 19%, respectively, of our total revenues were derived from our operations located outside of the United States, including 16% and 15%, respectively, derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods. Resellers accounted for 25% of revenues for the three months ended March 31, 2005 as compared to 27% of revenues for the three months ended March 31, 2004. For the three months ended March 31, 2005, no customer accounted for 10% or more of total revenues. For the three months ended March 31, 2004, Microsoft Corporation accounted for 11% of total revenues. No other customer accounted for 10% or more of revenues during that period.
      Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and equity-related compensation for network operations personnel, cost of licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software costs.
      Cost of revenues decreased 5%, or $622,000, to $11.5 million for the three months ended March 31, 2005 as compared to $12.1 million for the three months ended March 31, 2004. The decrease was primarily due to a reduction in depreciation expense of network equipment as our network assets become fully depreciated, offset by an increase in aggregate bandwidth costs. Traffic delivered over our network increased significantly in the three months ended March 31, 2005 as compared to the same period in the prior year. Despite this increase in traffic, overall bandwidth costs have continued to increase at a lower rate because we have reduced our network bandwidth costs per unit.
      Cost of revenues during the three months ended March 31, 2005 and 2004 also included credits received of approximately $456,000 and $155,000, respectively, as a result of settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future as a result of our efforts to monitor and reduce our network costs; however, the timing and amount of these credits, if any, will vary.
      Cost of revenues was comprised of the following (in thousands):

	For the
	Three Months Ended
	March 31,

	2005	2004

Bandwidth, co-location and storage fees	$7,412	$6,603
Payroll and related costs of network operations personnel, including equity compensation	881	846
Cost of software licenses	316	247
Depreciation and impairment of network equipment and amortization of internal-use software	2,915	4,450

Total cost of revenues	$11,524	$12,146

      We have long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2005 and for the years ending December 31, 2006 and 2007, the current minimum commitments are approximately $8.4 million, $948,000 and $51,000, respectively.
      We expect that cost of revenues will increase during the remainder of 2005. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs should be mitigated by lower bandwidth costs per unit. We expect increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with payroll and related costs as we continue to make investments in our network.
      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three months ended March 31, 2005 and 2004, we capitalized software development costs of $2.1 million and $1.7 million, respectively, consisting of external consulting and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network. These capitalized internal-use software costs are amortized to costs of revenues over their estimated useful lives of two years.
      Research and development expenses increased 35%, or $935,000, to $3.6 million for the three months ended March 31, 2005 as compared to $2.7 million for the three months ended March 31, 2004. The increase in research and development expenses was primarily due to an increase in payroll and related costs due to an increase in headcount, offset by a slight increase in capitalization of internal-use software development costs. The following table quantifies the net increase in research and development expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 (in millions):

Increase (Decrease)
in Research and
Development Expenses

Payroll and related costs, including equity compensation	$1.1
Capitalization of internal-use software development costs and other	(0.2)

Total net increase	$0.9

      We believe that research and development expenses will continue to increase for the remainder of 2005, as we continue to increase hiring of development personnel and make investments in our core technology service and refinements to our other service offerings.
      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.
      Sales and marketing expenses increased 20%, or $2.7 million, to $16.7 million for the three months ended March 31, 2005 as compared to $14.0 million for the three months ended March 31, 2004. The increase in sales and marketing expenses was primarily due to a rise in payroll and related costs, particularly commissions, due to revenue growth. Additionally, during the first quarter of 2005, marketing costs increased due to higher advertising and promotional costs. The following table quantifies the net increase in sales and marketing expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 (in millions):

Increase in Sales
and Marketing
Expenses

Payroll and related costs, including equity compensation	$1.6
Marketing and related costs	0.8
Other expenses	0.3

Total increase	$2.7

      We believe that sales and marketing expenses will continue to increase during the remainder of 2005 due to an expected increase in commissions on higher forecasted sales, an increase in hiring of sales personnel and additional expected increases in marketing costs.
      General and Administrative. General and administrative expenses consist primarily of the following components:

•	depreciation of property and equipment used by Akamai internally;

•	payroll and related costs, including equity-related compensation and related expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	fees for professional services;

•	non-income related taxes;

•	the provision for doubtful accounts; and

•	rent and other facility-related expenditures for leased properties.
      During the three months ended March 31, 2005 and 2004, we capitalized software development costs of approximately $50,000 and $75,000, respectively, consisting of external consulting costs and payroll and payroll-related costs related to the development of internally-used software applications.
      General and administrative expenses increased 6%, or $642,000, to $11.8 million for the three months ended March 31, 2005 as compared to $11.2 million for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as an increase in legal, consulting and advisory services, particularly related to litigation costs associated with trials that had been scheduled to occur in 2005. These increases were offset by a reduction in depreciation expense as a result of assets becoming fully depreciated. The following table quantifies the net reduction in general and administrative expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 (in millions):

Increase (Decrease)
in General and
Administrative Expenses

Payroll and related costs, including equity compensation	$0.9
Consulting and advisory services	0.7
Depreciation	(0.7)
Other expenses	(0.3)

Total net increase	$0.6

      We expect general and administrative expenses to remain relatively constant on a quarterly basis during the remainder of 2005. If our proposed acquisition of Speedera is not completed, however, our litigation costs would increase which would cause our overall general and administrative expenses to increase compared to those of 2004.
      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets remained constant at $12,000 for the each of the three months ended March 31, 2005 and 2004. We expect to amortize approximately $36,000 of other intangible assets related to acquired license rights for the remainder of 2005 and $48,000 in each year thereafter through 2008, at which time such assets will have been fully amortized.
      Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income remained constant at $598,000 for each of the three months ended March 31, 2005 and 2004. Interest income remained constant during each of these periods because our invested cash and marketable securities balance levels were relatively constant.
      Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 57%, or $2.1 million, to $1.6 million for the three months ended March 31, 2005 as compared to $3.8 million for the three months ended March 31, 2004. The decrease was due to our repurchases of a substantial portion of our outstanding 5 1/2% convertible subordinated notes at various times throughout 2004, partially offset by interest payable on our 1% convertible senior notes issued in December 2003 and January 2004. We believe that interest expense on our debt obligations, including deferred financing amortization and capital lease interest expense, will not exceed $6.5 million in 2005.
      Other Expense, net. Other net expense represents net foreign exchange losses incurred during the periods presented. Other net expense increased 426%, or $588,000, to $726,000 for the three months ended March 31, 2005 as compared to $138,000 for the three months ended March 31, 2004. The increase was due to exchange rate fluctuations. Net other (expense) income may fluctuate in the future based upon movements in foreign exchange rates.
      Loss on Early Extinguishment of Debt. During the three months ended March 31, 2004, we recorded a loss on early extinguishment of debt of $2.0 million as a result of costs incurred in connection with our repurchase of a total of $62.9 million in principal amount of our 5 1/2% convertible subordinated notes during the period. This loss of $2.0 million consists of the reduction of $977,000 of deferred financing costs associated with repurchases of notes prior to their maturity, $567,000 in advisory services costs incurred related to the repurchases and $474,000 in premiums above par value paid to repurchase such notes. No debt repurchases were made during the three months ended March 31, 2005.
      Provision for Income Taxes. Provision for income taxes increased $445,000, or 530%, to $529,000 for the three months ended March 31, 2005 as compared to $84,000 for the three months ended March 31, 2004. Provision for income taxes for these periods relates to foreign income taxes that may fluctuate in the future based upon changes in foreign income. Additionally, the provision for income taxes during the three months ended March 31, 2005 includes alternative minimum tax expense. Despite our profitability in 2004 and for the first quarter of 2005, as of March 31, 2005, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit.
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
      As of March 31, 2005, cash, cash equivalents and marketable securities totaled $118.0 million, of which $4.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.
      Cash provided by operating activities was $18.7 million for the three months ended March 31, 2005 compared to $8.6 million for the three months ended March 31, 2004. The increase in cash provided by operating activities was primarily due to increased service revenue of $12.1 million during the first quarter of 2005, as well as an increase of net cash provided by accounts payable and accrued expenses of $7.1 million. We expect that cash provided by operating activities will continue to remain positive as a result of an upward trend in cash collections related to higher revenue billings, partially offset by an expected increase in operating expenses that require cash outlays due to expected increases in headcount. However, the timing and amount of future working capital changes and our ability to manage our days sales outstanding will affect the future amount of cash used in or provided by operating activities.
      Cash used in investing activities was $15.1 million for the three months ended March 31, 2005 compared to cash provided by investing activities of $52.3 million for the three months ended March 31, 2004. Cash used in investing activities for the three months ended March 31, 2005 reflects net purchases, sales and maturities of investments of $5.3 million and capital expenditures of $9.7 million, consisting of the capitalization of internal-use software development costs related to our current and future service offerings and purchase of network infrastructure equipment. Cash provided by investing activities for the three months ended March 31,

2004 was primarily from the net sale and maturity of marketable securities of $50.3 million, offset by capital expenditures of $3.0 million. For the three months ended March 31, 2004, cash provided by investing activities also included a decrease of $5.0 million in restricted cash to reflect our repurchase of $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004. We expect that total capital expenditures, a component of cash used in investing activities, will be approximately 10 to 15% of revenues in 2005.
      Cash provided by financing activities was $1.5 million for the three months ended March 31, 2005, as compared to cash used in financing activities of $36.5 million for the three months ended March 31, 2004. Cash provided by financing activities during the three months ended March 31, 2005 reflects $1.6 million in proceeds received from the issuance of common stock to employees upon exercise of stock options offset by payments on capital lease obligations of $134,000. Cash used in financing activities for the three months ended March 31, 2004 reflects proceeds received from the issuance of our 1% convertible senior notes, net of financings costs, of $24.3 million and proceeds from issuances of common stock to employees upon exercise of stock options of $2.2 million. Such proceeds were offset by payments made to repurchase $62.9 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital lease obligations of $131,000.
      Changes in cash, cash equivalents and marketable securities are dependent upon changes in working capital items such as deferred revenues, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity instruments and similar events.
      The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2005	March 31, 2004

Cash, cash equivalents and marketable securities balance as of December 31, 2004 and 2003, respectively	$108.4	$208.4

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	56.5	47.0
Payments to vendors	(26.7)	(18.5)
Payments for employee payroll	(20.0)	(15.3)
Debt repurchases	—	(62.9)
Debt proceeds	—	24.3
Debt interest and premium payments	(1.6)	(9.2)
Stock option exercises	1.6	2.2
Other	(0.2)	1.0

Net increase (decrease)	9.6	(31.4)

Cash, cash equivalents and marketable securities balance as of March 31, 2005 and 2004, respectively	$118.0	$177.0

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities of $118.0 million and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may seek to retire or refinance our long-term debt with cash, equity or a combination thereof. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments
      The following table presents our contractual obligations and commercial commitments as of March 31, 2005 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual Obligations		Less than	12-36	36-60	More than
as of March 31, 2005	Total	12 Months	Months	Months	60 Months

5 1/2% convertible subordinated notes	$56.6	$—	$56.6	$—	$—
1% convertible senior notes	200.0	—	—	—	200.0
Interest on convertible notes outstanding	65.8	5.1	8.7	4.0	48.0
Bandwidth and co-location agreements	9.4	9.1	0.3	—	—
Real estate operating leases	20.3	6.2	10.2	3.9	—
Capital leases and vendor financing	0.1	0.1	—	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	7.3	7.3	—	—	—

Total	$360.0	$28.3	$75.8	$7.9	$248.0

Letters of Credit
      As of March 31, 2005, we had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term marketable securities and $932,000 are classified as short-term marketable securities on the condensed consolidated balance sheet dated as of March 31, 2005. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2009.
Off-Balance Sheet Arrangements
      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Guarantees” in the footnotes to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2005 was determined to be immaterial. As of March 31, 2005, we do not have any additional off-balance sheet arrangements, except for operating leases, and have not entered into transactions with special purpose entities.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. We expect to adopt this standard as of the beginning of fiscal year 2006 under the modified prospective transition method.

Under this method, a company records compensation expense for all new awards and awards modified, repurchased, or cancelled after the required effective date. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosure in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123R to our consolidated results of operations but expect that the adoption will have a material impact. The pro forma information included in Note 3 of our consolidated financial statements included in this quarterly report on Form 10-Q reflects what the impact of applying SFAS No. 123R would have been for periods presented.
      In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107, “Share-Based Payment.” SAB No. 107 was issued to assist preparers by providing guidance regarding the application of SFAS No. 123R. SAB No. 107 describes the Staff’s views on share-based payment transactions with non-employees and covers key topics including valuation models, expected volatility and expected term. We will apply the principles of SAB No. 107 in conjunction with our adoption of SFAS No. 123R during the first quarter of 2006.
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
      Prices we have been charging for some of our services have declined in recent years. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of additional services and features to our existing EdgeSuite delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

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
      We have long-term debt. As of March 31, 2005, our total long-term debt was approximately $256.6 million, of which $56.6 million is due on June 30, 2007, and our stockholders’ deficit was approximately $110.5 million. Our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our loans, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

Any unplanned interruption in our network or services could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.
      Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, power losses, and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. For example, approximately four percent of our customers experienced a brief delay in delivery of services on June 15, 2004 as a result of a denial of service resulting from an attack by hackers on our network. We believe this attack targeted several well-known websites that are customers of Akamai. Although we have taken steps to enhance our ability to prevent the occurrence of such an incident, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our enhanced security measures will be effective or that a successful attack would not be damaging. Any widespread loss or interruption of our network or services would reduce our revenues and could harm our business, financial results and reputation.

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
      On March 16, 2005, we entered into an agreement and plan of merger providing for our acquisition of Speedera in exchange for the issuance of approximately 12 million shares of our common stock. Completion of the merger is subject to regulatory approval, as well as the approval of Speedera’s stockholders and other customary closing conditions. The process of obtaining such approval could be expensive and time-consuming. If we are unable to obtain, or are significantly delayed in obtaining, such approvals or are otherwise unable to complete the merger, we would have devoted substantial resources and management attention without any accompanying benefit. In such an event, our financial condition and results of operations could be materially adversely affected.

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
      If we are forced to take any of these actions, our business may be seriously harmed. If we are found to infringe the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business and operating results could be materially adversely affected.

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
      Provisions of our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, our Board of Directors has adopted a shareholder rights plan the provisions of which could make it more difficult for a potential acquirer of Akamai to consummate an acquisition transaction without the approval of our Board of Directors.

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
      We may incur realized losses as a result of early redemptions of our debt securities. Our 5 1/2% convertible subordinated notes and 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of March 31, 2005, the carrying amount and fair value of the 5 1/2% convertible subordinated notes were $56.6 million and $57.6 million, respectively. As of March 31, 2005, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $200.5 million, respectively.
      We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting
      No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2004 for a discussion of legal proceedings as to which there were no material developments during the quarter ended March 31, 2005.

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

Robert Cobuzzi,
Chief Financial Officer
Date: May 10, 2005

EXHIBIT INDEX

Exhibit 10	.29*	Agreement and Plan of Merger, dated March 16, 2005, by and among the Registrant, Speedera Networks, Inc., Aquarius Acquisition Corp. and the Representative of the Equity Holders

Exhibit 31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 18, 2005. The Schedules (and similar attachments) to the Agreement and Plan of Merger were omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any Schedules and similar attachments to the U.S. Securities and Exchange Commission upon request.