Form 10-Q
period 2005-06-30
AKAMAI TECHNOLOGIES INC
filed 2005-08-09
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number 0-27275
Akamai Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
8 Cambridge Center
Cambridge, MA 02142
(617) 444-3000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares outstanding of the registrant’s common stock as of August 5, 2005: 139,156,388 shares.

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended June 30, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,028	$35,318
Marketable securities (including restricted securities of $932 at June 30, 2005 and December 31, 2004, respectively)	52,865	35,312
Accounts receivable, net of reserves of $6,155 at June 30, 2005 and $5,422 at December 31, 2004, respectively	40,366	30,333
Prepaid expenses and other current assets	8,697	7,706

Total current assets	152,956	108,669
Property and equipment, net	39,308	25,242
Marketable securities	23,101	34,065
Restricted marketable securities	3,722	3,722
Goodwill	97,164	4,937
Other intangible assets, net	42,859	191
Other assets	5,621	5,917

Total assets	$364,731	$182,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,116	$10,349
Accrued expenses	36,814	32,097
Deferred revenue	3,408	2,695
Current portion of obligations under capital leases	590	232
Current portion of accrued restructuring	2,159	1,393

Total current liabilities	61,087	46,766
Accrued restructuring, net of current portion	2,522	2,259
Other liabilities	3,591	3,035
1% convertible senior notes	200,000	200,000
5 1/2% convertible subordinated notes	56,614	56,614

Total liabilities	323,814	308,674

Commitments, contingencies and guarantees (Note 17)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 138,830,331 shares issued and outstanding at June 30, 2005; 126,771,799 shares issued and outstanding at December 31, 2004	1,388	1,268
Additional paid-in capital	3,598,581	3,451,578
Deferred stock compensation	(10,584)	(937)
Accumulated other comprehensive income, net	785	1,392
Accumulated deficit	(3,549,253)	(3,579,232)

Total stockholders’ equity(deficit)	40,917	(125,931)

Total liabilities and stockholders’ equity	$364,731	$182,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Revenues:
Services	$63,676	$49,942	$123,256	$97,373
Software and software-related	973	844	1,489	1,780

Total revenues	64,649	50,786	124,745	99,153

Costs and operating expenses:
Cost of revenues	12,752	11,083	24,276	23,229
Research and development	4,507	2,872	8,136	5,566
Sales and marketing	18,363	13,671	35,108	27,681
General and administrative	11,341	10,521	23,180	21,718
Amortization of other intangible assets	520	12	532	24

Total costs and operating expenses	47,483	38,159	91,232	78,218

Income from operations	17,166	12,627	33,513	20,935
Interest income	804	450	1,402	1,048
Interest expense	(1,574)	(2,495)	(3,185)	(6,251)
Loss on early extinguishment of debt	—	(3,264)	—	(5,282)
Other income (expense), net	77	(85)	(649)	(223)
Gain on investments, net	—	—	—	11

Income before provision for income taxes	16,473	7,233	31,081	10,238
Provision for income taxes	573	430	1,102	514

Net income	$15,900	$6,803	$29,979	$9,724

Net income per share:
Basic	$0.12	$0.06	$0.23	$0.08
Diluted	$0.11	$0.05	$0.21	$0.07
Shares used in per share calculations:
Basic	130,119	123,645	128,585	122,875
Diluted	149,986	146,408	148,607	146,058
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in-	Deferred Stock	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity (Deficit)	Income, net

	(In thousands, except share data)
Balance at December 31, 2004	126,771,799	$1,268	$3,451,578	$(937)	$1,392	$(3,579,232)	$(125,931)
Comprehensive income:
Net income						29,979	29,979	$29,979
Foreign currency translation adjustment					(545)		(545)	(545)
Unrealized losses on investments					(62)		(62)	(62)

Comprehensive income:								$29,372

Issuance of common stock upon the exercise of stock options and deferred stock units	1,138,866	11	3,501				3,512
Issuance of common stock under employee stock purchase plan	279,926	3	2,273				2,276
Deferred compensation for issuance of deferred stock units			750	(750)			—
Issuance of common stock for the acquisition of business	10,639,990	106	122,020				122,126
Net stock options issued in connection with purchase acquisition			18,413	(9,736)			8,677
Repurchase and cancellation of restricted stock due to employee terminations	(250)	—	(3)	3			—
Fair value of non- employee options			49				49
Amortization of deferred compensation				836			836

Balance at June 30, 2005	138,830,331	$1,388	$3,598,581	$(10,584)	$785	$(3,549,253)	$40,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income	$29,979	$9,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,662	10,901
Amortization of deferred financing costs	552	785
Deferred taxes	158	30
Equity-related compensation	884	807
Provision for doubtful accounts	454	(236)
Non-cash portion of loss on early extinguishment of debt	—	1,983
Foreign currency loss, net	543	210
Losses (gains) on investments and disposal of property and equipment, net	3	(20)
Changes in operating assets and liabilities excluding effects of acquired business:
Accounts receivable	(6,598)	(5,029)
Prepaid expenses and other current assets	(1,149)	2,437
Accounts payable, accrued expenses and other current liabilities	3,032	(449)
Deferred revenue	326	780
Accrued restructuring	(691)	(924)
Other non-current assets and liabilities	(529)	115

Net cash provided by operating activities	35,626	21,114

Cash flows from investing activities:
Purchases of property and equipment	(15,182)	(3,958)
Capitalization of internal-use software costs	(4,342)	(3,659)
Purchases of investments	(26,085)	(160,535)
Proceeds from sales and maturities of investments	19,434	181,125
Cash acquired in business acquisition, net	1,717	—
Proceeds from sales of property and equipment	—	9
Decrease in restricted cash held for note repurchases	—	5,000

Net cash (used in) provided by investing activities	(24,458)	17,982

Cash flows from financing activities:
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	—	24,313
Payments on capital leases	(227)	(265)
Payments on repurchase of 5 1/2% convertible subordinated notes	—	(131,396)
Proceeds from the issuance of common stock under stock options and employee stock purchase plans	5,788	8,795

Net cash provided by (used in) financing activities	5,561	(98,553)

Effects of exchange rate translation on cash and cash equivalents	(1,019)	(735)

Net increase (decrease) in cash and cash equivalents	15,710	(60,192)
Cash and cash equivalents at beginning of period	35,318	105,652

Cash and cash equivalents at end of period	$51,028	$45,460

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,573	$11,036
Cash paid for income taxes	243	—
Non-cash financing and investing activities:
Acquisition of equipment through capital leases	$441	$—
Common stock and vested stock options issued and accrued transaction costs for acquisition of a business	131,250	—
Value of deferred compensation recorded for issuance of deferred stock units	750	601
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation
      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and business processes over the Internet. Akamai’s globally distributed platform comprises more than 17,000 servers in more than 950 networks in 69 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing global services for accelerating and improving delivery of content and business processes over the Internet.
      The accompanying condensed consolidated financial statements of Akamai have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2004, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, these unaudited statements include all adjustments and accruals consisting only of normal recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Akamai’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for future periods.
      The accompanying condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation. In connection with the preparation of the accompanying condensed consolidated financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has made revisions to the accompanying condensed consolidated statement of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $55.8 million for the six months ended June 30, 2004. This revision in classification does not affect previously reported cash flows from operations or from financing activities for any period.

2.	Business Acquisition
      On June 10, 2005, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera in exchange for approximately 10.6 million shares of Akamai common stock and 1.7 million Akamai stock options. Speedera Networks, Inc. (“Speedera”) provides distributed content delivery services. The purchase of Speedera is intended to enable Akamai to better compete against larger managed services vendors and other content delivery providers, by expanding its customer base and providing customers with a broader suite of services.
      The aggregate purchase price, net of cash received, was approximately $143.2 million, which consisted of $122.1 million in shares of common stock, $18.4 million in fair value of the Company’s stock options and transaction costs of $2.7 million, which primarily consisted of fees for financial advisory and legal services. The

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
fair value of the Company’s stock options issued to employees was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (years)	4.5
Risk-free interest rate	3.8%
Expected volatility	83.6%
Dividend yield	—
      The intrinsic value allocated to the unvested options issued in the acquisition that had yet to be earned as of the acquisition date was $9.7 million and has been recorded as deferred compensation in the purchase price allocation.
      The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business since June 10, 2005, the date of acquisition, were included in the financial statements of the Company for the three and six month periods ended June 30, 2005. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of the Company’s integration plan. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Speedera customers; trained technical workforce in place in the United States and India; existing sales pipeline and trained sales force; and cost synergies to be realized. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (See Note 7).
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Total consideration:
Common stock issued	$122,126
Fair value of stock options	18,413
Transaction costs accrued	447
Transaction costs paid	2,197

Total purchase consideration	$143,183

Allocation of the purchase consideration
Current assets, including cash of $3,914	$9,079
Fixed assets	2,760
Long-term assets	157
Identifiable intangible assets	43,200
Goodwill	92,227

Total assets acquired	147,423
Fair value of liabilities assumed, including deferred revenue of $450	(13,976)
Deferred compensation	9,736

$143,183

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

	Amount	Amortization Period

	(In thousands)	(In years)
Completed technologies	$1,000	1-4
Customer relationships	40,900	8
Non-compete agreements	1,300	3

Total	$43,200

      The customer relationships are being amortized at the ratio that current revenues generated from those customer relationships bear to the total estimated revenues to be generated from those relationships from the date of acquisition. The completed technologies and non-compete agreements are being amortized using the straight-line method over their respective remaining lives. The values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk adjusted discount rates.
      The relief-from-royalty method was used to value the completed technologies. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the completed technologies are as follows: royalty rate 5%, discount rate 18.0%, tax rate 40% and estimated average economic life of 1-4 years.
      The customer relationships were valued using the income approach. The key assumptions used in valuing the customer relationships are as follows: discount rate 18%, tax rate 40% and estimated average economic life of 8 years.
      The lost profits method was used to value the non-compete agreements of three founders of Speedera. The lost profits method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefits protected by clauses within an agreement. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without an agreement. The key assumptions used in valuing the non-compete agreements are as follows: discount rate 18%, tax rate 40% and estimated average economic life of 3 years.
      The following table reflects unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2005 and 2004 assuming that the Speedera acquisition had occurred on January 1, 2005 and January 1, 2004, respectively (in thousands, expect per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$73,591	$56,679	$143,850	$111,464
Net income	$15,873	$3,340	$27,478	$3,427
Net income per common share	$0.11	$0.02	$0.20	$0.03
Net income per diluted share	$0.10	$0.02	$0.18	$0.03

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (revised 2004),” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under SFAS No. 123R, pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. The Company expects to adopt this standard as of the beginning of fiscal year 2006 under the modified prospective transition method. Under this method, a company records compensation expense for all new awards and awards modified, repurchased, or cancelled after the required effective date. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosure in accordance with the provisions of SFAS No. 123. The Company is currently assessing the future impact of adopting SFAS No. 123R on its consolidated results of operations but expects that the adoption will have a material impact. The pro forma information included in Note 4 illustrates what the effect of SFAS No. 123R would have been on the historical periods presented.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 was issued to assist preparers by providing guidance regarding the application of SFAS No. 123R. SAB No. 107 describes the Staff’s views on share-based payment transactions with non-employees and covers key topics, including valuation models, expected volatility and expected term. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R during the first quarter of 2006.

4.	Equity-Related Compensation
      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock grants, deferred stock units and stock options granted where the exercise price is below the market price on the date of grant. Akamai applies the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation,” through disclosure only for stock-based awards issued to employees and directors. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and net income per share if the Company had accounted for stock options issued to employees and directors under the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$15,900	$6,803	$29,979	$9,724
Add: stock-based employee compensation included in reported net income	615	247	836	738
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(6,555)	(28,831)	(14,082)	(39,634)

Pro forma net income (loss)	$9,960	$(21,781)	$16,733	$(29,172)

Basic net income (loss) per share:
As reported	$0.12	$0.06	$0.23	$0.08
Pro forma	$0.08	$(0.18)	$0.13	$(0.24)
Diluted net income (loss) per share:
As reported	$0.11	$0.05	$0.21	$0.07
Pro forma	$0.07	$(0.18)	$0.12	$(0.24)
      The pro forma results above for the three and six months ended June 30, 2004 reflect the cumulative effect of a change by the Company in its estimate of expected rates of forfeitures of stock-based awards to employees based upon a review of actual forfeitures experienced in prior periods. The cumulative effect of this change in estimates for the three and six months ended June 30, 2004 was to increase pro forma stock-based employee compensation expense by approximately $12.3 million.
      The fair value of each option granted during the three and six months ended June 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate(%)	3.9%	3.8%	3.8%	3.0%
Volatility(%)	83.6%	100.0%	82.3%	100.0%
Dividend yield(%)	—	—	—	—
Weighted average grant date fair value of options granted at market value	$8.74	$11.99	$8.26	$11.06

5.	Net Income per Share
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

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator:
Net income	$15,900	$6,803	$29,979	$9,724
Add back of interest expense on 1% convertible senior notes	710	500	1,420	1,013

Numerator for diluted net income	$16,610	$7,303	$31,399	$10,737

Denominator:
Denominator for basic net income per common share	130,119	123,645	128,585	122,875
Effect of dilutive securities:
Stock options	6,803	9,599	6,976	10,080
Warrants	—	13	—	22
Restricted common stock and deferred stock units	119	206	101	206
1% convertible senior notes	12,945	12,945	12,945	12,865

Denominator for diluted net income per common share	149,986	146,408	148,607	146,058

Basic net income per common share	$0.12	$0.06	$0.23	$0.08
Diluted net income per common share	$0.11	$0.05	$0.21	$0.07
      The following potential common shares have been excluded from the computation of diluted net income per share for the periods presented because their effect would have been antidilutive (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Stock options	3,647	1,543	3,905	3,299
Warrants	—	36	—	36
5 1/2% convertible subordinated notes	490	819	490	819

Total	4,137	2,398	4,395	4,154

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income
      The following table presents the calculation of comprehensive income and its components (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$15,900	$6,803	$29,979	$9,724
Other comprehensive income:
Foreign currency translation adjustment	(322)	(41)	(545)	(217)
Unrealized gain (loss) on investments	238	(618)	(62)	(458)

Comprehensive income	$15,816	$6,144	$29,372	$9,049

      Accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2005	2004

Foreign currency translation adjustment	$1,247	$1,792
Net unrealized loss on investments	(462)	(400)

Total accumulated other comprehensive income	$785	$1,392

7.	Goodwill and Other Intangible Assets
      The Company acquired goodwill and other intangible assets through business acquisitions during the year ended December 31, 2000. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. During the three months ended June 30, 2005, the Company acquired goodwill of $92.2 million and $43.2 million of other intangible assets through the acquisition of Speedera (See Note 2).
      The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to test goodwill for impairment at least annually. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2005 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2005. The fair value on January 1, 2005 exceeded the net assets of the reporting unit, including goodwill. The carrying value of goodwill, including that resulting from the Speedera acquisition, will be tested for impairment at January 1, 2006.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Other intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2005

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(43)	$957
Customer relationships	40,900	(440)	40,460
Non-compete agreements	1,300	(24)	1,276
Acquired license rights	490	(324)	166

Total	$43,690	$(831)	$42,859

	December 31, 2004

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Acquired license rights	$490	$(299)	$191

Total	$490	$(299)	$191

      Aggregate amortization expense for the three months ended June 30, 2005 and 2004 was $520,000 and $12,000, respectively. Aggregate amortization expense for the six months ended June 30, 2005 and 2004 was $532,000 and $24,000, respectively. Amortization expense is expected to be $4.6 million for the remainder of 2005 and $8.4 million, $7.4 million, $6.1 million, $4.8 million and $4.1 million for 2006, 2007, 2008, 2009 and 2010, respectively.

8.	Restricted Marketable Securities
      As of June 30, 2005, the Company had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term marketable securities and $932,000 are classified as short-term marketable securities on the condensed consolidated balance sheet as of June 30, 2005. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2009.

9.	Concentration of Credit Risk
      Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited to its estimated reserves. No customer accounted for 10% or more of accounts receivable as of June 30, 2005 or December 31, 2004.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	Accounts Receivable
      Net accounts receivable consists of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2005	2004

Trade accounts receivable	$39,424	$31,175
Unbilled accounts	7,097	4,580

Total gross accounts receivable	46,521	35,755
Allowance for doubtful accounts	(1,611)	(928)
Reserve for cash basis customers	(2,327)	(2,375)
Reserve for service credits	(2,217)	(2,119)

Total accounts receivable reserves	(6,155)	(5,422)

Total accounts receivable, net	$40,366	$30,333

11.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2005	2004

Payroll and other related benefits	$12,546	$8,797
Property, use and other taxes	12,303	13,487
Bandwidth and co-location	6,080	5,546
Legal professional fees	2,236	871
Interest	1,640	1,640
Other	2,009	1,756

Total	$36,814	$32,097

12.	Lease Restructurings and Lease Terminations
      As of June 30, 2005, the Company had approximately $4.7 million of accrued restructuring liabilities. As part of the Speedera acquisition, the Company’s management committed to a plan to exit certain activities of the Company. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a liability of $1.7 million related to a workforce reduction of 29 Speedera employees. This liability primarily consisted of employee severance and outplacement costs. The Company expects that this liability will be fully paid in June 2008. For the period from June 10, 2005, the date of acquisition, through June 30, 2005, approximately $10,000 in payments were charged against the severance accrual.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the restructuring activity for the six months ended June 30, 2005 (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2004	$3.6	$—	$3.6
Accrual recorded in purchase accounting	—	1.7	1.7
Cash payments during the six months ended June 30, 2005	(0.6)	—	(0.6)

Ending balance, June 30, 2005	3.0	1.7	4.7
Current portion of accrued restructuring liabilities	1.4	0.8	2.2

Long-term portion of accrued restructuring liabilities	$1.6	$0.9	$2.5

      All existing lease restructuring liabilities will be fully paid through August 2007. The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income. As of June 30, 2005, there was no sublease income included in the restructuring balance.

13.	Convertible Notes

5 1/2% Convertible Subordinated Notes
      In June 2000, Akamai issued $300.0 million in aggregate principal amount of 5 1/2% convertible subordinated notes due July 1, 2007 for aggregate net proceeds of approximately $290.2 million (net of initial purchaser fees and other offering expenses of $9.8 million). As of June 30, 2005, the Company had $56.6 million in aggregate principal amount of its 5 1/2% convertible subordinated notes outstanding. The 5 1/2% convertible subordinated notes are convertible at any time into the Company’s common stock at a conversion price of $115.47 per share (equivalent to 8.6603 shares of common stock per $1,000 principal amount of 5 1/2% convertible subordinated notes), subject to adjustment in certain events. In the event of a change of control, Akamai may be required to repurchase the 5 1/2% convertible subordinated notes at a repurchase price of 100% of the principal amount together with accrued and unpaid interest. Interest on the 5 1/2% convertible subordinated notes began to accrue as of the issue date and is payable semiannually on January 1 and July 1 of each year. The 5 1/2% convertible subordinated notes are unsecured obligations and are subordinated to all existing and future senior indebtedness of Akamai. Deferred financing costs of $9.8 million, including underwriting fees and other offering expenses, for the 5 1/2% convertible subordinated notes are being amortized over the term of the notes. For the three and six months ended June 30, 2005, amortization of deferred financing costs was approximately $66,000 and $131,000, respectively. For the three and six months ended June 30, 2004, amortization of deferred financing costs was approximately $134,000 and $368,000, respectively.
      During January 2004, in individually negotiated transactions, the Company repurchased an aggregate of $25.0 million in principal amount of its outstanding 5 1/2% convertible subordinated notes at a repurchase price equal to 100% of the principal amount plus accrued interest. Additionally, in February 2004, the Company commenced a tender offer to repurchase up to $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 of principal amount tendered. In March 2004, the Company amended the tender offer to increase the maximum price at which it was willing to repurchase the 5 1/2% convertible subordinated notes to $1,012.50 per $1,000 principal amount of the notes. Pursuant to the tender offer, in March 2004, the Company repurchased $37.9 million in aggregate principal amount of the 5 1/2% convertible subordinated notes for a total cash payment of $38.3 million. The purchase price was $1,012.50 for each $1,000 of principal amount tendered.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      In April 2004 and June 2004, in a limited number of individually negotiated transactions, the Company repurchased an aggregate of $68.5 million in principal amount of its outstanding 5 1/2% convertible subordinated notes for total cash payments of $71.2 million. The purchase prices ranged between $1,018.00 and $1,023.57 for each $1,000 in principal amount repurchased.
      For the three and six months ended June 30, 2004, the following costs were included in loss on early extinguishment of debt as a result of such repurchases of its outstanding 5 1/2% convertible subordinated notes.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2004

Premium paid	$1,501	$1,975
Amortization of deferred financing costs	1,006	1,983
Advisory and offering expenses	757	1,324

Total	$3,264	$5,282

      On August 4, 2005, the Company announced its intention to redeem the 5 1/2% convertible subordinated notes (See Note 18).

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

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness, including its 5 1/2% convertible subordinated notes. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $210,000 for each of the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004, amortization of deferred financing costs of the 1% convertible senior notes was approximately $421,000 and $418,000, respectively. Using the interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

14.	Equity
      On April 12, 2005, the Company’s Board of Directors approved amendments to the Company’s 1999 Employee Stock Purchase Plan (“1999 ESPP”). The amendments to the 1999 ESPP are as follows: the duration of the offering periods was changed from 24 months to six months; the number of times a participant may elect to change his or her percentage was changed from four times to two times; the definition of “compensation” was amended to clarify that it includes cash bonuses and other cash incentive payments; and a provision was added to clarify that upon termination of an offering period, each eligible participant will be automatically enrolled in the next offering period. These amendments became effective June 1, 2005, the commencement of the next offering period under the 1999 ESPP.
      On May 24, 2005, the Company granted 58,366 deferred stock units (“DSUs”) under the Company’s 1998 Stock Incentive Plan, as amended, to members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs vest 50% on May 24, 2006 with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period of at least one year, but not more than ten years from the grant date. At the grant date, the Company recorded deferred compensation of $750,000 for the intrinsic value of these DSUs. The deferred compensation is being recognized as compensation expense over the expected two-year vesting period.

15.	Segment and Enterprise-Wide Disclosure
      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of June 30, 2005, Akamai operated in one business segment: providing global services for accelerating and improving the delivery of content and business processes over the Internet.
      The Company deploys its servers into networks worldwide. As of June 30, 2005, the Company had approximately $31.9 million and $7.4 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2004, the Company had approximately $22.4 million and $2.8 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For each of the three- and six-month periods ended June 30, 2005, approximately 21% of revenues was derived from the Company’s operations outside the United States, including 17% and 16%, respectively, from Europe. For the three- and six-month periods ended June 30, 2004, approximately 17% and 18%, respectively, of revenues were derived from the Company’s operations outside the United States, including 13% and 14%, respectively, from Europe. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For the three and six months ended June 30, 2005, no customer accounted for more than 10% of total revenues. For each of the three- and six-month periods ended June 30, 2004, one customer accounted for 11% of total revenues. No

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
other customers accounted for more than 10% of revenues for any other period reported in these condensed consolidated financial statements.

16.	Taxes
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
      The Company currently has significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences. The Company provides a full valuation allowance of approximately $346.7 million against its deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Despite the Company’s profitability in the fiscal year ended December 31, 2004 and during the six months ended June 30, 2005, the Company will continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of its deferred tax assets will be realized. A significant decrease in the Company’s valuation allowance would result in an immediate material income tax benefit and an increase in total assets and stockholder’s equity and could have a significant impact on the Company’s earnings in future periods.
      The Company has recorded certain tax reserves, approximately $9.0 million as of June 30, 2005, to address potential exposures involving its sales and use and franchise tax positions. These potential exposures result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that the Company estimated. During the three and six months ended June 30, 2005, based upon the resolution of its sales and use and franchise tax matters in various jurisdictions, the Company reduced such tax reserves by approximately $825,000 and $1.8 million, respectively. Additionally, during the three months ended June 30, 2005, the Company made payments of approximately $1.5 million as a result of such resolution.

17.	Commitments, Contingencies and Guarantees

Operating and Capital Leases
      The Company leases its facilities and certain equipment under non-cancelable operating leases. These operating leases expire at various dates through June 2010 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. As part of the Speedera acquisition, the Company acquired

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
equipment under capital leases that expire on various dates through April 2006. The minimum aggregate future obligations under non-cancelable leases as of June 30, 2005 are as follows (in thousands):

	Operating	Capital
	Leases	Leases

Remaining 2005	$3,283	$361
2006	6,152	249
2007	5,433	—
2008	3,691	—
2009	1,555	—
Thereafter	98	—

Total	$20,212	610

Less: interest		$20

Total principal obligations		$590

Purchase Commitments
      The Company has long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2005 and for the years ended December 31, 2006 and 2007, the minimum commitments are approximately $8.4 million, $3.7 million and $98,000, respectively. The Company had an equipment purchase commitment of approximately $500,000 as of June 30, 2005. This purchase commitment expires in August 2005. Additionally, as of June 30, 2005, the Company has entered into purchase orders with various vendors for aggregate purchase commitments of $9.9 million, which are expected to be paid during the remainder of 2005.

Litigation
      Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of Akamai’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The Company believes that it has meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, it intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company does not expect losses related to this lawsuit.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The Company and Speedera were involved in lawsuits against each other regarding patent infringement and false advertising and trade secrets. Upon completion of the acquisition of Speedera, all lawsuits between Akamai and Speedera were dismissed.

Guarantees
      In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions of FIN 45 were effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of the Company’s guarantees issued or modified during the three months ended June 30, 2005 was determined to be immaterial.

18.	Subsequent Events
      On August 4, 2005, the Company announced it will redeem all of its outstanding 5 1/2% convertible subordinated notes due July 2007. Under the terms of the Indenture governing the 5 1/2% convertible subordinated notes, all of the $56.6 million principal amount will be redeemed at a redemption price of 101.571%, plus accrued interest on September 7, 2005.

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
Overview
      Akamai provides services for accelerating and improving the delivery of content and business processes over the Internet. Our globally distributed platform comprises more than 17,000 servers in more than 950 networks in 69 countries.
      The following sets forth, as a percentage of revenues, certain consolidated statements of operations data for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	19.7	21.8	19.5	23.5
Research and development expense	7.0	5.7	6.5	5.6
Sales and marketing expense	28.4	26.9	28.1	27.9
General and administrative expense	17.5	20.7	18.6	21.9
Amortization of other intangible assets	0.8	—	0.4	—

Total cost and operating expenses	73.4	75.1	73.1	78.9
Income from operations	26.6	24.9	26.9	21.1
Interest income	1.2	0.8	1.1	1.0
Interest expense	(2.5)	(4.9)	(2.5)	(6.3)
Other income (expense), net	0.1	(0.2)	(0.5)	(5.3)
Loss on early extinguishment of debt	—	(6.4)	—	(0.2)
Gain on investments, net	—	—	—	—

Income before provision for income taxes	25.4	14.2	25.0	10.3
Provision for income taxes	0.9	0.8	0.9	0.5

Net income	24.5%	13.4%	24.1%	9.8%

      We were profitable during 2004 and for the six months ended June 30, 2005; however, we cannot guarantee continued profitability for any period in the future. We have observed the following known trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•	During each quarter of 2004 and for the first and second quarters of 2005, the dollar volume of the recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•	During the first and second quarters of 2005, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. However, due to increased traffic delivered over our network, our total bandwidth costs increased during these periods. We believe that our overall bandwidth costs will continue to increase for the remainder of 2005 as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could exceed our expectations for the remainder of 2005.

•	During each of the first and second quarters of 2005, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will decline compared to those in prior years as our customer base continues to grow.

•	During the quarter ended June 30, 2005, revenues derived from customers outside the United States accounted for 21% of our total revenues. We expect revenues derived from customers outside the United States to be approximately 20%-25% of our total revenues in 2005.

•	Depreciation expense related to our network equipment increased during the second quarter of 2005 as compared to the first quarter of 2005. Due to additional purchases in the second quarter of 2005, as well as equipment acquired with the acquisition of Speedera, we believe that depreciation expense related to our network equipment will continue to increase for the remainder of 2005 as we continue to invest in network infrastructure equipment. We expect that total capital expenditures, a component of cash used in investing activities, will be between 12 and 15% of revenues in 2005. We expect that the amortization of internal-use software development costs, which we include in cost of revenues, will continue to increase as we continue to enhance and add functionality to our service offerings, which increases the amount of capitalized internal-use software costs.

•	We expect equity compensation costs to increase during the remainder of 2005 due to equity awards issued in connection with the acquisition of Speedera Networks, Inc., or Speedera, and deferred stock units issued to members of our Board of Directors in May 2005. Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment (revised 2004),” which is scheduled to become effective during the first quarter of 2006, will require us to record compensation expense for employee stock awards at fair value. Upon adoption, we anticipate a further increase in our equity-based compensation expense which will cause our net income to decrease significantly in the future because we have a significant number of unvested employee options outstanding and we expect to continue to grant equity-based compensation in the future.

•	As of June 30, 2005, we maintained a full valuation allowance against our net deferred tax assets; however, we will continue to review the likelihood that our deferred tax assets will be realized because we expect to continue to generate income for the remainder of 2005. We will continue to review our operating results to determine if it becomes more likely than not that our deferred tax assets will be realized in the future, at which time we would release some or all of the valuation allowance. Any reduction in our valuation allowance in the future would result in an income tax benefit and higher stockholders’ equity and could have a significant negative impact on our results in future periods as we would expect to begin recording a significant provision for income taxes.

      Based on our analysis of the aforementioned known trends and events, we expect to continue to generate net income on a quarterly basis during the remainder of 2005; however, our future results will be affected by many factors identified below in “Factors Affecting Future Operating Results,” including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	maintain the prices we charge for our services;

•	prevent disruptions to our services and network due to accidents or intentional attacks;

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues; and

•	successfully integrate Speedera.
      As a result, there is no assurance that we will achieve our expected financial objectives.
Recent Events
      On June 10, 2005, we acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera in exchange for approximately 12.3 million shares of our common stock. Consideration for the acquisition was valued at $122.1 million in shares of common stock and $8.7 million in shares issuable upon the exercise of vested stock options, plus transaction costs of approximately $2.7 million. We have accounted for the acquisition under the purchase method of accounting. Our results of operations for the three and six months ended June 30, 2005 reflect the operating results of Speedera from June 10, 2005 through June 30, 2005. Upon completion of the acquisition, all lawsuits between Akamai and Speedera were dismissed.
      On August 4, 2005, we announced that we will redeem all of our outstanding 5 1/2% convertible subordinated notes due July 2007. Under the terms of the Indenture governing the 5 1/2% convertible subordinated notes, all of the $56.6 million principal amount will be redeemed at a redemption price of 101.571%, plus accrued interest on September 7, 2005.
Critical Accounting Policies and Estimates
      Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable reserves, investments, intangible assets, income and other taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the amounts which are derived from these estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of these critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2005.
Results of Operations
      Revenues. We derive revenue from sales of services and licenses of technology and data. Total revenues increased 27%, or $13.9 million, to $64.6 million for the three months ended June 30, 2005 as compared to $50.8 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, total revenues increased 26%, or $25.6 million, to $124.7 million as compared to $99.2 million for the six months ended June 30, 2004. The increase in total revenues for the three months ended June 30, 2005 as compared to the same period in the prior year was attributable to an increase in service revenue of $13.7 million and an increase in software and software-related revenue of $129,000. The increase in total revenues for the six months ended June 30, 2005 as compared to the same period in the prior year was due to an increase in service revenue of $25.9 million, offset by a reduction in software and software-related revenue of $291,000. The increase in service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic delivered and additional services sold to new and existing customers. Additionally, included in service revenue for the three months ended June 30, 2005, was revenue contributed by the former Speedera operations of $2.5 million from June 10, 2005, the acquisition date, to the end of the second quarter. As of June 30, 2005, we had 1,736 customers under recurring revenue contracts as compared to 1,214 as of June 30, 2004. The Company added 305 customers during the three months ended June 30, 2005 as a result of the Speedera acquisition. These increases resulted in higher average revenue per customer during the three months ended June 30, 2005 as compared to the same period in the prior year. Software and software-related revenues from customized software projects and technology licensing remained relatively consistent across the periods presented.
      For the three months ended June 30, 2005 and 2004, 21% and 17%, respectively, of our total revenues were derived from our operations located outside of the United States, including 17% and 13%, respectively, derived from Europe. For the six months ended June 30, 2005 and 2004, 21% and 18%, respectively, of our total revenues were derived from our operations located outside of the United States, including 16% and 14%, respectively, derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods. Resellers accounted for 25% of revenues for each of the three- and six-month periods ended June 30, 2005 as compared to 26% of revenues for each of the three- and six-month periods ended June 30, 2004. For the three- and six-month periods ended June 30, 2005, no customer accounted for 10% or more of total revenues. For each of the three- and six-month periods ended June 30, 2004, Microsoft Corporation accounted for 11% of total revenues. No other customer accounted for 10% or more of revenues during these periods.
      Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and equity-related compensation for network operations personnel, cost of licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software.
      Cost of revenues increased 15%, or $1.7 million, to $12.8 million for the three months ended June 30, 2005 as compared to $11.1 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, cost of revenues increased 4%, or $1.0 million, to $24.3 million as compared to $23.2 million for the six months ended June 30, 2004. These increases were primarily due to an increase in aggregate bandwidth costs due to higher traffic levels, offset by a slight reduction in depreciation expense of network equipment as our network assets become fully depreciated. Traffic delivered over our network increased significantly in the three months ended June 30, 2005 as compared to the same period in the prior year. Overall bandwidth are increasing at a lower rate because we have reduced our network bandwidth costs per unit.
      Cost of revenues during the three- and six-month periods ended June 30, 2005 also included credits received of approximately $134,000 and $590,000, respectively, as a result of settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. During the three and six months ended June 30, 2004, cost of revenues included credits of $598,000 and $753,000, respectively. Credits of this nature may occur in the future; however, the timing and amount of these credits, if any, will vary.
      Cost of revenues was comprised of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Bandwidth, co-location and storage fees	$8.1	$6.5	$15.5	$13.1
Payroll and related costs of network operations personnel, including equity compensation	1.0	0.8	1.9	1.6
Cost of software licenses	0.2	0.1	0.5	0.3
Depreciation and impairment of network equipment and amortization of internal-use software	3.5	3.7	6.4	8.2

Total cost of revenues	$12.8	$11.1	$24.3	$23.2

      We have long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2005 and for the years ending December 31, 2006 and 2007, the minimum commitments are approximately $8.4 million, $3.7 million and $98,000, respectively.
      We expect that cost of revenues will increase during the remainder of 2005. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be mitigated by lower bandwidth costs per unit. We expect increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with payroll and related costs, including equity compensation, as we continue to make investments in our network.
      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three and six months ended June 30, 2005, we capitalized software development costs of $2.1 million and $4.2 million, respectively, consisting of external consulting and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network. During the three and six months ended June 30, 2004, we capitalized $1.9 million and $3.7 million, respectively, of software development costs. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.
      Research and development expenses increased 57%, or $1.6 million, to $4.5 million for the three months ended June 30, 2005 as compared to $2.9 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, research and development expenses increased 46%, or $2.5 million, to $8.1 million as compared to $5.6 million for the six months ended June 30, 2004. The increase in research and development expenses was primarily due to an increase in payroll and related costs due to an increase in headcount, offset by a slight increase in capitalization of internal-use software development costs. The following table quantifies the net increase in research and development expenses for the periods presented (in millions):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	as Compared to 2004	as Compared to 2004

Payroll and related costs, including equity compensation	$1.7	$2.8
Capitalization of internal-use software development costs and other	(0.1)	(0.3)

Total net increase	$1.6	$2.5

      We believe that research and development expenses will continue to increase for the remainder of 2005, as we continue to increase hiring of development personnel and make investments in our core technology and refinements to our other service offerings.
      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.
      Sales and marketing expenses increased 34%, or $4.7 million, to $18.4 million for the three months ended June 30, 2005 as compared to $13.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, sales and marketing expenses increased 27%, or $7.4 million, to $35.1 million as compared to $27.7 million for the six months ended June 30, 2004. The increase in sales and marketing expenses was primarily due to higher payroll and related costs, particularly commissions, due to revenue growth. Additionally, during the six months ended June 30, 2005, marketing and related costs increased due to higher advertising and promotional costs as compared to same period in 2004. The following table quantifies the net increase in sales and marketing expenses for the periods presented (in millions):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	as Compared to 2004	as Compared to 2004

Payroll and related costs, including equity compensation	$3.8	$5.4
Marketing and related costs	0.5	1.3
Other expenses	0.4	0.7

Total increase	$4.7	$7.4

      We believe that sales and marketing expenses will continue to increase during the remainder of 2005 due to an expected increase in commissions on higher forecasted sales, an increase in hiring of sales personnel and additional expected increases in other marketing costs such as advertising.
      General and Administrative. General and administrative expenses consist primarily of the following components:

•	depreciation of property and equipment we use internally;

•	payroll and related costs, including equity-related compensation and related expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	fees for professional services;

•	non-income related taxes;

•	the provision for doubtful accounts; and

•	rent and other facility-related expenditures for leased properties.
      General and administrative expenses increased 8%, or $820,000, to $11.3 million for the three months ended June 30, 2005 as compared to $10.5 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, general and administrative expenses increased 7%, or $1.5 million, to $23.2 million as compared to $21.7 million for the six months ended June 30, 2004. The increase in general and administrative expenses was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as an increase in equity compensation. This increase was offset by a reduction in expense related to legal, consulting and advisory services, particularly related to costs associated with lawsuits between Akamai and Speedera that were dismissed upon the acquisition of Speedera. The following table quantifies the increase in general and administrative expenses for the periods presented (in millions):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	as Compared to 2004	as Compared to 2004

Payroll and related costs, including equity compensation	$1.9	$2.8
Depreciation and amortization	(0.2)	(0.9)
Consulting and advisory services	(0.8)	(0.1)
Other expenses	(0.1)	(0.3)

Total net increase	$0.8	$1.5

      During the three and six months ended June 30, 2005, we capitalized software development costs of approximately $153,000 and $203,000, respectively, consisting of external consulting costs and payroll and payroll-related costs related to the development of internally-used software applications. During the three and six months ended June 30, 2004, we capitalized $102,000 and $177,000, respectively.

      We expect general and administrative expenses to remain relatively constant on a quarterly basis during the remainder of 2005. As a result of the acquisition of Speedera, we expect our litigation costs to decrease, which would cause our overall general and administrative expenses to decrease compared to 2004.
      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased $508,000 to $520,000 for the three months ended June 30, 2005 as compared to $12,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, amortization of other intangible assets increased $508,000 to $532,000 as compared to $24,000 for the six months ended June 30, 2004. The increase in amortization of other intangible assets during the three and six months ended June 30, 2005 was due to the amortization of intangible assets from the acquisition of Speedera in June 2005. We expect to amortize approximately $4.6 million for the remainder of 2005 and $8.4 million and $7.4 million for 2006 and 2007, respectively.
      Interest Income. Interest income consists of interest earned on invested cash balances and marketable securities. Interest income increased 79%, or $354,000, to $804,000 for the three months ended June 30, 2005 as compared to $450,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest income increased 34%, or $354,000, to $1.4 million as compared to $1.0 million for the six months ended June 30, 2004. The increase was a result of an increase in our invested cash and marketable securities balance levels period over period, as well as an increase in interest rates earned on our investments.
      Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 37%, or $921,000, to $1.6 million for the three months ended June 30, 2005 as compared to $2.5 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest expense decreased 49%, or $3.1 million, to $3.2 million as compared to $6.3 million for the six months ended June 30, 2004. The decrease was due to a reduction of our debt obligation as a result of our repurchases of a substantial portion of our outstanding 5 1/2% convertible subordinated notes at various times throughout 2004, partially offset by interest payable on our 1% convertible senior notes issued in December 2003 and January 2004. On August 4, 2005, we announced that we will redeem our outstanding 5 1/2% convertible subordinated notes in September 2005. As a result of this transaction, we believe that interest expense on our debt obligations, including deferred financing amortization and capital lease interest expense, will not exceed $6.0 million in 2005.
      Loss on Early Extinguishment of Debt. During the three and six months ended June 30, 2004, we recorded a loss on early extinguishment of debt of $3.3 million and $5.3 million, respectively, as a result of costs incurred in connection with our repurchase of our 5 1/2% convertible subordinated notes during these periods. This loss of $5.3 million consists of the reduction of $2.0 million of deferred financing costs associated with repurchases of notes prior to their maturity, $1.3 million in advisory services costs incurred related to the repurchases and $2.0 million in premiums above par value paid to repurchase such notes. No debt repurchases were made during the three and six months ended June 30, 2005. We expect to incur approximately $1.4 million of losses on early extinguishment of debt during the third quarter of 2005 in connection with the redemption of our remaining 5 1/2% convertible subordinated notes. See “Recent Events” above.
      Other Income (Expense), net. Other income, net represents net foreign exchange losses incurred during the periods presented, as well as gains on legal settlements. Other income, net increased 191%, or $162,000, to $77,000 for the three months ended June 30, 2005 as compared to net expense of $85,000 for the three months ended June 30, 2004. Other expense, net increased 191%, or $426,000, to $649,000 for the six months ended June 30, 2005 as compared to $223,000 for the six months ended June 30, 2004. These increases in other income, net for the three and six months ended June 30, 2005, as compared to the same periods in 2004, were due to exchange rate fluctuations. Additionally, during the six months ended June 30, 2005, other net income includes approximately $518,000 of gains on legal settlements. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates.
      Provision for Income Taxes. Provision for income taxes increased $143,000, or 33%, to $573,000 for the three months ended June 30, 2005 as compared to $430,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, provision for income taxes increased $588,000, or 114%, to $1.1 million for the six months ended June 30, 2005 as compared to $514,000 for the six months ended June 30, 2004. The provision for income taxes during the three and six months ended June 30, 2005 includes alternative minimum tax expense and foreign income tax expense. Provision for income taxes relates to foreign income taxes paid by us during each of the respective periods. Amounts payable in the future as a result of foreign income may fluctuate based upon changes in foreign income. Despite our profitability in 2004 and for the six months ended June 30, 2005, as of June 30, 2005, we will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over an appropriate time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.
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
      As of June 30, 2005, cash, cash equivalents and marketable securities totaled $130.7 million, of which $4.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.
      Net cash provided by operating activities was $35.6 million for the six months ended June 30, 2005 compared to $21.1 million for the six months ended June 30, 2004. The increase in cash provided by operating activities was primarily due to increased service revenue during the six months ended June 30, 2005, as well as an increase in accounts payable and accrued expenses. We expect that cash provided by operating activities will continue to remain positive as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays due to, among other things, expected increases in headcount. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will, however, affect the future amount of cash used in or provided by operating activities.
      Cash used in investing activities was $24.5 million for the six months ended June 30, 2005 compared to cash provided by investing activities of $18.0 million for the six months ended June 30, 2004. Cash used in investing activities for the six months ended June 30, 2005 reflects net purchases, sales and maturities of investments of $6.7 million and capital expenditures of $19.5 million, consisting of the capitalization of internal-use software development costs related to our current and future service offerings and purchase of network infrastructure equipment. Cash provided by investing activities for the six months ended June 30, 2004 was primarily from the net sale and maturity of marketable securities of $20.6 million, offset by capital expenditures of $7.6 million. For the six months ended June 30, 2004, cash provided by investing activities also included a decrease of $5.0 million in restricted cash to reflect our repurchase of $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004.
      Cash provided by financing activities was $5.6 million for the six months ended June 30, 2005, as compared to cash used in financing activities of $98.6 million for the six months ended June 30, 2004. Cash provided by financing activities during the six months ended June 30, 2005 reflects $5.8 million in proceeds received from the issuance of common stock to employees upon exercise of stock options offset by payments on capital lease obligations of $227,000. Cash used in financing activities for the six months ended June 30,

2004 reflects proceeds received from the issuance of our 1% convertible senior notes, net of financings costs, of $24.3 million and proceeds from issuances of common stock to employees upon exercise of stock options of $8.8 million. Such proceeds were offset by payments made to repurchase $131.4 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital lease obligations of $265,000.
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
      The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2004

Cash, cash equivalents and marketable securities balance as of December 31, 2004 and 2003, respectively	$108.4	$208.4

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	118.8	97.2
Payments to vendors	(62.0)	(39.3)
Payments for employee payroll	(43.2)	(35.0)
Debt repurchases	—	(131.4)
Debt proceeds	—	24.3
Debt interest and premium payments	(2.6)	(13.0)
Stock option exercises	5.8	8.8
Cash acquired in business acquisition	3.9	—
Other	1.6	2.1

Net increase (decrease)	22.3	(86.3)

Cash, cash equivalents and marketable securities balance as of June 30, 2005 and 2004, respectively	$130.7	$122.1

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities of $130.7 million and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may seek to retire or refinance our long-term debt with cash, equity or a combination thereof. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. See “Factors Affecting Future Operating Results.”

Contractual Obligations and Commercial Commitments
      The following table presents our contractual obligations and commercial commitments as of June 30, 2005 over the next five years and thereafter (in millions):

	Payments Due by Period

		Less than	12-36	36-60	More than
Contractual Obligations as of June 30, 2005	Total	12 Months	Months	Months	60 Months

5 1/2% convertible subordinated notes	$56.6	$—	$56.6	$—	$—
1% convertible senior notes	200.0	—	—	—	200.0
Interest on convertible notes outstanding	63.8	5.1	8.7	4.0	46.0
Bandwidth and co-location agreements	12.2	11.6	0.6	—	—
Real estate operating leases	20.2	6.4	10.5	3.3	—
Capital leases	0.6	0.6	—	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	9.9	9.9	—	—	—

Total	$363.8	$34.1	$76.4	$7.3	$246.0

Letters of Credit
      As of June 30, 2005, we had issued $4.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term marketable securities and $932,000 are classified as short-term marketable securities on the condensed consolidated balance sheet dated as of June 30, 2005. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2009.
Off-Balance Sheet Arrangements
      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Guarantees” in the footnotes to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended June 30, 2005 was determined to be immaterial. As of June 30, 2005, we do not have any additional off-balance sheet arrangements, except for operating leases, and have not entered into transactions with special purpose entities.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. We expect to adopt this standard as of the beginning of fiscal year 2006 under the modified prospective transition method. Under this method, a company records compensation expense for all new awards and awards modified, repurchased, or cancelled after the required effective date. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosure in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123R to our consolidated results of operations but expect that the adoption will have a material impact.
      In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107, “Share-Based Payment.” SAB No. 107 was issued to assist preparers by providing guidance regarding the application of SFAS No. 123R. SAB No. 107 describes the Staff’s views on share-based payment transactions with non-employees and covers key topics including valuation models, expected volatility and expected term. We will apply the principals of SAB No. 107 in conjunction with our adoption of SFAS No. 123R during the first quarter of 2006.
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
      Prices we have been charging for some of our services have declined in recent years. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of additional services and features to our existing core content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

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

•	failure to increase sales of our content delivery and other core services;

•	significant increases in bandwidth costs or other operating expenses;

•	inability to maintain our prices;

•	failure to expand the market acceptance for our services due to continuing concerns about commercial use of the Internet, including security, reliability, speed, cost, ease of access, quality of service and regulatory initiatives;

•	any failure of our current and planned services and software to operate as expected;

•	a failure by us to respond rapidly to technological changes in our industry that could cause our services to become obsolete;

•	unauthorized use or access to content delivered over our network or network failures;

•	continued adverse economic conditions worldwide that have contributed to slowdowns in capital expenditures by businesses, particularly capital spending in the information technology market;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services and software.

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

Our substantial debt may impair our ability to maintain and grow operations, and any failure to meet our repayment obligations would damage our business.
      We have long-term debt. As of June 30, 2005, our total long-term debt was approximately $256.6 million, of which $56.6 million is expected to be redeemed in September 2005, and our stockholders’ equity was approximately $40.9 million. Our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our loans, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

Any unplanned interruption in our network or services could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.
      Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, seven days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, power losses, and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. Although we have taken steps to enhance our ability to prevent such disruptions, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our enhanced security measures will be effective or that a successful attack would not be damaging. Any widespread loss or interruption of our network or services would reduce our revenues and could harm our business, financial results and reputation.

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
      In June 2005, we completed our acquisition of Speedera. We may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. We face all of these risks in connection with the Speedera acquisition. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, with future acquisitions, we could use substantial portions of our available cash or, as in the Speedera merger transaction, make dilutive issuances of securities. Future acquisitions or attempted acquisitions could also have an adverse effect on our ability to remain profitable.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.
      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, capitalization of internal-use software, contingent obligations, doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

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
      Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. We have a “key person” life insurance policy covering only the life of F. Thomson Leighton, our co-founder, Chief Scientist and a member of our Board of Directors. The loss of the services of any of our key employees, including key employees who joined the company as a result of the Speedera acquisition, could delay the development and introduction of and negatively impact our ability to sell our services.

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
      We may incur realized losses as a result of early redemptions of our debt securities. Our 5 1/2% convertible subordinated notes and 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of June 30, 2005, the carrying amount and fair value of the 5 1/2% convertible subordinated notes were $56.6 million and $56.8 million, respectively. As of June 30, 2005, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $202.3 million, respectively.
      We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 4.	Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      Following the closing of our acquisition of Speedera on June 10, 2005, all pending litigation between Speedera and us was dismissed by the parties with prejudice.
      See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2004 for a discussion of legal proceedings as to which there were no material developments during the quarter ended June 30, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders
      On May 24, 2005, we held our 2005 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:

1. William Halter, Peter Kight and Frederic Salerno were elected to serve as directors of Akamai until the annual meeting of 2008 or until their successors are duly elected and qualified. With respect to Mr. Halter 103,386,674 shares of common stock were voted in favor of his election, and 300,620 shares of common stock were withheld. With respect to Mr. Kight, 103,404,599 shares of common stock were voted in favor of his election, and 282,695 shares were withheld. With respect to Mr. Salerno, 103,411,450 shares of common stock were voted in favor of his election, and 275,844 shares were withheld. There were no abstentions or broker non-votes.

2. The ratification of PricewaterhouseCooopers LLP as our independent public accountants for the year ended December 31, 2005 was approved. The votes were cast as follows: 102,901,026 shares of common stock were voted for the ratification, 421,082 shares of common stock were voted against the ratification, and 55,122 shares of common stock abstained from the vote. There were no broker non-votes.

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

Robert Cobuzzi,
Chief Financial Officer
Date: August 9, 2005

EXHIBIT INDEX

Exhibit 3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

Exhibit 3.2(B)	Amended and Restated By-Laws of the Registrant

Exhibit 3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

Exhibit 4.1(B)	Specimen common stock certificate

Exhibit 4.2(E)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

Exhibit 4.3(D)	Indenture, dated as of June 20, 2000, by and between the Registrant and State Street Bank and Trust Company

Exhibit 4.4(F)	Registration Rights Agreement, dated as of December 12, 2003, by and between the Registrant and Credit Suisse First Boston LLC

Exhibit 4.5(E)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

Exhibit 4.6(G)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2000.

(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on December 16, 2003.

(G)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 2, 2004.