Form 10-Q
period 2005-09-30
AKAMAI TECHNOLOGIES INC
filed 2005-11-09
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number 0-27275
Akamai Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
8 Cambridge Center
Cambridge, MA 02142
(617) 444-3000
(Address, Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares outstanding of the registrant’s common stock as of November 7, 2005: 151,984,866 shares.

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended September 30, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,084	$35,318
Marketable securities (including restricted securities of $730 at September 30, 2005 and $932 at December 31, 2004)	32,962	35,312
Accounts receivable, net of reserves of $6,854 at September 30, 2005 and $5,422 at December 31, 2004, respectively	43,935	30,333
Prepaid expenses and other current assets	9,148	7,706

Total current assets	120,129	108,669
Property and equipment, net	42,529	25,242
Marketable securities (including restricted securities of $3,722 at September 30, 2005 and December 31, 2004)	19,457	37,787
Goodwill	98,940	4,937
Other intangible assets, net	40,563	191
Deferred tax assets, net	320,413	—
Other assets	5,008	5,917

Total assets	$647,039	$182,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,863	$10,349
Accrued expenses	38,119	32,097
Deferred revenue	4,709	2,695
Obligations under capital leases	420	232
Current portion of accrued restructuring	1,788	1,393

Total current liabilities	57,899	46,766
Accrued restructuring, net of current portion	2,183	2,259
Other liabilities	9,365	3,035
1% convertible senior notes	200,000	200,000
5 1/2% convertible subordinated notes	—	56,614

Total liabilities	269,447	308,674

Commitments, contingencies and guarantees (Note 18)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 139,652,557 shares issued and outstanding at September 30, 2005; 126,771,799 shares issued and outstanding at December 31, 2004	1,396	1,268
Additional paid-in capital	3,661,738	3,451,578
Deferred stock compensation	(9,143)	(937)
Accumulated other comprehensive income, net	594	1,392
Accumulated deficit	(3,276,993)	(3,579,232)

Total stockholders’ equity (deficit)	377,592	(125,931)

Total liabilities and stockholders’ equity	$647,039	$182,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Revenues:
Services	$75,602	$52,163	$198,858	$149,536
Software and software-related	111	1,123	1,600	2,903

Total revenues	75,713	53,286	200,458	152,439

Costs and operating expenses:
Cost of revenues	15,295	11,748	39,571	34,977
Research and development	4,953	3,222	13,089	8,788
Sales and marketing	19,803	12,965	54,911	40,646
General and administrative	14,568	11,874	37,748	33,592
Amortization of other intangible assets	2,296	12	2,828	36

Total costs and operating expenses	56,915	39,821	148,147	118,039

Income from operations	18,798	13,465	52,311	34,400
Interest income	816	507	2,218	1,555
Interest expense	(1,383)	(2,040)	(4,568)	(8,291)
Loss on early extinguishment of debt	(1,370)	(634)	(1,370)	(5,916)
Other (expense) income, net	(63)	101	(712)	(122)
Loss on investments, net	(27)	(79)	(27)	(68)

Income before (benefit) provision for income taxes	16,771	11,320	47,852	21,558
(Benefit) provision for income taxes	(255,489)	71	(254,387)	585

Net income	$272,260	$11,249	$302,239	$20,973

Net income per share:
Basic	$1.96	$0.09	$2.29	$0.17
Diluted	$1.71	$0.08	$2.00	$0.16
Shares used in per share calculations:
Basic	139,204	125,618	132,125	123,789
Diluted	160,362	147,294	152,336	133,557
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in-	Deferred Stock	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity (Deficit)	Income

	(In thousands, except share data)
Balance at December 31, 2004	126,771,799	$1,268	$3,451,578	$(937)	$1,392	$(3,579,232)	$(125,931)
Comprehensive income:
Net income						302,239	302,239	$302,239
Foreign currency translation adjustment					(693)		(693)	(693)
Unrealized losses on investments					(105)		(105)	(105)

Comprehensive income:								$301,441

Issuance of common stock upon the exercise of stock options and deferred stock units	1,961,092	19	5,426				5,445
Issuance of common stock under employee stock purchase plan	279,926	3	2,273				2,276
Deferred compensation for issuance of deferred stock units			930	(930)			—
Issuance of common stock for the acquisition of business	10,639,990	106	122,020				122,126
Stock options issued in connection with purchase acquisition			18,413	(9,416)			8,997
Repurchase and cancellation of restricted stock due to employee terminations	(250)	—	(3)	3			—
Fair value of options issued to non-employees for services rendered			130				130
Release of deferred tax asset valuation allowance			60,971				60,971
Amortization of deferred compensation				2,137			2,137

Balance at September 30, 2005	139,652,557	$1,396	$3,661,738	$(9,143)	$594	$(3,276,993)	$377,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income	$302,239	$20,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,199	15,059
Amortization of deferred financing costs	807	1,096
Change in deferred tax assets, net, including release of deferred tax asset valuation allowance	(255,187)	30
Equity-related compensation	2,267	1,056
Provision for doubtful accounts	1,020	(422)
Non-cash portion of loss on early extinguishment of debt	481	2,161
Foreign currency loss, net	677	59
Losses on investments and disposal of property and equipment, net	30	59
Changes in operating assets and liabilities excluding effects of acquired business:
Accounts receivable	(10,792)	(7,105)
Prepaid expenses and other current assets	1,418	4,494
Accounts payable, accrued expenses and other current liabilities	(3,786)	(168)
Deferred revenue	1,700	(1,236)
Accrued restructuring	(1,401)	(1,278)
Other non-current assets and liabilities	(547)	884

Net cash provided by operating activities	55,125	35,662

Cash flows from investing activities:
Purchases of property and equipment	(21,119)	(7,394)
Capitalization of internal-use software costs	(6,936)	(5,569)
Purchases of investments	(32,619)	(172,860)
Proceeds from sales and maturities of investments	52,965	196,713
Net cash acquired in business acquisition	1,717	—
Proceeds from sales of property and equipment	—	9
Decrease in restricted cash held for note repurchases	—	5,000
Decrease in restricted investments held for security deposits	202	96

Net cash (used in) provided by investing activities	(5,790)	15,995

Cash flows from financing activities:
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	—	24,313
Payments on capital leases	(398)	(402)
Payments on repurchase of 5 1/2% convertible subordinated notes	(56,614)	(144,511)
Proceeds from the issuance of common stock under stock options and employee stock purchase plans	7,721	9,890

Net cash used in financing activities	(49,291)	(110,710)

Effects of exchange rate translation on cash and cash equivalents	(1,278)	(378)

Net decrease in cash and cash equivalents	(1,234)	(59,431)
Cash and cash equivalents at beginning of period	35,318	105,652

Cash and cash equivalents at end of period	$34,084	$46,221

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,702	$13,756
Cash paid for income taxes	606	—
Non-cash financing and investing activities:
Acquisition of equipment through capital leases	$586	$—
Common stock and vested stock options issued and accrued transaction costs for acquisition of a business	131,211	—
Value of deferred compensation recorded for issuance of deferred stock units	930	601
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation
      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and business processes over the Internet. Akamai’s globally distributed platform comprises more than 18,000 servers in more than 950 networks in 69 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing global services for accelerating and improving delivery of content and business processes over the Internet.
      The accompanying condensed consolidated financial statements of Akamai have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2004, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, these unaudited statements include all adjustments and accruals consisting only of normal recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Akamai’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for future periods.
      The accompanying condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to current year presentation. In connection with the preparation of the accompanying condensed consolidated financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has made revisions to the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2005 to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $54.7 million for the nine months ended September 30, 2004. This revision in classification does not affect previously reported cash flows from operations or from financing activities for any period.

2.	Business Acquisition
      On June 10, 2005, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera Networks, Inc. (“Speedera”) in exchange for approximately 10.6 million shares of Akamai common stock and 1.7 million Akamai stock options. Speedera provided distributed content delivery services. The purchase of Speedera was intended to enable Akamai to better compete against larger managed services vendors and other content delivery providers, by expanding its customer base and by providing customers with a broader suite of services.
      The aggregate purchase price, net of cash received, was approximately $143.0 million, which consisted of $122.1 million in shares of common stock, $18.4 million in fair value of the Company’s stock options and transaction costs of $2.5 million, which primarily consisted of fees for financial advisory and legal services. The

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
fair value of the Company’s stock options issued to employees was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (years)	4.5
Risk-free interest rate	3.8%
Expected volatility	83.6%
Dividend yield	—
      The intrinsic value allocated to the unvested options issued in the acquisition that had yet to be earned as of the acquisition date was $9.4 million and has been recorded as deferred compensation in the purchase price allocation.
      The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business since June 10, 2005, the date of acquisition, were included in the financial statements of the Company for the three and nine month periods ended September 30, 2005. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of the Company’s final working capital balance sheet adjustments. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to intangible assets, identified by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Speedera customers; trained technical workforce in place in the United States and India; existing sales pipeline and trained sales force; and cost synergies to be realized. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (See Note 7).
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Total consideration:
Common stock issued	$122,126
Fair value of stock options	18,413
Transaction costs accrued	88
Transaction costs paid	2,371

Total purchase consideration	$142,998

Allocation of the purchase consideration
Current assets, including cash of $3,914	$10,600
Fixed assets	2,760
Long-term assets	157
Identifiable intangible assets	43,200
Goodwill	96,740

Total assets acquired	153,457
Fair value of liabilities assumed, including deferred revenue of $450	(19,875)
Deferred compensation	9,416

$142,998

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
      The following table reflects unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2005 and 2004 assuming that the Speedera acquisition had occurred on January 1, 2005 and January 1, 2004, respectively (in thousands, expect per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$75,713	$60,188	$219,563	$171,652
Net income	$272,460	$8,651	$299,941	$12,064
Net income per common share	$1.96	$0.06	$2.11	$0.09
Net income per diluted share	$1.71	$0.06	$1.86	$0.08

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (revised 2004),” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under SFAS No. 123R, pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. The Company will adopt this standard as of the beginning of fiscal year 2006 under the modified prospective transition method. Under this method, a company records compensation expense for all new awards and awards modified, repurchased, or cancelled after the required effective date. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosure in accordance with the provisions of SFAS No. 123. The Company is currently assessing the future impact of adopting SFAS No. 123R on its consolidated results of operations but expects that the adoption will have a material impact. The approximate impact of applying SFAS No. 123R to the Company’s historical periods is illustrated on the pro forma presentation included in Note 4.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 was issued to assist preparers by providing guidance regarding the application of SFAS No. 123R. SAB No. 107 describes the SEC’s views on share-based payment transactions with non-employees and covers key topics, including valuation models, expected volatility and expected term. The Company will apply the principals of SAB No. 107 in conjunction with its adoption of SFAS No. 123R during the first quarter of 2006.
      In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 will not have a material impact on the Company’s financial position or results of operations.

4.	Equity-Related Compensation
      Akamai accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for stock-based awards issued to employees and directors in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock grants, deferred stock units and stock options granted where the exercise price is below the market price on the date of grant. Akamai applies the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation,” through disclosure only for stock-based awards issued

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
to employees and directors. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with SFAS No. 123.
      The following table illustrates the effect on net income and net income per share if the Company had accounted for stock options issued to employees and directors under the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income, as reported	$272,260	$11,249	$302,239	$20,973
Add: stock-based employee compensation included in reported net income	1,301	234	2,137	972
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(8,233)	(7,902)	(22,315)	(47,536)

Pro forma net income (loss)	$265,328	$3,581	$282,061	$(25,591)

Basic net income (loss) per share:
As reported	$1.96	$0.09	$2.29	$0.17
Pro forma	$1.91	$0.03	$2.13	$(0.21)
Diluted net income (loss) per share:
As reported	$1.71	$0.08	$2.00	$0.16
Pro forma	$1.66	$0.03	$1.87	$(0.21)
      The fair value of each option granted during the three and nine months ended September 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate(%)	4.0%	3.5%	3.9%	3.0%
Volatility(%)	70.0%	100.0%	73.0%	100.0%
Dividend yield(%)	—	—	—	—
Weighted average grant date fair value of options granted at market value	$8.78	$10.51	$8.65	$11.03

5.	Net Income per Share
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

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator:
Net income	$272,260	$11,249	$302,239	$20,973
Add back of interest expense and amortization of deferred financing costs on 1% convertible senior notes and 5 1/2% convertible subordinated notes	1,325	710	2,131	—

Numerator for diluted net income	$273,585	$11,959	$304,370	$20,973

Denominator:
Denominator for basic net income per common share	139,204	125,618	132,125	123,789
Effect of dilutive securities:
Stock options	7,697	8,516	7,150	9,563
Warrants	—	—	—	15
Restricted common stock and deferred stock units	148	215	116	190
5 1/2% convertible subordinated notes	368	—	—	—
1% convertible senior notes	12,945	12,945	12,945	—

Denominator for diluted net income per common share	160,362	147,294	152,336	133,557

Basic net income per common share	$1.96	$0.09	$2.29	$0.17
Diluted net income per common share	$1.71	$0.08	$2.00	$0.16
      The following potential common shares have been excluded from the computation of diluted net income per share for the periods presented because their effect would have been antidilutive (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Stock options	5,869	3,253	6,700	3,253
Warrants	—	36	—	36
1% convertible senior notes	—	—	—	11,327
5 1/2% convertible subordinated notes	—	706	—	706

Total	5,869	3,995	6,700	15,322

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income
      The following table presents the calculation of comprehensive income and its components (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$272,260	$11,249	$302,239	$20,973
Other comprehensive income:
Foreign currency translation adjustment	(148)	151	(693)	(66)
Unrealized (loss) gain on investments	(43)	347	(105)	(111)

Comprehensive income	$272,069	$11,747	$301,441	$20,796

      For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2005	2004

Foreign currency translation adjustment	$1,099	$1,792
Net unrealized loss on investments	(505)	(400)

Total accumulated other comprehensive income	$594	$1,392

7.	Goodwill and Other Intangible Assets
      The Company acquired and recorded goodwill and other intangible assets as a result of business acquisitions during the year ended December 31, 2000. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. During the nine months ended September 30, 2005, the Company recorded goodwill of $96.7 million and acquired intangible assets of $43.2 million as a result of the acquisition of Speedera. The change in the carrying amount of goodwill recorded as a result of the Speedera acquisition during the three months ended September 30, 2005 was as follows (See Note 2):

In thousands

Ending balance, June 30, 2005	$92,227
Finalization of purchase price allocations	4,513

Ending balance, September 30, 2005	$96,740

      The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to test goodwill for impairment at least annually. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2005 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2005. The fair value on January 1, 2005 exceeded the net assets of the reporting unit, including goodwill. The carrying value of goodwill, including goodwill recorded as a result of the Speedera acquisition, will next be tested for impairment at January 1, 2006.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Other intangible assets, net subject to amortization consist of the following (in thousands):

	September 30, 2005

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(237)	$763
Customer relationships	40,900	(2,422)	38,478
Non-compete agreements	1,300	(132)	1,168
Acquired license rights	490	(336)	154

Total	$43,690	$(3,127)	$40,563

	December 31, 2004

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Acquired license rights	$490	$(299)	$191

Total	$490	$(299)	$191

      Aggregate expense related to amortization of other intangible assets for the three months ended September 30, 2005 and 2004 was $2.3 million and $12,000, respectively. Aggregate expense related to amortization of other intangible assets for the nine months ended September 30, 2005 and 2004 was $2.8 million and $36,000, respectively. Aggregate expense related to amortization of other intangible assets is expected to be $2.3 million for the remainder of 2005 and $8.4 million, $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.

8.	Restricted Marketable Securities
      As of September 30, 2005, the Company had issued $4.5 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term marketable securities and $730,000 are classified as short-term marketable securities on the unaudited condensed consolidated balance sheet as of September 30, 2005. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2009.

9.	Concentration of Credit Risk
      Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers to help ensure that its accounts receivable credit risk exposure is limited to its estimated reserves. No customer accounted for 10% or more of accounts receivable as of September 30, 2005 or as of December 31, 2004.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	Accounts Receivable
      Net accounts receivable consists of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2005	2004

Trade accounts receivable	$42,631	$31,175
Unbilled accounts	8,158	4,580

Total gross accounts receivable	50,789	35,755
Allowance for doubtful accounts	(2,172)	(928)
Reserve for cash basis customers	(2,375)	(2,375)
Reserve for service credits	(2,307)	(2,119)

Total accounts receivable reserves	(6,854)	(5,422)

Total accounts receivable, net	$43,935	$30,333

11.	Asset Retirement Obligation
      In January 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. As a result of adoption of this statement, the Company recorded an asset retirement obligation and associated long-lived asset of $109,000 as of January 1, 2003 for the fair value of a contractual obligation to remove leasehold improvements at the conclusion of the Company’s facility lease in Cambridge, Massachusetts. The obligation and asset are classified on the Company’s condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004 as non-current liabilities and property and equipment, respectively. The Company will amortize the asset and accrete the obligation over the remaining life of the associated leasehold improvements. As of September 30, 2005, the Company has approximately $123,000 recorded as the non-current asset obligation.

12.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2005	2004

Payroll and other related benefits	$13,125	$8,797
Property, use and other taxes	13,747	13,487
Bandwidth and co-location fees	7,257	5,546
Legal professional fees	927	871
Interest	583	1,640
Other	2,480	1,756

Total	$38,119	$32,097

13.	Lease Restructurings and Lease Terminations
      As of September 30, 2005, the Company had approximately $4.0 million of accrued restructuring liabilities. As part of the Speedera acquisition, the Company’s management committed to a plan to exit certain activities of the Company. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a liability of $1.8 million related to a workforce reduction of approximately 30 employees from Speedera. This liability primarily consisted of employee severance and outplacement costs. The Company expects that this liability will be fully paid by June 2008. For the period from June 10, 2005, the date of acquisition, through September 30, 2005, $440,000 in payments were charged against the severance accrual.
      The following table summarizes the restructuring activity for the nine months ended September 30, 2005 (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2004	$3.6	$—	$3.6
Accrual recorded in purchase accounting	—	1.8	1.8
Cash payments during the nine months ended September 30, 2005	(1.0)	(0.4)	(1.4)

Ending balance, September 30, 2005	$2.6	$1.4	$4.0
Current portion of accrued restructuring liabilities	$1.4	$0.4	$1.8

Long-term portion of accrued restructuring liabilities	$1.2	$1.0	$2.2

      All existing lease restructuring liabilities will be fully paid through August 2007. The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income. As of September 30, 2005, there was no sublease income included in the restructuring balance.

14.	Convertible Notes

5 1/2% Convertible Subordinated Notes
      During the three months ended September 30, 2005, the Company redeemed an aggregate of $56.6 million in principal amount of its remaining outstanding 5 1/2% convertible subordinated notes due 2007 (the “5 1/2% convertible subordinated notes”) for total cash payments of $58.1 million. The purchase price was $1,015.71 for each $1,000 in principal amount repurchased. The Company recorded the outstanding deferred financing costs relating to these repurchased notes and premium paid of $481,000 and $889,000, respectively, for the three months ended September 30, 2005, to loss on early extinguishment of debt. For the three and nine months ended September 30, 2005, amortization of deferred financing costs on the 5 1/2% convertible subordinated notes was $44,000 and $175,000, respectively. For the three and nine months ended September 30, 2004, amortization of deferred financing costs on the 5 1/2% convertible subordinated notes was $99,000 and $466,000, respectively.
      During nine months ended September 30, 2004, in individually negotiated transactions, the Company repurchased an aggregate of $106.6 million in principal amount of its outstanding 5 1/2% convertible subordinated notes for total cash payments of $109.7 million. The purchase prices ranged between $1,018.00 and $1,023.57 for each $1,000 in principal amount repurchased. Additionally, in February 2004, the Company commenced a tender offer to repurchase up to $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 of principal amount tendered. In March 2004, the Company amended the tender offer to increase the maximum price at which it was willing to repurchase the 5 1/2% convertible subordinated notes to $1,012.50 per $1,000 principal amount of the notes. Pursuant to the tender offer, in March 2004, the Company repurchased $37.9 million in aggregate principal amount of the 5 1/2% convertible subordinated notes for a total cash payment of $38.3 million. The purchase price was $1,012.50 for each $1,000 of principal amount tendered. For the nine months ended September 30, 2004, the Company recorded the outstanding deferred financing costs

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
relating to the repurchased notes and premium paid of $2.1 million and $2.3 million, respectively, to loss on early extinguishment of debt. Additionally, the Company incurred $1.5 million of advisory services and offering expenses in connection with the tender offer and repurchases, which is included in loss on early extinguishment of debt.

1% Convertible Senior Notes
      In December 2003 and January 2004, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 (the “1% convertible senior notes”) for aggregate proceeds of approximately $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The notes may be converted into shares of the Company’s common stock at the option of the holder in the following circumstances:

•	during any calendar quarter commencing after March 31, 2004, if the closing sale price of the common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price in effect on such last trading day;

•	if the convertible notes are called for redemption (as described below);

•	if the Company makes specified distributions on its common stock or engages in specified transactions; and

•	during the five trading day period immediately following any ten consecutive trading day period in which the trading price per $1,000 principal amount of the convertible notes for each day of such ten day period is less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of its common stock issuable upon conversion of $1,000 principal amount of the convertible notes.
      The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $210,000 for each of the three months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005 and 2004, amortization of deferred financing costs of the 1% convertible senior notes was approximately $631,000 and $628,000, respectively. Using the interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

15.	Equity
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
      On May 24, 2005, the Company granted an aggregate of 58,366 deferred stock units (“DSUs”) under the Company’s 1998 Stock Incentive Plan, as amended, to the non-employee members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs vest 50% on May 24, 2006 with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period of at least one year, but not more than ten years from the grant date. At the grant date, the Company recorded deferred compensation of $750,000 for the intrinsic value of these DSUs. The deferred compensation is being recognized as compensation expense over the expected two-year vesting period.
      On July 21, 2005, the Company granted 12,448 DSUs under the Company’s 1998 Stock Incentive Plan, as amended, to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The DSUs vest 50% on May 24, 2006 with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter. At the grant date, the Company recorded deferred compensation of $180,000 for the intrinsic value of these DSUs. The deferred compensation is being recognized as compensation expense over the expected two-year vesting period.

16.	Segment and Enterprise-Wide Disclosure
      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of September 30, 2005, Akamai operated in one business segment: providing services for accelerating and improving the delivery of content and business processes over the Internet.
      The Company deploys its servers into networks worldwide. As of September 30, 2005, the Company had approximately $34.1 million and $8.4 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2004, the Company had approximately $22.4 million and $2.8 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a direct sales force located both domestically and abroad. For the three and nine-month periods ended September 30, 2005, approximately 20% and 21%, respectively, of revenues was derived from the Company’s operations outside the United States, including 15% and 16%, respectively, from Europe. For each of the three and nine-month periods ended September 30, 2004, approximately 18% of revenues was derived from the Company’s operations outside the United States, including 14% from Europe. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For the three and nine months ended September 30, 2005, no customer accounted for more than 10% of total revenues. For the three and nine-month periods ended September 30, 2004, one customer accounted for 10% and 11%, respectively, of total revenues. No other customers accounted for more than 10% of revenues for any other period reported in these unaudited condensed consolidated financial statements.

17.	Taxes
      As of June 30, 2005, the Company’s U.S. and foreign net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at June 30, 2005, pursuant to SFAS No. 109, “Accounting for Income Taxes,” the Company did not have sufficient history of income to

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative operating results through September 30, 2005 and an assessment of the Company’s expected future results of operations, during the third quarter of 2005, the Company determined that it has become more likely than not that it would be able to realize a substantial portion of its U.S. and foreign net operating loss carryforward tax assets prior to their expiration and other deferred tax assets. As a result, at September 30, 2005, the Company released a total of $321.8 million of its U.S. and foreign deferred tax asset valuation allowance. Of the $321.8 million, $255.3 million of the valuation release was recorded as a discrete benefit for income taxes on the Company’s unaudited condensed consolidated statement of operations, and $61.0 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in capital on the unaudited condensed consolidated balance sheet as of September 30, 2005. Approximately $2.7 million of the valuation release was recorded as a reduction to acquired goodwill and intangibles.
      As of September 30, 2005, the Company has a remaining valuation allowance of approximately $35.6 million. Of the remaining valuation allowance as of September 30, 2005, $6.9 million relates to certain state NOLs that the Company expects will expire without being utilized. It is expected that the remaining $28.7 million of the valuation allowance will be released during the fourth quarter of 2005 as a result of the requirement under SFAS No. 109 to use an annualized effective tax rate for each interim period during the year including current year interim periods after a valuation allowance release has occurred.
      As of September 30, 2005, the Company had United States federal and state NOL carryforwards of approximately $1.1 billion and research and development tax credit carryforward tax assets of $10.6 million, which will expire at various dates through 2024. As of September 30, 2005, the Company has foreign NOL carryforwards of $9.6 million.
      The Company plans to reinvest indefinitely undistributed foreign earnings.
      The following table summarizes the Company’s deferred tax assets, net (in thousands):

	At September 30,	At December 31,
	2005	2004

Deferred tax assets	$358,931	$366,434
Valuation allowance	(35,584)	(366,434)

Deferred tax assets, net	$323,347	$—

Short-term deferred tax assets, net	$2,934	$—
Long-term deferred tax assets, net	320,413	—

Deferred tax assets, net	$323,347	$—

      The following table summarizes the Company’s (benefit) provision for income taxes included in its unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interim period (benefit) provision for income taxes	$(144)	$71	$958	$585
Release of valuation allowance	(255,345)	—	(255,345)	—

(Benefit) provision for income taxes	$(255,489)	$71	$(254,387)	$585

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The Company has recorded certain tax reserves, which approximated $8.1 million as of September 30, 2005, to address potential exposures involving its sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that the Company estimated. During the nine months ended September 30, 2005, based upon the resolution of its sales and use and franchise tax matters in various jurisdictions, the Company reduced such tax reserves by approximately $1.8 million resulting in a corresponding credit to general and administrative expenses. Additionally, during the nine months ended September 30, 2005, the Company made payments of approximately $1.7 million against these reserves as a result of such resolutions.

18.	Commitments, Contingencies and Guarantees

Operating and Capital Leases
      The Company leases its facilities and certain equipment under non-cancelable operating leases. These operating leases expire at various dates through June 2010 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. As part of the Speedera acquisition, the Company acquired equipment under capital leases that expire on various dates through April 2006. The minimum aggregate future obligations under non-cancelable leases as of September 30, 2005 are as follows (in thousands):

	Operating	Capital
	Leases	Leases

Remaining 2005	$1,774	$180
2006	6,645	248
2007	5,817	—
2008	3,859	—
2009	1,554	—
Thereafter	104	—

Total	$19,753	$428

Less: interest		$(8)

Total principal obligations		$420

Purchase Commitments
      The Company has long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2005 and for the years ended December 31, 2006 and 2007, the minimum commitments are approximately $4.2 million, $4.1 million and $233,000, respectively. The Company had an equipment purchase commitment of approximately $500,000 as of September 30, 2005. This purchase commitment expires in August 2006. Additionally, as of September 30, 2005, the Company has entered into purchase orders with various vendors for aggregate purchase commitments of $4.8 million, which are expected to be paid during the remainder of 2005.

Litigation
      Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of Akamai’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On August 31, 2005, the Court preliminarily approved the modifications to the settlement and scheduled a hearing on April 24, 2006 to consider whether to grant final approval. The Company believes that it has meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, it intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.
      The Company and Speedera were involved in lawsuits against each other regarding patent infringement and false advertising and trade secrets claims. Upon completion of the acquisition of Speedera, all lawsuits between Akamai and Speedera were dismissed.

Guarantees
      In November 2002, the FASB issued Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions of FIN 45 were effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The fair value of the Company’s guarantees issued or modified during the three months ended September 30, 2005 was determined to be immaterial.

19.	Subsequent Events
      On October 18, 2005, the Company announced that its Chief Financial Officer will retire in early 2006.
      On October 31, 2005, the Company entered into an agreement with an underwriter pursuant to which the underwriter purchased 12,000,000 shares of the Company’s common stock at a price of $16.855 per share in connection with a public offering. The Company’s net proceeds from the offering were approximately $202 million after related expenses. The Company has also granted to the underwriter an option, exercisable for 30 days after the closing of the offering, to purchase up to an additional 1,800,000 shares of the Company’s common stock solely for the purpose of covering overallotments, if any.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Factors Affecting Future Operating Results.” We expressly disclaim any obligation to update any such forward-looking statements.
Overview
      Akamai provides services for accelerating and improving the delivery of content and business processes over the Internet. Our globally distributed platform comprises more than 18,000 servers in more than 950 networks in 69 countries.
      The following sets forth certain consolidated statements of operations data, expressed as a percentage of revenues, for the periods indicated:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	20.2	22.0	19.7	22.9
Research and development expense	6.5	6.1	6.5	5.8
Sales and marketing expense	26.2	24.3	27.3	26.7
General and administrative expense	19.2	22.3	18.8	22.0
Amortization of other intangible assets	3.0	—	1.4	—

Total cost and operating expenses	75.1	74.7	73.7	77.4
Income from operations	24.9	25.3	26.3	22.6
Interest income	1.1	0.9	1.1	1.0
Interest expense	(1.8)	(3.8)	(2.3)	(5.4)
Other (expense) income, net	(0.1)	0.1	(0.4)	(0.1)
Loss on early extinguishment of debt	(1.8)	(1.2)	(0.7)	(3.9)
Loss on investments, net	—	(0.1)	—	—

Income before (benefit) provision for income taxes	22.3	21.2	24.0	14.2
(Benefit) provision for income taxes	(337.4)	0.1	(126.9)	0.4

Net income	359.7%	21.1%	150.9%	13.8%

      We were profitable for the fiscal year 2004 and for the nine months ended September 30, 2005; however, we cannot guarantee continued profitability for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•	During each quarter of 2004 and for the first three quarters of 2005, the dollar volume of the recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•	During the first three quarters of 2005, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. However, due to increased traffic delivered over our network, our total bandwidth costs have increased during these periods. We believe that our overall bandwidth costs will continue to increase for the remainder of 2005 as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could exceed our expectations for the remainder of 2005.

•	During the first three quarters of 2005, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will decline compared to those in prior years as our customer base continues to grow.

•	During the quarter ended September 30, 2005, revenues derived from customers outside the United States accounted for 20% of our total revenues. We expect revenues derived from customers outside the United States to be approximately 20% to 25% of our total revenues in 2005.

•	Depreciation expense related to our network equipment increased during the third quarter of 2005 as compared to the second quarter of 2005. As a result of additional purchases in the third quarter of 2005, as well as equipment acquired with the acquisition of Speedera Networks, Inc., or Speedera, we believe that depreciation expense related to our network equipment will continue to increase, on a quarterly basis, during the remainder of 2005 and in 2006 as we continue to invest in network infrastructure equipment. We expect that the amortization of internal-use software development costs, which we include in cost of revenues, will continue to increase as we continue to enhance and add functionality to our service offerings which will increase the amount of capitalized internal-use software costs.

•	We expect that equity compensation costs will increase during the remainder of 2005 due to equity awards issued in connection with the acquisition of Speedera and deferred stock units issued to members of our Board of Directors in May and July 2005. Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment (revised 2004),” which will be applicable to us during the first quarter of 2006, will require us to record compensation expense for employee stock awards at fair value at the time of grant. Upon adoption, we anticipate a further increase in our equity-based compensation expense which will cause our expected net income to decrease significantly in the future because we have a significant number of unvested employee options outstanding and we expect to continue to grant equity-based compensation in the future.

•	During the third quarter of 2005, we released most of our U.S. and foreign deferred tax asset valuation allowance. Based upon our cumulative operating results through September 30, 2005 and an assessment of our expected future results, we determined that it is more likely than not that our deferred tax assets will be realized. During the third quarter of 2005, we released $321.8 million of our deferred tax asset valuation allowance, of which $255.3 million of the valuation release was recorded as a discrete income tax benefit in our statement of operations for such quarter.
      Based on our analysis of the aforementioned trends and events, we expect to continue to generate net income on a quarterly basis during the remainder of 2005 and in 2006; however, our future results will be affected by many factors identified below in “Factors Affecting Future Operating Results,” including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	maintain the prices we charge for our services;

•	prevent disruptions to our services and network due to accidents or intentional attacks;

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues; and

•	successfully complete the integration of Speedera.
      As a result, there is no assurance that we will achieve our expected financial objectives, including a positive net income.
Recent Events
      On October 18, 2005, the Company announced that its Chief Financial Officer will retire in early 2006.
      On October 31, 2005, we entered into an agreement with an underwriter pursuant to which the underwriter purchased 12,000,000 shares of our common stock at a price of $16.855 per share in connection with a public offering. Our net proceeds from the offering were approximately $202 million after related expenses. We have also granted to the underwriter an option, exercisable for 30 days after the closing of the offering, to purchase up to an additional 1,800,000 shares of our common stock solely for the purpose of covering overallotments, if any.
Critical Accounting Policies and Estimates
      Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, accounts receivable reserves, investments, intangible assets, income and other taxes, depreciable lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of these critical accounting policies and estimates. There were no material changes to our critical accounting policies during the quarter ended September 30, 2005.
Results of Operations
      Revenues. We derive revenue from sales of services and granting licenses of technology and data. Total revenues increased 42%, or $22.4 million, to $75.7 million for the three months ended September 30, 2005 as compared to $53.3 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, total revenues increased 32%, or $48.0 million, to $200.5 million as compared to $152.4 million for the nine months ended September 30, 2004. The increase in total revenues for the three and nine months ended September 30, 2005 as compared to the same periods in the prior year was primarily attributable to an increase in service revenue of $23.4 million and $49.3 million in the three and nine months ended September 30, 2005, respectively. The increase in service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic delivered and additional services sold to new and existing customers. Additionally, the service revenue for both the three and nine months ended September 30, 2005, included revenue contributed by the former Speedera operations from June 10, 2005, the acquisition date, to the end of the third quarter. As of September 30, 2005, we had 1,830 customers under recurring revenue contracts as compared to 1,258 as of September 30, 2004.
      For the three and nine months ended September 30, 2005, software and software-related revenues decreased $1.0 million and $1.3 million, respectively, as compared to the same periods in the prior year. Software and software-related revenues includes sales of customized software projects and technology licensing. The decrease in software and software-related revenues over the periods presented reflect a reduction in the number of customized software projects that we undertook for customers and a decrease in the number of software licenses executed with customers.

      For the three months ended September 30, 2005 and 2004, 20% and 18%, respectively, of our total revenues were derived from our operations located outside of the United States, including 15% and 14%, respectively, derived from Europe. For the nine months ended September 30, 2005 and 2004, 21% and 18%, respectively, of our total revenues were derived from our operations located outside of the United States, including 16% and 14%, respectively, derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods. Resellers accounted for 24% of total revenues for each of the three and nine-month periods ended September 30, 2005 as compared to 26% of revenues for each of the three and nine-month periods ended September 30, 2004. For the three and nine-month periods ended September 30, 2005, no customer accounted for 10% or more of total revenues. For the three and nine-month periods ended September 30, 2004, one customer accounted for 10% and 11%, respectively, of total revenues. No other customer accounted for 10% or more of revenues during these periods.
      Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and equity-related compensation for network operations personnel, cost of licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software.
      Cost of revenues increased 30%, or $3.5 million, to $15.3 million for the three months ended September 30, 2005 as compared to $11.7 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, cost of revenues increased 13%, or $4.6 million, to $39.6 million as compared to $35.0 million for the nine months ended September 30, 2004. These increases were primarily due to an increase in aggregate bandwidth costs due to higher traffic levels and an increase in depreciation expense of network equipment as we continue to invest in our infrastructure. These increases were offset by a reduction in cost of software licenses of approximately $900,000 as a result of a decrease in the number of software licenses executed during each of the three and nine months ended September 30, 2005. Overall, bandwidth expenses are increasing at a lower rate because we have reduced our network bandwidth costs per unit.
      Cost of revenues during the three and nine months ended September 30, 2005 also included credits of approximately $326,000 and $916,000, respectively, as a result of settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. During the three and nine months ended September 30, 2004, cost of revenues included similar credits of $99,000 and $852,000, respectively. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, will vary.
      Cost of revenues was comprised of the following (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Bandwidth, co-location and storage fees	$9.9	$6.7	$25.4	$19.7
Payroll and related costs of network operations personnel, including equity compensation	0.9	0.9	2.8	2.5
Cost of software licenses	0.1	1.0	0.6	1.5
Depreciation and impairment of network equipment and amortization of internal-use software	4.4	3.1	10.8	11.3

Total cost of revenues	$15.3	$11.7	$39.6	$35.0

      We have long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2005 and for the years ending December 31, 2006 and 2007, the minimum commitments related to bandwidth usage and co-location services are approximately $4.2 million, $4.1 million and $233,000, respectively.
      We expect that cost of revenues will increase in the fourth quarter of 2005. We expect to deliver more traffic on our network in the fourth quarter of 2005, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be mitigated by lower bandwidth costs per unit. We expect increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with payroll and related costs, including equity compensation, as we continue to make investments in our network.
      Research and Development. Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three and nine months ended September 30, 2005, we capitalized software development costs of $2.2 million and $6.4 million, respectively. These development costs consisted of external consulting and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. During the three and nine months ended September 30, 2004, we capitalized $1.9 million and $5.4 million, respectively, of software development costs. These capitalized internal-use software costs are amortized to costs of revenues over their estimated useful lives of two years.
      Research and development expenses increased 54%, or $1.7 million, to $5.0 million for the three months ended September 30, 2005 as compared to $3.2 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, research and development expenses increased 49%, or $4.3 million, to $13.1 million as compared to $8.8 million for the nine months ended September 30, 2004. The increase in research and development expenses was primarily due to an increase in payroll and related costs due to an increase in headcount. The following table quantifies the net increase in the various components of our research and development expenses for the periods presented (in millions):

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	as Compared to 2004	as Compared to 2004

Payroll and related costs, including equity compensation	$1.7	$4.5
Capitalization of internal-use software development costs and other	—	(0.2)

Total net increase	$1.7	$4.3

      We believe that research and development expenses will continue to increase, on a quarterly basis, during the remainder of 2005 and in 2006, as we continue to increase hiring of development personnel and make investments in our core technology and refinements to our other service offerings.
      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.
      Sales and marketing expenses increased 53%, or $6.8 million, to $19.8 million for the three months ended September 30, 2005 as compared to $13.0 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, sales and marketing expenses increased 35%, or $14.3 million, to $54.9 million as compared to $40.6 million for the nine months ended September 30, 2004. The increase in sales and marketing expenses was primarily due to higher payroll and related costs, particularly commissions, for sales and marketing personnel due to revenue growth. Additionally, during the nine months ended September 30, 2005, marketing and related costs increased due to higher advertising and promotional costs as compared to same period in 2004. The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	as Compared to 2004	as Compared to 2004

Payroll and related costs, including equity compensation	$5.2	$10.6
Marketing and related costs	0.6	1.9
Other expenses	1.0	1.8

Total increase	$6.8	$14.3

      We believe that sales and marketing expenses will continue to increase, on a quarterly basis, in the fourth quarter of 2005 and in 2006 due to an expected increase in commissions on higher forecasted sales, the expected increase in hiring of sales personnel and additional expected increases in other marketing costs such as advertising.
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
      General and administrative expenses increased 23%, or $2.7 million, to $14.6 million for the three months ended September 30, 2005 as compared to $11.9 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, general and administrative expenses increased 12%, or $4.2 million, to $37.7 million as compared to $33.6 million for the nine months ended September 30, 2004. The increase in general and administrative expenses was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as an increase in the provision for doubtful accounts. This increase was offset by a reduction in expense related to legal and consulting costs, which is included in consulting and advisory services, associated with the dismissal of the lawsuits between Akamai and Speedera as a result of our acquisition of Speedera. The following table quantifies the increase in general and administrative expenses for the periods presented (in millions):

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	as Compared to 2004	as Compared to 2004

Payroll and related costs, including equity compensation	$2.7	$5.5
Depreciation and amortization	(0.1)	(1.0)
Consulting and advisory services	(1.0)	(1.1)
Provision for doubtful accounts	0.7	1.4
Other expenses	0.4	(0.6)

Total net increase	$2.7	$4.2

      During the three and nine months ended September 30, 2005, we capitalized software development costs of approximately $322,000 and $525,000, respectively, consisting of external consulting costs and payroll and payroll-related costs related to personnel involved in the development of internally-used software applications. During the three and nine months ended September 30, 2004, we capitalized $60,000 and $237,000, respectively.
      We expect general and administrative expenses to increase slightly on a quarterly basis for the fourth quarter of 2005.
      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased to $2.3 million for the three months ended September 30, 2005 as compared to $12,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, amortization of other intangible assets increased to $2.8 million as compared to $36,000 for the nine months ended September 30, 2004. The increase in amortization of other intangible assets during the three and nine months ended September 30, 2005 was due to the amortization of intangible assets from the acquisition of Speedera in June 2005. We expect to amortize approximately $2.3 million for the fourth quarter of 2005 and $8.4 million, $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.
      Interest Income. Interest income consists of interest earned on invested cash balances and marketable securities. Interest income increased 61%, or $309,000, to $816,000 for the three months ended September 30, 2005 as compared to $507,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, interest income increased 43%, or $663,000, to $2.2 million as compared to $1.6 million for the nine months ended September 30, 2004. The increase was a result of an increase in our invested cash and marketable securities balance levels period over period, as well as increase in interest rates earned on our investments.
      Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 32%, or $657,000, to $1.4 million for the three months ended September 30, 2005 as compared to $2.0 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, interest expense decreased 45%, or $3.7 million, to $4.6 million as compared to $8.3 million for the nine months ended September 30, 2004. The decrease was due to a reduction of our debt obligation as a result of our redemption of the $56.6 million remaining outstanding principal amount of our 5 1/2% convertible subordinated notes in the third quarter of 2005 and at various times throughout 2004. We believe that interest expense on our debt obligations, including deferred financing amortization and capital lease interest expense, will not exceed $5.5 million in the aggregate for 2005.
      Loss on Early Extinguishment of Debt. During the three and nine months ended September 30, 2005, we recorded a loss on early extinguishment of debt of $1.4 million as a result of our redemption of our remaining 5 1/2% convertible subordinated notes. This loss of $1.4 million consists of a reduction of $480,000 of deferred financing costs associated with repurchases of notes prior to their maturity and $890,000 in premiums above par value paid to repurchase such notes. During the three and nine months ended September 30, 2004, we recorded a loss on early extinguishment of debt of $634,000 and $5.9 million, respectively, as a result of costs incurred in connection with our repurchase of our 5 1/2% convertible subordinated notes during these periods. The loss of $5.9 million consists of the reduction of $2.1 million of deferred financing costs associated with repurchases of notes prior to their maturity, $1.5 million in advisory services costs incurred related to the repurchases and $2.3 million in premiums above par value paid to repurchase such notes.
      Other (Expense) Income, net. Other net expense represents net foreign exchange losses incurred during the periods presented, as well as gains on legal settlements. Other net expense increased 162%, or $164,000, to $63,000 for the three months ended September 30, 2005 as compared to other net income of $101,000 for the three months ended September 30, 2004. Other net expense increased 484%, or $590,000, to $712,000 for the nine months ended September 30, 2005 as compared to other net expense of $122,000 for the nine months ended September 30, 2004. These changes in other net expense for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, were due to exchange rate fluctuations. Additionally, during the nine months ended September 30, 2005, other net expense includes approximately

$518,000 of gains on legal settlements. Other (expense) income, net may fluctuate in the future based upon movements in foreign exchange rates.
      Loss on Investments, net. During the three and nine months ended September 30, 2005, we recorded a net loss on investments of $27,000 on the sale of marketable securities. During the three and nine months ended September 30, 2004, we recorded a net loss on investments of $79,000 and $68,000, respectively, on the sale of marketable securities. We do not expect significant gains or losses on investments for the remainder of 2005.
      (Benefit) Provision for Income Taxes. During the three and nine months ended September 30, 2005, we recorded a discrete income tax benefit of $255.3 million. The following table summarizes the components that comprise the benefit for income taxes included in our statements of operations for the periods indicated (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interim period provision for income taxes	$(144)	$71	$958	$585
Release of valuation allowance	(255,345)	—	(255,345)	—

(Benefit) provision for income taxes	$(255,489)	$71	$(254,387)	$585

      As of June 30, 2005, our U.S. and foreign net operating losses, or NOLs, and other deferred tax assets were fully offset by a valuation allowance primarily because at the time, pursuant to Statement of Financial Accounting Standard, or SFAS, No. 109, “Accounting for Income Taxes,” we did not have sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. Based upon our cumulative operating results through September 30, 2005 and an assessment of our expected future results of operations, during the third quarter of 2005, we determined that it has become more likely than not that we would be able to realize a substantial portion of our U.S. and foreign NOL carryforward tax assets prior to their expiration and other deferred tax assets. As a result, at September 30, 2005, we released a total of $321.8 million of our U.S. and foreign deferred tax asset valuation allowance. Of the $321.8 million, $255.3 million of the valuation release was recorded as a discrete benefit for income taxes in our statement of operations, and $61.0 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on the balance sheet at September 30, 2005. Approximately $2.7 million of the valuation release was recorded as a reduction to acquired goodwill and intangibles. The valuation allowance that related to certain state NOL carryovers with a five year carryover period was not released due to uncertainty about our ability to apply such NOLs.
      During the three and nine months ended September 30, 2005, we recorded a benefit of $144,000 and a provision of $958,000, respectively, for the interim period provision for income taxes. During the three and nine months ended September 30, 2004, we recorded a provision for income taxes of $71,000 and $585,000, respectively. The benefit of $144,000 recorded during the three months ended September 30, 2005 was a result of a reduction in our annualized effective tax rate. The provision for income taxes for the 2005 and 2004 interim periods was primarily related to income earned in foreign jurisdictions where we were profitable and our alternative minimum tax payment obligations.
      As of September 30, 2005, we had a remaining valuation allowance of approximately $35.6 million. Of the remaining valuation allowance as of September 30, 2005, $6.9 million relates to certain state NOLs that we expect will expire without being utilized. It is expected that the remaining $28.7 million of the valuation allowance will be released during the fourth quarter of 2005 as a result of the requirement under SFAS No. 109 that we use an annualized effective tax rate for each interim period during the year including current year interim periods after a valuation allowance release has occurred.
      As of September 30, 2005, we had United States federal and state NOL carryforwards of approximately $1.1 billion and research and development tax credit carryforward tax assets of $10.6 million, which will expire at various dates through 2024. As of September 30, 2005, we have foreign NOL carryforwards of $9.6 million.

      While we expect our effective tax rate for the fourth quarter of 2005 to remain relatively consistent with our annualized effective tax rate used for calculating our provision for income taxes for our 2005 interim periods before considering the deferred tax valuation allowance release discussed above, our annualized effective tax rate in future periods after 2005 is expected to significantly increase. We currently expect that our consolidated annualized effective tax rate in 2005 will be approximately 40%.
      Because of the availability of NOLs referred to above, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid in respect of income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOL is utilized. In determining our net deferred tax assets and valuation allowances, and projections of our future provision for income taxes, annualized effective tax rates, and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.
Liquidity and Capital Resources
      To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock;

•	the issuance in April 1999 of senior subordinated notes, which we repaid in 1999, that generated approximately $124.6 million in net proceeds;

•	an initial public offering of our common stock in October 1999 that generated approximately $217.6 million in proceeds after underwriters’ discounts and commissions;

•	the sale in June 2000 of an aggregate of $300 million in principal amount of our 5 1/2% convertible subordinated notes, which were redeemed in full between December 2003 and September 2005, which generated net proceeds of $290.2 million;

•	the sale in December 2003 and January 2004 of an aggregate of $200 million in principal amount of our 1% convertible senior notes, which generated net proceeds of $194.1 million;

•	the public offering of 12.0 million shares of our common stock in November 2005 that generated approximately $202.0 million in proceeds after underwriters’ discounts and commissions; and

•	cash generated by operations.
      As of September 30, 2005, cash, cash equivalents and marketable securities totaled $86.5 million, of which $4.5 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.
      Net cash provided by operating activities was $55.1 million for the nine months ended September 30, 2005 compared to $35.7 million for the nine months ended September 30, 2004. The increase in cash provided by operating activities was primarily due to increased service revenue during the nine months ended September 30, 2005 as a result of increased customers under recurring revenue contracts and increased traffic on our network, as well as an increase in deferred revenue. We expect that cash provided by operating activities will continue to remain positive as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays due to, among other things, expected increases in headcount. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will, however, affect the future amount of cash used in or provided by operating activities.
      Cash used in investing activities was $5.8 million for the nine months ended September 30, 2005 compared to cash provided by investing activities of $16.0 million for the nine months ended September 30, 2004. Cash used in investing activities for the nine months ended September 30, 2005 reflects net sale and maturity of marketable securities of investments of $20.3 million and $1.7 million of cash acquired through the

Speedera acquisition, offset by capital expenditures of $28.1 million, consisting of the capitalization of the purchase of network infrastructure equipment and internal-use software development costs related to our current and future service offerings. Cash provided by investing activities for the nine months ended September 30, 2004 primarily reflected the net sale and maturity of marketable securities of $23.9 million, offset by capital expenditures of $13.0 million. For the nine months ended September 30, 2004, cash provided by investing activities also included a decrease of $5.0 million in restricted cash to reflect our repurchase of $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004. We expect that total capital expenditures, a component of cash used in investing activities, will be between approximately 12% and 13% of revenues in the fourth quarter of 2005.
      Cash used in financing activities was $49.3 million for the nine months ended September 30, 2005, as compared to cash used in financing activities of $110.7 million for the nine months ended September 30, 2004. Cash used in financing activities during the nine months ended September 30, 2005 reflects repurchases of $56.6 million in principal amount of our outstanding 5 1/2% convertible subordinated notes and payments on capital lease obligations of $398,000, offset by $7.7 million in proceeds received from the issuance of common stock to employees upon exercise of stock options. Cash used in financing activities for the nine months ended September 30, 2004 reflects proceeds received from the issuance of our 1% convertible senior notes, net of financings costs, of $24.3 million and proceeds from issuances of common stock to employees upon exercise of stock options of $9.9 million. Such proceeds were offset by payments made to repurchase $144.5 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital lease obligations of $402,000.
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
      The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004

Cash, cash equivalents and marketable securities balance as of December 31, 2004 and 2003, respectively	$108.4	$208.4

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	193.4	147.7
Payments to vendors	(100.7)	(62.8)
Payments for employee payroll	(66.0)	(50.1)
Debt repurchases	(58.1)	(144.5)
Debt proceeds	—	24.3
Debt interest and premium payments	(4.1)	(16.0)
Stock option exercises	7.7	9.9
Cash acquired in business acquisition	3.9	—
Other	2.0	2.9

Net decrease	(21.9)	(88.6)

Cash, cash equivalents and marketable securities balance as of September 30, 2005 and 2004, respectively	$86.5	$119.8

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities of $86.5 million as of September 30, 2005, the approximately $202.0 million raised in November 2005 and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders. See “Factors Affecting Future Operating Results.”
Contractual Obligations and Commercial Commitments
      The following table presents our contractual obligations and commercial commitments, as of September 30, 2005 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual Obligations		Less than	12-36	36-60	More than
as of September 30, 2005	Total	12 Months	Months	Months	60 Months

1% convertible senior notes	$200.0	$—	$—	$—	$200.0
Interest on convertible notes outstanding	56.0	2.0	4.0	4.0	46.0
Bandwidth and co-location agreements	8.5	8.1	0.4	—	—
Real estate operating leases	19.8	6.8	10.5	2.5	—
Capital leases	0.4	0.4	—	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	4.8	4.8	—	—	—

Total	$290.0	$22.6	$14.9	$6.5	$246.0

Letters of Credit
      As of September 30, 2005, we had outstanding $4.5 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.7 million are classified as long-term marketable securities and $730,000 are classified as short-term marketable securities on the condensed consolidated balance sheet dated as of September 30, 2005. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2009.
Off-Balance Sheet Arrangements
      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Guarantees” in the footnotes to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended September 30, 2005 was determined to be immaterial. As of September 30, 2005, we do not have any additional off-balance sheet arrangements, except for operating leases, and have not entered into transactions with special purpose entities.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board, or APB, Opinion

No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. We expect to adopt this standard as of January 1, 2006 under the modified prospective transition method. Under this method, a company records compensation expense for all new awards and awards modified, repurchased, or cancelled after the required effective date. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosure in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123R to our consolidated results of operations but expect that the adoption will have a material impact. The estimated impact of applying SFAS No. 123R to our historical periods is illustrated on the pro forma presentation included in Note 4 of the condensed consolidated financial statements.
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
      In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 will not have a material impact on our financial position or results of operations.
Factors Affecting Future Operating Results

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources.
      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Other competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their services with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer. In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

If we are unable to sell our services at acceptable prices relative to our costs, the prices we charge for our services decline over time, our business and financial results are likely to suffer.
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
      The year ended December 31, 2004 was the first fiscal year during which we achieved profitability as measured in accordance with accounting principles generally accepted in the United States of America. We have also achieved profitability in each of the first three quarters of 2005. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. Therefore, we will need to generate higher revenues to maintain profitability. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	failure to increase sales of our content delivery and other core services;

•	significant increases in bandwidth costs or other operating expenses;

•	inability to maintain our prices;

•	failure to expand the market acceptance for our services due to continuing concerns about commercial use of the Internet, including security, reliability, speed, cost, quality of service and regulatory initiatives;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers;

•	unauthorized use or access to content delivered over our network or network failures;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services and software.

If we are unable to develop new services and enhancements to existing services, or if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.
      The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new services into existing and emerging markets. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do and, consequently, loss of market share, revenues and earnings.

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
      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. We believe that we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us or at all, our business and financial results could suffer. In addition, our telecommunications and network providers typically provide rack space for our servers. Damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.
      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, capitalization of internal-use software, contingent obligations, doubtful accounts and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

Our substantial leverage may impair our ability to maintain and grow operations, and any failure to meet our repayment obligations would damage our business.
      We have long-term debt. As of September 30, 2005, our total long-term debt was $200.0 million. Our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our notes, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

If our license agreement with the Massachusetts Institute of Technology, or MIT, terminates, our business could be adversely affected.
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
      Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to increase revenues and improve profitability. Companies providing Internet-related products and services are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and require us to do one or more of the following:

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
      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have brought numerous lawsuits against entities that we believe are infringing our intellectual property rights. These legal protections afford only limited protection. Monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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
      Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. We do not hold derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate obligations and certificates of deposit.
      Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of September 30, 2005, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $230.8 million, respectively.
      We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations.

Item 4.	Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2004 and Item 1 of Part II of our quarterly report on Form 10-Q for the period ended June 30, 2005 for a discussion of legal proceedings as to which there were no material developments during the quarter ended September 30, 2005.

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

Robert Cobuzzi,
Chief Financial Officer
November 9, 2005

EXHIBIT INDEX

Exhibit 3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

Exhibit 3.2(B)	Amended and Restated By-Laws of the Registrant

Exhibit 3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

Exhibit 4.1(B)	Specimen common stock certificate

Exhibit 4.2(E)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

Exhibit 4.3(D)	Indenture, dated as of June 20, 2000, by and between the Registrant and State Street Bank and Trust Company

Exhibit 4.4(F)	Registration Rights Agreement, dated as of December 12, 2003, by and between the Registrant and Credit Suisse First Boston LLC

Exhibit 4.5(E)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

Exhibit 4.6(G)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 10.30(H)	Employment Offer Letter Agreement dated October 14, 2005 between the Registrant and J. Donald Sherman
Exhibit 10.31(I)	Underwriting Agreement dated October 31, 2005 between the Registrant and Deutsche Bank Securities Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2000.

(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.

(G)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.

(H)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2005.

(I)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on November 2, 2005.