Form 10-K
period 2005-12-31
AKAMAI TECHNOLOGIES INC
filed 2006-03-16
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 0-27275

Akamai Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3432319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8 Cambridge Center, Cambridge, MA (Address of Principal Executive Offices)	02142 (Zip Code)

Registrant’s telephone number, including area code:  (617) 444-3000

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer  ☑     Accelerated Filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,638 million based on the last reported sale price of the common stock on the Nasdaq National Market on June 30, 2005.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of March 10, 2006: 154,012,668 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2006 Annual Meeting of Stockholders to be held on May 23, 2006 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

i

PART I

Item 1.	Business

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicate a forward-looking statement. Certain of the information contained in this annual report on Form 10-K consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors.”

Overview

Akamai provides services for accelerating and improving the delivery of content and applications over the Internet. Our solutions are designed to help businesses, government agencies and other enterprises enhance their revenue streams and reduce costs by maximizing the performance of their online businesses. By advancing the performance and reliability of their websites, our customers can improve visitor experiences and increase the effectiveness of Web-based campaigns and operations. Through the Akamai EdgePlatform, the technological platform of Akamai’s business solutions, our customers are able to utilize Akamai’s infrastructure and reduce expenses associated with internal infrastructure build-ups.

We began selling our content delivery services in 1999 under the trade name FreeFlow®. Later that year, we added streaming media delivery services to our portfolio and introduced traffic management services that allow customers to monitor traffic patterns on their websites both on a continual basis and for specific events. In 2000, we began offering a software solution that identifies the geographic location and network origin from which end users access our customers’ websites, enabling content providers to customize content without compromising user privacy. In 2001, we commenced commercial sales of our EdgeSuite® offering, a suite of services that allows for high-performance and dynamic delivery of web content. In 2003, we began offering on a commercial basis our EdgeComputing® service, which enables Web-based delivery of applications, such as store/dealer locators, promotional contests, search functionalities and user registration, over our network. In 2004, we packaged a number of services and specialized features to tailor solutions to the needs of specific vertical market segments, such as media and entertainment, software downloads and online commerce. In particular, Akamai’s Media Delivery services are aimed at addressing the rapid increase in use of the Internet for delivery of music, sporting events and other types of audio and video entertainment. In 2005, we began commercial sales of our Web Application Accelerator service, which is designed to improve the performance of Web- and IP-based applications through a combination of dynamic caching, compression of large packets, routing and connection optimization. We also introduced two free, publicly-available information tools: the Akamai Net Usage Index for Retail, which measures Internet traffic to selected retail sites, and the Akamai Net Usage Index for News, which tracks online consumption of news at selected news sites and portals.

We were incorporated in Delaware in 1998 and have our corporate headquarters at 8 Cambridge Center, Cambridge, Massachusetts. Our Internet website address is www.akamai.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K.

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Akamai, that file electronically with the Commission. The address of this website is http://www.sec.gov.

We make available, free of charge, on or through our Internet website our periodic reports and amendments to those periodic reports as soon as reasonably practicable after we electronically file them with the Commission. The address of this website is www.akamai.com.

New Developments in 2005

On June 10, 2005, we acquired Speedera Networks, Inc., or Speedera, in a merger transaction. Speedera provided distributed content delivery services. This acquisition increased our customer base, added additional services to our suite of offerings and brought to our team talented employees in both the United States and India to augment our research and development and marketing groups. In the merger, we acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera in exchange for approximately 10.6 million shares of Akamai common stock and options to purchase 1.7 million shares of Akamai common stock.

On April 1, 2005, Paul Sagan became our Chief Executive Officer, succeeding George Conrades who remains with Akamai as our Executive Chairman.

On September 7, 2005, we redeemed all of the $56.6 million in remaining principal amount of our 5.5% convertible subordinated notes due 2007 under the terms of the indenture governing notes. The redemption price was 101.571% of the principal amount of the notes plus accrued interest to September 7, 2005.

On November 3, 2005, we closed an underwritten public offering of 12 million shares of our common stock, which generated $202.1 million in net proceeds.

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

In addition to the challenges inherent in the Internet, companies and other entities face internal technology challenges. Driven by competition, globalization and cost-containment strategies, companies need an agile Internet-facing infrastructure that cost-effectively meets real-time strategic and business objectives. For example, as public sector agencies migrate more and more of their processes from in-person, mail, or phone services to Internet-based applications, it has become essential that their websites be more reliable and that they deliver their content and applications more efficiently to their constituents. At the same time, budget limitations may preclude public sector agencies from developing their own infrastructure for Internet-facing applications. Enterprises of all types are confronted with the increasingly widespread use of broadband connectivity leading to more users requesting more varied types of rich content. As a result, there is greater stress on centralized infrastructures.

To address these challenges, Akamai has developed solutions that are designed to help companies and government agencies increase revenues and reduce costs by improving the performance, reliability and security of their Internet-facing operations.

Superior Performance.  Commercial enterprises invest in websites to attract customers, transact business and provide information about themselves. If, however, a company’s Internet site fails to provide visitors with a fast and dependable experience, they will likely abandon that site, potentially leading to lost revenues and damage to the enterprise’s reputation. Akamai’s EdgePlatform is designed to reduce or eliminate downtime and poor performance of a customer’s Website and applications. Through a combination of people, processes and technology, Akamai offers solutions designed to achieve reliability, stability and predictability without the need for our customers to spend a lot of money to develop their own Internet-related infrastructure. Instead, we have a presence in hundreds of networks around the world so that content can be delivered from Akamai servers located closer to website visitors — from what we call, the “edge” of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations. At the same time, our customers have access to control features to enable them to provide content to end users that is current and customized for visitors accessing the site from different parts of the world.

Scalability.  We believe that scalability is one of the keys to reliability. Many Akamai customers experience seasonal or erratic demand for access to their websites. More generally, almost all websites experience demand peaks at different points during the day. In both instances, it can be difficult and expensive to plan for, and deploy solutions against, such peaks and valleys. Linking thousands of servers in hundreds of networks around the world, the Akamai EdgePlatform is designed with the robustness and flexibility to handle planned and unplanned traffic peaks without additional hardware investment and configuration on the part of our customers. As a result, we are able to provide an on demand solution to address our customers’ capacity needs in the face of unpredictable traffic spikes, which helps them avoid expensive investment in a centralized infrastructure.

Security.  Security may be the most significant challenge facing use of the Internet for business and government processes because security threats — in the form of attacks, viruses, worms and intrusions — can impact every measure of performance, including information security, speed, reliability and customer confidence. Unlike traditional security strategies that can impact performance negatively, Akamai’s EdgePlatform is designed to allow for proactive monitoring and rapid response to security incidents and anomalies. We rely on both built-in defense mechanisms and the ability to route traffic around potential security issues so performance is not compromised. Perhaps most significantly, our distributed network of thousands of servers is designed to eliminate a single point of failure and can reduce the impact of attacks.

Our Solutions

With the EdgePlatform as our backbone, we offer services and solutions for content and application delivery, application performance services, on demand managed services and business performance management services.

  The Akamai EdgePlatform

Akamai’s EdgePlatform is the foundation of our business solutions. We believe Akamai has deployed the world’s largest globally distributed computing platform, with thousands of servers located in hundreds of networks around the world. Leveraging this platform, we deliver our customers’ content and computing applications across a system of widely distributed networks of servers; the content and applications are then processed at the most efficient places within the network. Servers are deployed in networks ranging from large, backbone network providers to medium and small ISPs to cable modem and satellite providers to universities and other networks. We also have more than 500 peering relationships that provide us with direct paths to end user networks, reducing data loss, while also giving us more options for delivery during network congestion or failures.

To make this wide-reaching deployment effective, the EdgePlatform includes specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet, regardless of global or local traffic conditions. Dedicated professionals staff our Network Operations Control Center on a 24/7 basis to monitor and react to Internet traffic patterns and trends. We deploy frequent enhancements to our software globally to introduce new service offerings and to ensure that our network continues to run effectively. Technology updates are replicated across the system. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid e-business growth without expensive and complex infrastructure build-out.

  Content Delivery Services

Akamai’s EdgeSuite service and related content delivery offerings have represented the core of our business since our founding. Leveraging the EdgePlatform, our EdgeSuite service is designed to enable enterprises to improve the end-user experience, boost reliability and scalability and reduce the cost of Internet-related infrastructure. By providing the benefits of distributed performance to an enterprise’s entire website, we are able to provide our customers with a more efficient way to implement and maintain a global Internet presence. While site owners maintain a source copy of their content and applications, EdgeSuite provides global delivery, load balancing and storage of these content and applications, enabling businesses to focus valuable resources on strategic matters, rather than technical infrastructure issues.

Customers of our EdgeSuite service also have access to advanced service features such as:

•	Secure Content Distribution — distribution of secure Internet-related content using Secure Sockets Layer transport, a protocol to secure transmittal of content over the Internet, to ensure that content is distributed privately and reliably between two communicating applications.

•	Site Failover — delivery of default content in the event that the primary, or source, version of the website of an enterprise customer becomes unavailable.

•	Disaster Recovery — a backup web presence if an unforeseen event causes a website to crash.

•	Net Storage — an efficient solution for digital storage needs for all content types.

•	Content Targeting — a feature that enables content providers to deliver localized content, customized store-fronts, targeted advertising and adaptive marketing.

•	Streaming Services — delivery of streaming live and recorded audio and video content to Internet users.

  Akamai Media Delivery

We believe that the demand for Internet access to media of all types—music, movies, games, streaming news and quotes and more—is growing rapidly; however, there are many challenges to successfully monetizing media assets online. In particular, media companies need cost-effective means to deliver large files to millions of users in different formats compatible with multiple end-user devices and platforms. The Akamai Media Delivery service is designed to provide a solution to many of the challenges of media delivery over the Internet by helping media industry clients bypass traditional server and bandwidth limitations to better handle peak traffic conditions and large file sizes. We support all major streaming formats, and the EdgePlatform provides capacity levels that individual enterprises cannot cost-effectively replicate on their own.

  Akamai Electronic Software Delivery

Internet traffic conditions and high loads can dramatically impact software download speed and reliability. Furthermore, surges in traffic from product launches or distribution of security updates can overwhelm traditional software delivery infrastructure, impacting Web site performance and causing users to be unable to download software. Our Electronic Software Delivery service is designed to leverage the Akamai EdgePlatform to provide capacity for large surges in traffic related to software launches and other distributions with a goal of improved customer experiences, increased use of electronic delivery and successful product launches.

  Application Performance Services

Application performance services are designed to improve the performance of highly dynamic content common on corporate extranets and wide area networks. Traditionally, this market has been addressed primarily by hardware and software products. We believe our managed service approach offers a more cost-effective and comprehensive solution in this area without requiring customers to make significant infrastructure investments. In addition to reducing infrastructure costs, our customers can offer more effective and reliable portal applications and other Web-based systems for communicating with their customers, employees and business partners.

In 2005, Akamai began commercial sales of our Web Application Accelerator service, which is designed to improve the performance of Web- and IP-based applications through a combination of dynamic caching, compression, routing and connection optimization. Customers are using this service to run applications such as online airline reservations systems, course planning tools, customer order processing and human resources applications. By tying such applications to the Akamai EdgePlatform, customers can enjoy improved performance through connection and route optimization techniques that avoid problem spots on the Internet or otherwise accelerate delivery of applications without having to undertake significant internal infrastructure build-out.

In addition, our Global Traffic Management solution is designed to provide application performance improvement for companies with mirrored websites that require traffic management for multiple application servers and databases. With Global Traffic Management, enterprises and organizations with a geographically distributed Web infrastructure can take advantage of real-time Internet performance information to distribute incoming requests to an optimal website.

  On Demand Managed Services

Akamai’s on demand managed services, including our EdgeComputing and on demand application offerings, enable enterprises to reduce the need for an internal infrastructure to handle unpredictable levels of Internet traffic. With access to the EdgePlatform, customers are able to rapidly launch and deploy new applications worldwide, with on demand availability and scalability on a cost-effective basis. For example, Akamai On Demand Events provides an on demand platform for running promotional websites — through Macromedia Flash® promotions, site search, sweepstakes, polls, regional offers or other innovative applications that create a positive brand experience.

Akamai’s EdgeComputing service enables enterprises to deliver Java (J2EE) Web applications that scale on demand and are designed to perform faster and more reliably worldwide than a customer’s own internal information technology, or IT, infrastructure. At the same time, this reduces the demands on our customers’ IT infrastructures and simplifies their support requirements. By enabling Internet-based applications that improve promotion and sales, customer service, and vendor and partner management, our customers are better positioned to compete more effectively and reduce business costs.

  Business Performance Management Services

Akamai’s offerings in this area include our network data feeds and our Web analytics offering, which provide customers with real time data about the performance of their content and applications over the Internet and on the EdgePlatform. In addition, our business performance management services help customers better understand their Web operations through relevant, timely information with tools that measure all aspects of an application’s performance. For example, a customer could use website data feeds from Akamai’s customer portal to assist in managing costs and budget. The core of these offerings lies in our EdgeControlSM tools, which provide comprehensive reporting and management capabilities.

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

  Custom Solutions

In addition to our core commercial services, we are able to leverage the expertise of our technology, networks and support personnel to provide custom solutions to both commercial and government customers. These solutions include replicating our core technologies to facilitate content delivery behind the firewall, combinations of our technology with that of other providers to create unique solutions for specific customers and support for mission-critical applications that rely on the Internet and intranets. Additionally, numerous federal government agencies look to Akamai for information about traffic conditions and activity on the Internet and tailored solutions to their content delivery needs.

Business Segments and Geographic Information

We operate in one business segment: providing services for accelerating delivery of content and applications over the Internet. For the years ended December 31, 2005, 2004 and 2003 , approximately 21%, 19% and 16%, respectively, of revenues was derived from our operations outside the United States, of which 16%, 14% and 13% of overall revenues, respectively, was derived from Europe. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. Revenue from services accounted for 99%, 98% and 98% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. For more segment and geographic information, including revenue from customers, a measure of profit or loss and total assets, see our consolidated financial statements included in this annual report on Form 10-K, including Note 20 thereto.

Customers

Our customer base is centered on enterprises. As of December 31, 2005, our customers included many of the world’s leading corporations, including Airbus, Apple Computer, Inc., Best Buy.com, Inc. FedEx Corporation, L’Oreal, Microsoft Corporation, MTV Networks, Sony Ericsson Mobile Communications, Victoria’s Secret and XM Satellite Radio. We also actively sell to government agencies. As of December 31, 2005, our public sector customers included the Federal Emergency Management Agency, U.S. Centers for Disease Control and Prevention, the U.S. Department of Defense, U.S. Department of Labor, the U.S. Food and Drug Administration and the U.S. Geological Survey’s Earthquake Hazards Program. No customer accounted for 10% or more of total revenues for the year ended December 31, 2005. For the years ended December 31, 2004 and 2003, Microsoft Corporation accounted for 10% and 15% of total revenues, respectively. Less than 10% of our total revenues in each of 2003, 2004 and 2005 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenues in 2006.

Sales, Service and Marketing

Our sales and service professionals are located in 9 offices in the United States with additional locations in Europe and Asia. We market and sell our services and solutions domestically and internationally through our direct sales and services organization and through more than 40 active resellers including Electronic Data Systems Corporation, IBM, InterNap Network Services Corporation, MCI and Telefonica Group. In addition to entering into agreements with reseller partners, we have several other types of sales- and marketing-focused alliances, with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales and service organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2005, we had approximately 286 employees in our sales and support organization, including 89 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient sales, technical and global services personnel, and how well we establish and maintain relationships with our strategic partners. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, on-line advertisements, trade shows, strategic partnerships and on-going customer communication programs. As of December 31, 2005, we had 57 employees in our global marketing organization.

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers’ needs and market demand. As of December 31, 2005, we had approximately 204 research and development engineers, many of whom hold advanced degrees in their field. Our research and development expenses were $18.1 million, $12.1 million and $13.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, for each of the years ended December 31, 2005, 2004 and 2003, we capitalized $8.5 million, $7.5 million and $7.5 million, respectively, net of impairments, of external consulting and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network.

Competition

The market for our services is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition for our services to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•	performance of services;

•	return on investment in terms of cost savings and new revenue opportunities for our customers;

•	reduced infrastructure complexity;

•	scalability;

•	ease of implementation and use of service;

•	customer support; and

•	price.

We compete primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. Some of these companies resell our services. In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external managed services provider like Akamai.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. We currently have numerous issued United States and foreign-country patents covering our content delivery technology, and we have numerous additional patent applications pending. Our issued patents extend to various dates between approximately 2015 and 2020. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. Two of these patent applications have now been issued. These patents will expire in 2018. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

As of December 31, 2005, we had a total of 784 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Item 1A.	Risk Factors

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants with innovative approaches and established companies with greater resources.

We compete in markets that are intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Other competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. As a result, our competitors include hardware manufacturers, software companies and other entities that offer Internet-related solutions that are not service-based competitors. It is an important component of our growth strategy to educate enterprises and government agencies about our services and convince them to entrust their content and applications to an external service provider, and Akamai in particular. If we are unsuccessful in such efforts, our business, financial condition and results of operations could suffer.

If we are unable to sell our services at acceptable prices relative to our costs, our business and financial results are likely to suffer.

Prices we have been charging for some of our services have declined in recent years. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to our existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability at recent levels or at all.

The year ended December 31, 2004 was the first fiscal year during which we achieved profitability as measured in accordance with accounting principles generally accepted in the United States of America. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. Therefore, we will need to generate higher revenues to maintain profitability at recent levels or at all. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	failure to increase sales of our core services;

•	significant increases in bandwidth costs or other operating expenses;

•	inability to maintain our prices;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of customers at a rate greater than we increase our number of customers or our sales to existing customers;

•	unauthorized use or access to content delivered over our network or network failures;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.

Future changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results. For example, beginning in 2006, under Statement of Financial Accounting Standards No. 123R, or SFAS No. 123R, we will be required to account for our stock-based awards as a compensation expense and our net income and net income per share will be significantly reduced. Previously, we have recorded compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculated compensation expense and disclosed their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006, and will require us to expense stock-based awards, including shares issued under our employee stock purchase plan, stock options, restricted stock and stock appreciation rights, as compensation cost. As a result, our earnings per share is likely to be significantly lower even if our revenues increase.

If we are unable to develop new services and enhancements to existing services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.

The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do and, consequently, loss of market share, revenues and earnings.

Any unplanned interruption in the functioning of our network or services could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, power losses, and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. Although we have taken steps to prevent such disruptions, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our enhanced security measures will be effective or that a successful attack would not be damaging. Any widespread interruption of the functioning our network or services would reduce our revenues and could harm our business, financial results and reputation.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

In June 2005, we completed our acquisition of Speedera. We may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operation. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, with future acquisitions, we could use substantial portions of our available cash or, as in the Speedera acquisition, make dilutive issuances of securities. Future acquisitions or attempted acquisitions could also have an adverse effect on our ability to remain profitable.

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

We may have insufficient transmission and server capacity, which could result in interruptions in our services and loss of revenues.

Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. In addition, our distributed network must be sufficiently robust to handle all of our customers’ traffic. We believe that we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons including due to payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us or at all, our business and financial results could suffer. We may not be able to deploy on a timely basis enough servers to meet the needs of our customer base or effectively manage the functioning of those servers. In addition, damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

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

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. There is increasing competition for talented individuals in the areas in which our primary offices are located. This affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees could delay the development and introduction of, and negatively impact our ability to sell, our services.

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

We may need to defend our intellectual property and processes against patent or copyright infringement claims, which would cause us to incur substantial costs.

Other companies or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to increase revenues and improve profitability. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and require us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

•	redesign products or services.

If we are forced to take any of these actions, our business may be seriously harmed. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business and operating results could be materially adversely affected.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

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

•	increased expenses associated with marketing services in foreign countries;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country which could have a negative impact on the quality of our services or our results of operations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

Any failure to meet our debt obligations would damage our business.

We have long-term debt. As of December 31, 2005, our total long-term debt was $200.0 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our notes, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

If we are required to seek additional funding, such funding may not be available on acceptable terms or at all.

If our revenues decrease or grow more slowly than we anticipate, if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, or if we seek to acquire significant businesses or technologies, we may need to obtain funding from outside sources. If we are unable to obtain this funding, our business would be materially and adversely affected. In addition, even if we were to find outside funding sources, we might be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. In addition, we may not be able to raise any additional capital.

Internet-related and other laws could adversely affect our business.

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. This could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. Tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes that would adversely affect our continued profitability. We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to reflect our total actual liability. Internet-related laws remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet or our operations, or interpretations of existing law, could adversely affect our business.

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

A class action lawsuit has been filed against us and an adverse resolution of such action could have a material adverse effect on our financial condition and results of operation in the period in which the lawsuit is resolved.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in approximately 110,000 square feet of leased office space in Cambridge, Massachusetts. Of this space, we have subleased approximately 12,000 square feet to another company. Our primary west coast office is located in approximately 18,000 square feet of leased office space in San Mateo, California. We maintain offices in several other locations in the United States, including in or near each of Los Angeles, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington. We also maintain offices in Europe and Asia in or near the following cities: Bangalore, India; Beijing, China; Munich, Germany; Paris, France; London, England; Tokyo, Japan; Singapore; Madrid, Spain; and Sydney, Australia. All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, we are a party to the lawsuit described below.

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Exchange Act primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of Akamai’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order and, on August 31, 2005, the Court issued an order preliminarily approving the settlement. We believe that we have meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, we intend to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on The NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ National Market:

	High	Low

Fiscal 2004:
First Quarter	$16.97	$10.74
Second Quarter	$18.47	$11.65
Third Quarter	$17.95	$11.90
Fourth Quarter	$16.50	$11.15
Fiscal 2005:
First Quarter	$13.32	$10.64
Second Quarter	$14.80	$11.14
Third Quarter	$16.00	$13.02
Fourth Quarter	$22.25	$15.20

As of March 1, 2006, there were 722 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in 2005 nor did we sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data and balance sheet data for all periods presented is derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K or in Annual Reports on

Form 10-K for prior years on file with the Securities and Exchange Commission. In 2002, the Company modified the presentation of the consolidated statement of operations to include in cost of revenues equity-related compensation expense, based on the functional role of the related employee, and depreciation and amortization on its network equipment.

We acquired several businesses in 2000 that we recorded under the purchase method of accounting. We allocated $3 billion of the cost of these acquisitions to goodwill and other intangible assets. As a result, loss from operations for the year ended December 31, 2001 includes $255.8 million for the amortization of goodwill and other intangible assets related to these acquisitions. In 2001, loss from operations includes a $1.9 billion impairment of goodwill. On January 1, 2002, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill and reclassified our assembled workforce of $1.0 million to goodwill. Loss from continuing operations for the years ended December 31, 2002 and 2001 includes restructuring charges of $45.8 million and $40.5 million, respectively, for actual and estimated termination and modification costs related to non-cancelable facility leases and employee severance.

Loss from continuing operations for the year ended December 31, 2003 includes a restructuring credit of $8.5 million for the reversal of previously accrued restructuring liabilities and loss on early extinguishment of debt of $2.1 million. Income from continuing operations for the years ended December 31, 2005 and 2004 includes a loss on early extinguishment of debt of $1.4 million and $6.8 million, respectively.

In 2005, we acquired a business accounted for under the purchase method of accounting. We allocated $139.5 million of the cost of this acquisition to goodwill and other intangible assets. Income from continuing operations for the year ended December 31, 2005 includes $5.1 million for the amortization of other intangible assets related to this acquisition.

In 2005, we released our United States and foreign deferred tax asset valuation allowance. Based upon our cumulative operating results and an assessment of our expected future results, we determined that is was more likely than not that our deferred tax assets will be realized. During 2005, the total valuation allowance release recorded as an income tax benefit in the statement of operations was $285.8 million.

Additionally, in 2005, we completed an equity offering of 12,000,000 shares of our common stock at a price of $16.855 per share for proceeds of $202.1 million, net of offering expenses. We also redeemed all $56.6 million in principal amount of our remaining outstanding 5 1/2 convertible subordinated notes for total cash payments of $58.1 million in 2005.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$283,115	$210,015	$161,259	$144,976	$163,214
Total costs and operating expenses	209,740	161,048	172,370	327,580	2,577,108
Net income (loss)	327,998	34,364	(29,281)	(204,437)	(2,435,512)
Net income (loss) per weighted average share:
Basic	$2.41	$0.28	$(0.25)	$(1.81)	$(23.59)
Diluted	$2.11	$0.25	$(0.25)	$(1.81)	$(23.59)
Weighted average shares used in per share calculation:
Basic	136,167	124,407	118,075	112,766	103,233
Diluted	156,944	146,595	118,075	112,766	103,233

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$309,574	$103,763	$198,707	$111,765	$181,514
Restricted cash	—	—	5,000	—	—
Restricted marketable securities	4,555	4,654	4,648	13,405	28,997
Working capital	293,122	61,903	139,756	60,584	136,701
Total assets	891,499	182,743	278,941	229,863	421,478
Current portion of obligations under capital leases and equipment loans	—	232	775	1,207	405
Current portion of accrued restructuring	1,749	1,393	1,638	23,622	17,633
Current portion of 5 1/2% convertible subordinated notes	—	—	15,000	—	—
Obligations under capital leases and equipment loans, net of current portion	—	—	—	1,006	113
Accrued restructuring, net of current portion	1,844	2,259	3,641	13,994	10,010
Other liabilities	3,565	3,035	1,994	1,854	2,823
1% convertible senior notes	200,000	200,000	175,000	—	—
5 1/2% convertible subordinated notes, net of current portion	—	56,614	211,000	300,000	300,000
Total stockholders’ equity (deficit)	$624,214	$(125,931)	$(175,354)	$(168,090)	$17,234

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly recurring revenue due to customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functions our customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of certain risks associated with our business.

Our improved financial results in 2005 as compared to 2004 and 2003 reflect our efforts to increase our monthly recurring revenues while reducing the expenses needed to support such growth. The following sets forth, as a percentage of revenues, consolidated statements of operations data for the years indicated:

	2005	2004	2003

Revenues	100%	100%	100%

Cost of revenues	20	22	38
Research and development	6	6	8
Sales and marketing	28	27	30
General and administrative	19	22	35
Amortization of other intangible assets	2	—	1
Restructuring (benefits)	—	—	(5)

Total costs and operating expenses	75	77	107

Income (loss) from operations	25	23	(7)
Interest income	2	1	1
Interest expense	(2)	(5)	(12)
Other (expense) income, net	—	1	—
(Loss) gain on investments, net	—	—	1
Loss on early extinguishment of debt	—	(3)	(1)

Income (loss) before (benefit) provision for income taxes	25	17	(18)
(Benefit) provision for income taxes	(91)	1	—

Net income (loss)	116%	16%	(18)%

We were profitable for fiscal years 2005 and 2004; however, we cannot guarantee continued profitability for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•	During each quarter in 2005 and 2004, the dollar volume of new recurring revenue contracts exceeded the dollar volume of the contracts we lost through cancellations, terminations and non- payment. A continuation of this trend would lead to increased revenues in the future.

•	During 2005, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will decline compared to prior years as our customer base continues to grow.

•	During 2005, revenues derived from customers located outside the United States were 21% of our total revenues. We expect that the revenues from such customers as a percentage of our total revenues in 2006 will be consistent with that of 2005.

•	During 2005, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. However, due to increased traffic delivered over our network, our total bandwidth costs increased during 2005. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations in 2006.

•	Depreciation expense related to our network equipment increased in 2005 as compared to 2004. Due to additional equipment purchases in 2005, expected additional purchases in 2006, as well as equipment acquired with the acquisition of Speedera, we believe that depreciation expense related to our network equipment will continue to increase in 2006. We expect to continue to enhance and add functionality to our service offerings, which will increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will slightly increase in 2006.

•	Equity-based compensation expense increased during 2005 as compared to 2004 in connection with the acquisition of Speedera and the issuance of deferred stock units to members of our Board of Directors in 2005. Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment (revised 2004),” which will be applicable to us beginning in the first quarter of 2006, will require us to record compensation expense for employee equity awards at fair value at the time of grant. We anticipate a further increase in our non-cash equity-based compensation expense, likely resulting in a significant decrease in our expected net income in the future, because we have a significant number of unvested employee options outstanding and plan to continue to grant equity-based compensation in the future.

•	During 2005, we released substantially all of our United States and foreign deferred tax asset valuation allowance. Based upon our cumulative operating results and an assessment of our expected future results, we determined that it was more likely than not that our deferred tax assets will be realized. During 2005, the total valuation allowance release recorded as an income tax benefit in our statement of operations was $285.8 million. We expect our annualized effective tax rate in the future to significantly increase. We expect that our consolidated annualized effective tax rate in 2006 will be approximately 40%.

Based on our analysis of these known trends and events, we expect to continue to generate net income on a quarterly basis during 2006; however, our future results will be affected by many factors identified below and in the section of this report entitled “Risk Factors,” including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	maintain the prices we charge for our services;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues.

As a result, there is no assurance that we will achieve our expected financial objectives, including positive net income.

Application of Critical Accounting Policies and Estimates

Overview

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, capitalized internal-use software costs, intangible assets and goodwill, income and other taxes, useful lives of property and equipment, restructuring accruals and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For a complete description of our significant accounting policies, see Note 2 to our consolidated financial statements included in this annual report on Form 10-K.

Definitions

We define our “critical accounting policies” as those accounting principles generally accepted in the United States of America that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to continually assess a range of potential outcomes.

Review of Critical Accounting Policies and Estimates

Revenue Recognition:

We recognize service revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Financial Accounting Standards Board’s, or FASB, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

At the inception of a customer contract for service, we make an estimate as to that customer’s ability to pay for the services provided. We base our estimate on a combination of factors, including the successful completion of a credit check or financial review, our payment history with the customer and other forms of payment assurance. Upon the completion of these steps, we recognize revenue monthly in accordance with our revenue recognition policy. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received. Changes in our estimates and judgments about whether collection is reasonably assured would change the timing of revenue or amount of bad debt expense that we recognize.

We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, we recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our service exceed the monthly minimum, we recognize revenue for such excess usage in the period of the usage. We typically charge the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive income from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

We periodically enter into multi-element service arrangements. When we enter into such arrangements, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value for the separate elements. For example, objective evidence of fair value would include the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided at the outset of the period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the related service period.

We also license software under perpetual and term license agreements. We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” As prescribed by this guidance, we apply the residual method of accounting. The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by vendor specific objective evidence of fair value, is deferred and subsequently recognized when delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met.

We also sell our services through a reseller channel. Assuming all other revenue recognition criteria are met, we recognize revenue from reseller arrangements based on the reseller’s contracted non-refundable minimum purchase commitments over the term of the contract, plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess commitments are recognized as revenue in the period in which the service is provided.

We recognize revenue from fixed-fee arrangements and software arrangements that require significant customization or modification using the percentage-of-completion method in accordance with Accounting Research Bulletin, or ARB, No. 45, “Long-Term Construction-Type Contracts,” and with the applicable guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We generally recognize revenue under these arrangements based on the percentage of cost incurred to date compared to the estimated total cost to complete the project. In certain customer arrangements, we recognize revenue based on the progress made towards achieving milestones under the contract. The impact of any change in estimate is recorded prospectively from the date of the change. At the outset of a fixed-fee arrangement, if we are not able to estimate the total cost-to-complete, nor able to measure progress towards the achievement of contract milestones, we account for the arrangement using the completed-contract method of accounting. Under this method, we recognize revenue when the contract is complete and there are no remaining costs or deliverables. In the event that the estimated total cost on a fixed-fee contract indicates a loss, we will record the loss immediately.

From time to time, we enter into contracts to sell our services or license our technology to unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor, unless both the fair values of our services delivered to the customer and of the vendor’s product or service we receive can be established objectively and realization of such value is believed to be probable.

We may from time to time resell licenses or services of third parties. We record revenue for these transactions when we have risk of loss related to the amounts purchased from the third party and we add value to the license or service, such as by providing maintenance or support for such license or service. If these conditions are present, we recognize revenue when all other revenue recognition criteria are satisfied.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; deferred installation and activation set-up fees; amounts billed under extended payment terms; and maintenance and support fees charged under license arrangements.

Accounts Receivable and Related Reserves:

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record reserves against our accounts receivable balance. These reserves consist of allowances for doubtful accounts, cash basis customers and service credits. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The reserve for cash basis customers increases as services are provided to customers where collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received. The reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits result in a reduction to revenues. Decreases to the reserve are the result of actual credits being issued to customers, causing a corresponding reduction in accounts receivable.

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

As of December 31, 2005, we had $2.3 million in accrued restructuring liabilities related to vacated facilities. In 2003, we were able to renegotiate two of our previously restructured facility leases to reduce rents payable under the leases to current market rates, resulting in a reversal of previously recorded restructuring liabilities of $9.6 million. We expect that approximately $1.4 million of the amount accrued as of December 31, 2005 will be paid within 12 months.

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

Tax Reserves:

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

We currently have significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. In the third quarter of 2005, management determined it was more likely than not that most of the deferred tax assets would be realized. This decision was based on our cumulative history of book earnings over a 12-quarter period and on projections of expected future taxable income. The tax assets estimated to be realized in future periods have been calculated by applying a blended federal and state tax rate of 39.65%, which is based upon the tax rates expected to be in effect in the periods during which the attributes are expected to be utilized. Changes in this blended rate in future periods could have a material effect on both the tax provision in the period of change as well as the net deferred tax asset carrying value.

We have recorded tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential exposures result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our determination of the amount of these tax reserves involves assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the cost of the ultimate resolution of these matters may be greater or less than the amount that we estimated.

Accounting for Stock Options

Historically, through December 31, 2005, we recognized stock option costs pursuant to Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have disclosed the impact of expensing stock options pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” in the notes to our consolidated financial statements. Effective in 2006, we will adopt the provisions of SFAS No. 123R, “Share-Based Payment.” Both SFAS No. 123 and 123R require management to make assumptions to determine the fair value of stock options, including the expected life of the stock options and the volatility of the underlying common stock. Changes to the assumptions may have a significant impact on the fair value of the stock options, which could have a material impact on our financial statements. Additionally, in our pro forma disclosure, we incorporate a forfeiture estimate as we recognize equity expense. Should our actual forfeitures differ from our estimates, this could have a material impact on our consolidated financial statements.

Capitalized Internal-Use Software Costs:

We capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of internal-use software projects. If a project constitutes an enhancement to previously developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is complete, we estimate the useful life of the internal-use software, and we periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Results of Operations

Revenues.  Total revenues increased 35%, or $73.1 million, to $283.1 million for the year ended December 31, 2005 as compared to $210.0 million for the year ended December 31, 2004. Total revenues increased 30%, or $48.8 million, to $210.0 million for the year ended December 31, 2004 as compared to $161.3 million for the year ended December 31, 2003. The increase in total revenues for 2005 as compared to 2004 was attributable to an increase in service revenue of $74.7 million, partially offset by a reduction in software and software-related revenue of $1.6 million. The increase in total revenues for 2004 as compared to 2003 was attributable to an increase in service revenue of $49.4 million, partially offset by a reduction in software and software-related revenue of $477,000 and related party revenue of $137,000.

Service revenue, which consists of revenue from our content and application delivery services, increased 36%, or $74.7 million, to $281.5 million for the year ended December 31, 2005 as compared to $206.8 million for the year ended December 31, 2004. Service revenue was $157.4 million for the year ended December 31, 2003. The increases in service revenue were primarily attributable to increases in the number of customers under recurring revenue contracts, as well as increases in traffic and additional services sold to new and existing customers and increases in the average revenue per customer. These increases are attributable to greater market acceptance of our services among new customers and improvements in our ability to sell additional features to our existing customers. Also contributing to the increases in service revenue were revenues generated from the acquisition of Speedera on June 10, 2005. As of December 31, 2005, we had 1,910 customers under recurring revenue contracts as compared to 1,310 as of December 31, 2004, and 1,126 as of December 31, 2003.

For 2005 and 2004, 21% and 19%, respectively, of our total revenues was derived from our operations located outside of the United States, of which 16% and 14% of overall revenues, respectively, was derived from operations in Europe. For 2003, 16% of our total revenues was derived from our operations located outside of the United States, of which 13% of overall revenues was derived from operations in Europe. No single country accounted for 10% or more of revenues derived outside of the United States during these periods. Resellers accounted for 24% of revenues in 2005, 27% in 2004 and 25% in 2003. For 2005, no single customer accounted for 10% or more of total revenues. For 2004 and 2003, Microsoft Corporation accounted for 10% and 15%, respectively, of total revenues.

Software and software-related revenue decreased 49%, or $1.6 million, to $1.6 million for the year ended December 31, 2005 as compared to $3.3 million for the year ended December 31, 2004. Software and software-related revenue was $3.7 million for the year ended December 31, 2003. Software and software-related revenue includes sales of customized software projects and technology licensing. The decreases in software and software-related revenue over the periods presented reflect a reduction in the number of customized software projects that we undertook for customers and a decrease in the number of software licenses executed with customers. We do not expect software and software-related revenue to increase as a percentage of revenues in 2006.

We had no revenue from related parties during 2005 and 2004. Service and software revenue from related parties was $137,000 for the year ended December 31, 2003. Related party revenue in 2003 represented revenue from Akamai Australia, a joint venture with ES Group Ventures Pty Ltd, relating to resale commitments. In June 2003, this joint venture was terminated. We do not expect to have any revenue from related parties in 2006.

Cost of Revenues.  Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and equity-related compensation for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software.

Cost of revenues increased 21%, or $9.5 million, to $55.7 million for the year ended December 31, 2005 as compared to $46.2 million for the year ended December 31, 2004. Cost of revenues decreased 24%, or $14.7 million, to $46.2 million for the year ended December 31, 2004 compared to $60.8 million for the year ended December 31, 2003. The increase in cost of revenues for 2005 as compared to 2004 was primarily due to an increase in aggregate bandwidth costs due to higher traffic levels and an increase in depreciation expense of network equipment as we continue to invest in our infrastructure, partially offset by reduced bandwidth costs per unit. The total cost of revenues decreased in 2004 as compared to 2003 as a result of a decline in depreciation expense of network equipment as the impact of our network assets becoming fully depreciated exceeded the depreciation from the investments we made in our network infrastructure. The decline in deprecation expense in 2004 was partially offset by an increase in total bandwidth costs due to an increase in the amount of traffic delivered.

Cost of revenues during 2005, 2004 and 2003 also included credits of $1.2 million, $1.0 million and $3.0 million, respectively, as a result of settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, will vary.

Cost of revenues is comprised of the following (in millions):

	For the Year Ended
	December 31,
	2005	2004	2003

Bandwidth, co-location and storage fees	$35.6	$27.7	$24.5
Payroll and related costs of network operations personnel, including equity-related compensation	3.8	3.5	2.9
Cost of software licenses	0.7	1.0	0.4
Depreciation and impairment of network equipment and amortization of internal-use software	15.6	14.0	33.0

Total cost of revenues	$55.7	$46.2	$60.8

We have long-term purchase commitments for bandwidth usage and co-location with various networks and Internet service providers. For the years ending December 31, 2006, 2007 and 2008, the minimum commitments related to bandwidth usage and co-location services are approximately $6.0 million, $1.1 million and $409,000, respectively.

We believe cost of revenues will increase in 2006. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, we expect increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, as well as an increase in payroll and payroll-related costs, as we continue to make investments in our network to service our expanding customer base. Additionally, with the impact of implementing SFAS No. 123R for the expensing of employee stock awards at fair value beginning in the first quarter of 2006, we expect significant increases in cost of revenues attributable to equity-related compensation expense.

Research and Development.  Research and development expenses consist primarily of payroll and related costs and equity-related compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain software development costs requiring capitalization. During the years ended December 31, 2005, 2004 and 2003, we capitalized software development costs of $8.5 million, $7.5 million and $7.5 million, respectively, consisting of external consulting and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses increased 49%, or $5.9 million, to $18.1 million for the year ended December 31, 2005 as compared to $12.1 million for the year ended December 31, 2004. Research and development expenses decreased 6%, or $839,000, to $12.1 million for the year ended December 31, 2004 as compared to $13.0 million for the year ended December 31, 2003. The increase in 2005 as compared to 2004 was primarily due to an increase in payroll and related costs due to an increase in headcount. The decrease in 2004 as compared to 2003 was primarily due to decreases in payroll and related costs, including equity-related compensation, as a reflection of the impact of workforce reductions in prior years and a reduction in equity compensation as stock awards became fully vested. The following table quantifies the net changes in research and development expenses over periods presented (in millions):

	Increase (Decrease) in
	Research and Development
	Expenses
	2005 to 2004	2004 to 2003

Payroll and related costs, including equity-related compensation	$5.9	$(0.9)
Capitalization of internal-use software development costs and other	—	0.1

Total increase (decrease)	$5.9	$(0.8)

We believe that research and development expenses will increase in 2006, as we continue to increase hiring of development personnel and make investments in our core technology and refinements to our other service offerings. Additionally, with the impact of implementing SFAS No. 123R for the expensing of employee stock awards at fair value beginning in the first quarter of 2006, we expect significant increases in research and development expense attributable to equity-related compensation expense.

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 40%, or $22.2 million, to $77.9 million for the year ended December 31, 2005 as compared to $55.7 million for the year ended December 31, 2004. Sales and marketing expenses increased 17%, or $8.1 million, to $55.7 million for the year ended December 31, 2004 as compared to $47.6 million for the year ended December 31, 2003. The increase in sales and marketing expenses during these periods was primarily due to higher payroll and related costs, particularly commissions, for sales and marketing personnel due to revenue growth. Additionally, marketing and related costs increased in 2005 due to higher advertising and promotional costs as compared to 2004. The following table quantifies the net increase in sales and marketing expenses for the periods presented (in millions):

	Increase in
	Sales and Marketing
	Expenses
	2005 to 2004	2004 to 2003

Payroll and related costs, including equity-related compensation	$17.1	$5.6
Marketing and related costs	2.4	0.9
Other expense	2.7	1.6

Total net increase	$22.2	$8.1

We believe that sales and marketing expenses will continue to increase in 2006 due to an expected increase in commissions on higher forecasted sales, the expected increase in hiring of sales and marketing personnel and additional expected increases in marketing costs such as advertising. Additionally, with the impact of implementing SFAS No. 123R for the expensing of employee stock awards at fair value beginning in the first quarter of 2006, we expect significant increases in sales and marketing expenses attributable to equity-related compensation expense.

General and Administrative.  General and administrative expenses consist primarily of the following components:

•	payroll and related costs, including equity-related compensation and related expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	depreciation of property and equipment used by us internally;

•	fees for professional services;

•	non-income related taxes;

•	insurance costs;

•	the provision for doubtful accounts; and

•	rent and other facility-related expenditures for leased properties.

General and administrative expenses increased 13%, or $6.0 million, to $53.0 million for the year ended December 31, 2005 as compared to $47.1 million for the year ended December 31, 2004. General and administrative expenses decreased 18%, or $10.2 million, to $47.1 million for the year ended December 31, 2004 as compared to $57.3 million for the year ended December 31, 2003. The increase in general and administrative expenses during 2005 was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as an increase in the provision for doubtful accounts. This increase was offset by a reduction in legal and consulting costs associated with the dismissal of the lawsuits between Akamai and Speedera as a result of our acquisition of Speedera. The decrease in general and administrative expenses during 2004 was primarily due to a reduction in depreciation expense as a result of assets becoming fully depreciated, a reduction in payroll and related costs, including equity compensation, as a result of equity awards becoming fully vested and reduced rent expense due to lease restructurings in prior years. During 2005 and 2004, consulting and advisory services increased significantly compared to those in 2003 as a result of the costs associated with the evaluation of our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. The following table quantifies the net change in general and administrative expenses for the periods presented (in millions):

	Increase (Decrease) in
	General and Administrative
	Expenses
	2005 to 2004	2004 to 2003

Payroll and related costs, including equity-related compensation	$8.0	$(8.0)
Rent and facilities	0.3	(1.2)
Depreciation and amortization	(1.1)	(4.7)
Provision for doubtful accounts	1.5	(1.0)
Consulting and advisory services	(2.6)	4.0
Other expenses	(0.1)	0.7

Total net increase (decrease)	$6.0	$(10.2)

During the years ended December 31, 2005 and 2004, we capitalized software development costs of $718,000 and $236,000, respectively, consisting of external consulting fees and payroll and payroll-related costs associated with the development of internally-used software applications. Once the projects are completed, such costs will be amortized and included in general and administrative expenses.

We expect general and administrative expenses to increase in 2006 due to increased payroll and related costs attributable to increased hiring, an increase in non-income tax expense and an increase in rent and facilities costs as we expanded our leasing of office space in 2005. These increases will be offset by an expected reduction in legal costs. Additionally, with the impact of implementing SFAS No. 123R for the expensing of employee stock awards at fair value beginning in the first quarter of 2006, we expect significant increases in general and administrative expenses attributable to equity-related compensation expense.

Amortization of Other Intangible Assets.  Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased to $5.1 million for the year ended December 31, 2005 as compared to $48,000 for the year ended December 31, 2004. Amortization of other intangible assets for the year ended December 31, 2003 was $2.2 million. The increase in amortization of other intangible assets in 2005 was due to the amortization of intangible assets from the acquisition of Speedera in June 2005. Intangible assets acquired in prior acquisitions were fully amortized in the first quarter of 2003; consequently, there was no corresponding amortization of such assets in 2004. We expect to amortize approximately $8.4 million, $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2006, 2007, 2008, 2009 and 2010, respectively, in connection with the Speedera acquisition.

Restructuring (Benefits) Charges.  We did not record any restructuring charges or benefits during 2005 or 2004. During the year ended December 31, 2003, we recorded net restructuring benefits of $8.5 million as a result of amendments to certain real estate leases. During the year ended December 31, 2003, we amended or terminated three long-term leases in connection with which we paid our lessors a total of $16.1 million in cash and restricted cash. As a result of these amendments to, or terminations of, long-term leases, we reversed $9.6 million of previously recorded restructuring liabilities, offset by a restructuring charge of $1.1 million for costs relating to the restructuring of a facility located in Europe. The reversals represent the difference between the previously estimated restructuring liabilities and the amounts payable under negotiated agreements for certain leased properties with the landlords thereof. We estimate the amount of restructuring liabilities associated with real estate leases based on the most recent available market data and discussions with our lessors and real estate advisors.

We do not anticipate significant restructuring charges in the future; however, we will continue to pursue modifications or settlements on our long-term leases if we believe it to be in our best interest.

Interest Income.  Interest income includes interest earned on invested cash balances and marketable securities. Interest income increased 98%, or $2.1 million, to $4.3 million for the year ended December 31, 2005 as compared to $2.2 million for the year ended December 31, 2004. Interest income increased 66%, or $856,000, to $2.2 million for the year ended December 31, 2004 as compared to $1.3 million for the year ended December 31, 2003. The increase in interest income in 2005 and 2004 as compared to previous years was due to an increase in our invested marketable securities period over period as we generated more cash from operations and invested the proceeds from the issuance of our 1% convertible senior notes. In 2004 and 2005, we also experienced an increase in interest rates earned on our investments. In November 2005, we received proceeds of $202.1 million from our public equity offering of 12.0 million shares of our common stock; accordingly, we expect interest income to increase in 2006.

Interest Expense.  Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 48%, or $4.9 million, to $5.3 million for the year ended December 31, 2005 compared to $10.2 million for the year ended December 31, 2004. Interest expense decreased 44%, or $8.1 million, to $10.2 million for the year ended December 31, 2004 as compared to $18.3 million for the year ended December 31, 2003. The decrease during each of these periods was due to lower interest expense as a result of redemptions and repurchases of our 5 1/2% convertible subordinated notes at various times between December 2003 and September 2005, offset by interest payable on our 1% convertible senior notes issued in December 2003 and January 2004. During 2005 and 2004, we redeemed or repurchased $56.6 million and $169.4 million, respectively, in aggregate principal amount of our 5 1/2% convertible subordinated notes. As a result of these transactions, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $3.1 million in 2006.

Other (Expense) Income, net.  Other net expense represents foreign exchange gains and losses incurred during the periods presented, as well as gains and losses on legal settlements. Other net expense increased 148%, or $1.6 million, to $507,000 for the year ended December 31, 2005 as compared to other net income of $1.1 million for the year ended December 31, 2004. Other net income increased to $1.1 million for the year ended December 31, 2004 as compared to other net expense of $44,000 for the year ended December 31, 2003. Other net expense for the year ended December 31, 2005 represented $1.5 million of foreign exchange losses, offset by $1.0 million of net gains on legal settlements. Other net income of $1.1 million for the year ended December 31, 2004 represented approximately $518,000 of gains on legal settlements and $543,000 of foreign exchange gains. For the year ended December 31, 2003, other net expense of $44,000 consisted of foreign exchange losses. Other net (expense) income may fluctuate in the future based upon the movement in foreign exchange rates.

(Loss) Gain on Investments, net.  During the years ended December 31, 2005 and 2004, we recorded a net loss on investments of $27,000 and $69,000, respectively, on the sale of marketable securities. During 2003, we recorded a net gain of $1.6 million, of which $1.7 million related to the sale of equity investments in publicly-traded companies, offset by losses of $55,000 on investments in privately-held companies and sales of marketable securities. We do not expect significant gains or losses on investments in 2006, as we no longer hold any substantial investments in publicly or privately-held companies.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt decreased to $1.4 million for the year ended December 31, 2005 as compared to $6.8 million for the year ended December 31, 2004. Loss on early extinguishment of debt increased to $6.8 million for the year ended December 31, 2004 as compared to $2.1 million for the year ended December 31, 2003. The decrease in loss on early extinguishment of debt in 2005 is due to costs incurred in connection with our redemption of $56.6 million in principal amount of our 5 1/2% convertible subordinated notes during 2005. This loss of $1.4 million consists of $889,000 in premiums above par value paid to redeem such notes and $481,000 of deferred financing costs associated with redeeming the notes prior to their maturity. During 2004 and 2003, we repurchased $169.4 million and $74.0 million, respectively, in principal amount of our 5 1/2% convertible subordinated notes which resulted in a loss on early extinguishment of debt of $6.8 million and $2.1 million, respectively.

(Benefit) Provision for Income Taxes.  Benefit for income taxes increased to $257.6 million for the year ended December 31, 2005 as compared to a provision for income taxes of $772,000 during the year ended December 31, 2004. Provision for income taxes increased 23%, or $143,000, to $772,000 for the year ended December 31, 2004 as compared to $629,000 for the year ended December 31, 2003. During 2005, in connection with the release of our deferred tax asset valuation allowance, we recorded an income tax benefit of $285.8 million. The provision for income taxes for each of 2004 and 2003 was primarily related to our alternative minimum tax payment obligations and income earned in foreign jurisdictions where we were profitable.

As of June 30, 2005, our United States and foreign net operating losses, or NOLs, and other deferred tax assets were fully offset by a valuation allowance primarily because at the time, pursuant to SFAS No. 109, “Accounting for Income Taxes,” we did not have sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. Based upon our cumulative history of earnings over a 12-quarter period and an assessment of our expected future results of operations, during the third quarter of 2005, we determined that it is more likely than not that we would be able to realize a substantial portion of our United States and foreign NOL carryforward tax assets prior to their expiration and other deferred tax assets. As a result, during the third quarter of 2005, we released a total of $321.8 million of our United States and foreign deferred tax asset valuation allowance. Of the $321.8 million, $258.1 million of the valuation release was recorded as an income tax benefit in our statement of operations, $61.0 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on the balance sheet, and approximately $2.7 million of the valuation release was recorded as a reduction to acquired goodwill and intangible assets.

As of September 30, 2005, we had a remaining valuation allowance of $35.6 million. During the fourth quarter of 2005, the Company released the remainder of the valuation allowance, except for $6.9 million that we will maintain because the realization of certain deferred tax assets does not meet the “more likely than not” criterion under SFAS No. 109. This portion of the valuation allowance primarily relates to certain state NOLs with a five-year carryover period that, as of December 31, 2005, we expect will expire unused. The fourth-quarter valuation allowance release is consistent with the requirement under APB No. 28 “Interim Financial Reporting,” that we use an annualized effective tax rate for each interim period during the year, including current year interim periods, after a valuation allowance release has occurred. The total valuation allowance release recorded as an income tax benefit in our consolidated statement of operations for 2005 was $285.8 million.

Our effective tax rate for the year ended December 31, 2005 remained relatively low before considering the deferred tax valuation allowance release as discussed above; however, our annualized effective tax rate in future periods after 2005 is expected to significantly increase. We expect that our consolidated annualized effective tax rate in 2006 will be approximately 40%.

Because of the availability of the NOLs discussed above, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid with respect to income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized. In determining our net deferred tax assets and valuation allowances, and projections of our future provision for income taxes, annualized effective tax rates, and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our estimate of the value of these tax reserves reflects assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that we have estimated.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock and subordinated notes, which were repaid in 1999;

•	an initial public offering of our common stock in October 1999 that provided $217.6 million after underwriters’ discounts and commissions;

•	the sale in June 2000 of an aggregate of $300 million in principal amount of our 5 1/2% convertible subordinated notes, which were retired in full between December 2003 and September 2005, which generated net proceeds of $290.2 million;

•	the sale in December 2003 and January 2004 of an aggregate $200 million in principal amount of our 1% convertible senior notes, which generated net proceeds of $194.1 million;

•	the public offering of 12.0 million shares of our common stock in November 2005, which generated net proceeds of $202.1 million; and

•	cash generated by operations.

As of December 31, 2005, cash, cash equivalents and marketable securities totaled $314.1 million, of which $4.5 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.

Cash provided by operating activities increased $31.6 million to $82.8 million for the year ended December 31, 2005 compared to $51.2 million for the year ended December 31, 2004. Cash provided by operating activities increased $69.2 million to $51.2 million for the year ended December 31, 2004 compared to cash used in operating activities of $18.0 million for the year ended December 31, 2003. The increase in cash provided by operating activities for each of 2005 and 2004 as compared to previous years was primarily due to increased service revenue and increases in deferred revenue. We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries in connection with expected increases in headcount. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Cash used in investing activities was $183.8 million for the year ended December 31, 2005, compared to cash provided by investing activities of $9.1 million for the year ended December 31, 2004. Cash used in investing activities was $33.1 million for the year ended December 31, 2003. Cash used in investing activities for 2005 reflects net purchases of marketable securities of $149.5 million primarily related to the cash received from our equity financing in November 2005. Additionally, cash used in investing activities for 2005 includes capital expenditures of $36.2 million, consisting of the capitalization of the purchase of network infrastructure equipment and internal-use software development costs related to our current and future service offerings. These investments were offset by $1.7 million of cash acquired through the Speedera acquisition and a decrease of $202,000 in restricted investments previously held for security deposits. Cash provided by investing activities for 2004 reflects proceeds from net sales and maturities of investments of $24.1 million, offset by capital expenditures of $20.1 million. During 2004, cash provided by investing activities also included a decrease of $5.0 million in restricted cash to reflect our repurchase of $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004 and a decrease of $96,000 in restricted investments previously held for security deposits. Cash used in investing activities for 2003 reflects net purchases of investments of $19.3 million, an increase in restricted cash to reflect a commitment to repurchase $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004 and capital expenditures of $8.9 million. For 2006, we expect total capital expenditures, a component of cash used in investing activities, to be approximately the same percentage of revenues as 2005.

Cash provided by financing activities was $159.1 million for the year ended December 31, 2005, compared to cash used in financing activities of approximately $131.9 million for the year ended December 31, 2004. Cash provided by financing activities was $105.2 million for the year ended December 31, 2003. Cash provided by financing activities in 2005 reflects net proceeds from our November 2005 equity offering of $202.1 million and proceeds from issuances of common stock under our equity compensation plans of $14.5 million, offset by payments made to redeem $56.6 million in principal amount of our outstanding 5 1/2% convertible subordinated notes and payments on capital lease obligations of $818,000. Cash used in financing activities in 2004 reflects payments for the repurchase of approximately $169.4 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital leases of $543,000, offset by net proceeds received from the issuance of our 1% convertible senior notes of $24.3 million and proceeds from issuances of common stock under our equity compensation plans of $13.8 million. Cash provided by financing activities in 2003 reflects net proceeds from the issuance of our 1% convertible senior notes of $169.8 million, proceeds from issuances of common stock under our equity compensation plans of $8.6 million, settlement of notes receivable for stock of $2.3 million, offset by payments for the repurchase of $74.0 million in principal amount of our 5 1/2% convertible subordinated notes and payments on our capital leases of $1.4 million.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in working capital items such as deferred revenue, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure, including debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Year Ended
	December 31,
	2005	2004

Cash, cash equivalents and marketable securities balance as of December 31, 2004 and 2003, respectively	$108.4	$208.4

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	271.7	206.2
Payments to vendors	(135.1)	(91.0)
Payments for employee payroll	(90.4)	(68.4)
Debt repurchases	(58.1)	(169.4)
Debt proceeds	—	24.3
Debt interest and premium payments	(5.1)	(18.1)
Stock option exercises and employee stock purchase plan issuances	14.5	13.8
Equity offering proceeds	202.1	—
Cash acquired in business acquisition	3.9	—
Other	2.2	2.6

Net increase (decrease)	205.7	(100.0)

Cash, cash equivalents and marketable securities balance as of December 31, 2005 and 2004, respectively	$314.1	$108.4

We believe, based on our current business plan, that our current cash, cash equivalents and marketable securities of $314.1 million and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures and restructuring expenses for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities would also result in additional dilution to our stockholders. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for further discussion of potential dilution.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments as of December 31, 2005 over the next five years and thereafter (in millions):

	Payments Due by Period
Contractual		Less than	12 to 36	36 to 60	More than
Obligations	Total	12 Months	Months	Months	60 Months

1% convertible senior notes	$200.0	$—	$—	$—	$200.0
Interest on convertible notes outstanding assuming no early redemption or repurchases	56.0	2.0	4.0	4.0	46.0
Real estate operating leases	23.1	7.2	11.3	4.4	0.2
Bandwidth and co-location agreements	7.5	6.0	1.5	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	3.1	3.1	—	—	—

Total contractual obligations	$290.2	$18.8	$16.8	$8.4	$246.2

Letters of Credit

As of December 31, 2005, we had outstanding $4.5 million in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to long-term facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.8 million are classified as long-term marketable securities and $730,000 are classified as short-term marketable securities on our consolidated balance sheet dated as of December 31, 2005. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse through May 2011.

Off-Balance Sheet Arrangements

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to whom and from whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements. See Note 11 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of these indemnification agreements.

The conversion features of our 1% convertible senior notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholder’s equity. Therefore, these instruments meet the scope exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are accordingly not accounted for as derivatives for purposes of SFAS No. 133. See Note 12 to our consolidated financial statements for more information.

Litigation

We are party to litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. See “Legal Proceedings” elsewhere in this annual report on Form 10-K for further discussion on litigation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” Effective on January 1, 2006, we adopted the provisions of SFAS No. 123R, which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values as of the date of grant. The adoption of this statement will result in the expensing of the fair value of stock options granted to employees. Prior to the adoption of SFAS 123R, we disclosed the impact of expensing the fair value of stock options only in the notes to the financial statements, which is no longer permitted. See Equity-Related Compensation in Note 2 to our consolidated financial statements.

SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date of adoption. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date of adoption shall be recognized as the requisite service is rendered. The compensation cost for that portion of such awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of our adoption of SFAS 123R using the attribution method that was used under SFAS No. 123, which was the straight-line method. Any unearned or deferred compensation related to those earlier awards shall be written off against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.

We adopted SFAS No. 123R on a modified prospective basis beginning January 1, 2006. Accordingly, the results of operations for future periods will not be comparable to our historical results of operations. The adoption of SFAS No. 123R will have a material impact on our results of operations, increasing cost of revenues, research and development, sales and marketing and general and administrative expenses. We currently estimate that adoption of the statement will reduce diluted earnings per share by approximately $0.14 in 2006; however, the amount may change based upon the number and value of additional stock option grants and forfeiture rates. We have utilized the Black-Scholes option pricing model to determine the value of our stock options. For more information on the impact of expensing stock options for the three years ended December 31, 2005, 2004 and 2003, see Equity-Related Compensation in Note 2 to our consolidated financial statements.

SFAS No. 123R also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of any windfall tax benefits resulting from stock-based compensation will be reported as cash flows from financing activities. Under the indirect method of presentation of the statement of cash flows, any shortfalls resulting from the write-off of deferred tax assets will be reported in net income and classified within the change of deferred income taxes in the operating section of the statement of cash flows.

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

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. In December 2005, one of the conversion terms for the holders to redeem the 1% convertible senior notes was met; however, no notes have been converted as of March 15, 2006. As of December 31, 2005, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $200.0 million and $274.5 million, respectively.

We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign hedge contracts.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

We have completed integrated audits of Akamai Technologies, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 71 of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 16, 2006

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$91,792	$35,318
Marketable securities (including restricted securities of $730 and $932 at December 31, 2005 and 2004, respectively)	200,616	35,312
Accounts receivable, net of reserves of $7,994 and $5,422 at December 31, 2005 and 2004, respectively	52,162	30,333
Prepaid expenses and other current assets	10,428	7,706

Total current assets	354,998	108,669
Property and equipment, net	44,885	25,242
Marketable securities (including restricted securities of $3,825 and $3,722 at December 31, 2005 and 2004, respectively)	21,721	37,787
Goodwill	98,519	4,937
Other intangible assets, net	38,267	191
Deferred tax assets, net	328,308	—
Other assets	4,801	5,917

Total assets	$891,499	$182,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,022	$10,349
Accrued expenses	38,449	32,097
Deferred revenue	5,656	2,695
Current portion of obligations under capital leases and vendor financing	—	232
Current portion of accrued restructuring	1,749	1,393

Total current liabilities	61,876	46,766
Accrued restructuring, net of current portion	1,844	2,259
Other liabilities	3,565	3,035
1% convertible senior notes	200,000	200,000
5 1/2% convertible subordinated notes	—	56,614

Total liabilities	267,285	308,674

Commitments, contingencies and guarantees (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 152,922,092 shares issued and outstanding at December 31, 2005; 126,771,799 shares issued and outstanding at December 31, 2004	1,529	1,268
Additional paid-in capital	3,880,985	3,451,578
Deferred stock compensation	(7,537)	(937)
Accumulated other comprehensive income	471	1,392
Accumulated deficit	(3,251,234)	(3,579,232)

Total stockholders’ equity (deficit)	624,214	(125,931)

Total liabilities and stockholders’ equity	$891,499	$182,743

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)

Revenues:
Services	$281,468	$206,762	$157,392
Software and software-related	1,647	3,253	3,730
Services and software from related parties	—	—	137

Total revenues	283,115	210,015	161,259

Cost and operating expenses:
Cost of revenues	55,655	46,150	60,844
Research and development	18,071	12,132	12,971
Sales and marketing	77,876	55,663	47,583
General and administrative	53,014	47,055	57,259
Amortization of other intangible assets	5,124	48	2,234
Restructuring benefit	—	—	(8,521)

Total cost and operating expenses	209,740	161,048	172,370

Income (loss) from operations	73,375	48,967	(11,111)
Interest income	4,263	2,158	1,302
Interest expense	(5,330)	(10,213)	(18,324)
Other (expense) income, net	(507)	1,061	(44)
(Loss) gain on investments, net	(27)	(69)	1,622
Loss on early extinguishment of debt	(1,370)	(6,768)	(2,097)

Income (loss) before provision for income taxes	70,404	35,136	(28,652)
(Benefit) provision for income taxes	(257,594)	772	629

Net income (loss)	$327,998	$34,364	$(29,281)

Net income (loss) per share:
Basic	$2.41	$0.28	$(0.25)
Diluted	$2.11	$0.25	$(0.25)
Shares used in per share calculations:
Basic	136,167	124,407	118,075
Diluted	156,944	146,595	118,075

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$327,998	$34,364	$(29,281)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,153	18,810	49,749
Amortization of deferred financing costs	1,017	1,396	1,417
Equity-related compensation	3,849	1,292	9,813
Change in deferred tax assets, net, including release of deferred tax asset valuation allowance	(258,669)	408	351
Provision for doubtful accounts	1,147	(231)	761
Interest income on notes receivable for stock	—	—	(81)
Non-cash portion of restructuring charge	—	—	144
Non-cash portion of loss on early extinguishment of debt	481	2,453	1,207
Foreign currency losses (gains), net	814	(377)	(1,384)
Losses (gains) on investments and disposal of property and equipment, net	36	58	(1,295)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(19,455)	(8,516)	(2,800)
Prepaid expenses and other current assets	1,483	3,053	(2,740)
Accounts payable, accrued expenses and other current liabilities	(1,032)	(130)	(12,230)
Deferred revenue	3,267	(329)	604
Accrued restructuring	(1,816)	(1,630)	(32,337)
Other non-current assets and liabilities	(475)	616	101

Net cash provided by (used in) operating activities	82,798	51,237	(18,001)

Cash flows from investing activities:
Cash acquired through business acquisition	1,717	—	—
Purchases of property and equipment	(26,947)	(12,342)	(1,422)
Capitalization of internal-use software costs	(9,213)	(7,759)	(7,459)
Purchases of investments	(215,633)	(187,674)	(218,020)
Proceeds from sales and maturities of investments	66,099	211,753	198,689
Proceeds from sales of property and equipment	—	9	114
Decrease in restricted investments held for security deposits	202	96	—
Decrease (increase) in restricted cash held for note repurchases	—	5,000	(5,000)

Net cash (used in) provided by investing activities	(183,775)	9,083	(33,098)

Cash flows from financing activities:
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	—	24,313	169,800
Payments on capital leases	(818)	(543)	(1,438)
Repurchase of 5 1/2% convertible subordinated notes	(56,614)	(169,386)	(74,000)
Repayment of notes receivable for stock	—	—	2,301
Proceeds from equity offering, net of issuance costs	202,068	—	—
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	14,462	13,754	8,585

Net cash provided by (used in) financing activities	159,098	(131,862)	105,248

Effect of exchange rate translation on cash and cash equivalents	(1,647)	1,208	3,013

Net increase (decrease) in cash and cash equivalents	56,474	(70,334)	57,162
Cash and cash equivalents at beginning of year	35,318	105,652	48,490

Cash and cash equivalents at end of year	$91,792	$35,318	$105,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,704	$15,341	$16,667
Cash paid for income taxes	1,494	—	—
Non-cash financing and investing activities:
Acquisition of equipment through capital leases	$586	$—	$—
Common stock and vested common stock options issued in connection with acquisition of a business	130,510	—	—
Issuances of common stock in exchange for warrants	—	—	5
Value of deferred compensation recorded for issuance of deferred stock units and restricted stock	930	601	638

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

						Accumulated
						Other
			Additional	Deferred	Notes	Comprehensive		Total
	Common Stock		Paid-in-	Stock	Receivable	Income	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	for Stock	(Loss)	Deficit	Equity	Income (Loss)
	(In thousands, except share data)

Balance at December 31, 2002	117,660,254	$1,177	$3,428,434	$(9,895)	$(3,473)	$(18)	$(3,584,315)	$(168,090)
Comprehensive loss:
Net loss							(29,281)	(29,281)	$(29,281)
Foreign currency translation adjustment						1,385		1,385	1,385
Unrealized losses on investments						(42)		(42)	(42)
Reclassification of unrealized investment losses to realized net loss						54		54	54

Comprehensive loss									$(27,884)

Issuance of common stock upon the exercise of stock options and warrants	3,040,684	31	5,850					5,881
Issuance of common stock under employee stock purchase plan	1,537,508	15	2,689					2,704
Interest on notes receivable					(81)			(81)
Settlements of notes receivable					3,554			3,554
Deferred compensation for the grant of stock options and the issuance of restricted common stock and deferred stock units	4,231	—	858	(858)				—
Repurchase and cancellation of restricted stock due to employee terminations	(88,160)	(1)	(826)	642				(185)
Acceleration of stock option and restricted stock vesting and fair value of non-employee options			181	673				854
Amortization of deferred compensation				7,893				7,893

Balance at December 31, 2003	122,154,517	1,222	3,437,186	(1,545)	—	1,379	(3,613,596)	(175,354)
Comprehensive income:
Net income							34,364	34,364	$34,364
Foreign currency translation adjustment						375		375	375
Unrealized losses on investments						(362)		(362)	(362)

Comprehensive income									$34,377

Issuance of common stock upon the exercise of stock options and warrants	3,019,198	30	8,972					9,002
Issuance of common stock under employee stock purchase plan	1,598,947	16	4,736					4,752
Deferred compensation for the issuance of deferred stock units			601	(601)				—
Repurchase and cancellation of restricted stock due to employee terminations	(863)		(9)	9				—
Acceleration of restricted stock vesting and fair value of non-employee options			92	52				144
Amortization of deferred compensation				1,148				1,148

Balance at December 31, 2004	126,771,799	1,268	3,451,578	(937)	—	1,392	(3,579,232)	(125,931)
Comprehensive income:
Net income							327,998	327,998	$327,998
Foreign currency translation adjustment						(855)		(855)	(855)
Unrealized losses on investments						(66)		(66)	(66)

Comprehensive income									$327,077

Issuance of common stock upon the exercise of stock options and deferred stock units	3,086,158	31	9,815					9,846
Issuance of common stock under employee stock purchase plan	475,776	5	4,611					4,616
Deferred compensation for the issuance of deferred stock units			930	(930)				—
Repurchase and cancellation of restricted stock due to employee terminations	(250)	—	(3)	3				—
Issuance of common stock for the acquisition of business	10,588,609	105	121,431					121,536
Stock options issued in connection with purchase acquisition			18,239	(9,265)				8,974
Acceleration of employee stock option vesting				181				181
Issuance of common stock in equity offering, net of offering costs	12,000,000	120	201,948					202,068
Fair value of options issued to non-employees for services rendered			257					257
Release of deferred tax asset valuation allowance			72,179					72,179
Amortization of deferred compensation				3,411				3,411

Balance at December 31, 2005	152,922,092	$1,529	$3,880,985	$(7,537)	$—	$471	$(3,251,234)	$624,214

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:

Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises more than 18,000 servers in more than 950 networks in 69 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing services for accelerating delivery of content and applications over the Internet.

The accompanying consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies and Estimates:

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, restructuring reserves, contingencies, useful lives and realizability of long-term assets and goodwill, capitalized software, income and other taxes and the fair value of share-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Revenue Recognition

The Company recognizes service revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

At the inception of a customer contract for service, the Company makes an estimate as to that customer’s ability to pay for the services provided. The Company bases its estimate on a combination of factors, including the successful completion of a credit check or financial review, its payment history with the customer and other forms of payment assurance. Upon the completion of these steps, the Company recognizes revenue monthly in accordance with its revenue recognition policy. If the Company subsequently determines that collection from the customer is not reasonably assured, the Company records an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and ceases recognizing revenue for continued services provided until cash is received. Changes in the Company’s estimates and judgments about whether collection is reasonably assured would change the timing of revenue or amount of bad debt expense that the Company recognizes.

Akamai primarily derives income from the sale of services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, Akamai recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of Akamai services exceed the monthly minimum, Akamai recognizes revenue for such excess in the period of the usage. The Company typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

The Company periodically enters into multi-element service arrangements. When the Company enters into such arrangements, each element is accounted for separately over its respective service period, provided that there is objective evidence of fair value for the separate elements. For example, objective evidence of fair value includes the price charged for the element when sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided at the outset of the period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the related service period to the extent that all services have begun to be provided at the outset of the period.

The Company also licenses software under perpetual and term license agreements. The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” As prescribed by this guidance, the Company applies the residual method of accounting. The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by vendor specific objective evidence of fair value, is deferred and subsequently recognized when delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met.

The Company also sells its services through a reseller channel. Assuming all other revenue recognition criteria are met, the Company recognizes revenue from reseller arrangements based on the reseller’s contracted non-refundable minimum purchase commitments over the term of the contract, plus amounts sold by the reseller to its customers in excess of the minimum commitments. These excess minimum commitments are recognized as revenue in the period in which the service is provided.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service. If these conditions are present, the Company recognizes revenue when all other revenue recognition criteria are satisfied.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; prepayments made by customers for future periods; deferred installation and activation set-up fees; amounts billed under extended payment terms; and maintenance and support fees charged under license arrangements.

Cost of Revenues

Cost of revenues consists primarily of fees paid to network providers for bandwidth and for housing servers in third-party network data centers, also known as co-location costs. Cost of revenues also includes network operation employee costs, network storage costs, cost of professional services, cost of licenses, depreciation of network equipment used to deliver the Company’s services, amortization of network-related internal-use software and costs for the production of live on-line events. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from several months to two years. These contracts generally commit Akamai to pay minimum monthly fees plus additional fees for bandwidth usage above the contracted level. In some circumstances, Internet service providers (“ISPs”) make available to Akamai rack space for the Company’s servers and access to their bandwidth at discounted or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Akamai server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of Akamai’s servers nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company accounted for stock options issued to employees under the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2005	2004	2003

Net income (loss), as reported	$327,998	$34,364	$(29,281)
Add: stock-based employee compensation included in reported net income (loss) net of tax effect	3,219	1,200	8,062
Deduct: stock-based employee compensation expense determined under fair value method for all awards net of tax effect	(31,288)	(55,461)	(47,055)

Incremental stock option expense per FAS No. 123	(28,069)	(54,261)	(38,993)

Pro forma net income (loss)	$299,929	$(19,897)	$(68,274)

Basic net income (loss) per weighted average share:
As reported	$2.41	$0.28	$(0.25)
Pro forma	$2.20	$(0.16)	$(0.58)
Diluted net income (loss) per weighted average share:
As reported	$2.11	$0.25	$(0.25)
Pro forma	$1.93	$(0.16)	$(0.58)

The pro forma results above for the year ended December 31, 2004 reflect the cumulative effect of a change by the Company in its estimate of expected rates of forfeitures of stock-based awards to employees based upon a review of actual forfeitures experienced in prior periods. The cumulative effect of this change in estimate for the year ended December 31, 2004 was to increase pro forma stock-based employee compensation expense by approximately $12.3 million.

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended
	December 31,
	2005	2004	2003

Expected life (years)	5.0	5.0	5.0
Risk-free interest rate (%)	4.0	3.0	2.8
Volatility (%)	72.8	98.9	100.0
Dividend yield (%)	—	—	—
Weighted average grant date fair value of options granted at market value	$8.86	$10.90	$3.75

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of shares purchased under the 1999 Employee Stock Purchase Plan is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended
	December 31,
	2005	2004	2003

Expected life (years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate (%)	2.12	1.88	1.65
Volatility (%)	103.2	129.2	133.0
Dividend yield (%)	—	—	—
Weighted average fair value of shares purchased	$9.70	$2.97	$1.76

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

Costs incurred during the application development stage of internal-use software projects are capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include external consulting and payroll and payroll-related costs for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization of the asset commences when the software is complete and placed in service. The Company amortizes completed internal-use software to cost of revenues over an estimated life of two years. Costs incurred during the planning, training and post implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

Concentrations of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. The fair value and the aggregate outstanding principal amount of the Company’s 1% convertible senior notes were $274.5 million and $200.0 million, respectively, as of December 31, 2005. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes to be of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the year ended December 31, 2005, no customers accounted for more than 10% of total revenues. For the years ended December 31, 2004 and 2003, one customer accounted for 10% and 15%, respectively, of total revenues. As of December 31, 2005, one customer had an account receivable

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of 13% of total accounts receivable. As of December 31, 2004, no customer had an accounts receivable balance outstanding more than 10% of total accounts receivable. The Company believes that concentration of credit risk related to accounts receivable is not significant.

Taxes

The Company’s provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

The Company currently has significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. In the third quarter of 2005, management determined it was more likely than not that substantially all of the deferred tax assets would be realized and accordingly released substantially all of its valuation allowance. This decision was based on the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12-quarter period and on the projections of expected future taxable income. The tax assets estimated to be realized in future periods have been calculated by applying a blended federal and state tax rate of 39.65%, which is based upon the tax rates expected to be in effect, apportioned by jurisdiction, in the periods during which the attributes are expected to be utilized. Changes in this blended rate in future periods could have a material effect on both the tax provision in the period of change as well as the net deferred tax asset carrying value.

The Company has recorded certain tax reserves to address potential exposures involving its sales and use and franchise tax positions. These potential exposures result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate resolution of these matters may be greater or less than the amount that the Company estimated.

Foreign Currency Translation

Akamai has determined that the functional currency of its foreign subsidiaries is each respective subsidiary’s local currency. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date and revenues and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive loss. Gains and losses on inter-company transactions are recorded in other income (expense), net. For the years ended December 31, 2005, 2004 and 2003, the Company recorded foreign currency (loss) gain of ($1.5) million, $543,000 and ($44,000), respectively.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at amortized cost, which approximates fair value.

Short-term marketable securities consist of high quality corporate and government securities with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term marketable securities consist of high quality corporate and government securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to use. As of December 31, 2005 and 2004, the Company had $4.5 million and $3.9 million, respectively, of restricted marketable securities generally representing security for irrevocable letters of credit related to facility leases.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, the Company’s accounts receivable balance includes unbilled accounts that represent revenues that are typically billed within one month. The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts, cash basis customers and service credits. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The Company’s reserve for cash basis customers increases as services are provided to customers where collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received. The Company’s reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits result in a reduction to revenues. Decreases to the reserve are the result of actual credits being issued to customers, causing a corresponding reduction in accounts receivable.

Estimates are used in determining these reserves and are based upon the Company’s review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where the Company no longer believes that the customer has the ability to pay for services provided. The Company performs on-going credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the creation of a reserve until the Company receives consistent payments. In addition, the Company reserves a portion of revenues as a reserve for service credits. Reserves for service credits are measured based on an analysis of revenue credits to be issued after the month of billing and an estimate for future credits. These credits typically relate to management’s estimate of the resolution of customer disputes and billing adjustments. The Company does not have any off-balance sheet credit exposure related to its customers.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment includes purchases of items with a per unit value greater than $1,000 and a useful life greater than one year. In certain instances, the Company has capitalized equipment purchases, such as laptops, which have a per unit value less than $1,000, as their useful life is three years. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of related lease terms or their estimated useful lives. Property and equipment acquired under capital leases are depreciated over the shorter of the related lease terms or the useful lives of the assets. The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations. Repairs and maintenance costs are expensed as incurred.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

The Company tests goodwill for impairments on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment test of goodwill as of January 1, 2005 and 2006. These tests did not result in an impairment to goodwill. Other intangible assets consist of completed technologies, customer relationships and non-compete agreements arising from the acquisition of businesses and acquired license rights. Purchased intangible assets, other than goodwill are amortized over their estimated useful lives. Goodwill is carried at its historical cost.

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

The Company previously recorded real-property related restructuring expenses and liabilities when management approved and committed the Company to a plan to exit a facility lease, the plan specifically identified the actions to be taken and the actions were scheduled to begin soon after management approved the plan. Beginning in 2003, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records restructuring liabilities, discounted at the appropriate rate, for facility leases only when the space is both vacated and all actions needed to make the space readily available for sublease have been completed. The Company records restructuring liabilities for estimated costs to terminate a facility lease before the end of its contractual term or for estimated costs that will continue to be incurred under the lease for its remaining term when there is no economic benefit to the Company, net of an estimate of sublease income.

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

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $879,000, $130,000 and $208,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” Effective on January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values as of the date of grant. The adoption of this statement will result in the expensing of the fair value of stock options granted to employees . Prior to the adoption of SFAS 123R, the Company has elected to disclose the impact of expensing the fair value of stock options only in the notes to its financial statements, which is no longer permitted.

SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date of adoption. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date of adoption shall be recognized as the requisite service is rendered. The compensation cost for that portion of such awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of the Company’s adoption of SFAS No. 123R using the attribution method that was used under SFAS No. 123, which was the straight-line method. Any unearned or deferred compensation related to those earlier awards shall be written off against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under the Company’s employee stock purchase plan will be expensed based upon the fair market value of the stock option.

The Company adopted the statement on a modified prospective basis beginning January 1, 2006. Accordingly, the results of operations for future periods will not be comparable to the Company’s historical results of operations. The adoption of SFAS No. 123R will have a material impact on the Company’s results of operations, increasing cost of revenues, research and development, sales and marketing and general and administrative expenses.

SFAS No. 123R also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of any windfall tax benefits resulting from stock-based compensation will be reported as cash flows from financing activities. Under the indirect method of presentation of the statement of cash flows, any shortfalls resulting from the write-off of deferred tax assets will be reported in net income and classified within the change of deferred income taxes in the operating section of the statement of cash flows.

3.	Business Acquisition

On June 10, 2005, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera Networks, Inc. (“Speedera”) in exchange for approximately 10.6 million shares of Akamai common stock and options to purchase 1.7 million shares of Akamai common stock. Speedera provided distributed content delivery services. The purchase of Speedera is intended to enable Akamai to better compete against larger managed services vendors and other content delivery providers, by expanding its customer base and providing customers with a broader suite of services.

The aggregate purchase price, net of cash received, was approximately $142.2 million, which consisted of $121.5 million in shares of common stock, $18.2 million in fair value of the Company’s stock options and transaction costs of $2.5 million, which primarily consisted of fees for financial advisory and legal services. The fair

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the Company’s stock options issued to Speedera employees was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (years)	4.5
Risk-free interest rate	3.8%
Expected volatility	83.6%
Dividend yield	—

The intrinsic value allocated to the unvested options issued in the acquisition that had yet to be earned as of the acquisition date was $9.3 million and has been recorded as deferred compensation in the purchase price allocation.

The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business since June 10, 2005, the date of acquisition, are included in the consolidated financial statements of the Company for the year ended December 31, 2005. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Speedera customers; a trained technical workforce in place in the United States and India; an existing sales pipeline and a trained sales force; and cost synergies. In accordance with current accounting standards, goodwill associated with Speedera will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 9).

The following table represents the allocation of the purchase price:

(In thousands)

Total consideration:
Common stock issued	$121,536
Fair value of stock options	18,239
Transaction costs paid	2,459

Total purchase consideration	$142,234

Allocation of the purchase consideration
Current assets, including cash of $3,914	$10,587
Fixed assets	2,760
Long-term assets	157
Identifiable intangible assets	43,200
Goodwill	96,319

Total assets acquired	153,023
Fair value of liabilities assumed, including deferred revenue of $450	(20,054)
Deferred compensation	9,265

$142,234

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

		Amortization
	Amount	Period
	(In thousands)	(In years)

Completed technologies	$1,000	1-4
Customer relationships	40,900	8
Non-compete agreements	1,300	3

Total	$43,200

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

The relief-from-royalty method was used to value the completed technologies. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the completed technologies are as follows: royalty rate 5%, discount rate 18.0%, tax rate 40% and estimated average economic life of one to four years.

The lost profits method was used to value the non-compete agreements entered into by Akamai and three founders of Speedera. The lost profits method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefits protected by clauses within an agreement. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without an agreement. The key assumptions used in valuing the non-compete agreements are as follows: discount rate 18%, tax rate 40% and estimated average economic life of three years.

The following table reflects unaudited pro forma results of operations of the Company for the years ended December 31, 2005 and 2004 assuming that the Speedera acquisition had occurred on January 1, 2005 and January 1, 2004, respectively (in thousands, expect per share data):

	For the Years Ended December 31,
	2005	2004
	(Unaudited)

Revenues	$302,220	$237,523
Net income	$326,031	$22,954
Net income per weighted average common share	$2.23	$0.17
Net income per weighted average diluted share	$1.97	$0.16

4.	Net Income (Loss) per Share:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2005	2004	2003

Numerator:
Net income (loss)	$327,998	$34,364	$(29,281)
Add back of interest expense on 1% convertible senior notes	2,841	2,851	—

Numerator for diluted net income (loss)	$330,839	$37,215	$(29,281)
Denominator:
Denominator for basic net income (loss) per common share	136,167	124,407	118,075
Effect of dilutive securities:
Stock options	7,691	9,162	—
Warrants	—	12	—
Restricted common stock and deferred stock units	141	109	—
1% convertible senior notes	12,945	12,905	—

Denominator for diluted net income (loss) per common share	156,944	146,595	118,075
Basic net income (loss) per common share	$2.41	$0.28	$(0.25)
Diluted net income (loss) per common share	$2.11	$0.25	$(0.25)

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented because their effect would have been antidilutive (in thousands):

	As of December 31,
	2005	2004	2003

Stock options	4,415	3,078	15,359
Deferred stock units	—	—	150
Warrants	—	—	77
Unvested restricted common stock	—	—	467
5 1/2% convertible subordinated notes	—	490	1,957
1% convertible senior notes	—	—	11,327

Total	4,415	3,568	29,337

Options to acquire 4.4 million, 3.1 million and 15.4 million shares of common stock as of December 31, 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because of their antidilutive effect because the exercise prices for these stock options were greater than the average market price of the Company’s common stock during the respective periods. The effect of the Company’s 5 1/2% convertible subordinated notes on the calculation of diluted net income per weighted average share for the year ended December 31, 2004 was calculated using the “if converted” method. The convertible debt was excluded from the calculation of diluted earnings per share in 2004 because of its antidilutive effect. All potential common shares have been excluded from the 2003 calculation of diluted earnings per share as the Company had a net loss for the year ended December 31, 2003.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accumulated Other Comprehensive Income:

Comprehensive income for all periods is equal to net income adjusted for unrealized gains and losses on investments and foreign currency translation adjustments. Accumulated other comprehensive income consisted of (in thousands):

	December 31,
	2005	2004

Net unrealized loss on investments	$(466)	$(400)
Foreign currency translation adjustments	937	1,792

Total accumulated other comprehensive income	$471	$1,392

6.	Marketable Securities and Investments:

The following is a summary of marketable securities held by the Company at December 31, 2005 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$3,627	$—	$5	$3,622
Commercial paper	20,643	—	48	20,595
U.S. government agency obligations	32,745	30	333	32,442
U.S. corporate debt securities	17,188	—	110	17,078
Municipal obligations	148,600	—	—	148,600

	$222,803	$30	$496	$222,337

The following is a summary of marketable securities held by the Company at December 31, 2004 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$4,975	$—	$7	$4,968
Commercial paper	550	—	—	550
U.S. government agency obligations	13,461	—	63	13,398
U.S. corporate debt securities	51,263	8	338	50,933
Municipal obligations	3,250	—	—	3,250

	$73,499	$8	$408	$73,099

Available-for-sale securities by contractual maturity were as follows (in thousands):

	December 31,
	2005	2004

Due in one year or less	$204,441	$39,034
Due after 1 year through 5 years	17,896	34,065

	$222,337	$73,099

As of December 31, 2005, $4.5 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries,

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.8 million are classified as long-term marketable securities and $730,000 are classified as short-term marketable securities on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through May 2011.

For the year ended December 31, 2005, the Company recorded net losses on investments of $27,000 on sales of marketable securities. For the year ended December 31, 2004, the Company recorded net losses on investments of $69,000 on sales of marketable securities. For the year ended December 31, 2003, the Company recorded net gains on investments of $1.6 million, which includes a gain of $1.7 million related to sales of equity investments in publicly-traded companies, offset by losses of $55,000 on sales of investments in privately-held companies and sales of marketable securities.

7.	Accounts Receivable:

Net accounts receivable consists of the following (in thousands):

	December 31,
	2005	2004

Trade accounts receivable	$51,019	$31,175
Unbilled accounts	9,137	4,580

Total gross accounts receivable	60,156	35,755

Allowance for doubtful accounts	(2,277)	(928)
Reserve for cash basis customers	(2,539)	(2,375)
Reserve for service credits	(3,178)	(2,119)

Total accounts receivable reserves	(7,994)	(5,422)

Total accounts receivable, net	$52,162	$30,333

8.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,		Estimated Useful
	2005	2004	Lives in Years

Computer and networking equipment	$169,690	$153,520	3
Purchased software	26,695	25,941	3
Furniture and fixtures	4,355	4,612	5
Office equipment	3,664	3,690	3
Leasehold improvements	5,569	4,832	5-7
Production equipment	2,839	1,928	3
Internal-use software	31,371	22,158	2

	244,183	216,681
Accumulated depreciation and amortization	(199,298)	(191,439)

	$44,885	$25,242

Depreciation and amortization expense on property and equipment and capitalized software costs for the years ended December 31, 2005, 2004 and 2003 was $19.1 million, $18.8 million and $47.5 million, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2005 and 2004, the Company wrote off $11.4 million and $16.2 million, respectively, of long lived asset costs, with accumulated depreciation and amortization costs of $11.2 million and $16.1 million, respectively. These write offs represent purchased software and computer and networking equipment that are no longer in use.

During the year ended December 31, 2003, as a result of restructuring actions undertaken by the Company, the Company wrote-down $272,000 of leasehold improvements and furniture and fixtures. The Company recorded this impairment as a non-cash restructuring charge (see Note 13). No impairments were recorded during the years ended December 31, 2005 and 2004 as a result of restructuring activities.

During the years ended December 31, 2005 and 2004, the Company capitalized $9.2 million and $7.8 million, respectively, of external consulting and payroll and payroll-related costs for the development and enhancement of internal-use software applications. The internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services. The Company recorded impairment charges of $39,000 and $56,000 for in-process internal-use software previously capitalized for projects that were cancelled during the years ended December 31, 2005 and 2004, respectively. These impairments are recorded in research and development expense. The Company amortizes completed internal-use software over an estimated life of two years.

The following table summarizes capitalized internal-use software costs (in thousands):

	December 31,
	2005	2004

Total costs capitalized	$31,856	$22,604
Less: impairments	(485)	(446)

	31,371	22,158
Less: accumulated amortization	(18,598)	(11,629)

Net book value of capitalized internal-use software	$12,773	$10,529

9.	Goodwill and Other Intangible Assets:

The Company acquired goodwill and other intangible assets through business acquisitions during 2000 and 2005. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. During the year ended December 31, 2005, the Company recorded goodwill of $96.3 million and acquired intangible assets of $43.2 million as a result of the acquisition of Speedera. The changes in the carrying amount of goodwill for the year ended December 31, 2005 were as follows:

In thousands

Ending balance, December 31, 2004	$4,937
Purchase price allocation	96,319
Deferred tax asset valuation release	(2,737)

Ending balance, December 31, 2005	$98,519

The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to test goodwill for impairment at least annually. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2005 and 2006 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2005 and 2006. The fair value on January 1, 2005 and 2006 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment on January 1, 2007.

Other intangible assets, which are subject to amortization, consist of the following (in thousands):

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(431)	$569
Customer relationships	40,900	(4,404)	36,496
Non-compete agreements	1,300	(241)	1,059
Acquired license rights	490	(347)	143

Total	$43,690	$(5,423)	$38,267

	December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$26,769	$(26,769)	$—
Trademarks and trade names	4,527	(4,527)	—
Acquired license rights	490	(299)	191

Total	$31,786	$(31,595)	$191

Aggregate expense related to amortization of other intangible assets was $5.1 million, $48,000 and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense is expected to be approximately $8.4 million, $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.

10.	Accrued Expenses:

Accrued expenses consists of the following (in thousands):

	December 31,
	2005	2004

Payroll and other related benefits	$14,374	$8,797
Interest	83	1,640
Bandwidth and colocation	7,781	5,546
Property, use and other taxes	13,314	13,487
Legal professional fees	679	871
Other	2,218	1,756

Total	$38,449	$32,097

11.	Commitments, Contingencies and Guarantees:

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through June 2013 and generally require the payment of real estate taxes, insurance, maintenance and

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating costs. The minimum aggregate future obligations under non-cancelable leases as of December 31, 2005 are as follows (in thousands):

Operating
Leases

2006	$7,169
2007	6,285
2008	4,999
2009	3,060
2010	1,340
Thereafter	198

Total	$23,051

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $5.7 million, $5.6 million and $6.0 million, respectively. The Company has entered into a sublease agreement with a tenant of its Cambridge, Massachusetts property. The contracted amounts payable to the Company by this sublease tenant are approximately $122,000, $208,000, $208,000 and $87,000 for the years ending December 31, 2006, 2007, 2008 and 2009, respectively.

The Company has issued letters of credit in the amount of $4.5 million related to certain of its real estate leases. These letters of credit are collateralized by marketable securities that have been restricted as to use (see Note 6). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease. In the event that the landlord provided funding for lease improvements to leased facilities, the Company would amortize such amount as part of rent expense on a straight-line basis over the life of the lease.

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2006, 2007 and 2008, the minimum commitments are approximately $6.0 million, $1.1 million and $409,000, respectively. The Company had aggregate equipment purchase commitments of approximately $500,000 as of December 31, 2005, which expire in August 2006. Additionally, as of December 31, 2005, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $3.1 million which are expected to be paid in 2006.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The parties negotiated a settlement which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. The Company believes that it has meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, it intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

The Company and Speedera were involved in lawsuits against each other regarding patent infringement and false advertising and trade secrets claims. Upon completion of the acquisition of Speedera, all lawsuits between Akamai and Speedera were dismissed.

The Company is party to various litigation matters which management considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified the guarantees described below as disclosable in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Company evaluates estimated losses for guarantees under SFAS 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnification obligations in its financial statements.

As permitted under Delaware law, the Company’s Certificate of Incorporation provides that Akamai indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and would enable the Company to recover a portion of any future amounts paid.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Akamai’s business partners or customers, in connection with Akamai’s provision of its services and software. Generally, these obligations are limited to claims relating to infringement of a U.S. patent, or any copyright or other intellectual property or the Company’s negligence, willful misconduct or violation of the law (provided that there is not gross negligence or willful misconduct on the part of the other party). Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and would limit the Company’s exposure.

The Company acquired all of the stock of three companies in 2000, as well as all of the stock of another company in 2005. As part of those acquisitions, the Company assumed the liability for undisclosed claims and losses previously incurred by such companies. Subject to applicable statutes of limitations, these obligations are generally perpetual from the time of execution of the agreement. The maximum potential amount of future

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments the Company could be required to make in connection with these obligations is unlimited. The Company does not expect the costs of defending lawsuits or settling claims related to these acquired companies to be material.

The Company leases space in certain buildings, including a corporate headquarters building, under operating leases. The Company has standard indemnification arrangements under those leases that require it to indemnify the landlord against losses, liabilities, and claims incurred in connection with the premises covered by the Company leases, its use of the premises, property damage or personal injury, and breach of the lease agreement, as well as occurrences arising from the Company’s negligence or willful misconduct. The Company also subleases certain space and agrees to indemnify the sublessee for losses caused by the Company’s employees on the premises. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company entered into three joint ventures in 2001 and 2002, which have since terminated. The terms of the joint venture agreements generally provide that the Company indemnify the joint venture partner against property damage or bodily injury arising from the Company’s negligence or willful misconduct; third party claims of copyright infringement or trade secret theft associated with the software or marks licensed from the Company by the partner; and losses arising from any breach by the Company of its representations and warranties. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company leases certain equipment under operating leases that require it to indemnify the lessor against losses, liabilities and claims in connection with the lease agreement, possession or use of the leased equipment, and in some cases certain tax issues. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company licenses technology to certain third parties under license agreements that provide for Akamai to indemnify the third parties against claims of patent and copyright infringement. This indemnity does not apply in the case where the licensed technology has been modified by the third party or combined with other technology, hardware, or data that that the Company has not approved. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company licenses technology from third parties under agreements that contain standard indemnification provisions that require the Company to indemnify the third party against losses, liabilities and claims arising from the Company’s unauthorized use or modification of the licensed technology. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Convertible Notes:

5 1/2% Convertible Subordinated Notes

During the year ended December 31, 2005, the Company redeemed an aggregate of $56.6 million in principal amount of its remaining outstanding 5 1/2% convertible subordinated notes due 2007 (the “5 1/2% convertible subordinated notes”) for total cash payments of $58.1 million. The redemption price was $1,015.71 for each $1,000 in principal amount repurchased. The Company charged the outstanding deferred financing costs relating to these repurchased notes and premium paid of $481,000 and $889,000, respectively, for the year ended December 31, 2005, to loss on early extinguishment of debt. For the years ended December 31, 2005, 2004 and 2003, amortization of deferred financing costs was approximately $175,000, $543,000 and $1.4 million, respectively.

During the year ended December 31, 2004, in individually negotiated transactions, the Company repurchased an aggregate of $131.5 million in principal amount of its outstanding 5 1/2% convertible subordinated notes for total cash payments of $133.9 million. The purchase prices ranged between $1,018.00 and $1,023.57 for each $1,000 in principal amount repurchased. Additionally, in February 2004, the Company commenced a tender offer to repurchase up to $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 of principal amount tendered. In March 2004, the Company amended the tender offer to increase the maximum price at which it was willing to repurchase the 5 1/2% convertible subordinated notes to $1,012.50 per $1,000 principal amount of the notes. Pursuant to the tender offer, in March 2004, the Company repurchased $37.9 million in aggregate principal amount of the 5 1/2% convertible subordinated notes for a total cash payment of $38.3 million. The purchase price was $1,012.50 for each $1,000 of principal amount tendered. For the year ended December 31, 2004, the Company charged the outstanding deferred financing costs relating to the repurchased notes and the premium paid of $2.5 million and $2.8 million, respectively, to loss on early extinguishment of debt. Additionally, the Company incurred $1.5 million of advisory services and offering expenses in connection with the tender offer and repurchases, which is included in loss on early extinguishment of debt.

In December 2003, the Company repurchased $74.0 million of the outstanding 5 1/2% convertible subordinated notes for cash. Additionally, the Company signed agreements to repurchase an additional $15.0 million of the 5 1/2% convertible subordinated notes as of December 31, 2003. These repurchase transactions were completed early in January 2004. As a result of the repurchase of such 5 1/2% convertible subordinated notes, the Company charged the remaining deferred financing costs for the repurchased $74.0 million in principal amount of 5 1/2% convertible subordinated notes, totaling $1.2 million for the year ended December 31, 2003, to loss on early extinguishment of debt. Additionally, the Company incurred $890,000 of advisory services in connection with the repurchases, which is included in loss from early extinguishment of debt.

1% Convertible Senior Notes

In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate net proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The notes may be converted at the option of the holder in the following circumstances:

•	during any calendar quarter commencing after March 31, 2004, if the closing sale price of the common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price in effect on such last trading day;

•	if the convertible notes are called for redemption;

•	if the Company makes specified distributions on its common stock or engages in specified transactions; and

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	during the five trading day period immediately following any ten-consecutive trading day period in which the trading price per $1,000 principal amount of the convertible notes for each day of such ten-day period is less than 95% of the product of the closing sale price per share of the Company’s common stock on that day multiplied by the number of shares of its common stock issuable upon conversion of $1,000 principal amount of the convertible notes.

In December 2005, the conversion terms for the holders to redeem the 1% convertible senior notes was met, however, no notes have been converted as of March 15, 2006. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $841,000, $839,000 and $37,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company records the amortization of deferred financing costs using the interest method as interest expense in the consolidated statement of operations.

13.	Restructurings and Lease Terminations:

As of December 31, 2005, the Company had $3.6 million of accrued restructuring liabilities. As part of the Speedera acquisition, the Company’s management committed to a plan to exit certain activities of Speedera. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a liability of $1.8 million related to a workforce reduction of approximately 30 employees from Speedera. This liability primarily consisted of employee severance and outplacement costs. The Company expects that this liability will be fully paid by June 2008. For the period from June 10, 2005, the date of acquisition, through December 31, 2005, $500,000 in payments were charged against the severance accrual.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the accrual and usage of the restructuring charges (in millions):

		Long-Lived
	Leases	Assets	Severance	Total

Ending balance, December 31, 2002	$37.5	$—	$0.1	$37.6
Total (benefit) charge	(8.6)	0.1	—	(8.5)
Cash payments	(23.7)	—	(0.1)	(23.8)
Non-cash items	—	(0.1)	—	(0.1)

Ending balance, December 31, 2003	5.2	—	—	5.2
Cash payments	(1.6)	—	—	(1.6)

Ending balance, December 31, 2004	3.6	—	—	3.6
Accrual recorded in purchase accounting	—	—	1.8	1.8
Cash payments	(1.3)	—	(0.5)	(1.8)

Ending balance, December 31, 2005	2.3	—	1.3	3.6
Current portion of accrued restructuring	1.4	—	0.4	1.8

Long-term portion of accrued restructuring	$0.9	$—	$0.9	$1.8

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

14.	Rights Plan and Series A Junior Participating Preferred Stock:

On September 10, 2002, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2005. In January 2004, the Board of Directors of the Company approved an amendment to the rights plan in which the purchase price of each right issued under the plan increased from $9.00 per share to $65.00 per share.

15.	Stockholders’ Equity:

Common Stock

Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2005, the Company had reserved approximately 22.5 million shares of common stock for issuance under its Employee Stock Purchase Plan and upon the exercise of options and deferred stock units under its other stock plans.

Equity Offering

In October 2005, the Company completed an equity offering of 12,000,000 shares of its common stock at a price of $16.855 per share for proceeds of $202.1 million, net of offering expenses.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Receivable for Stock

In 1999, in connection with the issuance of restricted common stock, the Company received full recourse notes from its former Chief Financial Officer and former Vice President of Business Development in the amounts of $2,620,000 and $624,000, respectively. On December 31, 2001, the notes issued by the former Chief Financial Officer and the former Vice President of Business Development were each amended and replaced with new full recourse notes in the amounts of $2,619,750 and $721,000, respectively. These new notes bore a rate of interest of 3.97% per annum.

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

16.	Stock Plans:

In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards are granted at the discretion of the Board of Directors or a committee thereof. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer the authority to grant equity incentives to employees of the Company below the level of Vice President, subject to certain specified limitations. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock and other types of equity awards. The total number of shares of common stock reserved for issuance under the 1998 Plan and the 2001 Plan is 48,255,600 and 5,000,000 shares, respectively. Equity incentives may not be issued to the Company’s directors or executive officers under the 2001 Plan.

Under the terms of the 1998 Plan, the exercise price of incentive stock options granted must not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan and the 2001 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting typically occurs over four years and is at the discretion of the Board of Directors. The term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the voting stock of the Company.

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

The Company has assumed certain stock option plans and the outstanding stock options of companies that it has acquired (“Assumed Plans”). Stock options under the Assumed Plans have been converted into the Company’s stock options and adjusted to reflect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Stock options under the Assumed Plans generally vest over four years and expire ten years from the date of grant. No additional stock options will be granted under the Assumed Plans.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock award activity under the 1998 Plan for the years ended December 31, 2003, 2004 and 2005 is presented below:

		Weighted Average
	Shares	Purchase Price

Restricted Stock Awards Under 1998 Plan
Outstanding at December 31, 2002	16,884,429	$0.36
Issued	4,231	0.00
Repurchased and retired	(88,160)	0.00

Outstanding at December 31, 2003	16,800,500	0.36
Repurchased and retired	(863)	0.00

Outstanding at December 31, 2004	16,799,637	0.36
Repurchased and retired	(250)	0.00

Outstanding at December 31, 2005	16,799,387	0.36

Vested restricted common stock at December 31, 2005	16,799,387	0.36

A summary of stock option award activity under the 1998 and 2001 Plans for the years ended December 31, 2003, 2004 and 2005 is presented below:

		Weighted Average
	Shares	Share Price

Stock Option Awards Under 1998 and 2001 Plans
Outstanding at December 31, 2002	15,676,000	$4.81
Granted	4,456,000	4.35
Exercised	(2,534,000)	2.32
Forfeited	(2,239,000)	7.61

Outstanding at December 31, 2003	15,359,000	4.68
Granted	3,009,000	14.51
Exercised	(3,012,000)	2.99
Forfeited	(1,230,000)	7.14

Outstanding at December 31, 2004	14,126,000	6.92
Granted and assumed in business combination	6,345,000	10.67
Exercised	(3,029,000)	3.28
Forfeited	(1,166,000)	12.23

Outstanding at December 31, 2005	16,276,000	8.65

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of deferred stock units activity under the 1998 Plan for the years ended December 31, 2003, 2004 and 2005 is presented below:

		Weighted Average
	Shares	Share Price

Deferred Stock Unit Awards Under 1998 Plan
Outstanding at December 31, 2002	—	$0.00
Granted	150,000	0.00

Outstanding at December 31, 2003	150,000	0.00
Granted	39,000	0.00

Outstanding at December 31, 2004	189,000	0.00
Granted	71,000	0.00
Exercised	(57,000)	0.00
Forfeited	(9,000)	0.00

Outstanding at December 31, 2005	194,000	0.00

Vested deferred stock units at December 31, 2005	64,000	0.00

As of December 31, 2003, options to purchase 5,716,000 shares of common stock were exercisable at a weighted average exercise price of $7.12 per share. As of December 31, 2004, options to purchase 6,817,000 shares of common stock were exercisable at a weighted average exercise price of $6.10 per share. As of December 31, 2004, 50,000 deferred stock units were exercisable. As of December 31, 2003, no deferred stock units were exercisable.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Range of	Options	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Outstanding	(in years)	Price	Options	Price

$ 0.01-0.96	2,092,000	6.4	$0.54	1,419,000	$0.59
1.00-1.49	1,174,000	6.6	1.24	1,050,000	1.24
1.54-2.27	1,221,000	5.5	1.85	1,159,000	1.84
2.50-3.33	329,000	5.2	2.87	308,000	2.85
3.71-4.73	1,175,000	6.6	4.22	1,091,000	4.21
4.92-5.12	2,120,000	7.1	4.98	1,210,000	5.02
5.44-6.35	156,000	6.6	5.66	107,000	5.69
8.55-12.81	1,134,000	8.5	11.69	190,000	9.75
12.85-14.37	2,458,000	7.7	13.92	497,000	13.15
14.46-15.24	3,839,000	8.7	14.62	602,000	15.19
15.45-21.56	446,000	8.4	18.79	94,000	18.73
31.69-39.44	76,000	4.7	34.67	76,000	34.67
61.94-85.00	51,000	4.2	77.81	51,000	77.81
93.94	2,000	4.5	93.94	2,000	93.94
197.50	2,000	2.7	197.50	2,000	197.50

	16,276,000	7.4	8.65	7,858,000	5.45

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In August 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (“1999 ESPP”). The Company reserved 3,100,000 shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1.5 million shares, provided that the aggregate number of shares issuable under the 1999 ESPP shall not exceed 20,000,000. In April 2005, the Company’s Board of Directors approved amendments to the 1999 ESPP as follows: the duration of the offering periods was changed from 24 months to six months; the number of times a participant could elect to change his or her percentage was changed from 4 times to two times; the definition of “compensation” was amended to clarify that it includes cash bonuses and other cash incentive programs; and a provision was added to clarify that upon termination of an offering period, each eligible participant will be automatically enrolled in the next offering period. These amendments became effective in June 2005. The 1999 ESPP allows participating employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. As of December 31, 2005, $627,000 had been withheld from employees for future purchases under the 1999 ESPP.

Equity-Related Compensation

For the years ended December 31, 2005, 2004 and 2003, the Company recorded equity-related compensation of $3.8 million, $1.3 million and $9.8 million, respectively. These amounts are included in the consolidated statements of operations as follows (in thousands):

	For the Year Ended
	December 31,
	2005	2004	2003

Cost of revenues	$—	$4	$358
Research and development	1,034	118	2,819
Sales and marketing	636	549	2,852
General and administrative	2,179	621	3,784

Total	$3,849	$1,292	$9,813

Equity-related compensation is comprised of the amortization of deferred compensation, equity award modifications, equity awards to non-employees and employees and the forgiveness of notes receivable issued in connection with the sale of restricted common stock (see Note 15).

(a)	Deferred Compensation:

Deferred compensation is recorded for the grant of stock awards or shares of restricted stock to employees or non-employees at exercise or sale prices deemed to be less than the fair market value of the Company’s common stock on the grant date. Deferred compensation is adjusted to reflect cancellations and forfeitures due to employee terminations. For the years ended December 31, 2005, 2004 and 2003, equity-related compensation includes $3.4 million, $1.1 million and $7.9 million, respectively, of deferred compensation amortization. Equity-related compensation for the years ended December 31, 2005, 2004 and 2003 was affected by the following:

Exchange Offer

In April 2001, the Company communicated to its employees an offer to exchange (the “Exchange Offer”) certain eligible employee stock options previously granted to them in return for restricted shares of Akamai common stock at an exchange ratio of two stock options for one share of restricted stock. In addition, certain stock options granted in February 2001 were eligible to be exchanged at a ratio of one stock option for two shares of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock. As a result of the Exchange Offer, stock options to purchase approximately 6.6 million shares of Akamai common stock were exchanged for approximately 3.4 million shares of restricted stock. The Company recorded $36.1 million as deferred compensation for the intrinsic value of the restricted stock issued to employees who accepted the Exchange Offer. The deferred compensation is being amortized over the vesting period of the restricted stock. In May 2004, these restricted shares became fully vested. For the years ended December 31, 2004 and 2003, $335,000 and $3.9 million, respectively, was amortized to equity-related compensation. As of December 31, 2004, 1.4 million shares had been forfeited and retired as a result of employee terminations, resulting in a reduction in deferred compensation of $14.4 million.

Restricted Stock and Stock Option Awards

In June 2005, the Company recorded deferred compensation of $9.3 million related to the intrinsic value allocated to the unvested options issued in connection with the Speedera acquisition that had yet to be earned as of the acquisition date. The Company amortized $2.5 million of these awards to equity-related compensation during the year ended December 31, 2005.

In November 2002, the Company issued 275,000 shares of restricted stock to officers in exchange for the cancellation of previously issued stock options. The Company recorded deferred compensation of $278,000 for the intrinsic value of the restricted stock, which will be amortized over the vesting period. As of December 31, 2004, these shares were fully vested. During the years ended December 31, 2004 and 2003, the Company amortized $64,000 and $136,000, respectively, to equity-related compensation for these awards. During the year ended December 31, 2004, as a result of the acceleration of vesting of shares of restricted stock upon termination of an employee, the Company recorded $52,000 relating to outstanding stock-based compensation as equity-related compensation expense.

In 2001, deferred compensation was increased by $15.1 million as a result of the issuance of 2.2 million shares of restricted common stock at a purchase price of $0.01 per share and the grant of options to purchase 53,000 shares of common stock at an exercise price of $1.17 per share. The deferred compensation will be amortized over the vesting periods of the equity awards. For the years ended December 31, 2005, 2004 and 2003, $89,000, $227,000 and $1.1 million, respectively, was amortized to equity-related compensation for these awards. As of December 31, 2005, approximately 855,000 shares had been repurchased and retired by the Company as a result of employee terminations, resulting in a reduction in deferred compensation of approximately $3,000 and $185,000 for the years ended December 31, 2005 and 2003, respectively. No shares were repurchased in 2004.

Deferred Stock Units

In May and July 2005, in lieu of cash and as part of the approved director compensation package, the Company granted an aggregate of 70,814 Deferred Stock Units (“DSUs”) to non-employee members of its Board of Directors and to the Company’s Executive Chairman. The DSUs vest 50% on May 24, 2006 with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter. During 2005, the Company recorded deferred compensation of $930,000 for the intrinsic value of these DSUs. The deferred compensation is being recognized as compensation expense over the expected two-year vesting period.

In June 2004, the Company granted an aggregate of 39,062 DSUs to non-employee members of its Board of Directors. The DSUs vest 50% on May 25, 2005 with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter. During 2004, the Company recorded deferred compensation of $601,000 for the intrinsic value of these DSUs. The deferred compensation is being recognized as compensation expense over the expected two-year vesting period.

In August 2003, the Company granted 30,000 deferred stock units (“DSUs”) under the Company’s 1998 Stock Incentive Plan, as amended, to each of the five non-employee members of its Board of Directors. These DSUs vest in three equal annual installments over the three-year period following the grant date. During 2003, the Company

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded deferred compensation of $615,000 for the intrinsic value of the DSUs. The deferred compensation is being recognized as compensation expense over the expected three-year vesting period.

Each of the DSUs granted represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year but not more than 10 years from the grant date. For the years ended December 31, 2005, 2004 and 2003, the Company amortized approximately $784,000, $360,000 and $70,000, respectively, to equity-related compensation for these awards.

(b)	Equity Award Modifications:

Equity-related compensation includes the intrinsic value of modified stock options or restricted stock awards that would have expired as unexercisable had the associated vesting of the awards not been accelerated upon the termination of the employee. For the years ended December 31, 2005, 2004 and 2003, equity-related compensation includes approximately $181,000, $52,000 and $107,000, respectively, for equity award modifications.

(c)	Equity Awards Issued to Non-Employees:

The Company has issued equity awards to advisors and other non-employees. The Company recognizes the fair value of these awards in equity-related compensation over the vesting period for the awards pursuant to the requirements of SFAS No. 123.

During 2005 and 2003, certain employees terminated their employment with Akamai but continued to provide services to the Company as consultants. Despite the employees’ change in status, outstanding equity awards held by such individuals will vest in accordance with the terms of their original agreements or amendments thereto. The Company began measuring and recognizing the fair value of the outstanding awards commencing upon the change in the individual’s employment status. During the years ended December 31, 2005, 2004 and 2003, the Company recorded $257,000, $92,000 and $503,000, respectively, of compensation expense related to equity awards held by these individuals. Additionally, during 2003, the Company recorded $244,000 of compensation expense for modified restricted stock awards that would have expired as unexercisable had the associated vesting of the awards not been accelerated upon the termination of the non-employee’s service contract.

Warrants

Prior to its initial public offering in October 1999, the Company issued warrants to investors in connection with borrowings. The Company also became obligated to honor warrants that had been issued by acquired businesses.

During 2004 and 2003, warrant holders acquired 6,858 and 506,736 shares, respectively, of common stock through warrant exercises. In lieu of the exercise price of these warrants, the holders surrendered to Akamai additional warrants to purchase 1,836 and 447,462 shares of common stock as consideration during 2004 and 2003, respectively. These transactions were in accordance with the terms of the original warrant agreements. The Company recorded the exercise price of these warrants to common stock and additional paid in capital at par value of $0.01 per share. As of December 31, 2005 and 2004, no warrants were outstanding.

17.	Employee Benefit Plan:

In January 1999, the Company established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. For 2005, the Company made matching contributions of 1/2 of the first 2% of employee contributions taken in 2005 and then matched 1/4 of the next 4% of employee contributions. The maximum amount of the Company match is $1,000 per employee per year. The Company’s contributions vest 25% per annum. The Company contributed approximately $467,000 of cash to the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

savings plan for the year ended December 31, 2005. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2004 and 2003.

18.	Income Taxes:

The components of income (loss) before (benefit) provision for income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003

Domestic	$64,216	$31,729	$(26,314)
Foreign	6,188	3,407	(2,338)

Income (loss) before (benefit) provision for income taxes	$70,404	$35,136	$(28,652)

The (benefit) provision for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2005	2004	2003

Current tax (benefit) expense
Federal	$—	$—	$351
State	132	1	(50)
Foreign	1,571	363	328
Deferred tax (benefit) expense
Federal	23,405	14,063	(5,612)
State	3,108	1,867	(870)
Foreign	9	791	(970)
Change in valuation allowance	(285,819)	(16,313)	7,452

	$(257,594)	$772	$629

The Company’s effective rate varies from the statutory rate as follows:

	For the Year Ended December 31,
	2005	2004	2003

United States Federal income tax rate	35.0	35.0	(34.0)
State taxes	4.7	4.7	1.0
Deferred compensation	1.2	21.6	11.6
Amortization and impairment of intangibles with no tax basis	—	—	0.1
United States Federal and State research and development credits	(0.7)	(4.0)	(4.7)
Unutilized capital loss	—	1.9	—
Change in estimated deferred tax rate	—	(8.1)	—
Foreign dividend	0.2	2.3	—
Net operating loss increase	(0.1)	(2.8)	—
Other	(0.5)	(2.0)	2.2
Change in the deferred tax valuation allowance	(403.3)	(46.4)	26.0

	(363.5)%	2.2%	2.2%

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset and the related valuation allowance are as follows (in thousands):

	December 31,
	2005	2004

Net operating loss and credit carryforwards	$286,320	$297,684
Depreciation and amortization	43,014	44,770
Compensation costs	1,921	1,069
Restructuring	14,772	15,837
Other	12,719	15,875

Deferred tax assets	358,746	375,235
Acquired intangible assets	(14,428)	(385)
Internal-use software	(5,431)	(8,801)
Other	—	(741)

Deferred tax liabilities	(19,859)	(9,927)

Valuation allowance	(6,861)	(366,434)

Net deferred tax asset and liabilities	$332,026	$(1,126)

As of June 30, 2005, the Company’s United States and foreign net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, pursuant to SFAS No. 109, “Accounting for Income Taxes,” the Company did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12-quarter period and an assessment of the Company’s expected future results of operations, during the third quarter of 2005, the Company determined that it is more likely than not that it would be able to realize a substantial portion of its United States and foreign NOL carryforward tax assets prior to their expiration and other deferred tax assets. As a result, during the third quarter of 2005, the Company released a total of $321.8 million of its United States and foreign deferred tax asset valuation allowance. Of the $321.8 million, $258.1 million of the valuation allowance release was recorded as a discrete benefit for income taxes on the Company’s consolidated statement of operations, $61.0 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in-capital on the consolidated balance sheet, and approximately $2.7 million of the valuation release was recorded as a reduction to acquired goodwill and intangible assets.

During the fourth quarter of 2005, the Company released an additional $27.7 million of valuation allowance. The remaining portion of the valuation allowance as of December 31, 2005 relates to certain state NOLs that the Company expects will expire without being utilized. As required under APB No. 28 “Interim Financial Reporting,” results from application of an annualized effective tax rate for each interim period during the year, including current year interim periods after a valuation allowance release occurred. The total valuation allowance release recorded as an income tax benefit in the Company’s consolidated statement of operations during the third and fourth quarters of 2005 was $285.8 million.

As of December 31, 2005, the Company had United States federal NOL carryforwards of approximately $723.8 million and state NOL carryforwards of approximately $368.9 million, which expire at various dates through 2024. The Company also had foreign NOL carryforwards of approximately $8.2 million as of December 31, 2005. The foreign NOL carryforwards have no expiration dates. As of December 31, 2004, the Company had United States federal NOL carryforwards of approximately $752.4 million and state NOL carryforwards of approximately $396.8 million, which expire at various dates through 2024. The Company also had foreign NOL carryforwards of approximately $11.2 million as of December 31, 2004. As of December 31, 2005 and 2004, the Company has United States federal and state research and development tax credit carryforwards of $11.0 million and

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13.8 million, respectively, which expire at various dates through 2025. As of December 31, 2005 the Company had foreign tax credit carryforwards of $2.2 million, which expire at various dates through 2015.

The Company plans to indefinitely reinvest undistributed foreign earnings. As of December 31, 2005, the Company had approximately $358,000 of undistributed foreign earnings.

19.	Transactions with Related Parties:

The Company did not have any related party transactions during the years ended December 31, 2005 and 2004. During the year ended December 31, 2003, the Company recognized $137,000 of revenue from Akamai Australia, a related party.

The Company formed Akamai Australia in August 2002 as a joint venture with ES Group Ventures Pty Ltd (“ES Ventures”). The Company owned 40% of Akamai Australia and accounted for its investment under the equity method. No losses of the joint venture were recognized because Akamai’s basis in its investment in Akamai Australia was zero. Upon inception of the joint venture, the Company entered into a five-year distribution agreement with Akamai Australia under which Akamai Australia was required to make quarterly payments to the Company in accordance with minimum resale commitments. In June 2003, Akamai and ES Ventures terminated the joint venture. In accordance with the termination agreement, Akamai removed its representatives from the joint venture’s board of directors and surrendered its 40% interest in the entity. ES Ventures agreed to wind down the affairs of the joint venture and was responsible for settling all of the joint venture’s obligations. The distribution agreement was terminated, and Akamai forgave all amounts due under the agreement. The Company purchased all customer contracts from the former joint venture for a fee of $472,000 and agreed to continue to service these customers under the terms of their existing contracts. The fee was recorded as an asset and was fully amortized against the revenues attributable to these customers during the year ended December 31, 2003.

20.	Segment Information:

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of December 31, 2005, Akamai operated in one business segment: providing global services for accelerating and improving the delivery of content and applications over the Internet.

The Company deploys its servers into networks worldwide. As of December 31, 2005, the Company had approximately $36.3 million and $8.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2004, the Company had approximately $22.4 million and $2.8 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a sales force located both domestically and abroad. For the years ended December 31, 2005 and 2004, approximately 21% and 19%, respectively, of revenues was derived from the Company’s operations outside the United States, of which 16% and 14% of overall revenues, respectively, relates to Europe. For the year ended December 31, 2003, approximately 16% of revenues was derived from the Company’s operations outside the United States, of which 13% of overall revenues relates to Europe. No single country accounted for 10% or more of revenues derived outside of the United States.

21.	Quarterly Financial Results (unaudited):

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2005 and 2004. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

In 2004, in accordance with EITF 04-8, the Company modified the presentation of its diluted earnings per share computation to include the dilutive effect of contingently convertible debt securities with a market trigger. All quarterly earnings per share amounts presented below reflect this modification.

The quarterly financial data for the third quarter of 2005 includes the discrete impact of the release of the Company’s United States and foreign deferred tax asset valuation allowance. Based upon the Company’s cumulative operating results and an assessment of its expected future results, the Company determined that is was more likely than not that its deferred tax assets will be realized (see Note 18). During the third and fourth quarters of 2005, the total valuation allowance release recorded as an income tax benefit in the statement of operations was $258.1 million and $27.7 million, respectively. Such benefits were partially offset by normal tax expense for the period.

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
	(In thousands, except per share data)

Revenues	$60,096	$64,649	$75,713	$82,657
Cost of revenues	$11,524	$12,752	$15,295	$16,084
Net income	$14,079	$15,900	$272,260	$25,759
Basic net income per share	$0.11	$0.12	$1.96	$0.17
Diluted net income per share	$0.10	$0.11	$1.71	$0.16
Basic weighted average common shares outstanding	127,051	130,204	139,204	148,293
Diluted weighted average common shares outstanding	147,282	149,986	160,362	170,305

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004
	(In thousands, except per share data)

Revenues	$48,367	$50,786	$53,286	$57,576
Cost of revenues	$12,146	$11,083	$11,748	$11,173
Net income	$2,921	$6,803	$11,249	$13,391
Basic net income per share	$0.02	$0.06	$0.09	$0.11
Diluted net income per share	$0.02	$0.05	$0.08	$0.10
Basic weighted average common shares outstanding	122,104	123,645	125,618	126,261
Diluted weighted average common shares outstanding	133,825	146,408	147,294	147,306

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information contemplated by Items 401, 405 and 406 of Regulation S-K will be contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein.

Our executive officers and directors and their positions as of March 1, 2006, are as follows:

Name	Position

Paul Sagan	President, Chief Executive Officer and Director
George H. Conrades	Executive Chairman of the Board of Directors
F. Thomson Leighton	Chief Scientist and Director
Robert Cobuzzi	Chief Financial Officer
Melanie Haratunian	Vice President and General Counsel
Robert W. Hughes	Executive Vice President, Global Sales, Services and Marketing
Chris Schoettle	Executive Vice President, Technology, Networks and Support
J. Donald Sherman.	Senior Vice President and CFO-Elect
Cathy Welsh	Chief Human Resources Officer
Martin M. Coyne II	Director
C. Kim Goodwin	Director
Ronald L. Graham	Director
William A. Halter.	Director
Peter J. Kight	Director
Frederic V. Salerno	Director
Naomi O. Seligman.	Director

Our directors are elected to serve in classes as follows:

Class I — term expires at our 2006 annual meeting of stockholders:

George H. Conrades
Martin M. Coyne II
C. Kim Goodwin

Class II — term expires at our 2007 annual meeting of stockholders:

Ronald L. Graham
F. Thomson Leighton
Paul Sagan
Naomi O. Seligman

Class III — term expires at our 2008 annual meeting of stockholders:

William A. Halter
Frederic V. Salerno
Peter J. Kight

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions. The text of our amended code of ethics is available on our website at www.akamai.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2005. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the sections captioned “Executive Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Comparative Stock Performance.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the sections captioned “Voting Securities and Votes Required” and “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” And “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are included in this annual report on Form 10-K.

1.	Financial Statements (see Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2.	The schedule listed below and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this annual report on Form 10-K:

Page

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

3.	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(b) The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2006	AKAMAI TECHNOLOGIES, INC.

By:	/s/ Robert Cobuzzi
Robert Cobuzzi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Sagan Paul Sagan	President and Chief Executive Officer and Director (Principal executive officer)	March 16, 2006

/s/ Robert Cobuzzi Robert Cobuzzi	Chief Financial Officer (Principal financial and accounting officer)	March 16, 2006

/s/ George Conrades George Conrades	Director	March 16, 2006

/s/ Martin M. Coyne II Martin M. Coyne II	Director	March 16, 2006

/s/ C. Kim Goodwin C. Kim Goodwin	Director	March 16, 2006

/s/ Ronald L. Graham Ronald L. Graham	Director	March 16, 2006

/s/ William A. Halter William A. Halter	Director	March 16, 2006

/s/ Peter Kight Peter Kight	Director	March 16, 2006

/s/ F. Thomson Leighton F. Thomson Leighton	Director	March 16, 2006

/s/ Frederic V. Salerno Frederic V. Salerno	Director	March 16, 2006

/s/ Naomi O. Seligman Naomi O. Seligman	Director	March 16, 2006

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance at
	beginning of	Charged to				end of
Description	period	operations	Other		Deductions	period

Year ended December 31, 2003:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$5,793	5,501	—		(6,820)	$4,474
Deferred tax asset valuation allowance	$337,377	7,452	9,471	[1]	—	$354,300
Year ended December 31, 2004:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,474	5,044	—		(4,096)	$5,422
Deferred tax asset valuation allowance	$354,300	(16,313)	28,447	[1]	—	$366,434
Year ended December 31, 2005:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$5,422	9,456	1,040	[2]	(7,924)	$7,994
Deferred tax asset valuation allowance	$366,434	(285,819)	(73,754)[1]		—	$6,861

[1]	Amounts related to items with no income statement effect such as the impact of stock options and acquired intangible assets.

[2]	Amount represents receivable allowances with no income statement effect recognized in connection with a business combination.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

1.1(W)	Underwriting Agreement dated October 31, 2005 between the Registrant and Deutsche Bank Securities Inc.

2.1(T)	Agreement and Plan of Merger dated March 16, 2005 by and among the Registrant, Aquarius Acquisition Corp., Speedera Networks, Inc. and the representative of the equity holders of Speedera Networks, Inc. named therein.

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant

3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

4.1(B)	Specimen common stock certificate

4.2(M)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

4.3(G)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

4.4(N)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent

10.1(O)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.2(B)@	Form of Restricted Stock Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.3(B)@	Form of Incentive Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.4(B)@	Form of Nonstatutory Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.5@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.6(H)	2001 Stock Incentive Plan of the Registrant

10.7(D)	Lease Termination Agreement, dated as of March 18, 2002, by and between the Registrant and Massachusetts Institute of Technology

10.8(D)	Sublease Agreement, dated as of May 3, 2002, by and between the Registrant and Novell, Inc., as amended by a First Amendment dated as of June 6, 2002

10.9(E)@	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and George Conrades

10.10(E)@	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and Paul Sagan

10.11(F)	Office Lease, dated June 30, 2000, between the Registrant and San Tomas Properties, LLC

10.12(F)	Agreement, dated November 6, 2002, between the Registrant and San Tomas Properties, LLC

10.13(I)@	Incentive Stock Option Agreement, dated as of November 18, 2002, between the Registrant and Robert Cobuzzi

10.14(B)†	Patent and Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.15(J)	Amendment to Real Estate Lease, dated May 5, 2003, between the Registrant and San Tomas Properties, LLC

10.16(K)@	Incentive Stock Option Agreement, dated May 15, 2003, between the Registrant and Chris Schoettle

10.17(L)@	Form of Deferred Stock Unit Agreement for Directors of the Registrant

10.18(H)@	Employment Offer Letter, dated as of February 15, 2001, between the Registrant and Chris Schoettle

10.19(P)@	Employment Offer Letter, dated as of August 21, 2003, between the Registrant and Melanie Haratunian

10.20(M)	Registration Rights Agreement, dated as of December 12, 2003, by and between the Registrant and Credit Suisse First Boston LLC

10.21(R)@	Akamai Technologies, Inc. Executive Severance Pay Plan

Exhibit
Number	Description

10.22(S)@	Employment offer letter agreement dated January 4, 2005 by and between the Registrant and Paul Sagan

10.23(S)@	Incentive Stock Option Agreement dated February 14, 2005 between the Registrant and Paul Sagan

10.24(U)@	Form of Incentive Stock Option Agreement with Financial Performance-Related Vesting Provisions

10.25(V)@	Employment offer letter agreement dated October 14, 2005 between the Registrant and J. Donald Sherman

10.26(X)	Speedera Networks, Inc. 1999 Stock Incentive Plan

10.27@†	Form of 2006 Executive Bonus Plan

10.28(Y)@	Form of Restricted Stock Unit Agreement

10.29(Y)@	Form of Restricted Stock Unit Agreement with Performance-Based Vesting

10.30@	Employment offer letter agreement dated April 12, 2005 between the Registrant and Cathy Welsh

10.31(Z)@	Robert W. Hughes 2005 Cash Incentive Plan

10.32	Summary of the Registrant’s Compensatory Arrangements with Non-Employee Directors

10.33	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.34(Q)@	Form of J. Donald Sherman Restricted Stock Unit Agreement

10.35@	Letter agreement dated November 22, 2005 between the Registrant and Robert Cobuzzi

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 20, 1999.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2002.

(E)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(G)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

(H)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.

(J)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003.

(K)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.

(L)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2003.

(M)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.

(N)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.

(O)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.

(P)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004.

(Q)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2006.

(R)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2005.

(S)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2005.

(T)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2005.

(U)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005.

(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2005.

(W)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on November 2, 2005.

(X)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.

(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2006.

(Z)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 25, 2005.

@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.

†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.