Form 10-Q
period 2006-03-31
AKAMAI TECHNOLOGIES INC
filed 2006-05-10
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated Filer ☐                    Non-accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares outstanding of the registrant’s common stock as of May 5, 2006: 154,512,987 shares.

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended March 31, 2006

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$65,022	$91,792
Marketable securities (including restricted securities of $330 at March 31, 2006 and $730 at December 31, 2005)	219,923	200,616
Accounts receivable, net of reserves of $9,881 at March 31, 2006 and $7,994 at December 31, 2005, respectively	55,798	52,162
Prepaid expenses and other current assets	13,450	10,428

Total current assets	354,193	354,998
Property and equipment, net	54,939	44,885
Marketable securities (including restricted securities of $3,825 at March 31, 2006 and December 31, 2005, respectively)	56,478	21,721
Goodwill	98,347	98,519
Other intangible assets, net	35,971	38,267
Deferred tax assets, net	326,609	328,308
Other assets	4,729	4,801

Total assets	$931,266	$891,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,411	$16,022
Accrued expenses	42,891	38,449
Deferred revenue	8,820	5,656
Current portion of accrued restructuring	1,533	1,749

Total current liabilities	71,655	61,876
Accrued restructuring, net of current portion	1,505	1,844
Other liabilities	3,100	3,565
1% convertible senior notes	200,000	200,000

Total liabilities	276,260	267,285

Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 154,245,298 shares issued and outstanding at March 31, 2006; 152,922,092 shares issued and outstanding at December 31, 2005	1,542	1,529
Additional paid-in capital	3,892,680	3,880,985
Deferred stock compensation	—	(7,537)
Accumulated other comprehensive income, net	524	471
Accumulated deficit	(3,239,740)	(3,251,234)

Total stockholders’ equity	655,006	624,214

Total liabilities and stockholders’ equity	$931,266	$891,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands, except per
	share data)
Revenues:
Services	$90,799	$59,579
Software and software-related	26	517

Total revenues	90,825	60,096

Costs and operating expenses:
Cost of revenues	19,316	11,524
Research and development	6,726	3,629
Sales and marketing	26,295	16,745
General and administrative	18,543	11,839
Amortization of other intangible assets	2,296	12

Total costs and operating expenses	73,176	43,749

Income from operations	17,649	16,347
Interest income	3,430	598
Interest expense	(772)	(1,611)
Other income (expense), net	186	(726)
Gain on investments, net	257	—

Income before provision for income taxes	20,750	14,608
Provision for income taxes	9,255	529

Net income	$11,495	$14,079

Net income per weighted average share:
Basic	$0.07	$0.11
Diluted	$0.07	$0.10
Shares used in per weighted average share calculations:
Basic	153,819	127,051
Diluted	173,811	147,282
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Cash flows from operating activities:
Net income	$11,495	$14,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,693	3,866
Amortization of deferred financing costs	210	274
Stock-based compensation	7,087	227
Utilization of tax NOL carryforward	8,764	—
Deferred taxes	—	158
Provision for doubtful accounts	318	413
Excess tax benefits from stock-based compensation	(5,399)	—
(Gain)loss on investments, property and equipment and foreign currency, net	(327)	227
Changes in operating assets and liabilities:
Accounts receivable	(3,403)	(4,761)
Prepaid expenses and other current assets	(3,113)	777
Accounts payable, accrued expenses and other current liabilities	6,840	4,878
Deferred revenue	2,641	281
Accrued restructuring	(554)	(352)
Other non-current assets and liabilities	(91)	(1,365)

Net cash provided by operating activities	33,161	18,702

Cash flows from investing activities:
Purchases of property and equipment	(13,556)	(7,598)
Capitalization of internal-use software costs	(2,618)	(2,121)
Purchases of available for sale securities	(105,005)	(10,544)
Proceeds from sales and maturities of available for sale securities	50,766	5,203
Decrease in restricted investments held for security deposits	400	—

Net cash used in investing activities	(70,013)	(15,060)

Cash flows from financing activities:
Payments on capital leases	—	(134)
Excess tax benefits from stock-based compensation	5,399	—
Proceeds from the issuance of common stock under stock option plans	4,643	1,643

Net cash provided by financing activities	10,042	1,509

Effects of exchange rate changes on cash and cash equivalents	40	(588)

Net (decrease) increase in cash and cash equivalents	(26,770)	4,563
Cash and cash equivalents at beginning of period	91,792	35,318

Cash and cash equivalents at end of period	$65,022	$39,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1,570
Cash paid for income taxes	264	229
Non-cash investing activities:
Capitalization of stock-based compensation	$492	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation
      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises more than 19,000 servers in more than 950 networks in 71 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing services for accelerating and improving delivery of content and applications over the Internet.
      The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with the Accounting Principles Generally Accepted in the United States of America for interim financial information. The accompanying condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.
      The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for future periods. In the opinion of management, these unaudited statements include all adjustments and accruals, consisting only of normal recurring adjustments, that are necessary for a fair statement of the results of all interim periods reported herein. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Akamai’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Restricted Marketable Securities
      As of March 31, 2006, $4.2 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.8 million are classified as long-term marketable securities and $330,000 are classified as short-term marketable securities on the unaudited condensed consolidated balance sheet as of March 31, 2006. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2011.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	Accounts Receivable
      Net accounts receivable consists of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2006	2005

Trade accounts receivable	$56,939	$51,019
Unbilled accounts	8,740	9,137

Total gross accounts receivable	65,679	60,156
Allowance for doubtful accounts	(2,436)	(2,277)
Reserve for cash basis customers	(2,538)	(2,539)
Reserve for service credits	(4,907)	(3,178)

Total accounts receivable reserves	(9,881)	(7,994)

Total accounts receivable, net	$55,798	$52,162

4.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2006	2005

Payroll and other related benefits	$16,061	$14,374
Property, use and other taxes	13,886	13,314
Bandwidth and co-location	10,103	7,781
Legal professional fees	453	679
Interest	583	83
Other	1,805	2,218

Total	$42,891	$38,449

5.	Stock-Based Compensation
      Effective January 1, 2006, the Company adopted on a modified prospective basis the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, deferred stock units and employee stock purchases related to Akamai’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). Accordingly, stock-based compensation costs are measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Additionally, the Company applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 on share-based payment to its adoption of SFAS No. 123(R).

Equity Plans
      In 1998, the Company’s Board of Directors (the “Board of Directors”) adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
and other types of equity awards. Options to purchase common stock and other equity awards are granted at the discretion of the Board of Directors or a committee thereof. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer the authority to grant equity incentive awards to employees of the Company below the level of Vice President subject to certain specified limitations. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock and other types of equity awards. The total number of shares of common stock reserved for issuance under the 1998 Plan and the 2001 Plan is 48,255,600 and 5,000,000 shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan.
      Under the terms of the 1998 Plan, the exercise price of incentive stock options may not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan and the 2001 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting is typically four years, and options are granted at the discretion of the Board of Directors. The term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock.
      The Company has assumed certain stock option plans and the outstanding stock options of companies that it has acquired (“Assumed Plans”). Stock options under the Assumed Plans have been exchanged for the Company’s stock options and adjusted to reflect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Stock options under the Assumed Plans generally vest over four years and expire ten years from the date of grant. No additional stock options have been or will be granted under the Assumed Plans.
      In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3,100,000 shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1,500,000 shares, provided that the aggregate number of shares issuable under the 1999 ESPP shall not exceed 20,000,000. In April 2005, the Company’s Board of Directors approved amendments to the 1999 ESPP as follows: the duration of the offering periods was decreased from 24 months to six months; the number of times a participant may elect to change his or her percentage was changed from four times to two times; the definition of “compensation” was amended to clarify that it includes cash bonuses and other cash incentive programs; and a provision was added to clarify that upon termination of an offering period, each eligible participant will be automatically enrolled in the next offering period. These amendments became effective in June 2005. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the three-month periods ended March 31, 2006 and 2005, the Company issued no shares under the 1999 ESPP. As of March 31, 2006, $2.2 million had been withheld from employees for future purchases under the 1999 ESPP.

Impact of the adoption of SFAS No. 123(R)
      The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of Akamai’s fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes: ESPP awards with the offering period commencing on December 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; stock options

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
and deferred stock units granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and stock options and restricted stock units granted, subsequent to December 31, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated, and accordingly, the results of operations for the three months ended March 31, 2006 and future periods will not be comparable to the Company’s historical results.
      Akamai has selected the Black-Scholes option pricing model to determine the estimated fair value of stock option awards. The estimated fair value of Akamai’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Deferred compensation related to awards granted prior to January 1, 2006 has been included in additional paid-in capital. SFAS No. 123(R) also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation will be reported as cash flows from financing activities.
      The effect of recording stock-based compensation in accordance with SFAS No. 123(R) for the three month period ended March 31, 2006 was as follows (in thousands, except per share data):

For the
Three Months Ended
March 31, 2006

Stock-based compensation expense by type of award:
Stock options	$5,083
Deferred stock units	242
Restricted stock units	1,758
1999 ESPP	496
Amounts capitalized as internal-use software	(492)

Total stock-based compensation before income taxes	7,087
Less: Income tax benefit	(1,801)

Total stock-based compensation, net of tax	$5,286

Effect of stock-based compensation on income by line item:
Cost of revenues	$273
Research and development expense	1,657
Sales and marketing expense	2,589
General and administrative expense	2,568
Provision for income taxes	(1,801)

Total cost related to stock-based compensation	$5,286

      The fair value of Akamai’s stock-option awards granted during the three months ended March 31, 2006 was estimated using the following weighted-average assumptions:

Options

Expected life (years)	3.7
Risk-free interest rate(%)	4.6
Expected Volatility(%)	66.4
Dividend yield(%)	—
Weighted average fair value at grant date	$13.25

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Expected volatilities are based on the Company’s historical volatility and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected term of options granted within the valuation model. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield rate in effect at the time of grant.
      As of March 31, 2006, total unrecognized compensation costs for stock options, restricted stock units, deferred stock units and the 1999 ESPP was $87.3 million. This non-cash expense will be recognized through 2009 with a weighted average period of 1.7 years.
      As a result of adopting SFAS No. 123(R), the Company’s income before taxes and net income for the three months ended March 31, 2006 is $3.7 million and $2.1 million lower, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Bulletin No. 25, “Account for Stock Issued to Employees” (“APB No. 25”). Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.09 and $0.08, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.07 and $0.07 each.
      Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from exercises of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits to be classified as financing cash flows, rather than as operating cash flows. The $5.4 million in excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow, if the Company had not adopted SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R)
      Prior to January 1, 2006, the Company accounted for stock-based awards under the provisions of APB No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
      The following is a reconciliation of pro forma net income per weighted average share calculated as if the Company had adopted the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005 and the Company’s reported net income per weighted average share (in thousands, except per share data):

For the
Three Months Ended
March 31, 2005

Net income, as reported	$14,079
Add: stock-based employee compensation included in reported net income	221
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(7,527)

Incremental stock option expense per SFAS No. 123	(7,306)

Pro forma net income	$6,773

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

For the
Three Months Ended
March 31, 2005

Net income per weighted average share, basic:
As reported	$0.11
Pro forma	$0.05
Net income per weighted average share, diluted:
As reported	$0.10
Pro forma	$0.05
Effect of employee stock-based compensation on income by line item:
Cost of revenues	$—
Research and development expense	—
Sales and marketing expense	47
General and administrative expense	174

Total cost related to stock-based compensation	$221

      The stock-based compensation expense of $221,000 above excludes $6,000 of compensation expense related to equity awards held by non-employees that was recorded during the three months ended March 31, 2005.
      The fair value of Akamai’s stock options issued prior to the adoption of SFAS No. 123(R) was estimated using a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including expected stock price volatility and estimated life of each award. The fair values of these options was estimated assuming no expected dividends and the estimated life of each award, volatility and risk-free interest rate at the time of grant.
      The fair value of Akamai’s stock-option awards granted during the three months ended March 31, 2005 was estimated using the following weighted-average assumptions:

Options

Expected life (years)	5.0
Risk-free interest rate(%)	3.8
Volatility(%)	81.9
Dividend yield(%)	—
Weighted average fair value at grant date	$8.12

Stock Options
      Options to purchase common stock are granted at the discretion of the Board of Directors or a committee thereof. Options granted generally have a contractual life of ten years and typically vest 25% one year from date of grant, and the remaining 75% vest in twelve equal quarterly installments so that all options are vested at the end of four years.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following tables summarize the stock option activity for the three months ended March 31, 2006 and 2005:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2006	16,275,852	$8.65
Granted	773,650	25.36
Exercised	(1,322,667)	3.53
Forfeited	(318,530)	10.15

Outstanding at March 31, 2006	15,408,305	9.93

Exercisable at March 31, 2006	7,218,359	5.88

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2005	14,126,204	$6.92
Granted	827,500	12.06
Exercised	(628,255)	2.62
Forfeited	(366,166)	15.34

Outstanding at March 31, 2005	13,959,283	7.20

Exercisable at March 31, 2005	7,011,903	5.93
      The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $28.8 million and $5.9 million, respectively. The total fair value of options vested for the three months ended March 31, 2006 and 2005 was $4.3 million and $6.6 million, respectively. The fair value of vested stock options for the three months ended March 31, 2006 was calculated net of capitalized equity-related compensation of $492,000. Cash proceeds from the exercise of stock options were $4.6 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively. Income tax benefits realized from the exercise of stock options during the three months ended March 31, 2006 and 2005 were $7.0 million and $1.8 million, respectively.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding and Expected to Vest				Options Exercisable

		Weighted
		Average	Weighted			Weighted
		Remaining	Average			Average
	Number of	Contractual	Exercise	Aggregate	Number of	Exercise	Aggregate
Range of Exercise Price ($)	Options	Life	Price	Intrinsic Value	Options	Price	Intrinsic Value

		(in years)		(in thousands)			(in thousands)
0.01-0.90	1,587,013	6.3	$0.55	$51,325	1,217,749	$0.61	$39,306
0.96-1.65	1,627,583	6.4	1.42	51,216	1,559,574	1.43	49,066
2.27-4.08	951,440	5.6	3.13	28,319	939,777	3.12	27,977
4.10-5.13	2,223,434	6.6	4.87	62,308	1,786,728	4.84	50,119
5.44-12.90	1,201,737	8.1	11.19	26,075	474,145	9.93	10,886
13.03-14.06	723,055	5.9	13.33	14,145	484,932	13.16	9,566
14.37	1,053,686	8.0	14.37	19,514	—	—	—
14.46-14.86	2,501,629	9.3	14.48	46,062	53,322	14.84	962
15.22-19.21	840,228	6.1	15.92	14,257	535,025	15.28	9,423
19.80-35.05	793,647	9.3	24.98	6,292	71,082	25.78	518
36.06-39.44	41,400	4.4	36.64	—	41,400	36.64	—
61.94-93.94	52,875	4.0	78.34	—	52,875	78.34	—
197.50	1,750	2.5	197.50	—	1,750	197.50	—

	13,599,477	7.3	9.61	$319,513	7,218,359	5.88	$197,823

Expected forfeitures	1,808,828

Total options outstanding	15,408,305

      The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Akamai’s closing stock price of $32.89 as of March 31, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares related to in-the-money options exercisable as of March 31, 2006 was 7.1 million.

Deferred Stock Units
      During 2003, 2004 and 2005, the Company granted an aggregate of 259,876 deferred stock units (“DSUs”) to non-employee members of its Board of Directors and to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the DSU activity for the three months ended March 31, 2006:

		Weighted Average
		Grant Date Fair
	Shares	Value

Outstanding at January 1, 2006	194,284	$9.34
Vested and distributed	(932)	15.38

Outstanding at March 31, 2006	193,352	9.31

      The grant date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of January 1, 2005 and March 31, 2005, the Company had 189,062 outstanding DSUs. As of March 31, 2006, 125,700 shares of DSUs were unvested, with a weighted average intrinsic value of $9.63 and a weighted average remaining contractual life of approximately 8.4 years. These units are expected to vest through May 2007. All DSUs vest upon fulfilling service conditions.

Restricted Stock Units
      During the three months ended March 31, 2006, the Company granted an aggregate of 797,281 restricted stock units (“RSUs”) to its employees. These RSUs vest in three equal annual installments over the three-year period following the grant date. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on date of grant, and the equity-related compensation expense is being recognized over the vesting period of three years.
      Additionally, in connection with the original grant of RSUs noted above, the Company also granted performance-based RSUs to its employees. These performance-based RSUs will only vest to the extent that the Company exceeds specified cumulative revenue and earnings per share targets for fiscal years 2006, 2007 and 2008. The maximum number of performance-based RSUs that may vest is equal to 300% of the number of non-performance-based RSUs granted on the same date; such maximum vesting would only occur if the Company meets or exceeds 110% of both its cumulative revenue and earnings per share targets for fiscal years 2006, 2007 and 2008. No performance-based RSUs will vest if the Company fails to exceed the applicable targets. If the Company’s cumulative revenue and/or earnings per share results for the applicable years is between 100% and 110% of the targets, the holder would receive between zero performance-based RSUs and the maximum deliverable amount set forth above. For the three months ended March 31, 2006, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative performance. Such compensation cost is being recognized over three years. Management will continue to review the Company’s expected performance and adjust the compensation cost, if needed, at such time.
      On March 3, 2006, the Company granted 25,000 RSUs to its Chief Financial Officer. This award vests 34% upon the first anniversary of grant date with the remaining 66% vesting in equal installments of 8.25% each quarter thereafter for the next two years.
      The following table summarizes the RSU activity for the three months ended March 31, 2006:

		Weighted Average
		Grant Date Fair
	Shares	Value

Granted	822,281	$25.43
Forfeited	(2,275)	25.54

Outstanding at March 31, 2006	820,006	25.43

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The grant date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of January 1, 2005 and March 31, 2005, no RSUs were outstanding. As of March 31, 2006, 820,006 shares of RSUs were outstanding and unvested, with an aggregate intrinsic value of $25.43 and a weighted average remaining contractual life of approximately 9.87 years. These units are expected to vest through March 2009. These RSUs vest upon fulfilling performance and service conditions as described above.

6.	Net Income per Share
      Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable quarter. Diluted net income per share is computed using the weighted average number of common shares outstanding during the quarter, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, DSUs, unvested restricted common stock and convertible notes.
      The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the
	Three Months Ended
	March 31,

	2006	2005

Numerator:
Net income	$11,495	$14,079
Add back of interest expense on 1% convertible senior notes	710	710

Numerator for diluted net income	$12,205	$14,789

Denominator:
Denominator for basic net income per common share	153,819	127,051
Effect of dilutive securities:
Stock options	6,876	7,154
Restricted common stock, restricted stock units and deferred stock units	171	132
Assumed conversion of 1% convertible senior notes	12,945	12,945

Denominator for diluted net income per common share	173,811	147,282

Basic net income per common share	$0.07	$0.11
Diluted net income per common share	$0.07	$0.10
      The following potential common shares have been excluded from the computation of diluted net income per share for the periods presented because their effect would have been antidilutive (in thousands):

	For the
	Three Months Ended
	March 31,

	2006	2005

Stock options	1,350	4,527
Restricted stock units	2,385	—
5 1/2 % convertible subordinated notes	—	490

Total	3,735	5,017

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7.	Comprehensive Income
      The following table presents the calculation of comprehensive income and its components (in thousands):

	For the
	Three Months Ended
	March 31,

	2006	2005

Net income	$11,495	$14,079
Other comprehensive income, net of tax:
Foreign currency translation adjustment	84	(223)
Unrealized (loss) gain on investments	(31)	(300)

Other comprehensive income (loss)	53	(523)
Income tax expense related to items of other comprehensive income	(24)	—

Comprehensive income	$11,524	$13,556

      For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2006	2005

Foreign currency translation adjustment	$1,021	$937
Net unrealized loss on investments	(497)	(466)

Total accumulated other comprehensive income	$524	$471

8.	Business Acquisition
      In June 2005, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera Networks, Inc. (“Speedera”) in exchange for 10.6 million shares of Akamai common stock and options to purchase 1.7 million shares of Akamai common stock. Speedera provided distributed content delivery services. The purchase of Speedera is intended to enable Akamai to better compete against larger managed services vendors and other content delivery providers by expanding its customer base and providing customers with a broader suite of services.
      The aggregate purchase price, net of cash received, was $142.2 million, which consisted of $121.5 million in shares of common stock, $18.2 million in fair value of the Company’s stock options and transaction costs of $2.5 million, which primarily consisted of fees for financial advisory and legal services. The acquisition was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Speedera customers; trained technical workforce in place in the United States and India; existing sales pipeline and trained sales force; and cost synergies to be realized. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (See Note 9).

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangible Assets
      The Company recorded goodwill and acquired other intangible assets as a result of business acquisitions during 2000 and 2005. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. In 2005, the Company recorded goodwill of $96.3 million and acquired intangible assets of $43.2 million as a result of the acquisition of Speedera. The change in the carrying amount of goodwill recorded as a result of the Speedera acquisition during the three months ended March 31, 2006 was as follows:

(In thousands)

Ending balance, December 31, 2005	$98,519
Finalization of purchase price allocations	(172)

Ending balance, March 31, 2006	$98,347

      The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2006 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2006. The fair value on January 1, 2006 exceeded the net assets of the reporting unit, including goodwill. The carrying value of goodwill, including goodwill recorded as a result of the Speedera acquisition, will next be tested for impairment at January 1, 2007, unless events or changes in circumstances suggest a significant reduction in value prior thereto.
      Other intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2006

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(624)	$376
Customer relationships	40,900	(6,386)	34,514
Non-compete agreements	1,300	(349)	951
Acquired license rights	490	(360)	130

Total	$43,690	$(7,719)	$35,971

	December 31, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(431)	$569
Customer relationships	40,900	(4,404)	36,496
Non-compete agreements	1,300	(241)	1,059
Acquired license rights	490	(347)	143

Total	$43,690	$(5,423)	$38,267

      Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2006 and 2005 was $2.3 million and $12,000, respectively. Aggregate expense related to amortization of other intangible assets is expected to be $6.1 million for the remainder of 2006 and $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2007, 2008, 2009 and 2010, respectively.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	Concentration of Credit Risk
      Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of March 31, 2006. As of December 31, 2005, one customer had an accounts receivable balance of 13% of total accounts receivable. The Company believes that concentration of credit risk related to accounts receivable is not significant.

11.	Restructurings and Lease Terminations
      As of March 31, 2006, the Company had approximately $3.0 million of accrued restructuring liabilities. As part of the Speedera acquisition in June 2005, the Company’s management committed to a plan to exit certain activities of the Company. In accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a liability of $1.8 million related to a workforce reduction of approximately 30 employees from Speedera. This liability primarily consisted of employee severance and outplacement costs. The Company expects that this liability will be fully paid by June 2008. For the period from June 10, 2005, the date of acquisition, through March 31, 2006, $700,000 in payments were charged against the severance accrual.
      The following table summarizes the restructuring activity for the three months ended March 31, 2006 (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2005	$2.3	$1.3	$3.6
Cash payments during the three months ended March 31, 2006	(0.4)	(0.2)	(0.6)

Ending balance, March 31, 2006	$1.9	$1.1	$3.0
Current portion of accrued restructuring liabilities	$1.3	$0.2	$1.5

Long-term portion of accrued restructuring liabilities	$0.6	$0.9	$1.5

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

12.	Convertible Notes

5 1/2% Convertible Subordinated Notes
      For the three months ended March 31, 2005, amortization of deferred financing costs of the Company’s 5 1/2% convertible subordinated notes was approximately $60,000. As of December 31, 2005, these 5 1/2 % convertible subordinated notes were no longer outstanding.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

1% Convertible Senior Notes
      In December 2003 and January 2004, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 (the “1% convertible senior notes”) for aggregate proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes), subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $210,000 for each of the three-month periods ended March 31, 2006 and 2005. Using the interest method, the Company records the amortization of deferred financing costs as interest expense in the condensed consolidated statement of operations.

13.	Segment and Enterprise-Wide Disclosure
      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of March 31, 2006, Akamai operated in one business segment: providing services for accelerating and improving the delivery of content and applications over the Internet.
      The Company deploys its servers into networks worldwide. As of March 31, 2006, the Company had $44.5 million and $10.4 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2005, the Company had $36.3 million and $8.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses certain software through a direct sales force located both in the United States and abroad. For the three months ended March 31, 2006, 23% of revenues was derived from the Company’s operations outside the United States, including 18% from Europe. For the three months ended March 31, 2005, 20% of revenues was derived from the Company’s operations outside the United States, including 16% from Europe. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For each of the three-month periods ended March 31, 2006 and 2005, no customer accounted for more than 10% of total revenues.

14.	Taxes
      At September 30, 2005, the Company released a significant portion of its U.S. and foreign deferred tax asset valuation allowance. At March 31, 2006, a valuation allowance of $6.9 million remains, which relates to certain state net operating losses (“NOLs”) that the Company expects will expire without being utilized.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The Company’s effective tax rate, including discrete items, was 44.7% and 3.62% for the three months ended March 31, 2006 and 2005, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits. The discrete items include the tax effect of disqualifying disposition of incentive stock options as required by SFAS No. 123(R). For the three months ended March 31, 2006, the effective tax rate varied from the statutory tax rate mainly due to the effects of SFAS No. 123(R). For the three months ended March 31, 2005, the effective tax rate varied from the statutory tax rate mainly due to the benefit related to the valuation allowance that existed at that time.
      The Company has recorded certain non-income tax reserves as of March 31, 2006, to address potential exposures related to its sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that the Company estimated.
      On November 10, 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). Under the modified prospective method, no adjustment is made to the deferred tax balances associated with share-based payments that continue to be classified as equity awards. Additionally, the Company elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123(R) to determine the pool of windfall tax benefits. The long-form method requires the Company to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for NOL carrryforwards.

15.	Commitments, Contingencies and Guarantees

Operating Leases Commitments
      The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through June 2013 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The minimum aggregate future obligations under non-cancelable leases as of March 31, 2006 are as follows (in thousands):

Operating
Leases

Remaining 2006	$5,361
2007	6,292
2008	5,002
2009	3,064
2010	1,342
Thereafter	198

Total	$21,259

      The Company has entered into a sublease agreement with a tenant of its Cambridge, Massachusetts property. The contracted amounts payable to the Company by this sublease tenant are $122,000, $208,000, $208,000 and $87,000 for the remainder of 2006 and for the years ended December 31, 2007, 2008 and 2009, respectively.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Purchase Commitments
      The Company has long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2006 and for the years ended December 31, 2007, 2008 and 2009, the minimum commitments are approximately $6.6 million, $1.3 million, $150,000 and $38,000, respectively. The Company had an equipment purchase commitment of approximately $500,000 as of March 31, 2006. This purchase commitment expires in August 2006. Additionally, as of March 31, 2006, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $7.5 million, which are expected to be paid during the remainder of 2006.

Litigation
      Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. The Company believes that it has meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, it intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.
      The Company is party to various litigation matters which management considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees
      The Company has identified guarantees in accordance with FASB Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under SFAS No. 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability of

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnification obligations in its financial statements. The fair value of the Company’s guarantees issued or modified during the three months ended March 31, 2006 was determined to be immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise.
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
      The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the
	Three Months Ended
	March 31,

	2006	2005

Revenues	100.0%	100.0%
Cost of revenues	21.3	19.2
Research and development expense	7.4	6.0
Sales and marketing expense	29.0	27.9
General and administrative expense	20.4	19.7
Amortization of other intangible assets	2.6	—

Total cost and operating expenses	80.7	72.8
Income from operations	19.3	27.2
Interest income	3.8	1.0
Interest expense	(0.8)	(2.7)
Other income (expense), net	0.2	(1.2)
Gain on investments, net	0.3	—

Income before provision for income taxes	22.8	24.3
Provision for income taxes	10.1	0.9

Net income	12.7%	23.4%

      We were profitable for the fiscal year 2005 and for the three months ended March 31, 2006; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•	During each quarter of 2005 and for the first quarter of 2006, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•	During the first quarter of 2006, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. However, due to increased traffic delivered over our network, our total bandwidth costs have increased during the first quarter of 2006. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations for the remainder of 2006.

•	During the first quarter of 2006, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to those in prior years if our customer base continues to grow.

•	During the quarter ended March 31, 2006, revenues derived from customers outside the United States accounted for 23% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 20% and 25% for the remainder of 2006.

•	As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” or SFAS No. 123(R), which requires us to record compensation expense for employee stock awards at fair value at the time of grant. As a result, our equity-based compensation expense increased, causing our net income to decrease significantly. For the first quarter of 2006, our equity-compensation expense was $7.1 million as compared to $1.6 million in the fourth quarter of 2005 and $227,000 in the first quarter of 2005. We expect that equity-based compensation expense will continue to increase in the future as we have a significant number of unvested employee options outstanding and plan to continue to grant equity-based compensation in the future. As of March 31, 2006, our total unrecognized compensation costs for equity-based awards was $87.3 million, which we expect to recognize as expense over a weighted average period of 1.7 years.

•	Depreciation expense related to our network equipment increased during the first quarter of 2006 as compared to the fourth quarter of 2005. Due to additional purchases in the first quarter of 2006, as well as expected future purchases of network equipment during the remainder of this year, we believe that depreciation expense related to our network will continue to increase, on a quarterly basis, during the remainder of 2006. We expect to continue to enhance and add functionality to our service offerings and capitalize equity-related compensation expense attributable to employees working on such projects as a result of our adoption of SFAS No. 123(R), which will increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase during the remainder of 2006.

•	During the first quarter of 2006, our effective tax rate, including discrete items, was 44.7%. While we expect our annual effective tax rate to remain relatively constant for the remainder of 2006, we do not expect to make significant cash tax payments due to the utilization of our deferred tax asset.
      Based on our analysis of, among other things, the aforementioned trends and events, we expect to continue to generate net income on a quarterly basis during the remainder of 2006 and in 2007; however, our future results will be affected by many factors identified in the section captioned “Risk Factors” in this quarterly report on Form 10-Q, including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	maintain the prices we charge for our services;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues.
As a result, there is no assurance that we will achieve our expected financial objectives, including a positive net income in 2006 or 2007.
Critical Accounting Policies and Estimates

Overview
      Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, accounts receivable reserves, investments, intangible assets, capitalized internal-use software costs, income and other taxes, depreciable lives of property and equipment, stock-based compensation costs, restructuring accruals and contingent obligations. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2005 for further discussion of these critical accounting policies and estimates.

Accounting for Stock-Based Compensation
      We account for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our quarterly assumptions may differ from those used in prior periods because we have made refinements to the calculation of such assumptions based upon the guidance of SFAS No. 123(R) and Staff Accounting Bulletin No. 107, “Share-Based Payments.” Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.
Results of Operations
      Revenues. Total revenues increased 51%, or $30.7 million, to $90.8 million for the three months ended March 31, 2006 as compared to $60.1 million for the three months ended March 31, 2005. The increase in total revenues for the three months ended March 31, 2006 as compared to the same period in the prior year was primarily attributable to an increase in service revenue of $31.2 million. Service revenue, which consists of revenue from our content and application delivery services, increased 52% for the three months ended March 31, 2006 as compared to the same period in the prior year. The increase in service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers and increases in the average revenue per customer. Our delivery of streaming services for a number of high-profile media events in the first quarter contributed to higher service revenue. Also contributing to the increase in service revenue for the three months ended March 31, 2006 were revenues generated through the acquisition of Speedera. As of March 31, 2006, we had 1,981 customers under recurring revenue contracts as compared to 1,360 as of March 31, 2005.
      For the three months ended March 31, 2006, software and software-related revenues decreased 95% as compared to the same period in the prior year. Software and software-related revenues includes sales of customized software projects and technology licensing. The decrease in software and software-related revenues over the period presented reflects a reduction in the number of customized software projects that we undertook for customers and a decrease in the number of software licenses executed with customers. We do not expect software and software-related revenue to increase as a percentage of revenues for the remainder of 2006.
      For the three months ended March 31, 2006 and 2005, 23% and 20%, respectively, of our total revenues were derived from our operations located outside of the United States, including 18% and 16%, respectively, derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods. Resellers accounted for 23% of total revenues for the three months ended March 31, 2006, as compared to 25% of revenues for the three months ended March 31, 2005. For the three month periods ended March 31, 2006 and March 31, 2005, no customer accounted for 10% or more of total revenues.
      Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and equity-related compensation for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services, amortization of internal-use software and amortization of capitalized equity-related compensation.
      Cost of revenues increased 67%, or $7.8 million, to $19.3 million for the three months ended March 31, 2006 as compared to $11.5 million for the three months ended March 31, 2005. These increases were primarily due to an increase in amounts paid to network suppliers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment as we continue to invest in our infrastructure. These increases were offset by a reduction in cost of software licenses as a result of a decrease in the number of software licenses executed during the three months ended March 31, 2006. Additionally, during the three months ended March 31, 2006, cost of revenues includes equity-related compensation expense of $273,000 resulting from our adoption of SFAS No. 123(R).
      Cost of revenues during the three months ended March 31, 2006 also included credits received of approximately $488,000, as a result of settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. During the three months ended March 31, 2005, cost of revenues included credits of $456,000. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, will vary.
      Cost of revenues is comprised of the following (in thousands):

	For the
	Three Months Ended
	March 31,

	2006	2005

Bandwidth, co-location and storage fees	$12,160	$7,412
Payroll and related costs of network operations personnel	1,518	881
Stock-based compensation	273	—
Cost of software licenses	3	316
Depreciation and impairment of network equipment and amortization of internal-use software and equity-related compensation	5,362	2,915

Total cost of revenues	$19,316	$11,524

      We have long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2006 and for the years ending December 31, 2007, 2008 and 2009, the minimum commitments related to bandwidth usage and co-location services are approximately $6.6 million, $1.3 million, $150,000 and $38,000, respectively.
      We expect that cost of revenues will increase during the remainder of 2006. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, we expect increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with payroll and related costs, as we continue to make investments in our network to service our expanding customer base. Expenses are also expected to increase as a result of expensing employee stock awards at fair value in accordance with SFAS No. 123(R). Our adoption of SFAS No. 123(R) will also result in additional expense associated with the amortization of stock-based compensation.
      Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three months ended March 31, 2006 and 2005, we capitalized software development costs of $2.3 million and $2.1 million, respectively, net of impairments. These development costs consisted of external consulting and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three months ended March 31, 2006, we capitalized $492,000 of stock-based compensation in connection with our adoption of SFAS No. 123(R). These capitalized internal-use software costs are amortized to costs of revenues over their estimated useful lives of two years.
      Research and development expenses increased 85%, or $3.1 million, to $6.7 million for the three months ended March 31, 2006, as compared to $3.6 million for the three months ended March 31, 2005. The increase in research and development expenses was due to an increase in payroll and related costs due to an increase in headcount, as well as additional stock-based compensation expense. The following table quantifies the increase in the various components of our research and development expenses for the periods presented (in millions):

For the
Three Months Ended
March 31, 2006
as Compared to 2005

Payroll and related costs	$1.5
Stock-based compensation	1.6

Total net increase	$3.1

      We believe that research and development expenses will continue to increase for the remainder of 2006, as we continue to increase hiring of development personnel and make investments in our core technology and refinements to our other service offerings. Additionally, expenses are expected to increase as a result of expensing employee stock awards at fair value in accordance with our adoption of SFAS No. 123(R).
      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.
      Sales and marketing expenses increased 57%, or $9.6 million, to $26.3 million for the three months ended March 31, 2006, as compared to $16.7 million for the three months ended March 31, 2005. The increase in sales and marketing expenses was primarily due to higher payroll and related costs, particularly commissions, for sales and marketing personnel due to revenue growth. Additionally, during the three months ended March 31, 2006, marketing and related costs increased due stock-based compensation expense, offset by a slight reduction in advertising and promotional costs. The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

For the
Three Months Ended
March 31, 2006
as Compared to 2005

Payroll and related costs	$6.8
Stock-based compensation	2.5
Marketing and related costs	(0.2)
Other expenses	0.5

Total net increase	$9.6

      We believe that sales and marketing expenses will continue to increase during the remainder of 2006 due to an expected increase in commissions on higher forecasted sales, the expected increase in hiring of sales and marketing personnel, and expected increases in other marketing costs such as advertising. Additionally, expenses are expected to increase as a result of expensing employee stock awards at fair value in accordance with our adoption of SFAS No. 123(R).
      General and Administrative. General and administrative expenses consist primarily of the following components:

•	depreciation of property and equipment we use internally;

•	payroll and related costs, including related expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	stock-based compensation;

•	fees for professional services;

•	non-income related taxes;

•	the provision for doubtful accounts; and

•	rent and other facility-related expenditures for leased properties.
      General and administrative expenses increased 57%, or $6.7 million, to $18.5 million for the three months ended March 31, 2006 as compared to $11.8 million for the three months ended March 31, 2005. The increase in general and administrative expenses was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as stock-based compensation expense. This increase was offset by a reduction in expense related to legal and consulting costs, which is included in consulting and advisory services, associated with the dismissal of the lawsuits between Akamai and Speedera as a result of our acquisition of Speedera in June 2005. The following table quantifies the net increase in general and administrative expenses for the periods presented (in millions):

For the
Three Months Ended
March 31, 2006
as Compared to 2005

Payroll and related costs	$2.3
Stock-based compensation	2.4
Non-income taxes	1.2
Depreciation and amortization	0.1
Facilities and related costs	0.2
Consulting and advisory services	(0.9)
Provision for doubtful accounts	(0.1)
Other expenses	1.5

Total net increase	$6.7

      During the three months ended March 31, 2006 and 2005, we capitalized software development costs of approximately $342,000 and $50,000, respectively, consisting of external consulting costs and payroll and payroll-related costs for personnel involved in the development of internally-used software applications. Once the projects are completed, such costs will be amortized and included in general and administrative expenses.
      During the remainder of 2006, we expect general and administrative expenses to increase due to increased payroll and related costs attributable to increased hiring, an increase in non-income tax expense and an increase in rent and facility costs associated with the expansion of our office space in 2005. Additionally, expenses are expected to increase as a result of expensing employee stock awards at fair value in accordance with our adoption of SFAS No. 123(R).
      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased to $2.3 million for the three months ended March 31, 2006 as compared to $12,000 for the three months ended March 31, 2005. The increase in amortization of other intangible assets was due to the amortization of intangible assets from the acquisition of Speedera in June 2005. We expect to amortize approximately $6.1 million for the remainder of 2006, and $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2007, 2008, 2009 and 2010, respectively.
      Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income increased 474%, or $2.8 million, to $3.4 million for the three months ended March 31, 2006 as compared to $598,000 for the three months ended March 31, 2005. The increase was due to an increase in our invested marketable securities period over period, due to investment of the $202.1 million in proceeds received from our public equity offering of 12.0 million shares of our common stock in November 2005, as well as generating more cash from operations. We also experienced an increase in interest rates earned on our investments.
      Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 52%, or $839,000, to $772,000 for the three months ended March 31, 2006 as compared to $1.6 million for the three months ended March 31, 2005. The decrease was a result of our redemption of our 5 1/2 % convertible subordinated notes, offset by interest payable on our 1% convertible senior notes. We believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $3.1 million in the aggregate for fiscal year 2006.
      Other Income (Expense), net. Other income, net represents net foreign exchange gains and losses incurred. Other income, net for the three months ended March 31, 2006 was $186,000 as compared to other expense, net of $726,000 for the three months ended March 31, 2005. This change was due to exchange rate fluctuations. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates.
      Gain on Investments, net. During the three months ended March 31, 2006, we recorded a net gain on investments of $257,000 on the sale of marketable securities. During the three months ended March 31, 2005, we did not record any gains or losses from the sales of marketable securities. We do not expect significant gains or losses on investments for the remainder of 2006.
      Provision for Income Taxes. During the three months ended March 31, 2006 and 2005, our effective tax rate including discrete items was 44.7% and 3.62%, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits. At September 30, 2005, we released a significant portion of our U.S. and foreign deferred tax asset valuation allowance, which was the primary factor in the increase in our effective tax rate between the first quarter of 2005 and 2006. At March 31, 2006, we had a $6.8 million valuation allowance, which relates to certain state net operating losses, or NOLs, that we expect will expire without being utilized.
      While we expect our annual effective tax rate for the remaining quarters of 2006 to remain relatively consistent with the first quarter’s rate, this expectation does not take into consideration the effect of discrete items recorded as a result of the adoption of SFAS No. 123(R). The effective tax rate including the discrete items could be volatile depending of the nature and timing of the dispositions of incentive stock options and the exercise of nonqualified stock options.
      Because of the availability of the NOLs referred to above, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid in respect of income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOL are utilized. In determining our net deferred tax assets and valuation allowances, and projections of our future provision for income taxes, annualized effective tax rates, and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.
Liquidity and Capital Resources
      To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock and subordinated notes in 1998 and 1999, which notes were repaid in 1999;

•	an initial public offering of our common stock in October 1999, generating net proceeds of $217.6 million after underwriters’ discounts and commissions;

•	the sale in June 2000 of an aggregate of $300 million in principal amount of our 5 1/2 % convertible subordinated notes, which generated net proceeds of $290.2 million and were retired in full between December 2003 and September 2005;

•	the sale in December 2003 and January 2004 of an aggregate of $200 million in principal amount of our 1% convertible senior notes, which generated net proceeds of $194.1 million;

•	the public offering of 12.0 million of our common stock in November 2005, which generated net proceeds of $202.1 million; and

•	cash generated by operations.
      As of March 31, 2006, cash, cash equivalents and marketable securities totaled $341.4 million, of which $4.2 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.
      Net cash provided by operating activities was $33.2 million for the three months ended March 31, 2006 compared to $18.7 million for the three months ended March 31, 2005. The increase in cash provided by operating activities was primarily due to an increase in service revenue during the three months ended March 31, 2006, as well as increases in accrued expenses and deferred revenue, offset by a reduction related to excess tax benefits from the exercise of stock options We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries in connection with expected increases in headcount. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
      Cash used in investing activities was $70.0 million for the three months ended March 31, 2006 compared to $15.1 million for the three months ended March 31, 2005. Cash used in investing activities for the three months ended March 31, 2006 reflects net purchases of investments of $54.2 million and capital expenditures of $16.2 million, consisting of the capitalization of internal-use software development costs related to our current and future service offerings and purchase of network infrastructure equipment. These investments were offset by a decrease in restricted investments held for security deposits of $400,000. Cash used in investing activities for the three months ended March 31, 2005 reflects net purchases of investments of

$5.3 million and capital expenditures of $9.7 million. For fiscal year 2006, we expect capital expenditures, a component of cash used in investing activities, to be approximately the same percentage of revenues as 2005.
      Cash provided by financing activities was $10.0 million for the three months ended March 31, 2006, as compared to $1.5 million for the three months ended March 31, 2005. Cash provided by financing activities during the three months ended March 31, 2006 includes $5.4 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $4.6 million from the issuance of common stock upon exercises of stock options. Cash provided by financing activities for the three months ended March 31, 2005 reflects $1.6 million in proceeds received from the issuance of common stock upon exercises of stock options under our equity compensation plans, offset by payments on capital lease obligations of $134,000.
      Changes in cash, cash equivalents and marketable securities are dependent upon changes in working capital items such as deferred revenues, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
      The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Cash, cash equivalents and marketable securities balance as of December 31, 2005 and 2004, respectively	$314.1	$108.4

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	93.2	56.5
Payments to vendors	(44.5)	(26.7)
Payments for employee payroll	(31.4)	(20.0)
Debt interest and premium payments	—	(1.6)
Stock option exercises	4.6	1.6
Interest Income	3.4	—
Other	2.0	(0.2)

Net increase	27.3	9.6

Cash, cash equivalents and marketable securities balance as of March 31, 2006 and 2005, respectively	$341.4	$118.0

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities of $341.4 million and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of additional factors that could affect our liquidity.

Contractual Obligations and Commercial Commitments
      The following table presents our contractual obligations and commercial commitments, as of March 31, 2006 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual Obligations		Less than	12-36	36-60	More than
as of March 31, 2006	Total	12 Months	Months	Months	60 Months

1% convertible senior notes	$200.0	$—	$—	$—	$200.0
Interest on convertible notes outstanding	56.0	2.0	4.0	4.0	46.0
Bandwidth and co-location agreements	8.1	7.1	0.8	0.2	—
Real estate operating leases	21.3	7.1	10.8	3.3	0.1
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	7.5	7.5	—	—	—

Total	$293.4	$24.2	$15.6	$7.5	$246.1

Letters of Credit
      As of March 31, 2006, we had outstanding $4.2 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.8 million are classified as long-term marketable securities and $330,000 are classified as short-term marketable securities on the condensed consolidated balance sheet dated as of March 31, 2006. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2011.
Off-Balance Sheet Arrangements
      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See “Guarantees” in the footnotes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2006 was determined to be immaterial. As of March 31, 2006, we do not have any additional off-balance sheet arrangements, except for operating leases, and have not entered into transactions with special purpose entities.
      The conversion features of our 1% convertible senior notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholder’s equity. Therefore these instruments meet the scope exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and are accordingly not accounted for as derivatives for purposes of SFAS No. 133.
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
      Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of March 31, 2006, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $431.5 million, respectively.
      We have operations in Europe, Asia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign hedge contracts.

Item 4.	Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings
      See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2005 for a discussion of legal proceedings. There were no material developments in such legal proceedings during the quarter ended March 31, 2006.

Item 1A.	Risk Factors
      The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

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
      In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. As a result, our competitors include hardware manufacturers, software companies and other entities that offer Internet-related solutions that are not service-based. It is an important component of our growth strategy to educate enterprises and government agencies about our services and convince them to entrust their content and applications to an external service provider, and Akamai in particular. If we are unsuccessful in such efforts, our business, financial condition and results of operations could suffer.

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
      A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results. For example, beginning in 2006, under SFAS No. 123(R), we are required to account for our stock-based awards as a compensation expense. As a result, our net income and net income per share were significantly lower in the period covered by this report than they otherwise would have been. Previously, we recorded stock-based compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculated compensation expense and disclosed their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123(R) now requires us to expense stock-based awards, including shares issued under our employee stock purchase plan, stock options, restricted stock and stock appreciation rights, as compensation cost.

If we are unable to develop new services and enhancements to existing services, or if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.
      The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do and, consequently, causing us to lose market share, revenues and earnings.

Any unplanned interruption in the functioning of our network or services could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.
      Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, power losses and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. Although we have taken steps to prevent such disruptions, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our enhanced security measures will be effective or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
      In June 2005, we completed our acquisition of Speedera. We may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operation. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, with future acquisitions, we could use substantial portions of our available cash or, as in the Speedera acquisition, make dilutive issuances of securities. Future acquisitions or attempted acquisitions could have an adverse effect on our ability to remain profitable.

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
      Other companies or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to increase revenues and improve or maintain profitability. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and require us to do one or more of the following:

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
      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have previously brought lawsuits against entities that we believe are infringing on our intellectual property rights. These legal protections afford only limited protection. Monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

We face risks associated with international operations that could harm our business.
      We have operations in several foreign countries and may continue to expand our sales and support organizations internationally. Such expansion could require us to make significant expenditures. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	increased expenses associated with marketing services in foreign countries;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•	interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

Any failure to meet our debt obligations would damage our business.
      We have long-term debt. As of March 31, 2006, our total long-term debt was $200.0 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our notes, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

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
      Provisions of our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, our Board of Directors has adopted a stockholder rights plan the provisions of which could make it more difficult for a potential acquirer of Akamai to consummate an acquisition transaction without the approval of our Board of Directors.

A class action lawsuit has been filed against us and an adverse resolution of such action could have a material adverse effect on our financial condition and results of operation in the period in which the lawsuit is resolved.
      We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Exchange Act. See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2005 for more information. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

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

Akamai Technologies, Inc.

By:	/s/ J. Donald Sherman

J. Donald Sherman,
Chief Financial Officer
May 10, 2006

EXHIBIT INDEX

Exhibit 3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

Exhibit 3.2(B)	Amended and Restated By-Laws of the Registrant

Exhibit 3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

Exhibit 4.1(B)	Specimen common stock certificate

Exhibit 4.2(D)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

Exhibit 4.4(D)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

Exhibit 4.5(E)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.