Form 10-Q
period 2006-06-30
AKAMAI TECHNOLOGIES INC
filed 2006-08-09
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares outstanding of the registrant’s common stock as of August 4, 2006: 155,638,489 shares.

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended June 30, 2006

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$73,502	$91,792
Marketable securities (including restricted securities of $330 at June 30, 2006 and $730 at December 31, 2005)	185,759	200,616
Accounts receivable, net of reserves of $9,193 at June 30, 2006 and $7,994 at December 31, 2005	63,963	52,162
Prepaid expenses and other current assets	13,865	10,428

Total current assets	337,089	354,998
Property and equipment, net	63,243	44,885
Marketable securities (including restricted securities of $3,825 at June 30, 2006 and December 31, 2005)	108,221	21,721
Goodwill	98,304	98,519
Other intangible assets, net	33,770	38,267
Deferred tax assets, net	324,064	328,308
Other assets	4,786	4,801

Total assets	$969,477	$891,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,081	$16,022
Accrued expenses	44,179	38,449
Deferred revenue	8,079	5,656
Current portion of accrued restructuring	1,418	1,749

Total current liabilities	70,757	61,876
Accrued restructuring, net of current portion	1,150	1,844
Other liabilities	3,464	3,565
1% convertible senior notes	200,000	200,000

Total liabilities	275,371	267,285

Commitments, contingencies and guarantees (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 155,295,649 shares issued and outstanding at June 30, 2006; 152,922,092 shares issued and outstanding at December 31, 2005	1,553	1,529
Additional paid-in capital	3,920,408	3,880,985
Deferred stock compensation	—	(7,537)
Accumulated other comprehensive income, net	620	471
Accumulated deficit	(3,228,475)	(3,251,234)

Total stockholders’ equity	694,106	624,214

Total liabilities and stockholders’ equity	$969,477	$891,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands, except per share data)
Revenues:
Services	$100,279	$63,676	$191,078	$123,256
Software and software-related	370	973	396	1,489

Total revenues	100,649	64,649	191,474	124,745

Costs and operating expenses:
Cost of revenues	21,195	12,752	40,511	24,276
Research and development	8,373	4,507	15,099	8,136
Sales and marketing	29,720	18,363	56,015	35,108
General and administrative	21,870	11,341	40,413	23,180
Amortization of other intangible assets	2,198	520	4,494	532

Total costs and operating expenses	83,356	47,483	156,532	91,232

Income from operations	17,293	17,166	34,942	33,513
Interest income	4,109	804	7,539	1,402
Interest expense	(773)	(1,574)	(1,545)	(3,185)
Other income (expense), net	475	77	661	(649)
Gain on investments, net	2	—	259	—

Income before provision for income taxes	21,106	16,473	41,856	31,081
Provision for income taxes	9,842	573	19,097	1,102

Net income	$11,264	$15,900	$22,759	$29,979

Net income per weighted average share:
Basic	$0.07	$0.12	$0.15	$0.23
Diluted	$0.07	$0.11	$0.14	$0.21
Shares used in per weighted average share calculations:
Basic	154,702	130,119	154,260	128,585
Diluted	175,612	149,986	175,001	148,607
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Six Months Ended
	June 30,

	2006	2005

	(In thousands)
Cash flows from operating activities:
Net income	$22,759	$29,979
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	18,260	8,662
Amortization of deferred financing costs	421	552
Stock-based compensation	20,250	884
Utilization of tax net operating loss carryforward	17,942	—
Deferred taxes	—	158
Provision for doubtful accounts	597	454
Excess tax benefits from stock-based compensation	(10,866)	—
(Gain) loss on investments, property and equipment and foreign currency, net	(609)	546
Changes in operating assets and liabilities:
Accounts receivable	(10,741)	(6,598)
Prepaid expenses and other current assets	(4,319)	(1,149)
Accounts payable, accrued expenses and other current liabilities	6,421	3,032
Deferred revenue	2,039	326
Accrued restructuring	(1,048)	(691)
Other non-current assets and liabilities	(199)	(529)

Net cash provided by operating activities	60,907	35,626

Cash flows from investing activities:
Purchases of property and equipment	(24,289)	(15,182)
Capitalization of internal-use software costs	(6,112)	(4,342)
Purchases of short and long-term available for sale securities	(191,928)	(26,085)
Proceeds from sales and maturities of short and long-term available for sale securities	119,731	19,434
Cash acquired in business acquisition, net	—	1,717
Decrease in restricted investments held for security deposits	400	—

Net cash used in investing activities	(102,198)	(24,458)

Cash flows from financing activities:
Payments on capital leases	—	(227)
Excess tax benefits from stock-based compensation	10,866	—
Proceeds from the issuance of common stock under stock options and employee stock purchase plans	11,465	5,788

Net cash provided by financing activities	22,331	5,561

Effects of exchange rate changes on cash and cash equivalents	670	(1,019)

Net (decrease) increase in cash and cash equivalents	(18,290)	15,710
Cash and cash equivalents at beginning of period	91,792	35,318

Cash and cash equivalents at end of period	$73,502	$51,028

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,003	$2,573
Cash paid for income taxes	540	243
Non-cash financing and investing activities:
Capitalization of stock-based compensation	$1,734	$—
Acquisition of equipment through capital leases	—	441
Common stock and vested stock options issued and accrued transaction costs for acquisition of a business	—	131,250
Value of deferred compensation recorded for issuance of deferred stock units	—	750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation
      Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises more than 20,000 servers in more than 930 networks in 71 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing services for accelerating and improving delivery of content and applications over the Internet.
      The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information. The accompanying condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s Annual Report on Form 10-K for the year ended December 31, 2005.
      The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for future periods. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals, consisting only of normal recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

2.	New Accounting Pronouncements
      In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 will be effective for the Company beginning in 2007. Management is currently evaluating the potential impact of FIN No. 48 on the Company’s financial position and results of operations.

3.	Restricted Marketable Securities
      As of June 30, 2006, $4.2 million of the Company’s marketable securities were classified as restricted. These securities primarily represent collateral for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases; $3.8 million of these securities are classified as long-term and $330,000 are classified as short-term on the unaudited condensed consolidated balance sheet as of June 30, 2006. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2011.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable
      Net accounts receivable consists of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2006	2005

Trade accounts receivable	$61,044	$51,019
Unbilled accounts	12,112	9,137

Total gross accounts receivable	73,156	60,156
Allowance for doubtful accounts	(2,777)	(2,277)
Reserve for cash basis customers	(2,625)	(2,539)
Reserve for service credits	(3,791)	(3,178)

Total accounts receivable reserves	(9,193)	(7,994)

Total accounts receivable, net	$63,963	$52,162

5.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2006	2005

Payroll and other related benefits	$18,389	$14,374
Property, use and other taxes	15,037	13,314
Bandwidth and co-location	8,781	7,781
Legal professional fees	392	679
Interest	83	83
Other	1,497	2,218

Total	$44,179	$38,449

6.	Stock-Based Compensation
      Effective January 1, 2006, the Company adopted, on a modified prospective basis, the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, restricted stock awards, deferred stock units and employee stock purchases related to Akamai’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). Accordingly, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period. Additionally, in applying SFAS No. 123(R), the Company applies the provisions of Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 107 (“SAB 107”) on share-based payments.

Equity Plans
      In 1998, the Company’s Board of Directors (the “Board of Directors”) adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
and other types of equity awards. Options to purchase common stock and other equity awards are granted at the discretion of the Board of Directors or a committee thereof. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer the authority to grant equity incentive awards to employees of the Company below the level of Vice President, subject to certain specified limitations. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock and other types of equity awards. In March 2006, the Board of Directors adopted the Akamai Technologies, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. The stockholders of the Company approved the adoption of the 2006 Plan in May 2006. The total number of shares of common stock reserved for issuance under the 1998 Plan, the 2001 Plan and the 2006 Plan is 48,255,600, 5,000,000 and 7,500,000 shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan.
      Under the terms of the 1998 Plan and the 2006 Plan, the exercise price of incentive stock options may not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan, the 2001 Plan and the 2006 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting is typically four years, and options are granted at the discretion of the Board of Directors. Under the 1998 Plan and 2001 Plan the term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock. Under the 2006 Plan, the term of options granted may not exceed seven years.
      The Company has assumed certain stock option plans and the outstanding stock options of companies that it has acquired (“Assumed Plans”). Stock options outstanding as of the date of acquisition under the Assumed Plans have been exchanged for the Company’s stock options and adjusted to reflect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Stock options under the Assumed Plans generally vest over four years and expire ten years from the date of grant. No additional stock options have been or will be granted under the Assumed Plans.
      In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3,100,000 shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1,500,000 shares, provided that the aggregate number of shares issuable under the 1999 ESPP shall not exceed 20,000,000. In April 2005, the Company’s Board of Directors approved amendments to the 1999 ESPP as follows: the duration of the offering periods was decreased from 24 months to six months; the number of times a participant may elect to change his or her percentage was changed from four times to two times; the definition of “compensation” was amended to clarify that it includes cash bonuses and other cash incentive programs; and a provision was added to clarify that upon termination of an offering period, each eligible participant will be automatically enrolled in the next offering period. These amendments became effective in June 2005. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the six-month periods ended June 30, 2006 and 2005, the Company issued 165,934 and 279,926 shares under the 1999 ESPP, respectively. As of June 30, 2006, $816,000 had been withheld from employees for future purchases under the 1999 ESPP.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)
      The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of Akamai’s fiscal year 2006. Under the modified prospective transition method, stock-based compensation expense recognized during the three and six months ended June 30, 2006 includes: shares issued under the 1999 ESPP during the offering period commencing on December 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; shares issued under the 1999 ESPP during the offering period commencing on June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); stock options and deferred stock units granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and stock options, deferred stock units, restricted stock and restricted stock units granted after December 31, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated; accordingly, the results of operations for the three and six months ended June 30, 2006 and future periods will not be comparable to the Company’s historical results.
      For stock options, Akamai has selected the Black-Scholes option pricing model to determine the fair value of the Company’s stock option awards. The estimated fair value of Akamai’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Deferred compensation related to awards granted prior to January 1, 2006 has been included in additional paid-in capital; as of and prior to December 31, 2005, it was carried as a separate line in stockholder’s equity. SFAS No. 123(R) also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation will be reported as financing inflows.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The effect of recording stock-based compensation in accordance with SFAS No. 123(R) for the three and six month periods ended June 30, 2006 was as follows (in thousands):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006

Stock-based compensation expense by type of award:
Stock options	$5,718	$10,801
Deferred stock units	277	519
Restricted stock units	8,090	9,848
Shares issued under the 1999 ESPP	332	828
Amounts capitalized as internal-use software	(1,242)	(1,734)

Total stock-based compensation before income taxes	13,175	20,262
Less: Income tax benefit	(4,933)	(6,734)

Total stock-based compensation, net of tax	$8,242	$13,528

Effect of stock-based compensation on income by line item:
Cost of revenues	$533	$806
Research and development expense	3,332	4,989
Sales and marketing expense	5,040	7,629
General and administrative expense	4,270	6,838
Provision for income taxes	(4,933)	(6,734)

Total cost related to stock-based compensation	$8,242	$13,528

      The fair value of Akamai’s stock option awards granted during the three and six months ended June 30, 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006

Expected life (years)	4.2	3.8
Risk-free interest rate(%)	5.0	4.7
Expected volatility(%)	68.4	66.9
Dividend yield(%)	—	—
Weighted average fair value at grant date	$17.93	$14.39

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The fair value of Akamai’s ESPP awards granted during the three and six months ended June 30, 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006

Expected life (years)	0.5	0.5
Risk-free interest rate(%)	4.9	4.7
Expected volatility(%)	68.4	66.9
Dividend yield(%)	—	—
Weighted average fair value of shares purchased	$17.89	$17.89
      Expected volatilities are based on the Company’s historical volatility and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected life of options granted within the valuation model. The risk-free interest rate for periods commensurate with the expected life of the option is based on the U.S. Treasury yield rate in effect at the time of grant.
      As of June 30, 2006, total unrecognized compensation costs for stock options, restricted stock units, deferred stock units and the 1999 ESPP was $112.2 million. This non-cash expense will be recognized through 2009 over a weighted average period of 1.6 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.
      As a result of adopting SFAS No. 123(R), the Company’s income before taxes for the three and six months ended June 30, 2006 was $3.0 million and $6.7 million lower, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Net income for the three and six months ended June 30, 2006 was $1.6 million and $3.7 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic earnings per share for the three and six months ended June 30, 2006 would have been $0.08 and $0.17, respectively, had the Company not adopted SFAS No. 123(R), compared to reported basic earnings per share of $0.07 and $0.15, respectively, for such periods. Diluted earnings per share for the three and six months ended June 30, 2006 would have been $0.08 and $0.16, respectively, had the Company not adopted SFAS No. 123(R), compared to reported diluted earnings per share of $0.07 and $0.14 for such periods.
      Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from exercises of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from excess windfall tax benefits to be classified as financing cash flows, rather than as operating cash flows. The $10.9 million in excess windfall tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

Prior to the Adoption of SFAS No. 123(R)
      For periods prior to 2006, the Company elected to apply APB No. 25 and related interpretations in accounting for its stock-based compensation.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of pro forma net income per weighted average share calculated as if the Company had adopted the fair value recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2005 to the Company’s reported net income per weighted average share (in thousands, except per share data):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income, as reported	$15,900	$29,979
Add: stock-based employee compensation costs, net of tax included in reported net income	615	836
Deduct: stock-based employee compensation costs, net of tax determined under fair value method for all awards	(6,555)	(14,082)

Incremental stock option expense per SFAS No. 123	(5,940)	(13,246)

Pro forma net income	$9,960	$16,733

Net income per weighted average share, basic:
As reported	$0.12	$0.23
Pro forma	$0.08	$0.13
Net income per weighted average share, diluted:
As reported	$0.11	$0.21
Pro forma	$0.07	$0.12
Effect of employee stock-based compensation on income by line item:
Cost of revenues	$—	$—
Research and development expense	124	124
Sales and marketing expense	129	176
General and administrative expense	362	536

Total cost related to stock-based compensation	$615	$836

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

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The fair value of Akamai’s stock-option awards granted during the three and six months ended June 30, 2005 was estimated using the following weighted-average assumptions:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Expected life (years)	5.0	5.0
Risk-free interest rate(%)	3.9	3.8
Volatility(%)	83.6	82.3
Dividend yield(%)	—	—
Weighted average fair value at grant date	$8.74	$8.26
      The fair value of Akamai’s ESPP awards granted during the three and six months ended June 30, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Expected life (years)	0.5	0.5
Risk-free interest rate(%)	2.1	2.1
Expected Volatility(%)	101.9	101.9
Dividend yield(%)	—	—
Weighted average fair value of shares purchased	$8.13	$8.13

Stock Options
      Options to purchase common stock are granted at the discretion of the Board of Directors or a committee thereof. Options granted to date generally have a contractual life of ten years and typically vest 25% one year from date of grant, and the remaining 75% vest in twelve equal quarterly installments so that all options are vested at the end of four years.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following tables summarize the stock option activity under all equity plans for the three and six months ended June 30, 2006 and 2005:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2006	16,275,852	$8.65
Granted	773,650	25.36
Exercised	(1,322,667)	3.53
Forfeited	(318,530)	10.15

Outstanding at March 31, 2006	15,408,305	9.93
Granted	248,360	31.73
Exercised	(849,011)	4.39
Forfeited	(239,946)	11.98

Outstanding at June 30, 2006	14,567,708	10.62

Exercisable at June 30, 2006	6,872,414	6.07

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2005	14,126,204	$6.92
Granted	827,500	12.06
Exercised	(628,255)	2.62
Forfeited	(366,166)	15.34

Outstanding at March 31, 2005	13,959,283	7.20

Granted	241,500	12.79
Exercised	(505,953)	3.69
Forfeited	(228,919)	10.14

Outstanding at June 30, 2005	13,465,911	7.38

Exercisable at June 30, 2005	7,173,332	6.04
      The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $23.8 million and $4.6 million, respectively. For the six months ended June 30, 2006 and 2005, the total pre-tax intrinsic value of options exercised was $51.7 million and $10.5 million, respectively. The total fair value of options vested for the three months ended June 30, 2006 and 2005 was $4.3 million and $5.4 million, respectively; and for the six months ended June 30, 2006 and 2005 was $8.6 million and $12.0 million, respectively. The fair value of vested stock options for the three and six months ended June 30, 2006 was calculated net of capitalized equity-related compensation of $1.2 million and $1.7 million, respectively. Cash proceeds from the exercise of stock options were $3.9 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively; and $8.5 million and $3.5 million for the six months ended June 30, 2006 and 2005, respectively. Income tax benefits realized from the exercise of stock options during the three months ended June 30, 2006 and 2005 were $6.5 million and $1.9 million, respectively. For the six months ended June 30, 2006 and 2005, income tax benefits realized from the exercise of stock options were $13.5 million and $3.7 million, respectively.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding and Expected to Vest				Options Exercisable

		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
	Number of	Contractual	Exercise	Aggregate	Number of	Contractual	Exercise	Aggregate
Range of Exercise Price ($)	Options	Life	Price	Intrinsic Value	Options	Life	Price	Intrinsic Value

		(In years)		(In thousands)		(In years)		(In thousands)
0.01-0.90	1,314,499	5.7	$0.59	$46,802	1,160,011	5.3	$0.63	$41,252
0.96-1.65	1,531,929	6.2	1.42	53,266	1,496,879	6.2	1.42	52,042
2.27-4.08	797,464	6.0	3.24	26,280	800,567	6.0	3.22	26,394
4.10-5.13	2,059,329	6.3	4.85	64,537	1,672,846	6.2	4.84	52,450
5.44-12.90	1,115,503	7.8	11.18	27,901	535,780	7.1	10.30	13,873
13.03-14.06	700,537	5.6	13.32	16,019	481,502	4.2	13.16	11,087
14.37	1,035,149	7.7	14.37	22,587	—	—	—	—
14.46-14.86	2,430,792	9.0	14.48	52,779	59,077	7.9	14.84	1,261
15.22-19.21	785,033	5.9	15.96	15,882	502,945	4.3	15.29	10,513
19.80-35.05	940,428	9.2	25.97	9,612	66,782	3.9	26.17	669
36.06-39.44	82,118	7.0	36.52	2	41,400	4.2	36.64	2
61.94-93.94	52,875	3.7	78.34	—	52,875	3.7	78.34	—
197.50	1,750	2.2	197.50	—	1,750	2.2	197.50	—

	12,847,406	7.1	10.26	$335,667	6,872,414	5.8	6.07	$209,543

Expected forfeitures	1,720,302

Total options outstanding	14,567,708

      The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Akamai’s closing stock price of $36.19 on June 30, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares related to in-the-money options exercisable as of June 30, 2006 was 6.8 million.

Deferred Stock Units
      On May 23, 2006, the Company granted 33,545 deferred stock units (“DSUs”) under the Company’s 1998 Plan to members of its Board of Directors. During 2003, 2004 and 2005, the Company granted an aggregate of 259,876 DSUs to non-employee members of its Board of Directors and to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the DSU activity for the three and six months ended June 30, 2006:

		Weighted Average
		Grant Date
	Units	Fair Value

Outstanding at January 1, 2006	194,284	$9.34
Granted	—	—
Vested and distributed	(932)	15.38

Outstanding at March 31, 2006	193,352	9.31
Granted	33,545	31.15
Vested and distributed	(6,439)	13.77

Outstanding at June 30, 2006	220,458	12.50

      The following table summarizes the DSU activity for the three and six months ended June 30, 2005:

		Weighted Average
		Grant Date
	Units	Fair Value

Outstanding at January 1, 2005	189,062	$6.43
Granted	—	—
Vested and distributed	—	—
Outstanding at March 31, 2005	189,062	6.43
Granted	58,366	12.85
Vested and distributed	(3,728)	15.38

Outstanding at June 30, 2005	243,700	7.83

      The total fair value of DSUs that vested during the six months ended June 30, 2005 and 2006 was $505,000 and $880,000, respectively. The grant date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of June 30, 2005, the Company had 243,700 outstanding DSUs. As of June 30, 2006, 125,178 shares of DSUs were unvested, with an aggregate intrinsic value of $2.7 million and a weighted average remaining contractual life of approximately 8.5 years. These units are expected to vest through May 2008. All DSUs vest upon fulfilling service conditions.

Restricted Stock Units
      During the three and six months ended June 30, 2006, the Company granted an aggregate of 0 and 822,281 restricted stock units (“RSUs”), respectively, to its employees. These RSUs generally vest in three equal annual installments over the three-year period following the grant date. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on date of grant, and the equity-related compensation expense is being recognized over the vesting period of three years.
      Additionally, in connection with the original grant of RSUs noted above, the Company also granted performance-based RSUs to its employees. These performance-based RSUs will only vest to the extent that the Company exceeds specified cumulative revenue and earnings per share targets for fiscal years 2006, 2007 and 2008. The maximum number of performance-based RSUs that may vest is equal to 300% of the number of non-performance-based RSUs granted on the same date; such maximum vesting would only occur if the

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Company meets or exceeds 110% of both its cumulative revenue and earnings per share targets for fiscal years 2006, 2007 and 2008. No performance-based RSUs will vest if the Company fails to exceed the applicable targets. If the Company’s cumulative revenue and/or earnings per share results for the applicable years is between 100% and 110% of the targets, the holder would receive between zero performance-based RSUs and the maximum deliverable amount set forth above. For the three and six months ended June 30, 2006, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative performance. Such compensation cost is being recognized over three years. Management will continue to review the Company’s expected performance and adjust the compensation cost, if needed, at such time.
      The following table summarizes the RSU activity for the three and six months ended June 30, 2006:

		Weighted Average
		Grant Date
	Units	Fair Value

Granted	3,214,124	$25.43
Forfeited	(9,100)	25.54

Outstanding at March 31, 2006	3,205,024	25.43
Forfeited	(38,500)	25.54

Outstanding at June 30, 2006	3,166,524	25.40

      The grant date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of January 1, 2005, June 30, 2005 and January 1, 2006 no RSUs were outstanding. As of June 30, 2006, 3,166,524 shares of RSUs were outstanding and unvested, with an aggregate intrinsic value of $114.6 million and a weighted average remaining contractual life of approximately 9.62 years. These units are expected to vest through March 2009.

7.	Net Income per Share
      Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable quarter. Diluted net income per share is computed using the weighted average number of common shares outstanding during the quarter, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, DSUs, RSUs, unvested restricted common stock and convertible notes.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Numerator:
Net income, as reported, basic	$11,264	$15,900	$22,759	$29,979
Add back of interest expense on 1% convertible senior notes	710	710	1,420	1,420

Numerator for diluted net income	$11,974	$16,610	$24,179	$31,399

Denominator:
Denominator for basic net income per common share	154,702	130,119	154,260	128,585
Effect of dilutive securities:
Stock options	7,558	6,803	7,305	6,976
Restricted common stock, restricted stock units and deferred stock units	407	119	491	101
Assumed conversion of 1% convertible senior notes	12,945	12,945	12,945	12,945

Denominator for diluted net income per common share	175,612	149,986	175,001	148,607

Basic net income per common share	$0.07	$0.12	$0.15	$0.23
Diluted net income per common share	$0.07	$0.11	$0.14	$0.21
      The following potential common shares have been excluded from the computation of diluted net income per share for the periods presented because their effect would have been antidilutive (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Stock options	161	3,647	374	3,905
Restricted stock units	2,356	—	2,356	—
5 1/2% convertible subordinated notes	—	490	—	490

Total	2,517	4,137	2,730	4,395

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income
      The following table presents the calculation of comprehensive income and its components (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$11,264	$15,900	$22,759	$29,979
Other comprehensive income, net of tax:
Foreign currency translation adjustment	458	(322)	542	(545)
Unrealized (loss) gain on investments	(361)	238	(393)	(62)

Other comprehensive income (loss)	97	(84)	149	(607)
Income tax expense related to items of other comprehensive income	(43)	—	(68)	—

Comprehensive income	$11,318	$15,816	$22,840	$29,372

      For the periods presented, accumulated other comprehensive income consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$1,479	$937
Net unrealized loss on investments	(859)	(466)

Total accumulated other comprehensive income	$620	$471

9.	Business Acquisition
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
      The aggregate purchase price, net of cash received, was $142.2 million, which consisted of $121.5 million in shares of common stock, $18.2 million in fair value of the Company’s stock options and transaction costs of $2.5 million, which primarily consisted of fees for financial advisory and legal services. The acquisition was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Speedera customers; trained technical workforce in place in the United States and India; existing sales pipeline and trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, the goodwill will not be amortized

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (See Note 10).

10.	Goodwill and Other Intangible Assets
      The Company recorded goodwill and other intangible assets as a result of business acquisitions during 2000 and 2005. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. In 2005, the Company recorded goodwill of $96.3 million and other intangible assets of $43.2 million as a result of the acquisition of Speedera. The change in the carrying amount of goodwill recorded as a result of the Speedera acquisition during the three and six months ended June 30, 2006 was as follows:

(In thousands)

Ending balance, December 31, 2005	$98,519
Adjustment to purchase price allocations	(172)

Ending balance, March 31, 2006	$98,347
Adjustment to purchase price allocations	(43)

Ending balance, June 30, 2006	$98,304

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
      Other intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2006

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(779)	$221
Customer relationships	40,900	(8,309)	32,591
Non-compete agreements	1,300	(457)	843
Acquired license rights	490	(375)	115

Total	$43,690	$(9,920)	$33,770

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	December 31, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(431)	$569
Customer relationships	40,900	(4,404)	36,496
Non-compete agreements	1,300	(241)	1,059
Acquired license rights	490	(347)	143

Total	$43,690	$(5,423)	$38,267

      Aggregate expense related to amortization of other intangible assets for the three months ended June 30, 2006 and 2005 was $2.2 million and $520,000, respectively. For the six months ended June 30, 2006 and 2005 aggregate expense related to amortization of other intangible assets was $4.5 million and $532,000, respectively. Aggregate expense related to amortization of other intangible assets is expected to be $3.9 million for the remainder of 2006 and $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2007, 2008, 2009 and 2010, respectively.

11.	Concentration of Credit Risk
      Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of June 30, 2006. As of December 31, 2005, one customer had an accounts receivable balance of 13% of total accounts receivable. The Company believes that concentration of credit risk related to accounts receivable is not significant.

12.	Restructurings and Lease Terminations
      As of June 30, 2006, the Company had approximately $2.6 million of accrued restructuring liabilities. As part of the Speedera acquisition in June 2005, the Company’s management committed to a plan to exit certain activities of the Company. In accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a liability of $1.8 million related to a workforce reduction of approximately 30 employees from Speedera. This liability primarily consisted of employee severance and outplacement costs. The Company expects that this liability will be fully paid by June 2008. For the period from June 10, 2005, the date of acquisition, through June 30, 2006, $900,000 in payments were charged against the severance accrual.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the restructuring activity for the six months ended June 30, 2006 (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2005	$2.3	$1.3	$3.6
Cash payments during the six months ended June 30, 2006	(0.7)	(0.3)	(1.0)

Ending balance, June 30, 2006	1.6	1.0	2.6
Current portion of accrued restructuring liabilities	1.4	0.1	1.5

Long-term portion of accrued restructuring liabilities	$0.2	$0.9	$1.1

      The following table summarizes the restructuring activity for the six months ended June 30, 2005 (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2004	$3.6	$—	$3.6
Accrual recorded in purchase accounting	—	1.7	1.7
Cash payments during the six months ended June 30, 2005	(0.6)	—	(0.6)

Ending balance, June 30, 2005	3.0	1.7	4.7
Current portion of accrued restructuring liabilities	1.4	0.8	2.2

Long-term portion of accrued restructuring liabilities	$1.6	$0.9	$2.5

      The Company expects that all existing lease restructuring liabilities will be fully paid through August 2007. The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income.

13.	Convertible Notes

5 1/2% Convertible Subordinated Notes
      For the three and six months ended June 30, 2005, amortization of deferred financing costs of the Company’s 5 1/2% convertible subordinated notes was approximately $66,000 and $131,000, respectively. As of December 31, 2005, these 5 1/2% convertible subordinated notes were fully redeemed by the Company and no longer outstanding.

1% Convertible Senior Notes
      In December 2003 and January 2004, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 (the “1% convertible senior notes”) for aggregate proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes), subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $210,000 for each of the three-month periods ended June 30, 2006 and 2005. For each of the six-month periods ended June 30, 2006 and 2005, amortization of deferred financing costs of the 1% convertible senior notes was approximately $421,000. Using the interest method, the Company records the amortization of deferred financing costs as interest expense in the condensed consolidated statement of operations.

14.	Segment and Enterprise-Wide Disclosure
      Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of June 30, 2006, Akamai operated in one business segment: providing services for accelerating and improving the delivery of content and applications over the Internet.
      The Company deploys its servers into networks worldwide. As of June 30, 2006, the Company had $50.9 million and $12.3 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2005, the Company had $36.3 million and $8.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses certain software through a direct sales force located both in the United States and abroad. For the three- and six-month periods ended June 30, 2006, approximately 22% and 23% of revenues, respectively, was derived from the Company’s operations outside the United States, including 18% from Europe during each of such periods. For each of the three- and six-month periods ended June 30, 2005, approximately 21% of revenues was derived from the Company’s operations outside the United States, including 17% and 16%, respectively, from Europe. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For each of the three- and six-month periods ended June 30, 2006 and June 30, 2005, no customer accounted for more than 10% of total revenues.

15.	Taxes
      At September 30, 2005, the Company released a significant portion of its U.S. and foreign deferred tax asset valuation allowance. At June 30, 2006, a valuation allowance of $6.9 million remains, which relates to certain state net operating losses (“NOLs”) that the Company expects will expire without being utilized.
      The Company’s effective tax rate, including discrete items, was 44.7% and 45.4% for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, the effective tax rate, including discrete items, was 3.4% and 3.5%, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits. The discrete items include the tax effect of disqualifying dispositions of incentive stock options as required by SFAS No. 123(R). For the three and six months ended June 30, 2006, the effective tax rate varied from the statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R). For the three and six months ended June 30, 2005, the effective tax rate varied from the statutory tax rate mainly due to the benefit related to the valuation allowance that existed at that time.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The Company has recorded certain non-income tax reserves as of June 30, 2006, to address potential exposures related to its sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate tax liability or benefit resulting from these matters may be greater or less than the amount that the Company estimated.
      On November 10, 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, the Company elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123(R) to determine the pool of windfall tax benefits. The long-form method requires the Company to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for NOL carryforwards.
16. Commitments, Contingencies and Guarantees

Operating Leases Commitments
      The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through June 2013 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of June 30, 2006 are as follows (in thousands):

Operating
Leases

Remaining 2006	$4,135
2007	7,449
2008	5,949
2009	3,909
2010	2,106
Thereafter	714

Total	$24,262

      The Company has entered into a sublease agreement with a tenant of its Cambridge, Massachusetts property. The contracted amounts payable to the Company by this sublease tenant are $104,000, $208,000, $208,000 and $87,000 for the remainder of 2006 and for the years ended December 31, 2007, 2008 and 2009, respectively.

Purchase Commitments
      The Company has long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2006 and for the years ended December 31, 2007, 2008 and 2009, the minimum commitments pursuant to contracts currently in effect are approximately $5.5 million, $1.5 million, $152,000 and $38,000, respectively. The Company had an equipment purchase commitment of approximately $500,000 as of June 30, 2006. This purchase commitment expires in August 2006 in accordance with the terms of the applicable agreement. Additionally, as of June 30, 2006, the

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Company had entered into purchase orders with various vendors for aggregate purchase commitments of $4.9 million, which are expected to be paid during the remainder of 2006.

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

Guarantees
      The Company has identified guarantees in accordance with FASB Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under SFAS No. 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s guarantees issued or modified during the three months ended June 30, 2006 was determined to be immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise.
      We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We have structured these contracts with the goal of having a consistent and predictable base level of income, which we consider important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly recurring revenue due to customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functions our existing customers purchase. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.
      The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	21.1	19.7	21.2	19.5
Research and development expense	8.3	7.0	7.9	6.5
Sales and marketing expense	29.5	28.4	29.3	28.1
General and administrative expense	21.7	17.5	21.1	18.6
Amortization of other intangible assets	2.2	0.8	2.3	0.4

Total cost and operating expenses	82.8	73.4	81.8	73.1
Income from operations	17.2	26.6	18.2	26.9
Interest income	4.1	1.2	4.0	1.1
Interest expense	(0.8)	(2.5)	(0.8)	(2.5)
Other income (expense), net	0.5	0.1	0.4	(0.5)
Gain on investments, net	—	—	0.1	—

Income before provision for income taxes	21.0	25.4	21.9	25.0
Provision for income taxes	9.8	0.9	10.0	0.9

Net income	11.2%	24.5%	11.9%	24.1%

      We were profitable for the fiscal year 2005 and for the six months ended June 30, 2006; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•	During each quarter of 2005 and for the first two quarters of 2006, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•	During the first two quarters of 2006, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. However, due to increased traffic delivered over our network, our total bandwidth costs have increased during these periods. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations for the remainder of 2006.

•	During each of the first two quarters of 2006, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to those in prior years if our customer base continues to grow.

•	During the quarter ended June 30, 2006, revenues derived from customers outside the United States accounted for 22% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 20% and 25% for the remainder of 2006.

•	As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” or SFAS No. 123(R), which requires us to record compensation expense for employee stock awards at fair value at the time of grant. As a result, our equity-based compensation expense increased, causing our net income to decrease significantly. For the three and six months ended June 30, 2006, our pre-tax equity-compensation expense was $13.2 million and $20.3 million, respectively; as compared to $657,000 and $884,000 for the three and six months ended June 30, 2005, respectively. We expect that equity-based compensation expense will continue at the current rate, or slightly increase in the future because we have a significant number of unvested employee awards outstanding and plan to continue to grant equity-based compensation in the future. As of June 30, 2006, our total unrecognized compensation costs for equity-based awards were $112.2 million, which we expect to recognize as expense over a weighted average period of 1.6 years.

•	Depreciation expense related to our network equipment increased during the second quarter of 2006 as compared to the first quarter of 2006. Due to additional purchases in the second quarter of 2006, as well as expected future purchases of network equipment during the remainder of this year, we believe that depreciation expense related to our network will continue to increase, on a quarterly basis, during the remainder of 2006. We expect to continue to enhance and add functionality to our service offerings and capitalize equity-related compensation expense attributable to employees working on such projects as a result of our adoption of SFAS No. 123(R), which will increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase during the remainder of 2006.

•	During the six months ended June 30 2006, our effective tax rate, including discrete items, was 45.4%. While we expect our annual effective tax rate to remain relatively constant for the remainder of 2006, we do not expect to make significant cash tax payments due to the utilization of our deferred tax assets.
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
Critical Accounting Policies and Estimates

Overview
      Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim periods. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, accounts receivable reserves, investments, intangible assets, capitalized internal-use software costs, income and other taxes, depreciable lives of property and equipment, stock-based compensation costs, restructuring accruals and contingent obligations. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2005 for further discussion of these critical accounting policies and estimates.

Accounting for Stock-Based Compensation
      Since January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123(R). Historically, we recognized stock option costs pursuant to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and elected to disclose the impact of expensing stock options pursuant to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” in the notes to our financial statements. See Note 6 to the Financial Statements included in this quarterly report on Form 10-Q. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our quarterly assumptions may differ from those used in prior periods because we made adjustments to the calculation of such assumptions based upon the guidance of SFAS No. 123(R) and Staff Accounting Bulletin No. 107, “Share-Based Payment.” Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeitures differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.
Results of Operations
      Revenues. Total revenues increased 56%, or $36.0 million, to $100.6 million for the three months ended June 30, 2006 as compared to $64.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, total revenues increased 53%, or $66.7 million, to $191.5 million as compared to $124.7 million for the six months ended June 30, 2005. The increase in total revenues for the three months ended June 30, 2006 as compared to the same period in the prior year was primarily attributable to an increase in service revenue of $36.6 million. Service revenue, which consists of revenue from our content and application delivery services, increased 57% for the three months ended June 30, 2006 as compared to the same period in the prior year. The increase in service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers and increases in the average revenue per customer. The increase in total revenues for the six months ended June 30, 2006 as compared to the same period in the prior year was primarily attributable to an increase in service revenue of $67.8 million. Our delivery of streaming services for a number of high-profile media events for the three and six months ended June 30, 2006 also contributed to higher service revenue. Also contributing to the increase in service revenue for the three and six months ended June 30, 2006 were revenues generated through the acquisition of Speedera. As of June 30, 2006, we had 2,060 customers under recurring revenue contracts as compared to 1,736 as of June 30, 2005.
      For the three and six months ended June 30, 2006, software and software-related revenues decreased 62% and 73%, respectively, as compared to the same period in the prior year. Software and software-related revenues includes sales of customized software projects and technology licensing. The decrease in software and software-related revenues over the periods presented reflects a reduction in the number of customized software projects that we undertook for customers and a decrease in the number of software licenses executed with customers. We do not expect software and software-related revenue to increase as a percentage of revenues for the remainder of 2006.
      For the three months ended June 30, 2006 and 2005, 22% and 21%, respectively, of our total revenues were derived from our operations located outside of the United States, including 18% and 17%, respectively, derived from Europe. For the six months ended June 30, 2006 and 2005, 23% and 21%, respectively, of our total revenues were derived from our operations located outside of the United States, including 18% and 16%, respectively, derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods.
      For each of the three and six months ended June 30, 2006, resellers accounted for 22% of total revenues, as compared to 25% of revenues for each of the three and six months ended June 30, 2005. For each of the three and six month periods ended June 30, 2006 and 2005, no customer accounted for 10% or more of total revenues.
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
      Cost of revenues increased 66%, or $8.4 million, to $21.2 million for the three months ended June 30, 2006 as compared to $12.8 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, cost of revenues increased 67%, or $16.2 million, to $40.5 million as compared to $24.3 million for the six months ended June 30, 2005. These increases were primarily due to an increase in amounts paid to network suppliers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment as we continue to invest in our infrastructure. These increases were offset by a reduction in cost of software licenses due to a decrease in the number of software licenses executed during the six months ended June 30, 2006. Additionally, during the three and six months ended June 30, 2006, cost of revenues includes equity-related compensation expense of $533,000 and $806,000, respectively, resulting from our application of SFAS No. 123(R).
      Cost of revenues during the three- and six-month periods ended June 30, 2006 also included credits received of approximately $331,000 and $819,000, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. During the three and six months ended June 30, 2005, cost of revenues included similar credits of approximately $134,000 and $590,000, respectively.

Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, will vary.
      Cost of revenues is comprised of the following (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Bandwidth, co-location and storage fees	$13.2	$8.1	$25.3	$15.5
Payroll and related costs of network operations personnel	1.3	1.0	2.8	1.9
Stock-based compensation	0.5	—	0.8	—
Cost of software licenses	—	0.2	—	0.5
Depreciation and impairment of network equipment and amortization of internal-use software and equity-related compensation	6.2	3.5	11.6	6.4

Total cost of revenues	$21.2	$12.8	$40.5	$24.3

      We have long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2006 and for the years ending December 31, 2007, 2008 and 2009, the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $5.5 million, $1.5 million, $152,000 and $38,000, respectively.
      We expect that cost of revenues will increase during the remainder of 2006. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with payroll and related costs, as we expect to continue to make investments in our network to service our expanding customer base. Expenses are also expected to increase as a result of expensing employee stock awards at fair value in accordance with SFAS No. 123(R). The application of SFAS No. 123(R) will also result in additional expense associated with the amortization of stock-based compensation.
      Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation for research and development personnel who design, develop, test and enhance our services, network and software. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three and six months ended June 30, 2006, we capitalized software development costs of $3.3 million and $5.5 million, respectively, net of impairments. During the three and six months ended June 30, 2005, we capitalized software development costs of $2.1 million and $4.2 million, respectively, net of impairments. These development costs consisted of external consulting and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and six months ended June 30, 2006, we capitalized $1.2 million and $1.7 million, respectively, of stock-based compensation in connection with our adoption of SFAS No. 123(R). These capitalized internal-use software costs are amortized to costs of revenues over their estimated useful lives of two years.

      Research and development expenses increased 86%, or $3.9 million, to $8.4 million for the three months ended June 30, 2006, as compared to $4.5 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, research and development expenses increased 86%, or $7.0 million, to $15.1 million, as compared to $8.1 million for the six months ended June 30, 2005. The increase in research and development expenses in the three- and six-month periods ended June 30, 2006 as compared to the same periods in the prior year was due to an increase in payroll and related costs due to an increase in headcount, as well as additional stock-based compensation expense. The following table quantifies the increase in the various components of our research and development expenses for the periods presented (in millions):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	as Compared to 2005	as Compared to 2005

Payroll and related costs	$1.0	$2.4
Stock-based compensation	3.3	5.0
Capitalized Salaries and Other Expenses	(0.4)	(0.4)

Total net increase	$3.9	$7.0

      We believe that research and development expenses will continue to increase for the remainder of 2006, as we anticipate continued increases in hiring of development personnel and make investments in our core technology and refinements to our other service offerings. Additionally, expenses are expected to increase as a result of expensing employee stock awards at fair value in accordance with the application of SFAS No. 123(R).
      Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.
      Sales and marketing expenses increased 62%, or $11.4 million, to $29.7 million for the three months ended June 30, 2006, as compared to $18.4 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, sales and marketing expenses increased 60%, or $20.9 million, to $56.0 million, as compared to $35.1 million for the six months ended June 30, 2005. The increase in sales and marketing expenses in the three-and six-month periods ended June 30, 2006 as compared to the same periods in the prior year was primarily due to higher payroll and related costs, particularly commissions, for sales and marketing personnel due to revenue growth. Additionally, during the three and six months ended June 30, 2006, marketing and related costs increased as compared to the same periods in 2005 due to an increase in stock-based compensation expense, offset by a slight reduction in advertising and promotional costs. The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	as Compared to 2005	as Compared to 2005

Payroll and related costs	$6.0	$12.8
Stock-based compensation	5.0	7.5
Marketing and related costs	(0.1)	(0.4)
Other expenses	0.5	1.0

Total net increase	$11.4	$20.9

      We believe that sales and marketing expenses will continue to increase during the remainder of 2006 due to an expected increase in commissions on higher forecasted sales, the expected increase in hiring of sales and marketing personnel, and anticipated increases in other marketing costs such as advertising. Additionally, expenses are expected to increase as a result of expensing employee stock awards at fair value in accordance with the application of SFAS No. 123(R).

      General and Administrative. General and administrative expenses consist primarily of the following components:

•	depreciation of property and equipment we use internally;

•	payroll, stock-based compensation and other related costs, including related expenses for executive, finance, business applications, internal network management, human resources and other administrative personnel;

•	fees for professional services;

•	non-income related taxes;

•	the provision for doubtful accounts; and

•	rent and other facility-related expenditures for leased properties.
      General and administrative expenses increased 93%, or $10.5 million, to $21.9 million for the three months ended June 30, 2006 as compared to $11.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, general and administrative expenses increased 74%, or $17.2 million, to $40.4 million as compared to $23.2 million for the six months ended June 30, 2005. The increase in general and administrative expenses in both the three and six months ended June 30, 2006 was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as stock-based compensation expense. This increase was offset by a reduction in expense related to legal and consulting costs, which is included in consulting and advisory services, associated with the dismissal of the lawsuits between Akamai and Speedera as a result of our acquisition of Speedera in June 2005. The following table quantifies the net increase in general and administrative expenses for the periods presented (in millions):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	as Compared to 2005	as Compared to 2005

Payroll and related costs	$3.4	$5.7
Stock-based compensation	3.7	6.1
Non-income taxes	1.5	2.7
Depreciation and amortization	0.3	0.4
Facilities and related costs	0.3	0.5
Consulting and advisory services	0.5	(0.4)
Provision for doubtful accounts	0.3	0.2
Other expenses	0.5	2.0

Total net increase	$10.5	$17.2

      During the three and six months ended June 30, 2006, we capitalized software development costs of approximately $241,000 and $583,000, respectively, consisting of external consulting costs and payroll and payroll-related costs for personnel involved in the development of internally-used software applications. During the three and six months ended June 30, 2005, we capitalized approximately $153,000 and $203,000, respectively, of similar software development costs. Once the projects are completed, such costs will be amortized and included in general and administrative expenses.
      During the remainder of 2006, we expect general and administrative expenses to increase due to anticipated increased payroll and related costs attributable to increased hiring, an increase in non-income tax expense and an increase in rent and facility costs associated with the expansion of our office space in 2005. Additionally, general and administrative expenses are expected to increase as a result of expensing stock-based awards at fair value in accordance with the application of SFAS No. 123(R).
      Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights.

Amortization of other intangible assets increased 323%, or $1.7 million, to $2.2 million for the three months ended June 30, 2006 as compared to $520,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, amortization of intangible assets increased 745%, or $4.0 million, to $4.5 million, as compared to $532,000 for the six months ended June 30, 2005. The increase in amortization of other intangible assets was due to the amortization of intangible assets from the acquisition of Speedera in June 2005. We expect to amortize approximately $3.9 million for the remainder of 2006, and $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2007, 2008, 2009 and 2010, respectively.
      Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income increased 411%, or $3.3 million, to $4.1 million for the three months ended June 30, 2006 as compared to $804,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, interest income increased 438%, or $6.1 million, to $7.5 million as compared to $1.4 million for the six months ended June 30, 2005. The increase was due to an increase in our invested marketable securities period over period, due to investment of the $202.1 million in proceeds received from our public equity offering of 12.0 million shares of our common stock in November 2005, as well as generating more cash from operations. We also experienced an increase in interest rates earned on our investments.
      Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 51%, or $801,000, to $773,000 for the three months ended June 30, 2006 as compared to $1.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, interest expense decreased 51%, or $1.6 million, to $1.5 million as compared to $3.2 million for the six months ended June 30, 2005. The decrease in interest expense in the three- and six-month periods ended June 30, 2006 compared to the same periods in the prior year was a result of our redemption of our 5 1/2% convertible subordinated notes. We believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $3.1 million in the aggregate for fiscal year 2006.
      Other Income (Expense), net. Other income, net represents net foreign exchange gains and losses incurred. Other income, net for the three months ended June 30, 2006 increased to $475,000 as compared to other income, net of $77,000 for the three months ended June 30, 2005. Other income, net for the six months ended June 30, 2006 was $661,000 as compared to other expense, net of $649,000 for the six months ended June 30, 2005. The increase was due to exchange rate fluctuations. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates.
      Gain on Investments, net. During the three and six months ended June 30, 2006, we recorded a net gain on investments of $2,000 and $259,000, respectively, on the sale of marketable securities. During the three and six months ended June 30, 2005, we did not record any gains or losses from the sales of marketable securities. We do not expect significant gains or losses on investments for the remainder of 2006.
      Provision for Income Taxes. During the three and six months ended June 30, 2006, our effective tax rate including discrete items was 44.7% and 45.4%, respectively. For the three and six months ended June 30, 2005, the effective tax rate, including discrete items, was 3.4% and 3.5%, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits. At September 30, 2005, we released a significant portion of our United States and foreign deferred tax asset valuation allowance, which was the primary factor in the increase in our effective tax rate between the first quarter of 2005 and 2006. At June 30, 2006, we had a $6.9 million valuation allowance, which relates to certain state net operating losses, or NOLs, that we expect will expire without being utilized.
      While we expect our annual effective tax rate for the remaining quarters of 2006 to remain relatively consistent, this expectation does not take into consideration the effect of discrete items recorded as a result of the adoption of SFAS No. 123(R). The effective tax rate including the discrete items could be volatile depending of the nature and timing of the dispositions of incentive stock options and the exercise of employee stock options.

      Because of the availability of the NOLs referred to above, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid in respect of income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized. In determining our net deferred tax assets and valuation allowances, and projections of our future provision for income taxes, annualized effective tax rates, and cash paid for income taxes, management is required to make judgments and estimates about, among other things, domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.
Liquidity and Capital Resources
      To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock and subordinated notes in 1998 and 1999, which notes were repaid in 1999;

•	an initial public offering of our common stock in October 1999, generating net proceeds of $217.6 million after underwriters’ discounts and commissions;

•	the sale in June 2000 of an aggregate of $300 million in principal amount of our 5 1/2% convertible subordinated notes, which generated net proceeds of $290.2 million and were retired in full between December 2003 and September 2005;

•	the sale in December 2003 and January 2004 of an aggregate of $200 million in principal amount of our 1% convertible senior notes, which generated net proceeds of $194.1 million;

•	the public offering of 12 million shares of our common stock in November 2005, which generated net proceeds of $202.1 million; and

•	cash generated by operations.
      As of June 30, 2006, cash, cash equivalents and marketable securities totaled $367.5 million, of which $4.2 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.
      Net cash provided by operating activities was $60.9 million for the six months ended June 30, 2006 compared to $35.6 million for the six months ended June 30, 2005. The increase in cash provided by operating activities was primarily due to an increase in service revenue during the six months ended June 30, 2006, as well as increases in accrued expenses and deferred revenue, offset by an increase in accounts receivable. We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries in connection with expected increases in headcount. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.
      Cash used in investing activities was $102.2 million for the six months ended June 30, 2006 compared to $24.5 million for the six months ended June 30, 2005. Cash used in investing activities for the six months ended June 30, 2006 reflects net purchases of short- and long-term investments of $72.2 million and capital expenditures of $30.4 million, consisting of the capitalization of internal-use software development costs related to our current and future service offerings and purchases of network infrastructure equipment. These investments were offset by a decrease in restricted investments held for security deposits of $400,000. Cash used in investing activities for the six months ended June 30, 2005 reflects net purchases, sales and maturities of investments of $6.7 million and capital expenditures of $19.5 million. For fiscal year 2006, we expect capital expenditures, a component of cash used in investing activities, to be slightly higher as a percentage of revenues than in fiscal year 2005.
      Cash provided by financing activities was $22.3 million for the six months ended June 30, 2006, as compared to $5.6 million for the six months ended June 30, 2005. Cash provided by financing activities during the six months ended June 30, 2006 includes $10.9 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $11.4 million from the issuance of common stock upon exercises of stock options. Cash provided by financing activities for the six months ended June 30, 2005 reflects $5.8 million in proceeds received from the issuance of common stock upon exercises of stock options under our equity compensation plans, offset by payments on capital lease obligations of $227,000.
      Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.
      The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005

Cash, cash equivalents and marketable securities balance as of December 31, 2005 and 2004, respectively	$314.1	$108.4

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	189.5	118.8
Payments to vendors	(93.4)	(62.0)
Payments for employee payroll	(61.9)	(43.2)
Debt interest and premium payments	(1.0)	(2.6)
Stock option exercises	8.5	5.8
Cash acquired in business acquisition	—	3.9
Interest income	7.5	1.4
Other	4.2	0.2

Net increase	53.4	22.3

Cash, cash equivalents and marketable securities balance as of June 30, 2006 and 2005, respectively	$367.5	$130.7

      We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of any such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of additional factors that could affect our liquidity.

Contractual Obligations and Commercial Commitments
      The following table presents our contractual obligations and commercial commitments, as of June 30, 2006 over the next five years and thereafter (in millions):

	Payments Due by Period

Contractual Obligations		Less than	12-36	36-60	More than
as of June 30, 2006	Total	12 Months	Months	Months	60 Months

1% convertible senior notes	$200.0	$—	$—	$—	$200.0
Interest on 1% convertible senior notes	55.0	2.0	4.0	4.0	45.0
Bandwidth and co-location agreements	7.2	6.6	0.6	—	—
Real estate operating leases	24.3	8.2	12.0	4.0	0.1
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	4.9	4.9	—	—	—

Total	$291.9	$22.2	$16.6	$8.0	$245.1

Letters of Credit
      As of June 30, 2006, we had outstanding $4.2 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.8 million are classified as long-term marketable securities and $330,000 are classified as short-term marketable securities on the condensed consolidated balance sheet at June 30, 2006. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2011.
Off-Balance Sheet Arrangements
      We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See also “Guarantees” in the footnotes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2006 was determined to be immaterial. As of June 30, 2006, we do not have any additional off-balance sheet arrangements, except for operating leases, and have not entered into transactions with special purpose entities.
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

Recent Accounting Pronouncements
      In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” or FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 will effective for us beginning in 2007. We are currently evaluating the potential impact of FIN No. 48 on our financial position and results of operations.

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
      Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of June 30, 2006, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $471.5 million, respectively.
      We have operations in Europe, Asia and India. As a result, we are exposed to fluctuations in foreign currency exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in additional foreign locations, which may increase our exposure to foreign currency exchange fluctuations. We do not have any foreign currency hedge contracts.

Item 4.	Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings
      See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2005 for a discussion of legal proceedings. There were no material developments in such legal proceedings during the quarter ended June 30, 2006.

Item 1A.	Risk Factors
      The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005. We have, however, provided information regarding long-term debt outstanding as of June 30, 2006 instead of December 31, 2005 in the risk factor captioned “Any failure to meet our debt obligations would damage our business.” In addition, we have added stock-based compensation costs as an example of items as to which we must make judgments or estimates in the risk factor captioned “If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.”

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
      The year ended December 31, 2004 was the first fiscal year during which we achieved profitability as measured in accordance with accounting principles generally accepted in the United States of America. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. Therefore, we will need to generate higher revenues to maintain profitability at recent levels or at all. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	failure to increase sales of our core services;

•	significant increases in bandwidth costs or other operating expenses;

•	inability to maintain our prices;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than we increase our number of new customers or our sales to existing customers;

•	unauthorized use or access to content delivered over our network or network failures;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.

Future changes in financial accounting standards may adversely affect our reported results of operations.
      A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results. For example, beginning in 2006, under SFAS No. 123(R), we are required to account for our stock-based awards as a compensation expense and our net income and net income per share is significantly reduced. Previously, we recorded stock-based compensation expense only in connection with option grants that have an exercise price below fair market value. For option grants that have an exercise price at fair market value, we calculated compensation expense and disclosed its impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123(R) required us to adopt the new accounting provisions beginning in our first quarter of 2006, and requires us to expense stock-based awards, including shares issued under our employee stock purchase plan, stock options, restricted stock, deferred stock units and restricted stock units, as compensation cost. As a result, our earnings per share is likely to be significantly lower even if our revenues increase.

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
      In June 2005, we completed our acquisition of Speedera. We may seek to enter into additional business combinations or acquisitions in the future. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could require use of substantial portions of our available cash or, as in the Speedera acquisition, dilutive issuances of securities. Future acquisitions or attempted acquisitions could also have an adverse effect on our ability to remain profitable.

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
      Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. In addition, our distributed network must be sufficiently robust to handle all of our customers’ traffic. We believe that we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us or at all, our business and financial results could suffer. We may not be able to deploy on a timely basis enough servers to meet the needs of our customer base or effectively manage the functioning of those servers. In addition, damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.
      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, contingent obligations, doubtful accounts and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

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
      We have long-term debt. As of June 30, 2006, our total long-term debt was $200.0 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

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
      We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2005 for more information. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

We may become involved in other litigation that may adversely affect us.
      In the ordinary course of business, we are or may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      On May 23, 2006, we held our 2006 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:

1. George Conrades, Martin Coyne and Kim Goodwin were elected to serve as directors of Akamai until the 2009 annual meeting or until their successors are duly elected and qualified. With respect to Mr. Conrades 134,433,871 shares of common stock were voted in favor of his election, and 2,484,271 shares of common stock were withheld. With respect to Mr. Coyne 136,568,846 shares of common stock were voted in favor of his election, and 349,296 shares were withheld. With respect to Ms. Goodwin 135,505,853 shares of common stock were voted in favor of her election, and 1,412,289 shares of common stock were withheld. There were no abstentions or broker non-votes. The terms of Messrs. Graham, Halter, Kight, Leighton, Sagan and Salerno and Ms. Seligman continued after the meeting.

2. The adoption of the Akamai Technologies, Inc. 2006 Stock Incentive Plan was approved by the stockholders. The votes were cast as follows: 92,744,996 shares of common stock voted in favor of adoption; 9,190,015 shares of common stock voted against adoption; 176,598 shares of common stock abstained from voting; and there were 34,806,533 broker non-votes.

3. The ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ended December 31, 2006 was approved. The votes were cast as follows: 134,386,760 shares of common stock were voted for the ratification, 2,442,989 shares of common stock were voted against the ratification, and 88,393 shares of common stock abstained from the vote. There were no broker non-votes.

Item 5.	Other Information
      None

Item 6.	Exhibits
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

J. Donald Sherman,
Chief Financial Officer
August 9, 2006

EXHIBIT INDEX

Exhibit 3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant
Exhibit 3.2(B)	Amended and Restated By-Laws of the Registrant

Exhibit 3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

Exhibit 4.1(B)	Specimen common stock certificate

Exhibit 4.2(D)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

Exhibit 4.4(D)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A

Exhibit 4.5(E)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 10.35@	Form of Executive Change of Control and Severance Agreement

Exhibit 10.36@	Akamai Technologies, Inc. 2006 Executive Severance Pay Plan

Exhibit 10.37(F)	2006 Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.

(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2006.

@	Management contract or compensatory plan or arrangement.