Form 10-Q
period 2006-09-30
AKAMAI TECHNOLOGIES INC
filed 2006-11-09
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 7, 2006: 156,428,630 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$99,123	$91,792
Marketable securities (including restricted securities of $1,053 at September 30, 2006 and $730 at December 31, 2005)	178,584	200,616
Accounts receivable, net of reserves of $7,503 at September 30, 2006 and $7,994 at December 31, 2005	67,375	52,162
Prepaid expenses and other current assets	14,386	10,428

Total current assets	359,468	354,998
Property and equipment, net	71,923	44,885
Marketable securities (including restricted securities of $3,102 at September 30, 2006 and $3,825 at December 31, 2005)	138,375	21,721
Goodwill	97,177	98,519
Other intangible assets, net	31,830	38,267
Deferred tax assets, net	324,353	328,308
Other assets	4,569	4,801

Total assets	$1,027,695	$891,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,926	$16,022
Accrued expenses	53,396	38,449
Deferred revenue	7,049	5,656
Current portion of accrued restructuring	1,248	1,749

Total current liabilities	81,619	61,876
Accrued restructuring, net of current portion	868	1,844
Other liabilities	3,513	3,565
1% convertible senior notes	200,000	200,000

Total liabilities	286,000	267,285

Commitments, contingencies and guarantees (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 156,223,608 shares issued and outstanding at September 30, 2006; 152,922,092 shares issued and outstanding at December 31, 2005	1,562	1,529
Additional paid-in capital	3,953,477	3,880,985
Deferred stock compensation	—	(7,537)
Accumulated other comprehensive income, net	1,112	471
Accumulated deficit	(3,214,456)	(3,251,234)

Total stockholders’ equity	741,695	624,214

Total liabilities and stockholders’ equity	$1,027,695	$891,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Revenues:
Services	$111,147	$75,602	$302,225	$198,858
Software and software-related	348	111	744	1,600

Total revenues	111,495	75,713	302,969	200,458

Costs and operating expenses:
Cost of revenues	24,984	15,295	65,495	39,571
Research and development	8,862	4,953	23,961	13,089
Sales and marketing	29,416	19,803	85,431	54,911
General and administrative	24,529	14,568	64,942	37,748
Amortization of other intangible assets	1,943	2,296	6,437	2,828

Total costs and operating expenses	89,734	56,915	246,266	148,147

Income from operations	21,761	18,798	56,703	52,311
Interest income	4,826	816	12,365	2,218
Interest expense	(856)	(1,383)	(2,401)	(4,568)
Loss on early extinguishment of debt	—	(1,370)	—	(1,370)
Other (expense) income, net	(448)	(63)	213	(712)
(Loss) gain on investments, net	—	(27)	259	(27)

Income before provision (benefit) for income taxes	25,283	16,771	67,139	47,852
Provision (benefit) for income taxes	11,264	(255,489)	30,361	(254,387)

Net income	$14,019	$272,260	$36,778	$302,239

Net income per weighted average share:
Basic	$0.09	$1.96	$0.24	$2.29
Diluted	$0.08	$1.71	$0.22	$2.00
Shares used in per weighted average share calculations:
Basic	155,739	139,204	154,753	132,125
Diluted	177,063	160,362	177,290	152,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$36,778	$302,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,782	16,199
Amortization of deferred financing costs	631	807
Stock-based compensation	34,776	2,267
Excess tax benefits from stock-based compensation	(19,601)	—
Change in deferred tax assets, net, including release of deferred tax asset valuation allowance	—	(255,187)
Utilization of tax net operating loss carryforward	29,096	—
Provision for doubtful accounts	433	1,020
Non-cash portion of loss on early extinguishment of debt	—	481
(Gain) loss on investments, disposal of property and equipment and foreign currency, net	(557)	707
Changes in operating assets and liabilities:
Accounts receivable	(13,998)	(10,792)
Prepaid expenses and other current assets	(4,814)	1,418
Accounts payable, accrued expenses and other current liabilities	18,518	(3,786)
Deferred revenue	1,102	1,700
Accrued restructuring	(1,506)	(1,401)
Other non-current assets and liabilities	(243)	(547)

Net cash provided by operating activities	109,397	55,125

Cash flows from investing activities:
Purchases of property and equipment	(37,808)	(21,119)
Capitalization of internal-use software costs	(9,044)	(6,936)
Purchases of short and long-term available for sale securities	(279,707)	(32,619)
Proceeds from sales and maturities of short and long-term available for sale securities	185,233	52,965
Cash acquired in business acquisition, net	—	1,717
Decrease in restricted investments held for security deposits	400	202

Net cash used in investing activities	(140,926)	(5,790)

Cash flows from financing activities:
Payments on capital leases	—	(398)
Excess tax benefits from stock-based compensation	19,601	—
Payments on repurchase of 5 1/2% convertible subordinated notes	—	(56,614)
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	18,651	7,721

Net cash provided by (used in) financing activities	38,252	(49,291)

Effects of exchange rate changes on cash and cash equivalents	608	(1,278)

Net increase (decrease) in cash and cash equivalents	7,331	(1,234)
Cash and cash equivalents at beginning of period	91,792	35,318

Cash and cash equivalents at end of period	$99,123	$34,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,004	$4,702
Cash paid for income taxes	2,115	606
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$2,792	$—
Acquisition of equipment through capital leases	—	586
Common stock and vested stock options issued and accrued transaction costs for acquisition of a business	—	131,211
Value of deferred compensation recorded for issuance of deferred stock units	—	930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Principles of Consolidation

Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises more than 21,000 servers in more than 900 networks in approximately 70 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing services for accelerating and improving delivery of content and applications over the Internet.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The accompanying condensed consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for future periods. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals, consisting only of normal recurring adjustments, that are necessary for a fair statement of the results as of and for the three and nine month periods ended September 30, 2006 and 2005.

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

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SAB 157 to have a material impact on its financial statements.

3.	Restricted Marketable Securities

As of September 30, 2006, $4.2 million of the Company’s marketable securities were classified as restricted. These securities primarily represent collateral for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases; $3.1 million of these securities are classified as long-term and $1.1 million are classified as short-term on the unaudited condensed consolidated balance sheet as of September 30, 2006. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2011.

4.	Accounts Receivable

Net accounts receivable consists of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005

Trade accounts receivable	$56,379	$51,019
Unbilled accounts	18,499	9,137

Total gross accounts receivable	74,878	60,156
Allowance for doubtful accounts	(2,581)	(2,277)
Reserve for cash basis customers	(1,947)	(2,539)
Reserve for service credits	(2,975)	(3,178)

Total accounts receivable reserves	(7,503)	(7,994)

Total accounts receivable, net	$67,375	$52,162

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005

Payroll and other related benefits	$27,636	$14,374
Property, use and other taxes	13,428	13,314
Bandwidth and co-location	9,222	7,781
Legal professional fees	654	679
Interest	583	83
Other	1,873	2,218

Total	$53,396	$38,449

6.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted, on a modified prospective basis, the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of stock-based compensation expense based on estimated fair values for all share-based payment awards made to employees, consultants, and directors, including employee stock options, restricted stock units, restricted stock awards, deferred stock units and employee stock purchases related to Akamai’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). Accordingly, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s expected service period. Additionally, in applying SFAS No. 123(R), the Company applies the provisions of SEC Staff Accounting Bulletin No. 107 (“SAB 107”) on share-based payments.

Equity Plans

In 1998, the Company’s Board of Directors (the “Board of Directors”) adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards are granted at the discretion of the Board of Directors or a committee thereof. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer the authority to grant equity incentive awards to employees of the Company below the level of Vice President, subject to certain specified limitations. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock awards and other types of equity awards. In March 2006, the Board of Directors adopted the Akamai Technologies, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. The stockholders of the Company approved the adoption of the 2006 Plan in May 2006. The total number of shares of common stock reserved for issuance under the 1998 Plan, the 2001 Plan and the 2006 Plan is 48,255,600, 5,000,000 and 7,500,000 shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan. To date, no stock options or other equity incentive awards have been issued under the 2006 Plan.

Under the terms of the 1998 Plan and the 2006 Plan, the exercise price of incentive stock options may not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan, the 2001 Plan and the 2006 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting is typically four years under all of the plans, and options are granted at the discretion

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

of the Board of Directors or a committee thereof. Under the 1998 Plan and 2001 Plan, the term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock. Under the 2006 Plan, the term of options granted may not exceed seven years.

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

In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3,100,000 shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1,500,000 shares, provided that the aggregate number of shares issuable under the 1999 ESPP shall not exceed 20,000,000. In April 2005, the Company’s Board of Directors approved amendments to the 1999 ESPP as follows: the duration of the offering periods was decreased from 24 months to six months; the number of times a participant may elect to change his or her percentage during an offering period was changed from four times to two times; the definition of “compensation” was amended to clarify that it includes cash bonuses and other cash incentive programs; and a provision was added to clarify that upon termination of an offering period, each eligible participant will be automatically enrolled in the next offering period. These amendments became effective in June 2005. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the nine-month periods ended September 30, 2006 and 2005, the Company issued 165,934 and 279,926 shares under the 1999 ESPP, respectively. As of September 30, 2006, $2.5 million had been withheld from employees for future purchases under the 1999 ESPP.

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of Akamai’s fiscal year 2006. Under the modified prospective transition method, stock-based compensation expense recognized during the three and nine months ended September 30, 2006 includes: shares issued under the 1999 ESPP during the offering period commencing on December 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; shares issued under the 1999 ESPP during the offering period commencing on June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); stock options and deferred stock units granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and stock options, deferred stock units, restricted stock and restricted stock units granted after December 31, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated; accordingly, the results of operations for the three and nine months ended September 30, 2006 and future periods will not be comparable to the Company’s historical results.

For stock options, Akamai has selected the Black-Scholes option pricing model to determine the fair value of the Company’s stock option awards. The estimated fair value of Akamai’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Deferred compensation related to awards granted prior to January 1, 2006 has been included in additional paid-in capital on the balance sheet at September 30, 2006; as of and prior to December 31, 2005, it was carried as a separate line item entitled “deferred stock compensation” in the stockholder’s equity portion of the balance sheet. SFAS No. 123(R) also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of excess windfall tax

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

benefits resulting from stock-based compensation has been reported as a separate line item entitled “excess tax benefits from stock-based compensation” in the consolidated statement of cash flows.

The effect of recording stock-based compensation in accordance with SFAS No. 123(R) for the three and nine month periods ended September 30, 2006 was as follows (in thousands):

	For the	For the
	Three Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2006

Stock-based compensation expense by type of award:
Stock options	$6,690	$17,491
Deferred stock units	1,457	1,976
Restricted stock units	6,233	16,081
Shares issued under the 1999 ESPP	1,192	2,020
Amounts capitalized as internal-use software	(1,058)	(2,792)

Total stock-based compensation before income taxes	14,514	34,776
Less: Income tax benefit	(4,765)	(11,499)

Total stock-based compensation, net of tax	$9,749	$23,277

Effect of stock-based compensation on income by line item:
Cost of revenues	$517	$1,323
Research and development expense	3,037	8,026
Sales and marketing expense	4,781	12,410
General and administrative expense	6,179	13,017
Benefit to income taxes	(4,765)	(11,499)

Total cost related to stock-based compensation	$9,749	$23,277

The fair value of Akamai’s stock option awards granted during the three and nine months ended September 30, 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the	For the
	Three Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2006

Expected life (years)	4.2	3.9
Risk-free interest rate(%)	4.9	4.7
Expected volatility(%)	70.4	67.4
Dividend yield(%)	—	—
Weighted average fair value per share at grant date	$22.10	$15.55

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The fair value of 1999 ESPP awards granted during nine months ended September 30, 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the
Nine Months
Ended September
30, 2006

Expected life (years)	0.5
Risk-free interest rate(%)	4.7
Expected volatility(%)	66.9
Dividend yield(%)	—
Weighted average fair value per share of shares purchased	$17.89

During the three months ended September 30, 2006, no ESPP awards were granted.

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

As of September 30, 2006, total unrecognized compensation cost for stock options, restricted stock units, deferred stock units and the 1999 ESPP awards was $97.7 million. This non-cash expense will be recognized through 2009 over a weighted average period of 1.5 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.

As a result of adopting SFAS No. 123(R), the Company’s income before taxes for the three and nine months ended September 30, 2006 was $213,000 and $6.9 million lower, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Net income for the three and nine months ended September 30, 2006 was $117,000 and $3.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.25 and $0.23, respectively, had the Company not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.24 and $0.22, respectively, for such periods. The Company’s adoption of SFAS No. 123(R) did not, however, have any impact on basic and diluted earnings per share for the three months ended September 30, 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from exercises of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from excess windfall tax benefits to be classified as financing cash flows, rather than as operating cash flows. The $19.6 million in excess windfall tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

Prior to the Adoption of SFAS No. 123(R)

For periods prior to 2006, the Company elected to apply APB No. 25 and related interpretations in accounting for its stock-based compensation.

The following is a reconciliation of pro forma net income per weighted average diluted share calculated as if the Company had adopted the fair value recognition provisions of SFAS No. 123 for the three and nine months

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

ended September 30, 2005 to the Company’s reported net income per weighted average diluted share (in thousands, except per share data):

	For the	For the
	Three Months	Nine Months
	Ended September	Ended September
	30, 2005	30, 2005

Net income, as reported	$272,260	$302,239
Add: stock-based employee compensation costs, net of tax included in reported net income	1,301	2,137
Deduct: stock-based employee compensation costs, net of tax determined under fair value method for all awards	(8,233)	(22,315)

Incremental stock option expense per SFAS No. 123	(6,932)	(20,178)

Pro forma net income	$265,328	$282,061

Net income per weighted average share, basic:
As reported	$1.96	$2.29
Pro forma	$1.91	$2.13
Net income per weighted average share, diluted:
As reported	$1.71	$2.00
Pro forma	$1.66	$1.87
Effect of employee stock-based compensation on income by line item:
Cost of revenues	$—	$—
Research and development expense	360	495
Sales and marketing expense	234	410
General and administrative expense	789	1,362

Total cost related to stock-based compensation	$1,383	$2,267

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

The fair value of Akamai’s stock-option awards granted during the three and nine months ended September 30, 2005 was estimated using the following weighted-average assumptions:

	For the	For the
	Three Months	Nine Months
	Ended September	Ended September
	30, 2005	30, 2005

Expected life (years)	5.0	5.0
Risk-free interest rate(%)	4.0	3.9
Volatility(%)	70.0	73.0
Dividend yield(%)	—	—
Weighted average fair value per share at grant date	$8.78	$8.65

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The fair value of 1999 ESPP awards granted during the nine months ended September 30, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the
Nine Months
Ended September
30, 2005

Expected life (years)	0.5
Risk-free interest rate(%)	2.1
Expected Volatility(%)	101.9
Dividend yield(%)	—
Weighted average fair value per share of shares purchased	$8.13

During the three months ended September 30, 2005, no ESPP awards were granted.

Stock Options

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, in limited circumstances, the Company’s Chief Executive Officer. Options granted to date generally have a contractual life of ten years and typically vest 25% one year from date of grant, and the remaining 75% vest in twelve equal quarterly installments so that all options are vested at the end of four years. Options to be granted under the 2006 Plan will have a contractual life of seven years.

The following tables summarize the stock option activity under all equity plans for the three and nine months ended September 30, 2006 and 2005:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2006	16,275,852	$8.65
Granted	773,650	25.36
Exercised	(1,322,667)	3.53
Forfeited	(318,530)	10.15

Outstanding at March 31, 2006	15,408,305	9.93
Granted	248,360	31.73
Exercised	(849,011)	4.39
Forfeited	(239,946)	11.98

Outstanding at June 30, 2006	14,567,708	10.62
Granted	181,750	38.49
Exercised	(917,198)	7.83
Forfeited	(80,931)	16.08

Outstanding at September 30, 2006	13,751,329	11.14

Exercisable at September 30, 2006	7,035,762	6.75

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2005	14,126,204	$6.92
Granted	827,500	12.06
Exercised	(628,255)	2.62
Forfeited	(366,166)	15.34

Outstanding at March 31, 2005	13,959,283	7.20
Granted	241,500	12.79
Exercised	(505,953)	3.69
Forfeited	(228,919)	10.14

Outstanding at June 30, 2005	13,465,911	7.38
Granted and assumed in business combination	4,929,916	9.77
Exercised	(761,336)	2.54
Forfeited	(242,774)	8.06

Outstanding at September 30, 2005	17,391,717	8.26

Exercisable at September 30, 2005	8,447,463	5.36

The total pre-tax intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $29.8 million and $8.8 million, respectively. For the nine months ended September 30, 2006 and 2005, the total pre-tax intrinsic value of options exercised was $81.6 million and $19.3 million, respectively. The total fair value of options vested for the three months ended September 30, 2006 and 2005 was $5.6 million and $6.3 million, respectively; and for the nine months ended September 30, 2006 and 2005 was $14.2 million and $18.3 million, respectively. The fair value of vested stock options for the three and nine months ended September 30, 2006 was calculated net of capitalized equity-related compensation of $1.1 million and $2.8 million, respectively. Cash proceeds from the exercise of stock options were $7.2 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively; and $15.7 million and $5.4 million for the nine months ended September 30, 2006 and 2005, respectively. Income tax benefits realized from the exercise of stock options during the three months ended September 30, 2006 and 2005 were $10.3 million and $3.3 million, respectively. For the nine months ended September 30, 2006 and 2005, income tax benefits realized from the exercise of stock options were $23.8 million and $7.0 million, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock options that are outstanding and expected to vest and stock options exercisable at September 30, 2006:

	Options Outstanding and Expected to Vest				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate	Number	Remaining	Average	Aggregate
	of	Contractual	Exercise	Intrinsic	of	Contractual	Exercise	Intrinsic
Range of Exercise Price ($)	Options	Life	Price	Value	Options	Life	Price	Value
		(In		(In		(In		(In
		years)		thousands)		years)		thousands)

0.01-0.90	1,240,177	5.4	$0.59	$61,270	1,135,920	5.1	$0.63	$56,068
0.96-1.65	1,424,644	5.9	1.41	69,212	1,413,601	5.9	1.41	68,672
2.27-4.08	742,462	5.8	3.25	34,704	727,130	5.7	3.25	33,984
4.10-5.44	1,851,975	6.1	4.87	83,560	1,573,742	5.9	4.86	71,022
5.49-6.35	72,389	5.3	5.78	3,200	69,672	5.2	5.80	3,079
8.55-12.81	832,443	7.7	11.68	31,887	430,453	7.2	11.33	16,642
12.85-14.86	3,954,027	8.0	14.24	141,349	1,061,937	7.1	13.96	38,260
15.22-22.47	876,773	6.2	16.94	28,973	498,950	4.3	15.50	17,207
22.97-32.92	788,776	9.3	27.16	18,007	24,500	4.3	31.69	448
35.05-46.17	189,262	8.4	39.21	2,039	45,232	3.7	36.45	612
61.94-85.00	51,125	3.5	77.81	—	51,125	3.5	77.81	—
93.94	1,750	3.7	93.94	—	1,750	3.7	93.94	—
197.50	1,750	2.0	197.50	—	1,750	2.0	197.50	—

	12,027,553	6.9	10.71	$474,201	7,035,762	5.9	6.75	$305,994

Expected forfeitures	1,723,776

Total options outstanding	13,751,329

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Akamai’s closing stock price of $49.99 on September 30, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares related to “in-the-money” options exercisable as of September 30, 2006 was approximately 7.0 million.

Deferred Stock Units

On May 23, 2006, the Company granted an aggregate of 33,545 deferred stock units (“DSUs”) under the Company’s 1998 Plan to non-employee members of its Board of Directors and its Executive Chairman. During 2003, 2004 and 2005, the Company granted an aggregate of 259,876 DSUs to non-employee members of its Board of Directors and to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter.

On September 20, 2006, the Company’s Board of Directors adopted a policy (the “Policy”) with respect to the payment of compensation to a director in good standing upon such director’s departure from the Board. Pursuant to the Policy, upon a director’s departure from the Board, such director will receive a cash payment equal to the annual cash retainer payable to such director under our non-employee director compensation plan pro-rated through the date of departure and 100% of the unvested shares underlying DSUs held by such director will accelerate at the time of departure and become exercisable in full. In addition, if a director has completed three years of Board service at

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

the time of departure, 100% of the unvested options initially granted to such director upon joining the Board will accelerate at the time of departure and become exercisable in full. As a result of the adoption of the Policy, the Company accelerated the remaining unamortized compensation expense related to options and DSUs issued to non-employee directors of $1.2 million during the three months ended September 30, 2006.

The following table summarizes the DSU activity for the three and nine months ended September 30, 2006:

		Weighted Average
		Grant Date
	Units	Fair Value

Outstanding at January 1, 2006	194,284	$9.34
Vested and distributed	(932)	15.38

Outstanding at March 31, 2006	193,352	9.31
Granted	33,545	31.15
Vested and distributed	(6,439)	13.77

Outstanding at June 30, 2006	220,458	12.50
Vested and distributed	(11,021)	4.91

Outstanding at September 30, 2006	209,437	12.90

The following table summarizes the DSU activity for the three and nine months ended September 30, 2005:

		Weighted Average
		Grant Date
	Units	Fair Value

Outstanding at January 1, 2005	189,062	$6.43
Granted	—	—
Vested and distributed	—	—

Outstanding at March 31, 2005	189,062	6.43
Granted	58,366	12.85
Vested and distributed	(3,728)	15.38

Outstanding at June 30, 2005	243,700	7.83
Granted	12,448	14.46
Vested and distributed	(60,932)	4.27

Outstanding at September 30, 2005	195,216	9.36

The total fair value of DSUs that vested during the nine months ended September 30, 2005 and 2006 was $318,000 and $157,000, respectively. The grant date fair value of DSUs is calculated based upon the Company’s closing stock price on the date of grant. As of September 30, 2006, 60,106 shares of DSUs were unvested, with an aggregate intrinsic value of $3.0 million and a weighted average remaining contractual life of approximately 9.2 years. These units are expected to vest through May 2008. All DSUs vest as directors continue their service on the Board or upon a director’s departure from the Board.

Restricted Stock Units

During the three and nine months ended September 30, 2006, the Company granted an aggregate of 1,800 and 824,081 restricted stock units (“RSUs”), respectively, to its employees. These RSUs generally vest in three equal annual installments over the three-year period following the grant date. Each RSU represents the right to receive one

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the equity-related compensation expense is recognized over the vesting period of three years.

Additionally, in connection with the original grants of RSUs noted in the preceding paragraph, the Company also granted performance-based RSUs to its employees. These performance-based RSUs will only vest to the extent that the Company exceeds specified cumulative revenue and earnings per share targets for fiscal years 2006, 2007 and 2008. The maximum number of performance-based RSUs that may vest is equal to 300% of the number of non- performance-based RSUs granted on the same date; such maximum vesting would only occur if the Company meets or exceeds 110% of both its cumulative revenue and earnings per share targets for fiscal years 2006, 2007 and 2008. No performance-based RSUs will vest if the Company fails to exceed the applicable targets. If the Company’s cumulative revenue and/or earnings per share results for the applicable years is between 100% and 110% of the targets, the holder would receive between zero performance-based RSUs and the maximum deliverable amount set forth above. For the three and nine months ended September 30, 2006, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative performance. Such compensation cost is being recognized over three years. Management will continue to review the Company’s expected performance in relation to the applicable targets and adjust the compensation cost, if needed, at each reporting period. During the three and nine months ended September 30, 2006, the Company granted 5,400 and 2,397,243 performance-based RSUs, respectively, to its employees.

The following table summarizes the RSU activity for the three and nine months ended September 30, 2006:

		Weighted Average
		Grant Date
	Units	Fair Value

Granted	3,214,124	$25.43
Forfeited	(9,100)	25.54

Outstanding at March 31, 2006	3,205,024	25.43
Forfeited	(38,500)	25.54

Outstanding at June 30, 2006	3,166,524	25.40
Granted	7,200	34.72
Forfeited	(35,100)	25.54

Outstanding at September 30, 2006	3,138,624	25.43

The grant date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of January 1, 2005, September 30, 2005 and January 1, 2006 no RSUs were outstanding. As of September 30, 2006, 3,138,624 RSUs were outstanding and unvested, with an aggregate intrinsic value of $156.9 million and a weighted average remaining contractual life of approximately 9.37 years. These RSUs are expected to vest through March 2009.

7.	Net Income per Share

Basic net income per weighted average share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per weighted average share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, DSUs, RSUs, unvested restricted common stock and convertible notes.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Net income, as reported, basic	$14,019	$272,260	$36,778	$302,239
Add back of interest expense on 1% convertible senior notes	710	1,325	2,131	2,131

Numerator for diluted net income	$14,729	$273,585	$38,909	$304,370

Denominator:
Denominator for basic net income per common share	155,739	139,204	154,753	132,125
Effect of dilutive securities:
Stock options	7,813	7,697	8,925	7,150
Restricted common stock, restricted stock units and deferred stock units	566	148	667	116
Assumed conversion of 5 1/2% convertible subordinated notes	—	368	—	—
Assumed conversion of 1% convertible senior notes	12,945	12,945	12,945	12,945

Denominator for diluted net income per common share	177,063	160,362	177,290	152,336

Basic net income per common share	$0.09	$1.96	$0.24	$2.29
Diluted net income per common share	$0.08	$1.71	$0.22	$2.00

The following potential common shares have been excluded from the computation of diluted net income per share for the periods presented because their effect would have been antidilutive (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock options	112	5,869	295	6,700

Additionally, for each of the three and nine months ended September 30, 2006, 2,335,203 shares issuable in respect of restricted stock units have been excluded from the computation of diluted net income per share because the performance conditions had not been met as of September 30, 2006.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$14,019	$272,260	$36,778	$302,239
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	(211)	(148)	331	(693)
Unrealized gain (loss) on investments	703	(43)	310	(105)

Other comprehensive income (loss)	492	(191)	641	(798)
Income tax expense related to items of other comprehensive income	(219)	—	(290)	—

Comprehensive income	$14,292	$272,069	$37,129	$301,441

For the periods presented, accumulated other comprehensive income, net consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$1,268	$937
Net unrealized loss on investments	(156)	(466)

Total accumulated other comprehensive income, net	$1,112	$471

9.	Business Acquisition

In June 2005, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Speedera Networks, Inc. (“Speedera”) in exchange for 10.6 million shares of Akamai common stock and options to purchase 1.7 million shares of Akamai common stock. Speedera provided distributed content delivery services. The Company acquired Speedera because Akamai believed it would enable the Company to better compete against larger managed services vendors and other content delivery providers by expanding its customer base and providing customers with a broader suite of services.

The aggregate purchase price, net of cash received, was valued at the date of closing at $142.2 million, which consisted of $121.5 million in shares of common stock, $18.2 million in fair value of the Company’s stock options and transaction costs of $2.5 million, which primarily consisted of fees for financial advisory and legal services. The acquisition was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by Akamai’s management and, with respect to identified intangible assets, by Akamai’s management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Speedera customers; a trained technical workforce in place in the United States and India; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (See Note 10).

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions during 2000 and 2005. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. In 2005, the Company recorded goodwill of $96.3 million and other intangible assets of $43.2 million as a result of the acquisition of Speedera. During the three months ended September 30, 2006, the Company made a purchase accounting adjustment to reflect the deferred tax assets and liabilities recorded as a result of filing the final pre-acquisition income tax return for Speedera. As a result, the Company increased its net deferred tax assets by $1.1 million mainly due to an increase in the federal and state research and development credits, which resulted in a reduction of goodwill.

The change in the carrying amount of goodwill recorded as a result of the Speedera acquisition during the three and nine months ended September 30, 2006 was as follows:

(In thousands)

Ending balance, December 31, 2005	$98,519
Adjustment to purchase price allocations	(172)

Ending balance, March 31, 2006	$98,347
Adjustment to purchase price allocations	(43)

Ending balance, June 30, 2006	$98,304
Adjustment to purchase price allocations	(1,127)

Ending balance, September 30, 2006	$97,177

The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2006 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2006. The fair value on January 1, 2006 exceeded the fair value of net assets of the reporting unit, including goodwill. The carrying value of goodwill, including goodwill recorded as a result of the Speedera acquisition, will next be tested for impairment at January 1, 2007, unless events or changes in circumstances suggest a significant reduction in value prior to that date.

Other intangible assets subject to amortization consist of the following (in thousands):

	September 30,
	2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(798)	$202
Customer relationships	40,900	(10,110)	30,790
Non-compete agreements	1,300	(565)	735
Acquired license rights	490	(387)	103

Total	$43,690	$(11,860)	$31,830

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(431)	$569
Customer relationships	40,900	(4,404)	36,496
Non-compete agreements	1,300	(241)	1,059
Acquired license rights	490	(347)	143

Total	$43,690	$(5,423)	$38,267

Aggregate expense related to amortization of other intangible assets for the three months ended September 30, 2006 and 2005 was $1.9 million and $2.3 million, respectively. For the nine months ended September 30, 2006 and 2005 aggregate expense related to amortization of other intangible assets was $6.4 million and $2.8 million, respectively. Aggregate expense related to amortization of other intangible assets is expected to be $2.0 million for the remainder of fiscal 2006 and $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2007, 2008, 2009 and 2010, respectively.

11.	Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of September 30, 2006. As of December 31, 2005, one customer had an accounts receivable balance of 13% of total accounts receivable. The Company believes that concentration of credit risk related to accounts receivable is not significant.

12.	Restructurings and Lease Terminations

As of September 30, 2006, the Company had approximately $2.1 million of accrued restructuring liabilities. As part of the Speedera acquisition in June 2005, the Company’s management committed to a plan to exit certain activities of the Company. In accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a liability of $1.8 million related to a workforce reduction of approximately 30 employees from Speedera. This liability primarily consisted of employee severance and outplacement costs. The Company expects that this liability will be fully paid by June 2008. For the period from June 10, 2005, the date of acquisition, through September 30, 2006, approximately $900,000 in payments were charged against the severance accrual.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restructuring activity for the nine months ended September 30, 2006 (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2005	$2.3	$1.3	$3.6
Cash payments during the nine months ended September 30, 2006	(1.1)	(0.4)	(1.5)

Ending balance, September 30, 2006	$1.2	$0.9	$2.1
Current portion of accrued restructuring liabilities	$1.2	$—	$1.2

Long-term portion of accrued restructuring liabilities	$—	$0.9	$0.9

The following table summarizes the restructuring activity for the nine months ended September 30, 2005 (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2004	$3.6	$—	$3.6
Accrual recorded in purchase accounting	—	1.8	1.8
Cash payments during the nine months ended September 30, 2005	(1.0)	(0.4)	(1.4)

Ending balance, September 30, 2005	$2.6	$1.4	$4.0
Current portion of accrued restructuring liabilities	$1.4	$0.4	$1.8

Long-term portion of accrued restructuring liabilities	$1.2	$1.0	$2.2

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

5 1/2% Convertible Subordinated Notes

During the three months ended September 30, 2005, the Company redeemed an aggregate of $56.6 million in principal amount of its remaining outstanding 5 1/2% convertible subordinated notes due 2007 (the “5 1/2% convertible subordinated notes”) for total cash payments of $58.1 million. The purchase price was $1,015.71 for each $1,000 in principal amount of 5 1/2% convertible subordinated notes repurchased. The Company recorded the outstanding deferred financing costs relating to these repurchased notes and premium paid of $481,000 and $889,000, respectively, for the three months ended September 30, 2005, to loss on early extinguishment of debt. For the three and nine months ended September 30, 2005, amortization of deferred financing costs of the Company’s 5 1/2% convertible subordinated notes was approximately $44,000 and $175,000, respectively. As of December 31, 2005, all of the 5 1/2% convertible subordinated notes were fully redeemed by the Company and no longer outstanding.

1% Convertible Senior Notes

In December 2003 and January 2004, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 (the “1% convertible senior notes”) for aggregate proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. As of September 30, 2006, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $326.9 million, respectively. The initial conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes), subject to adjustment in certain events. The Company may

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, which consisted of the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $210,000 for each of the three-month periods ended September 30, 2006 and 2005. For each of the nine-month periods ended September 30, 2006 and 2005, amortization of deferred financing costs of the 1% convertible senior notes was approximately $631,000. Using the interest method, the Company records the amortization of deferred financing costs as interest expense in the condensed consolidated statement of operations.

14.	Segment and Enterprise-Wide Disclosure

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of September 30, 2006, Akamai operated in one business segment: providing services for accelerating and improving the delivery of content and applications over the Internet.

The Company deploys its servers into networks worldwide. As of September 30, 2006, the Company had $57.4 million and $14.5 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2005, the Company had $36.3 million and $8.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses certain software through a direct sales force located both in the United States and abroad. For each of the three- and nine-month periods ended September 30, 2006, approximately 22% of revenues was derived from the Company’s operations outside the United States, including 18% from Europe during each of such periods. For the three- and nine-month periods ended September 30, 2005, approximately 20% and 21%, respectively, of revenues was derived from the Company’s operations outside the United States, including 15% and 16%, respectively, from Europe. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For each of the three- and nine-month periods ended September 30, 2006 and September 30, 2005, no customer accounted for more than 10% of total revenues.

15.	Taxes

At September 30, 2005, the Company released a significant portion of its United States and foreign deferred tax asset valuation allowance. At September 30, 2006, a valuation allowance of $6.9 million remained, which relates to certain state net operating losses (“NOLs”), that the Company expects will expire without being utilized.

The Company’s effective tax rate, including discrete items, was 44.6% and 45.2% for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, the effective tax rate, not including the discrete tax benefit of $255.3 million from the release of the valuation allowance, was (0.9)% and 2%, respectively. The effective income tax rate is based upon the estimated income for the year, and the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits. The discrete items include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the 1999 ESPP as required by SFAS No. 123(R)

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

and adjustments, if any, for the potential tax consequences, benefits or resolutions for tax audits. For the three and nine months ended September 30, 2006, the effective tax rate varied from the statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R). For the three and nine months ended September 30, 2005, the effective tax rate varied from the statutory tax rate mainly due to the benefit related to the valuation allowance that existed at that time.

The Company has recorded certain non-income tax reserves as of September 30, 2006, to address potential exposures related to its sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate tax liability or benefit resulting from these matters may be materially greater or less than the amount that the Company estimated.

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

16.	Commitments, Contingencies and Guarantees

Operating Leases Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through June 2013 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of September 30, 2006 are as follows (in thousands):

Operating Leases

Remaining 2006	$2,200
2007	8,304
2008	6,629
2009	4,195
2010	2,106
Thereafter	713

Total	$24,147

The Company has entered into a sublease agreement with a tenant of its Cambridge, Massachusetts property. The contracted amounts payable to the Company by this sublease tenant are $52,000, $208,000, $208,000 and $87,000 for the remainder of 2006 and for the years ending December 31, 2007, 2008 and 2009, respectively.

Purchase Commitments

The Company has long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2006 and for the years ending December 31, 2007, 2008 and 2009, the minimum commitments pursuant to contracts currently in effect are approximately $5.3 million,

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

$8.6 million, $3.9 million and $156,000, respectively. The Company had an equipment purchase commitment of approximately $500,000 as of September 30, 2006. This purchase commitment expires in August 2007 in accordance with the terms of the applicable agreement. Additionally, as of September 30, 2006, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $2.9 million, which are expected to be paid during the remainder of 2006.

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

Guarantees

The Company has identified guarantees in accordance with FASB Interpretation 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under SFAS No. 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s guarantees issued or modified during the three months ended September 30, 2006 was determined to be immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “continues,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise.

We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We have structured these contracts with the goal of having a consistent and predictable base level of income, which we consider important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly recurring revenue due to customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities our existing customers purchase. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	22.4	20.2	21.6	19.7
Research and development expense	7.9	6.5	8.0	6.5
Sales and marketing expense	26.4	26.2	28.2	27.3
General and administrative expense	22.0	19.2	21.4	18.8
Amortization of other intangible assets	1.7	3.0	2.1	1.4

Total cost and operating expenses	80.4	75.1	81.3	73.7

Income from operations	19.6	24.9	18.7	26.3
Interest income	4.3	1.1	4.1	1.1
Interest expense	(0.8)	(1.8)	(0.8)	(2.3)
Other (expense) income, net	(0.4)	(0.1)	—	(0.4)
Loss on early extinguishment of debt	—	(1.8)	—	(0.7)
(Loss) gain on investments, net	—	—	0.1	—

Income before provision (benefit) for income taxes	22.7	22.3	22.1	24.0
Provision (benefit) for income taxes	10.1	(337.4)	10.0	(126.9)

Net income	12.6%	359.7%	12.1%	150.9%

We were profitable for the fiscal year 2005 and for the nine months ended September 30, 2006; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•	During each quarter of 2005 and for the first three quarters of 2006, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•	During the first three quarters of 2006, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. However, due to increased traffic delivered over our network, our total bandwidth costs have increased during these periods. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by the reductions in bandwidth costs per unit that we have realized and may continue to realize in the future. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations for the remainder of 2006 and in 2007.

•	During each of the first three quarters of 2006, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to prior years if our customer base continues to grow.

•	During the quarter ended September 30, 2006, revenues derived from customers outside the United States accounted for 22% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 20% and 25% for the remainder of 2006 and in 2007.

•	As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” or SFAS No. 123(R), which requires us to record compensation expense for employee stock awards at fair value at the time of grant. As a result, our equity-based compensation expense increased, causing our net income to decrease significantly. For the three and nine months ended September 30, 2006, our pre-tax equity-compensation expense was $14.5 million and $34.8 million, respectively, as compared to $1.4 million and $2.3 million for the three and nine months ended September 30, 2005, respectively. We expect that equity-based compensation expense will continue at the current rate, or slightly increase in the future, because we have a significant number of unvested employee awards outstanding and plan to continue to grant equity-based compensation in the future. As of September 30, 2006, our total unrecognized compensation costs for equity-based awards were $97.7 million, which we expect to recognize as expense over a weighted average period of 1.5 years.

•	Depreciation expense related to our network equipment increased during the third quarter of 2006 as compared to the first and second quarters of 2006 as we have increased our purchases of servers in an effort to expand our network and improve the quality of our services. We expect this trend to continue during the remainder of 2006 and in 2007; accordingly, we believe that depreciation expense related to our network will continue to increase, on a quarterly basis, during those periods. In addition, we expect to continue to enhance and add functionality to our service offerings and, therefore, to increase the amount of our capitalized internal-use software costs, which includes equity-related compensation expense attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase on a quarterly basis during the fourth quarter of 2006 and in 2007.

•	During the nine months ended September 30 2006, our effective tax rate, including discrete items, was 45.2%. While we expect our annual effective tax rate to remain relatively constant on a quarterly basis during the fourth quarter of 2006 and in 2007, we do not expect to make significant cash tax payments due to the continued utilization of our deferred tax assets.

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

As a result, there is no assurance that we will achieve our expected financial objectives, including generating positive net income in 2006 or 2007.

Critical Accounting Policies and Estimates

Overview

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim periods. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, accounts receivable reserves, investments, intangible assets, capitalized internal-use software costs, income and other taxes, depreciable lives of property and equipment, stock-based compensation costs, restructuring accruals and contingent obligations. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable at the time made and under the circumstances. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2005 for further discussion of these critical accounting policies and estimates.

Accounting for Stock-Based Compensation

Since January 1, 2006, we have accounted for stock-based compensation in accordance with SFAS No. 123(R). Historically, we recognized stock option costs pursuant to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and elected to disclose the impact of expensing stock options pursuant to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” in the notes to our financial statements. (See Note 6 to the Financial Statements included in this quarterly report on Form 10-Q). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our quarterly assumptions may differ from those used in prior periods because of adjustments to the calculation of such assumptions based upon the guidance of SFAS No. 123(R) and Staff Accounting Bulletin No. 107, “Share-Based Payment.” Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.

Results of Operations

Revenues.  Total revenues increased 47%, or $35.8 million, to $111.5 million for the three months ended September 30, 2006 as compared to $75.7 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, total revenues increased 51%, or $102.5 million, to $303.0 million as compared to $200.5 million for the nine months ended September 30, 2005. The increase in total revenues for the three months ended September 30, 2006 as compared to the same period in the prior year was primarily attributable to an increase in service revenue of $35.5 million. Service revenue, which consists of revenue from our content and application delivery services, increased 47% for the three months ended September 30, 2006 as compared to the same period in the prior year. The increase in service revenue was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers and increases in the average revenue per customer. The increase in total revenues for the nine months ended September 30, 2006 as compared to the same period in the prior year was primarily attributable to an increase in service revenue of $103.4 million. Our delivery of streaming services for a number of high-profile media events during the nine months ended September 30, 2006 also contributed to higher service revenue. Also contributing to the increase in service revenue for the nine months ended September 30, 2006 were revenues generated through the acquisition of Speedera. As of September 30, 2006, we had approximately 2,100 customers under recurring revenue contracts as compared to approximately 1,800 as of September 30, 2005.

For the three months ended September 30, 2006, software and software-related revenues increased $0.2 million, or 214%, as compared to the same period in the prior year. For the nine months ended September 30, 2006, software and software-related revenues decreased $0.9 million, or 54%, as compared to the same period in the prior year. Software and software-related revenues includes sales of customized software projects and technology licensing. The decrease in software and software-related revenues over the nine month period presented reflects a reduction in the number of customized software projects that we undertook for customers and a decrease in the number of software licenses executed with customers. We do not expect software and software-related revenue to increase as a percentage of revenues for the remainder of 2006.

For the three months ended September 30, 2006 and 2005, 22% and 20%, respectively, of our total revenues were derived from our operations located outside of the United States, including 18% and 15%, respectively, derived from Europe. For the nine months ended September 30, 2006 and 2005, 22% and 21%, respectively, of our total revenues were derived from our operations located outside of the United States, including 18% and 16%, respectively, derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods.

For the three and nine months ended September 30, 2006, resellers accounted for 20% and 22%, respectively, of total revenues, as compared to 24% of revenues for each of the three and nine months ended September 30, 2005. For each of the three and nine month periods ended September 30, 2006 and 2005, no customer accounted for 10% or more of total revenues.

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

Cost of revenues increased 63%, or $9.7 million, to $25.0 million for the three months ended September 30, 2006 as compared to $15.3 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, cost of revenues increased 66%, or $25.9 million, to $65.5 million as compared to $39.6 million for the nine months ended September 30, 2005. These increases were primarily due to an increase in amounts paid to network providers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment as we continued to invest in our infrastructure. Additionally, during the three and nine months ended September 30, 2006, cost of revenues includes equity-related compensation expense of $517,000 and $1.3 million, respectively, resulting from our adoption of SFAS No. 123(R).

Cost of revenues during the three- and nine-month periods ended September 30, 2006 also included credits received of approximately $450,000 and $1.3 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. During the three and nine months ended September 30, 2005, cost of revenues included similar credits of approximately $326,000 and $916,000, respectively. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, will vary.

Cost of revenues is comprised of the following (in millions):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Bandwidth, co-location and storage fees	$15.7	$9.9	$41.0	$25.4
Payroll and related costs of network operations personnel	1.5	0.9	4.3	2.8
Stock-based compensation	0.5	—	1.3	—
Cost of software licenses	—	0.1	—	0.6
Depreciation and impairment of network equipment and amortization of internal-use software and stock-based compensation	7.3	4.4	18.9	10.8

Total cost of revenues	$25.0	$15.3	$65.5	$39.6

We have long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2006 and for the years ending December 31, 2007, 2008 and 2009, the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $5.3 million, $8.6 million, $3.9 million and $156,000, respectively.

We expect that cost of revenues will increase on a quarterly basis during the fourth quarter of 2006 and in 2007. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with payroll and related costs, as we expect to continue to make investments in our network to service our expanding customer base. Cost of revenues is also expected to increase as a result of expensing employee stock awards at fair value in accordance with SFAS No. 123(R). The adoption of SFAS No. 123(R) will also result in additional expense associated with the amortization of stock-based compensation.

Research and Development.  Research and development expenses consist primarily of payroll and related costs and stock-based compensation for research and development personnel who design, develop, test and enhance our services, network and software. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three and nine months ended September 30, 2006, we capitalized software development costs of $2.8 million and $8.3 million, respectively, net of impairments. During the three and nine months ended September 30, 2005, we capitalized software development costs of $2.2 million and $6.4 million, respectively, net of impairments. These development costs consisted of external consulting and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and nine months ended September 30, 2006, we capitalized $1.1 million and $2.8 million, respectively, of stock-based compensation in connection with our adoption of SFAS No. 123(R). These capitalized internal-use software costs are amortized to costs of revenues over their estimated useful lives of two years.

Research and development expenses increased 79%, or $3.9 million, to $8.9 million for the three months ended September 30, 2006, as compared to $5.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, research and development expenses increased 83%, or $10.9 million, to $24.0 million, as compared to $13.1 million for the nine months ended September 30, 2005. The increase in research and development expenses in the three- and nine-month periods ended September 30, 2006 as compared to the same periods in the prior year was due to an increase in payroll and related costs due to an increase in headcount, as well as additional stock-based compensation expense. The following table quantifies the net increase in research and development expenses for the periods presented (in millions):

	For the	For the
	Three Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2006
	as Compared	as Compared
	to 2005	to 2005

Payroll and related costs	$1.5	$3.9
Stock-based compensation	2.7	7.7
Capitalized salaries and other expenses	(0.3)	(0.7)

Total net increase	$3.9	$10.9

We believe that research and development expenses will continue to increase on a quarterly basis in the fourth quarter of 2006 and in 2007, as we anticipate continued increases in hiring of development personnel and make investments in our core technology and refinements to our other service offerings. Additionally, expenses are expected to increase as a result of expensing employee stock-based compensation at fair value in accordance with the adoption of SFAS No. 123(R).

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll and related costs, equity-related compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 49%, or $9.6 million, to $29.4 million for the three months ended September 30, 2006, as compared to $19.8 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, sales and marketing expenses increased 56%, or $30.5 million, to $85.4 million, as compared to $54.9 million for the nine months ended September 30, 2005. The increase in sales and marketing expenses in the three- and nine-month periods ended September 30, 2006 as compared to the same periods in the prior year was primarily due to higher payroll and related costs, particularly commissions for sales and marketing personnel, due to revenue growth. Additionally, during the three and nine months ended September 30, 2006, marketing and related costs increased as compared to the same periods in 2005 due to an increase in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), offset by a slight reduction in advertising and promotional costs. The following table quantifies the net increase in sales and marketing expenses for the periods presented (in millions):

	For the	For the
	Three Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2006
	as Compared	as Compared
	to 2005	to 2005

Payroll and related costs	$5.4	$18.2
Stock-based compensation	4.5	12.0
Marketing and related costs	—	(0.4)
Other expenses	(0.3)	0.7

Total net increase	$9.6	$30.5

We believe that sales and marketing expenses will continue to increase on a quarterly basis during the remainder of 2006 and in 2007 due to an expected increase in commissions on higher forecasted sales, the expected increase in hiring of sales and marketing personnel, and anticipated increases in other marketing costs such as advertising. Additionally, sales and marketing expenses are expected to increase as a result of expensing employee stock-based compensation at fair value in accordance with the adoption of SFAS No. 123(R).

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

General and administrative expenses increased 68%, or $10.0 million, to $24.5 million for the three months ended September 30, 2006 as compared to $14.6 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, general and administrative expenses increased 72%, or $27.2 million, to $64.9 million as compared to $37.7 million for the nine months ended September 30, 2005. The increase in general and administrative expenses in both the three and nine months ended September 30, 2006 was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as stock-based compensation expense. This increase was offset by a slight reduction in provision for doubtful accounts. The following table quantifies the net increase in general and administrative expenses for the periods presented (in millions):

	For the	For the
	Three Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2006
	as Compared	as Compared
	to 2005	to 2005

Payroll and related costs	$2.1	$7.8
Stock-based compensation	5.4	11.5
Non-income taxes	0.4	3.1
Depreciation and amortization	0.5	0.9
Facilities and related costs	0.3	0.8
Consulting and advisory services	0.5	0.1
Provision for doubtful accounts	(0.4)	(0.2)
Other expenses	1.2	3.2

Total net increase	$10.0	$27.2

During the three and nine months ended September 30, 2006, we capitalized software development costs of approximately $129,000 and $712,000, respectively, consisting of external consulting costs and payroll and payroll-related costs for personnel involved in the development of internally-used software applications. During the three and nine months ended September 30, 2005, we capitalized approximately $322,000 and $525,000, respectively, of similar software development costs. Once the projects are completed, such costs will be amortized and included in general and administrative expenses.

During the remainder of 2006, we expect general and administrative expenses to increase on a quarterly basis due to anticipated increased payroll and related costs attributable to increased hiring, an increase in non-income tax expense and an increase in rent and facility costs associated with the expansion of our office space in 2005 and 2006. Additionally, general and administrative expenses are expected to increase as a result of expensing stock-based compensation at fair value in accordance with the adoption of SFAS No. 123(R).

Amortization of Other Intangible Assets.  Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets decreased 15%, or $353,000, to $1.9 million for the three months ended September 30, 2006 as compared to $2.3 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, amortization of intangible assets increased 128%, or $3.6 million, to $6.4 million, as compared to $2.8 million for the nine months ended September 30, 2005. The increase in amortization of other intangible assets during the nine months ended September 30, 2006 as compared to the same period in the prior year was due to the amortization of intangible assets from the acquisition of Speedera in June 2005. We expect to amortize approximately $2.0 million of intangible assets for the remainder of 2006, and $7.4 million, $6.1 million, $4.8 million and $4.1 million for fiscal years 2007, 2008, 2009 and 2010, respectively.

Interest Income.  Interest income includes interest earned on invested cash balances and marketable securities. Interest income increased 491%, or $4.0 million, to $4.8 million for the three months ended September 30, 2006 as compared to $816,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest income increased 457%, or $10.1 million, to $12.4 million as compared to $2.2 million for the nine months ended September 30, 2005. The increase was due to an increase in our invested marketable securities period over period, due to investment of the $202.1 million in proceeds received from our public equity offering of 12.0 million shares of our common stock in November 2005, as well as generating more cash from operations. We also experienced an increase in interest rates earned on our investments.

Interest Expense.  Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 38%, or $527,000, to $856,000 for the three months ended September 30, 2006 as compared to $1.4 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest expense decreased 47%, or $2.2 million, to $2.4 million as compared to $4.6 million for the nine months ended September 30, 2005. The decrease in interest expense in the three- and nine- month periods ended September 30, 2006 compared to the same periods in the prior year was a result of our redemption of our 5 1/2% convertible subordinated notes. We believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $3.2 million in the aggregate for fiscal year 2006.

Loss on Early Extinguishment of Debt.  During the three and nine months ended September 30, 2005, we recorded a loss on early extinguishment of debt of $1.4 million as a result of our redemption of our remaining 5 1/2% convertible subordinated notes. This loss of $1.4 million consists of a reduction of $480,000 of deferred financing costs associated with repurchases of notes prior to their maturity and $890,000 in premiums above par value paid to repurchase such notes. There have been no similar losses recorded in 2006.

Other (Expense) Income, net.  Other (expense) income, net primarily represents net foreign exchange gains and losses incurred. Other expense, net for the three months ended September 30, 2006 increased to $448,000 as compared to $63,000 for the three months ended September 30, 2005. Other income, net for the nine months ended September 30, 2006 was $213,000 as compared to other expense, net of $712,000 for the nine months ended September 30, 2005. Theses changes during the three and nine months ended September 30, 2006 as compared to prior periods were due to exchange rate fluctuations. Additionally, during the nine months ended September 30, 2005, other expense, net includes $518,000 of gains on legal settlements. Other (expense) income, net may fluctuate in the future based upon movements in foreign exchange rates or other events.

(Loss) Gain on Investments, net.  During the nine months ended September 30, 2006, we recorded a net gain on investments of $259,000, on the sale of marketable securities. During each of the three and nine months ended September 30, 2005, we recorded a loss from the sale of marketable securities of $27,000. We do not expect significant gains or losses on investments for the remainder of 2006.

Provision (Benefit) for Income Taxes.  During the three and nine months ended September 30, 2006, our effective tax rate including discrete items was 44.6% and 45.2%, respectively. For the three and nine months ended September 30, 2005, the effective tax rate, not including the discrete tax benefit of $255.3 million from the release of the deferred tax asset valuation allowance, was (0.9)% and 2%, respectively. The effective income tax rate is based upon the estimated income for the year, and the composition of the income in different countries. At September 30, 2005, we released a significant portion of our United States and foreign deferred tax asset valuation allowance, which was the primary factor in the increase in our effective tax rate between the third quarter of 2005 and 2006. At September 30, 2006, we had a $6.9 million valuation allowance, which relates to certain state net operating losses, or NOLs, that we expect will expire without being utilized.

While we expect our annual effective tax rate for the fourth quarter of 2006 and in 2007 to remain relatively consistent, this expectation does not take into consideration the effect of discrete items recorded as a result of the adoption of SFAS No. 123(R). The effective tax rate including the discrete items could be volatile depending of the nature and timing of the dispositions of incentive stock options and other employee stock options.

Because of the availability of the NOLs, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid in respect of income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized. In determining our net deferred tax assets and valuation allowances, and projections of our future provision for income taxes, annualized effective tax rates, and cash paid for income taxes, management is required to make judgments and estimates about, among other things, domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

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

As of September 30, 2006, cash, cash equivalents and marketable securities totaled $416.1 million, of which $4.2 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.

Net cash provided by operating activities was $109.4 million for the nine months ended September 30, 2006 compared to $55.1 million for the nine months ended September 30, 2005. The increase in cash provided by operating activities was primarily due to an increase in service revenue during the nine months ended September 30, 2006, as well as increases in accounts payable and accrued expenses. We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries in connection with expected increases in headcount. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Cash used in investing activities was $140.9 million for the nine months ended September 30, 2006 compared to $5.8 million for the nine months ended September 30, 2005. Cash used in investing activities for the nine months ended September 30, 2006 reflects net purchases of short- and long-term investments of $94.4 million and capital expenditures of $46.9 million, consisting of the capitalization of internal-use software development costs related to our current and future service offerings and purchases of network infrastructure equipment. These investments were offset by a decrease in restricted investments held for security deposits of $400,000. Cash used in investing activities for the nine months ended September 30, 2005 reflects net sales and maturities of investments of $20.3 million and $1.7 million of cash acquired through the Speedera acquisition, offset by capital expenditures of $28.1 million. For fiscal year 2006, we expect capital expenditures, a component of cash used in investing activities, to be slightly higher as a percentage of revenues than in fiscal year 2005.

Cash provided by financing activities was $38.3 million for the nine months ended September 30, 2006, as compared to cash used in financing activities of $49.3 million for the nine months ended September 30, 2005. Cash provided by financing activities during the nine months ended September 30, 2006 includes $19.6 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $18.7 million from the issuance of common stock upon exercises of stock options. Cash used in financing activities for the nine months ended September 30, 2005 reflects $7.7 million in proceeds received from the issuance of common stock upon exercises of stock options under our equity compensation plans, offset by repurchases of $56.6 million in principal amount of our outstanding 5 1/2% convertible subordinated notes and payments on capital lease obligations of $398,000.

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

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the	For the
	Nine Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2005

Cash, cash equivalents and marketable securities balance as of December 31, 2005 and 2004, respectively	$314.1	$108.4

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	301.3	193.4
Payments to vendors	(142.0)	(100.7)
Payments for employee payroll	(91.9)	(66.0)
Debt repurchases	—	(58.1)
Debt interest and premium payments	(1.0)	(4.1)
Stock option exercises	18.7	7.7
Cash acquired in business acquisition	—	3.9
Interest income	12.3	2.2
Other	4.6	(0.2)

Net increase (decrease)	102.0	(21.9)

Cash, cash equivalents and marketable securities balance as of September 30, 2006 and 2005, respectively	$416.1	$86.5

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

Contractual Obligations and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of September 30, 2006 over the next five years and thereafter (in millions):

	Payments Due by Period
		Less			More
		than			than
Contractual Obligations		12	12-36	36-60	60
as of September 30, 2006	Total	Months	Months	Months	Months

1% convertible senior notes	$200.0	$—	$—	$—	$200.0
Interest on 1% convertible senior notes	55.0	2.0	4.0	4.0	45.0
Bandwidth and co-location agreements	17.9	12.5	5.4	—	—
Real estate operating leases	24.2	8.8	12.0	3.4	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	2.9	2.9	—	—	—

Total	$300.5	$26.7	$21.4	$7.4	$245.0

Letters of Credit

As of September 30, 2006, we had outstanding $4.2 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.1 million are classified as long-term marketable securities and $1.1 million are classified as short-term marketable securities on the condensed consolidated balance sheet at September 30, 2006. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2011.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with Financial Accounting Standards Board, or FASB, Interpretation 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See also “Guarantees” in the footnotes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2006 was determined to be immaterial. As of September 30, 2006, we did not have any additional off-balance sheet arrangements, except for operating leases, and have not entered into transactions with special purpose entities.

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

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin No. 108, which we refer to as SAB 108. SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. We do not expect the implementation of SAB 108 to have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which we refer to as SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the implementation of SAB 157 to have a material impact on our financial statements.

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

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of September 30, 2006, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $326.9 million, respectively.

We have operations in Europe, Asia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign currency hedge contracts.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2005 for a discussion of legal proceedings. There were no material developments in such legal proceedings during the quarter ended September 30, 2006.

Item 1A.	Risk Factors

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005. We have, however, provided information regarding long-term debt outstanding as of September 30, 2006 instead of December 31, 2005 in the risk factor captioned “Any failure to meet our debt obligations would damage our business.” In addition, we have added stock-based compensation costs as an example of items as to which we must make judgments or estimates in the risk factor captioned “If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.”

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

For option grants that have an exercise price at fair market value, we calculated compensation expense and disclosed its impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123(R) required us to adopt the new accounting provisions beginning in our first quarter of 2006, and requires us to expense stock-based awards, including shares issued under our employee stock purchase plan, stock options, restricted stock, deferred stock units and restricted stock units, as compensation cost. As a result, our earnings per share is likely to be significantly lower in the future even if our revenues increase.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, contingent obligations, doubtful accounts and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

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

We have long-term debt. As of September 30, 2006, our total long-term debt was $200.0 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

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
J. Donald Sherman,
Chief Financial Officer

November 9, 2006

EXHIBIT INDEX

Exhibit 3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant
Exhibit 3.2(B)	Amended and Restated By-Laws of the Registrant
Exhibit 3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant
Exhibit 4.1(B)	Specimen common stock certificate
Exhibit 4.2(D)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association
Exhibit 4.4(D)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.
Exhibit 4.5(E)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent
Exhibit 10.32@	Summary of Registrant’s Compensatory Arrangements with Non-Employee Directors
Exhibit 10.38@	Amendment to Employment Agreement dated August 9, 2006 between the Registrant and Paul Sagan
Exhibit 10.39@	Akamai Technologies, Inc. Policy on Departing Director Compensation
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.

(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2006.

@	Management contract or compensatory plan or arrangement.