Form 10-K
period 2006-12-31
AKAMAI TECHNOLOGIES INC
filed 2007-03-01
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 0-27275

Akamai Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3432319 (I.R.S. Employer Identification No.)
8 Cambridge Center, Cambridge, MA (Address of Principal Executive Offices)	02142 (Zip Code)

Registrant’s telephone number, including area code:  (617) 444-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	NASDAQ Global Select Market

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,337.6 million based on the last reported sale price of the common stock on the Nasdaq National Market on June 30, 2006.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 23, 2007: 161,034,883 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2007 Annual Meeting of Stockholders to be held on May 15, 2007 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

i

PART I

Item 1.	Business

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to them. Use of words such as “believes,” “continues,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions indicates a forward-looking statement. Certain of the information contained in this annual report on Form 10-K consists of forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Overview

Akamai provides services for accelerating and improving the delivery of content and applications over the Internet from live and on-demand streaming videos to conventional content on web pages to tools that help people transact business. Our solutions are designed to help businesses, government agencies and other enterprises enhance their revenue streams and reduce costs by maximizing the performance of their online businesses. By advancing the performance and reliability of their websites, our customers can improve visitor experiences and increase the effectiveness of their Web-based campaigns and operations. Through the Akamai EdgePlatform, the technological platform for Akamai’s business solutions, our customers are able to utilize Akamai’s infrastructure and reduce expenses associated with internal infrastructure build-ups.

We were incorporated in Delaware in 1998 and have our corporate headquarters at 8 Cambridge Center, Cambridge, Massachusetts. We have been offering content delivery services and streaming media services since 1999. In subsequent years, we have introduced technology that enables Web-based delivery of applications, such as store/dealer locators and user registration, over our network; content targeting technology; enhanced security features; and analytical tools that provide our customers with information about visitors to their websites. During 2005, we began commercial sales of our Web Application Accelerator service, which is designed to improve the performance of Web- and IP-based applications through a combination of dynamic caching, compression of large packets, routing and connection optimization.

Significant developments for us in 2006 included J.D. Sherman becoming our Chief Financial Officer in March. In June 2006, we formally introduced our suite of Dynamic Site Solutions, which are designed to accelerate delivery of business-to-consumer websites that integrate rich, collaborative content and applications into their online architecture. In December 2006, we acquired Nine Systems Corporation, or Nine Systems, which has allowed us to offer additional rich media management tools such as publishing and digital rights management.

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

Our Internet website address is www.akamai.com. We make available, free of charge, on or through our Internet website our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.

Meeting the Challenges of the Internet

The Internet plays a crucial role in the way companies, government agencies and other entities conduct business and reach the public. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s communication demands. As a result, information is frequently delayed or lost on its way through the Internet due to many challenges, including:

•	bandwidth constraints between an end user and the end user’s network provider, such as an Internet Service Provider, or ISP, cable provider or digital subscriber line provider;

•	Internet traffic exceeding the capacity of routing equipment;

•	the increase in the transmission of rich content due to the increasingly widespread use of broadband connectivity to the Internet for videos, music and games;

•	inefficient or nonfunctioning peering points, or points of connection, between ISPs; and

•	traffic congestion at data centers.

In addition to the challenges inherent in the Internet, companies and other entities face internal technology challenges. Driven by competition, globalization and cost-containment strategies, companies need an agile Internet-facing infrastructure that cost-effectively meets real-time strategic and business objectives. For example, many companies use the Internet as a key marketing tool for product launches, distribution of promotional videos or contests. These one-time events may draw millions of visitors to a company’s website over a brief period of time so the enterprise must have in place the capacity to deal with a flood of visitors seeking to view content or use applications. At the same time, budget limitations may preclude a company from putting in place extensive internal infrastructure knowing that it will handle less traffic during the rest of the year.

To address these challenges, we have developed solutions that are designed to help companies, government agencies and other enterprises increase revenues and reduce costs by improving the performance, reliability and security of their Internet-facing operations. We particularly seek to address the following market needs:

Superior Performance.  Commercial enterprises invest in websites to attract customers, transact business and provide information about themselves. If, however, a company’s Internet site fails to provide visitors with a fast and dependable experience, they will likely abandon that site, potentially leading to lost revenues and damage to the enterprise’s reputation. Our solutions are designed to reduce or eliminate downtime and poor performance of a customer’s Website, digital media and applications. Through a combination of people, processes and technology, we help our customers improve the reliability, scalability and predictability of their sites without the need for our customers to spend a lot of money to develop their own Internet-related infrastructure. Instead, we have a presence in nearly 1,000 networks around the world so that content can be delivered from Akamai servers located closer to website visitors — from what we call, the “edge” of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations. At the same time, our customers have access to control features to enable them to provide content to end users that is current and customized for visitors accessing the site from different parts of the world.

Scalability.  We believe that scalability is one of the keys to reliability. Many Akamai customers experience seasonal or erratic demand for access to their websites and almost all websites experience demand peaks at different points during the day. With the proliferation of Internet video, enterprises of all types must be able to cope with rapidly increasing numbers of requests for bandwidth-intensive digital media assets and the storage of them. In all of these instances, it can be difficult and expensive to plan for, and deploy solutions to meet such peaks and valleys. Leveraging more than 20,000 servers deployed worldwide, our network is designed with the robustness and flexibility to handle planned and unplanned traffic peaks and related storage needs, without additional hardware investment and configuration on the part of our customers. As a result, we are able to provide an on demand solution to address our customers’ capacity needs in the face of unpredictable traffic spikes, which helps them avoid expensive investment in a centralized infrastructure.

Security.  Security may be the most significant challenge facing use of the Internet for business and government processes because security threats — in the form of attacks, viruses, worms and intrusions — can impact every measure of performance, including information security, speed, reliability and customer confidence. Unlike traditional security strategies that can negatively impact performance, Akamai’s EdgePlatform is designed to allow for proactive monitoring and rapid response to security incidents and anomalies. We rely on both built-in defense mechanisms and the ability to route traffic around potential security issues so performance is not compromised. Perhaps most significantly, our distributed network of thousands of servers is designed to eliminate a single point of failure and can reduce the impact of security attacks.

Our Solutions

We offer services and solutions for digital media distribution and storage, content and application delivery, application performance services, on demand managed services and website intelligence. We have developed three business solutions to offer our customers a comprehensive suite of services and to meet their specific Internet-related goals: Digital Asset Solutions, Dynamic Site Solutions and Application Performance Solutions. In addition, our customers can also purchase on-demand managed services, site intelligence offerings and custom solutions designed for individual customer needs.

Digital Asset Solutions

Akamai’s Digital Asset Solutions leverage the core content delivery services that we have offered since the company was formed. These services are designed to enable enterprises to improve the end-user experience, boost reliability and scalability and reduce the cost of Internet-related infrastructure. Within the Digital Asset Solutions, customers can choose from the following:

Akamai Media Delivery Solution

We believe that the demand for Internet access to media of all types — music, movies, games, streaming news, sports events, and social networking communities — is growing rapidly; however, there are many challenges to profitably offering media assets online, particularly with respect to user-generated content. In particular, media companies need cost-effective means to deliver large files to millions of users in different formats compatible with multiple end-user devices and platforms. The Akamai Media Delivery Solution is designed to provide a solution to many of the challenges of media delivery over the Internet by helping media industry companies bypass traditional server and bandwidth limitations to better handle peak traffic conditions and large file sizes. We support all major streaming formats, and our EdgePlatform provides capacity levels that individual enterprises may not be able to cost-effectively replicate on their own.

Our Akamai Media Delivery Solution is primarily used by companies in the following industries: entertainment, including television, radio, sports, music and media; gaming and social networking; and Internet search/portal access. The solution can accommodate the many different business models used by our customers including pay-per-view, subscription, advertising and syndication.

Akamai Electronic Software Delivery Solution

Due to the expanding prevalence of broadband access, distribution of computer software is increasingly occurring over the Internet. Internet traffic conditions and high loads can dramatically impact software download speed and reliability. Furthermore, surges in traffic from product launches or distribution of security updates can overwhelm traditional centralized software delivery infrastructure, impacting website performance and causing users to be unable to download software. Our Electronic Software Delivery Solution is designed to leverage the Akamai EdgePlatform to provide capacity for large surges in traffic related to software launches and other distributions with a goal of improved customer experiences, increased use of electronic delivery and successful product launches. This solution is appropriate for software companies of all types including consumer, enterprise, anti-virus and gaming.

Akamai EdgeSuite Delivery Solution

Through our EdgeSuite® delivery service, we can accelerate the delivery of our customers’ websites over the Internet by making their content accessible across our international network of servers. This distributed performance model is intended to provide our customers with a more efficient way to implement and maintain a global Internet presence. While site owners maintain a source copy of their content and applications, EdgeSuite provides global delivery, load balancing and storage of content and applications, enabling businesses to focus valuable resources on strategic matters, rather than technical infrastructure issues. This solution is appropriate for any enterprise that has a website.

Customers of our Digital Asset Solutions also have access to advanced service features such as:

•	Secure Content Distribution — distribution of secure Internet-related content using Secure Sockets Layer transport, a protocol to secure transmission of content over the Internet, to ensure that content is distributed privately and reliably between two communicating applications.

•	Site Failover — delivery of default content in the event that the primary, or source, version of the website of a customer becomes unavailable.

•	Disaster Recovery — a backup web presence if an unforeseen event causes a website to crash.

•	Net Storage — an efficient solution for digital storage needs for all content types.

•	Content Targeting — a feature that enables content providers to deliver localized content, customized store-fronts, targeted advertising and adaptive marketing.

Dynamic Site Solutions

Akamai’s Dynamic Site Solutions are designed for accelerating business-to-consumer websites that integrate rich, collaborative content and applications into their online architecture. In particular, our services inter-operate with dynamic software applications such as AJAX (Asynchronous JavaScript and XML) and Macromedia Flash®. Significant features of the Dynamic Site Solutions offering include:

•	Cache Optimization — these features are designed to enhance the cacheability of content including setting time-to-live values, header modification, path modification and downstream caching.

•	Compression — compression of content before it is sent to an end user so as to reduce transfer times for users on slow connections, particularly for transactional content.

•	Capacity On-Demand — offers dynamic load-balancing decisions that are based on real-time analysis of an end user’s location, Internet conditions and server and data center infrastructure capacity and load.

Our Dynamic Site Solutions are primarily purchased by retail and travel companies for their commerce-related websites as well as enterprises that rely on the Internet for brand-building through research and discussion tools for their current and potential customers.

Application Performance Solutions

Akamai’s Application Performance Solutions combine services and features that are designed to improve the performance of highly dynamic content common on corporate extranets and wide area networks. Traditionally, this market has been addressed primarily by hardware and software products. We believe our managed service approach offers a more cost-effective and comprehensive solution in this area without requiring customers to make significant infrastructure investments. In addition to reducing infrastructure costs, our Application Performance Solutions are designed to allow our customers to offer more effective and reliable portal applications and other Web-based systems for communicating with their customers, employees and business partners.

Our Web Application Accelerator service is designed to improve the performance of Web- and IP-based applications through a combination of dynamic caching, compression, routing and connection optimization. This service is appropriate for companies involved in technology, business services, travel and leisure, manufacturing and other industries where there is a movement to Internet-based communication with remote customers, suppliers and franchisees. Enterprise customers are using the Web Application Accelerator services to run applications such as online airline reservations systems, course planning tools, customer order processing and human resources applications. By tying such applications to the Akamai EdgePlatform, enterprise customers and their remote customers, suppliers and franchisees can enjoy improved performance through connection and route optimization techniques that avoid problem spots on the Internet and otherwise accelerate delivery of applications without having to undertake significant internal infrastructure build-out.

Other Solutions

On Demand Managed Services

Akamai’s on demand managed services, including our EdgeComputing and on demand application offerings, enable enterprises to reduce the need for an internal infrastructure to handle unpredictable levels of Internet traffic. With access to our network, customers are able to rapidly launch and deploy new applications worldwide, with on demand availability and scalability on a cost-effective basis. For example, Akamai On Demand Events provides an on demand platform for running promotional websites — through Macromedia Flash® promotions, site search, sweepstakes, polls, regional offers or other innovative applications that create a positive brand experience.

Akamai’s EdgeComputing service enables enterprises to deliver Java (J2EE) Web applications that scale on demand and are designed to perform faster and more reliably worldwide than a customer’s own internal information technology, or IT, infrastructure. At the same time, our on demand services are designed to accelerate the performance of customers’ applications, which reduces the demands on our customers’ IT infrastructures and simplifies their support requirements. By enabling our customers’ Internet-based applications that they rely on to improve promotion and sales, customer service, and vendor and partner management, we can help them to be better positioned to compete more effectively online and reduce business costs.

Site Intelligence Offerings

Akamai’s offerings in this area include our network data feeds and our Web analytics offering, which provide customers with real time data about the performance of their content and applications over the Internet and on the EdgePlatform. In addition, our business performance management services help customers better understand their Web operations through relevant, timely information with tools that measure all aspects of an application’s performance. For example, a customer could use website data feeds from Akamai’s customer portal to assist in managing costs and budget. The core of these offerings lies in our EdgeControl tools, which provide comprehensive reporting and management capabilities.

EdgeControl tools are web-portal based and can be integrated with existing enterprise management systems, allowing our customers to manage their distributed content and applications via a common interface. EdgeControl also provides integration with third party network management tools, including those offered by IBM, Hewlett-Packard and BMC Software. Having created one of the industry’s first examples of a commercially proven utility computing platform, Akamai now provides a global network of servers that can be utilized by customers for troubleshooting, monitoring and reporting, based on their individual business requirements.

Custom Solutions

In addition to our core commercial services, we are able to leverage the expertise of our technology, networks and support personnel to provide custom solutions to both commercial and government customers. These solutions include replicating our core technologies to facilitate content delivery behind the firewall, combinations of our technology with that of other providers to create unique solutions for specific customers and support for mission-critical applications that rely on the Internet and intranets. Additionally, numerous federal government agencies rely on Akamai for information about traffic conditions and activity on the Internet and tailored solutions to their content delivery needs.

Our Core Technology and Network

Our expansive network infrastructure and sophisticated technology are the foundation of our services. We believe Akamai has deployed the world’s largest globally distributed computing platform, with more than 20,000 servers located in nearly 1,000 networks around the world. Applying our proprietary technology, we deliver our customers’ content and computing applications across a system of widely distributed networks of servers; the content and applications are then processed at the most efficient places within the network. Servers are deployed in networks ranging from large, backbone network providers to medium and small ISPs to cable modem and satellite providers to universities and other networks. We also have more than 500 peering relationships that provide us with direct paths to end user networks, reducing data loss, while also giving us more options for delivery during network congestion or failures.

To make this wide-reaching deployment effective, we use specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet, regardless of global or local traffic conditions. Dedicated professionals staff our Network Operations Control Center on a 24/7 basis to monitor and react to Internet traffic patterns and trends. We deploy frequent enhancements to our software globally to introduce new service offerings and to ensure that our network continues to run effectively. Technology updates are replicated across the system. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid e-business growth without expensive and complex infrastructure build-out.

Business Segments and Geographic Information

We operate in one business segment: providing services for accelerating delivery of content and applications over the Internet. For the years ended December 31, 2006, 2005 and 2004, approximately 22%, 21% and 19%, respectively, of our total revenues was derived from our operations outside the United States, of which 18%, 16% and 14% of overall revenues, respectively, was derived from Europe. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. For more segment and geographic information, including revenue from customers, a measure of profit or loss and total assets for each of the last three fiscal years, see our consolidated financial statements included in this annual report on Form 10-K, including Note 19 thereto.

Customers

Our customer base is centered on enterprises. As of December 31, 2006, our customers included many of the world’s leading corporations, including Apple Inc., Best Buy.com, Inc., Clear Channel, FedEx Corporation, L’Oreal, Microsoft Corporation, MTV Networks, Nintendo, Qantas Airways Limited, Sony Ericsson Mobile Communications, Victoria’s Secret and XM Satellite Radio. We also actively sell to government agencies. As of December 31, 2006, our public sector customers included American Red Cross, the Federal Emergency Management Agency, the U.S. Air Force, the U.S. Department of Defense, U.S. Department of Labor, the U.S. Food and Drug Administration and the U.S. Geological Survey’s Earthquake Hazards Program. No customer accounted for 10% or more of total revenues for the years ended December 31, 2006 or 2005. For the year ended December 31, 2004, Microsoft Corporation accounted for 10% of total revenues. Less than 10% of our total revenues in each of the years ended December 31, 2006, 2005 and 2004 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenues in 2007.

Sales, Service and Marketing

Our sales and service professionals are located in 11 offices in the United States with additional locations in Europe and Asia. We market and sell our services and solutions domestically and internationally through our direct sales and services organization and through more than 50 active resellers including Electronic Data Systems Corporation, IBM Corporation, Verizon and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales- and marketing-focused alliances, with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales and service organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2006, we had approximately 500 employees in our sales and support organization, including 103 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient sales, technical and global services personnel, and how well we establish and maintain our strategic alliances. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, on-line advertisements, participation at trade shows, strategic alliances and on-going customer communication programs. As of December 31, 2006, we had 52 employees in our global marketing organization, which is a component of our sales and support organization.

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers’ needs and market demand. As of December 31, 2006, we had approximately 250 research and development engineers, many of whom hold advanced degrees in their field. Our research and development expenses were $33.1 million, $18.1 million and $12.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, for each of the years ended December 31, 2006, 2005 and 2004, we capitalized $11.7 million, $8.5 million and $7.5 million, respectively, net of impairments, of external consulting and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network. Additionally, during the year ended December 31, 2006, we capitalized $4.3 million of stock-based compensation in connection with our adoption of Statement of Financial Accounting Standards No. 123(R).

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

We compete primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. Some of our competitors also resell our services. Other companies have recently emerged that offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative to our services. In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external managed services provider like Akamai.

We believe that we compete favorably with other companies in our industry, as well as alternative approaches to content and application delivery over the Internet, on the basis of price, the quality of our offerings and our customer service.

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

Employees

As of December 31, 2006, we had a total of 1,058 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

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

We compete in markets that are intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Some of our existing resellers are potential competitors. If one or more resellers that generate substantial revenues for us were to terminate our relationship and become a competitor or a reseller for a competitor, our business could be adversely affected. Other competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. As a result, our competitors include hardware manufacturers, software companies and other entities that offer Internet- related solutions that are not service-based. It is an important component of our growth strategy to educate enterprises and government agencies about our services and convince them to entrust their content and applications to an external service provider, and Akamai in particular. If we are unsuccessful in such efforts, our business, financial condition and results of operations could suffer.

If we are unable to sell our services at acceptable prices relative to our costs, our business and financial results are likely to suffer.

Prices we have been charging for some of our services have declined in recent years. We expect that this decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. In addition, our operating expenses have increased on an absolute basis in each of 2004, 2005 and 2006. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to our existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

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

The year ended December 31, 2004 was the first fiscal year during which we achieved profitability as measured in accordance with accounting principles generally accepted in the United States of America. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. Therefore, we will need to generate higher revenues to maintain profitability at recent levels or at all. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	failure to increase sales of our core services;

•	significant increases in bandwidth costs or other operating expenses;

•	market pressure to decrease our prices;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than we increase our number of new customers or our sales to existing customers;

•	unauthorized use or access to content delivered over our network or network failures;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

On December 13, 2006, we completed our acquisition of Nine Systems Corporation, or Nine Systems, and in June 2005, we completed our acquisition of Speedera Networks, Inc., or Speedera. On February 5, 2007, we announced that we had entered into an agreement to acquire Netli, Inc., or Netli. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. If we are not successful in completing acquisitions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions could require use of substantial portions of our available cash or, as in the Nine Systems and Speedera acquisitions, dilutive issuances of securities.

Future changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results. For example, beginning in 2006, under Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”, or SFAS No. 123(R), we are required to account for our stock-based awards as a compensation expense and, as a result, our net income and net income per share in subsequent periods has been significantly reduced. Previously, we recorded stock-based compensation expense only in connection with option grants that have an exercise price below fair market value at the time they were granted.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, unauthorized access to our servers, failure or refusal of our third-party network providers to provide the necessary capacity, power losses and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. Although we have taken steps to prevent such disruptions, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our enhanced security measures will be effective or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, contingent obligations, doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have previously brought lawsuits against entities that we believe are infringing on our intellectual property rights. Such lawsuits can be expensive and require a significant amount of attention of our management and technical personnel, and the outcomes are unpredictable. These legal protections afford only limited protection. Monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

We have long-term debt. As of December 31, 2006, our total long-term debt was $200.0 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

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

We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See Item 3 of Part I of this annual report on Form 10-K for the year ended December 31, 2006 for more information. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

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

Our headquarters are located in approximately 131,000 square feet of leased office space in Cambridge, Massachusetts. Of this space, we have subleased approximately 12,000 square feet to another company. Our primary west coast office is located in approximately 28,000 square feet of leased office space in San Mateo, California. We maintain offices in several other locations in the United States, including in or near each of Los Angeles and San Diego, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington. We also maintain offices in Europe and Asia in or near the following cities: Bangalore, India; Beijing, China; Munich, Germany; Paris, France; London, England; Tokyo, Japan; Singapore; Madrid, Spain; and Sydney, Australia. All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, we are a party to the lawsuit described below.

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of Akamai’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order and, on August 31, 2005, and the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. We believe that we have meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, we intend to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit if the settlement is not finalized and approved.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on The NASDAQ Global Select Market. Prior to July 1, 2006, our common stock traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ Global Select Market or The NASDAQ National Market, as applicable:

	High	Low

Fiscal 2005:
First Quarter	$13.32	$10.64
Second Quarter	$14.80	$11.14
Third Quarter	$16.00	$13.02
Fourth Quarter	$22.25	$15.20
Fiscal 2006:
First Quarter	$33.17	$19.57
Second Quarter	$36.94	$27.14
Third Quarter	$50.90	$29.28
Fourth Quarter	$56.80	$44.77

As of February 23, 2007, there were 713 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in 2006.

On December 13, 2006, we completed our acquisition of Nine Systems by acquiring all of the outstanding common and preferred stock, including vested and unvested stock options, of Nine Systems in exchange for approximately 2.7 million shares of our common stock, approximately $4.5 million in cash and the assumption of options to purchase approximately 400,000 shares of our common stock. We issued the shares of our common stock in the merger to persons who qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, or the Securities Act. Each such person represented to us that it was the intent to acquire the shares of Akamai common stock for investment purposes for their own account and that such person had adequate opportunity to obtain from representatives of Akamai such information about us as was necessary for such person to evaluate the merits and risks of the acquisition of shares of Akamai common stock. No general solicitation or general advertising was undertaken in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We also agreed to assume all outstanding vested and unvested options to purchase common stock of Nine Systems. The options are now exercisable for shares of our common stock pursuant to the terms of the existing agreements governing such options after giving effect to the common stock exchange ratio set forth in the agreement and plan of merger between the parties.

On February 2, 2007, we entered into an agreement and plan of merger for the acquisition of all of the outstanding capital stock, options and warrants of Netli. Under the terms of the agreement, we have agreed to issue approximately 3.2 million shares of our common stock to investors who will qualify as “accredited investors” within the meaning of Rule 501(a) of Regulation D and to fewer than 35 unaccredited investors such that the securities will be issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D. With respect to each person considered to be an accredited investor, such person will represent to us that it is the intent to acquire the shares of Akamai common stock for investment purposes for their own account and that such person had adequate opportunity to obtain from representatives of Akamai such information about us as is necessary for such person to evaluate the merits and risks of the acquisition of shares of Akamai common stock. No general solicitation or general advertising has or will be undertaken in connection with the offering. All securities issued will be endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We also agreed to assume all outstanding vested and unvested options and warrants to purchase shares of common stock of Netli. The options and warrants will be exercisable for shares of our common stock pursuant to the terms of the existing agreements governing such options and warrants after giving effect to the common stock exchange ratio set forth in the agreement and plan of merger between the parties.

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

Loss from continuing operations for the year ended December 31, 2002 includes restructuring charges of $45.8 million for actual and estimated termination and modification costs related to non-cancelable facility leases and employee severance.

Loss from continuing operations for the year ended December 31, 2003 includes a restructuring credit of $8.5 million for the reversal of previously accrued restructuring liabilities and a loss on early extinguishment of debt of $2.1 million. Income from continuing operations for the years ended December 31, 2005 and 2004 includes a loss on early extinguishment of debt of $1.4 million and $6.8 million, respectively.

In 2005, we acquired Speedera Networks, Inc., which was accounted for under the purchase method of accounting, for a purchase price of $142.2 million, comprised primarily of our common stock. We allocated $138.1 million of the cost of this acquisition to goodwill and other intangible assets. Income from continuing operations for the year ended December 31, 2005 includes $5.1 million for the amortization of other intangible assets related to this acquisition.

In 2005, we released nearly all of our United States and foreign deferred tax asset valuation allowance. Based upon our cumulative operating results and an assessment of our expected future results, we determined that is was more likely than not that our deferred tax assets will be realized. During 2005, the total valuation allowance release recorded as an income tax benefit in the statement of operations was $285.8 million.

Additionally, in 2005, we completed an equity offering of 12,000,000 shares of our common stock at a price of $16.855 per share for proceeds of $202.1 million, net of offering expenses. We also redeemed all $56.6 million in principal amount of our then-remaining outstanding 5 1/2% convertible subordinated notes for total cash payments of $58.1 million in 2005.

On January 1, 2006, we adopted, on a modified prospective basis, the provisions of SFAS No. 123(R), which requires us to record compensation expense for employee stock awards at fair value at the time of grant. As a result, our stock-based compensation expense increased in 2006, causing our net income to decrease significantly. For the year ended December 31, 2006, our pre-tax stock compensation expense was $49.6 million.

In 2006, we acquired Nine Systems for a purchase price of $157.7 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $171.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income from continuing operations for the year ended December 31, 2006 includes $104,000 for the amortization of other intangible assets related to this acquisition.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$428,672	$283,115	$210,015	$161,259	$144,976
Total costs and operating expenses	345,566	209,740	161,048	172,370	327,580
Operating income (loss)	83,106	73,375	48,967	(11,111)	(182,604)
Net income (loss)	57,401	327,998	34,364	(29,281)	(204,437)
Net income (loss) per weighted average share:
Basic	$0.37	$2.41	$0.28	$(0.25)	$(1.81)
Diluted	$0.34	$2.11	$0.25	$(0.25)	$(1.81)
Weighted average shares used in per share calculation:
Basic	155,366	136,167	124,407	118,075	112,766
Diluted	176,767	156,944	146,595	118,075	112,766

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$430,247	$309,574	$103,763	$198,707	$111,765
Restricted cash	—	—	—	5,000	—
Restricted marketable securities	4,207	4,555	4,654	4,648	13,405
Working capital	285,409	293,122	61,903	139,756	60,584
Total assets	1,247,932	891,499	182,743	278,941	229,863
Current portion of obligations under capital leases and equipment loans	—	—	232	775	1,207
Current portion of accrued restructuring	1,820	1,749	1,393	1,638	23,622
Current portion of 5 1/2% convertible subordinated notes	—	—	—	15,000	—
Obligations under capital leases and equipment loans, net of current portion	—	—	—	—	1,006
Accrued restructuring, net of current portion	318	1,844	2,259	3,641	13,994
Other long-term liabilities	3,657	3,565	3,035	1,994	1,854
1% convertible senior notes	200,000	200,000	200,000	175,000	—
5 1/2% convertible subordinated notes, net of current portion	—	—	56,614	211,000	300,000
Total stockholders’ equity (deficit)	$954,693	$624,214	$(125,931)	$(175,354)	$(168,090)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. In recent years, however, we have entered into increasing numbers of customer contracts that have minimum usage commitments that are based on twelve-month or longer periods. Our goal of having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly or annual recurring revenue due to customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functions our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, or divestitures of business combinations that may be announced after the date hereof.

  Recent Events

On December 13, 2006, we acquired all of the outstanding equity of Nine Systems in exchange for approximately 2.7 million shares of Akamai common stock and approximately $4.5 million in cash, and we assumed options that had been issued by Nine Systems Corporation that are exercisable for approximately 400,000 shares of Akamai common stock. The revenues and expenses generated from the acquisition date, December 13, 2006, to December 31, 2006 were not significant to our fiscal 2006 financial results reported in our consolidated statement of operations included elsewhere in this Annual Report on Form 10-K.

On February 5, 2007, we announced that we had entered into an Agreement and Plan of Merger to acquire Netli. Under the terms of the Agreement and Plan of Merger, upon consummation, we will acquire all of the outstanding equity of Netli in exchange for approximately 3.2 million shares of Akamai’s common stock, subject to certain closing adjustments.

Our improved financial results in 2006 as compared to 2005 and 2004 reflect the success of our efforts to increase our monthly and annual recurring revenues while limiting the expenses needed to support such growth. The following sets forth, as a percentage of revenues, consolidated statements of operations data for the years indicated:

	2006	2005	2004

Revenues	100%	100%	100%

Cost of revenues	22	20	22
Research and development	8	6	6
Sales and marketing	28	28	27
General and administrative	21	19	22
Amortization of other intangible assets	2	2	—

Total costs and operating expenses	81	75	77

Income from operations	19	25	23
Interest income	4	2	1
Interest expense	(1)	(2)	(5)
Other income (expense), net	—	—	1
Gain (loss) on investments, net	—	—	—
Loss on early extinguishment of debt	—	—	(3)

Income before provision (benefit) for income taxes	22	25	17
Provision (benefit) for income taxes	9	(91)	1

Net income	13%	116%	16%

We were profitable for fiscal years 2006, 2005 and 2004; however, we cannot guarantee continued profitability for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•	During each quarter in 2006 and 2005, the dollar volume of new recurring revenue contracts exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues in the future.

•	During 2006, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to prior years if our customer base continues to grow.

•	As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” or SFAS No. 123(R), which requires us to record compensation expense for employee stock awards at fair value at the time of grant. As a result, our stock-based compensation expense increased in 2006 as compared to 2005, causing our net income to decrease significantly. For the year ended December 31, 2006, our pre-tax stock-based compensation expense was $49.6 million, as compared to $3.8 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively. We expect that stock-based compensation expense will continue at the current rate, or slightly increase in the future, because we have a significant number of unvested employee awards outstanding and plan to continue to grant equity-based compensation in the future. As of December 31, 2006, our total pre-tax unrecognized compensation costs for stock-based awards were $107.5 million, which we expect to recognize as expense over a weighted average period of 1.5 years.

•	During 2006, revenues derived from customers outside the United States accounted for 22% of our total revenues. We expect that revenues from customers outside the United States as a percentage of our total revenues will be between 20% and 25% in 2007.

•	During 2006, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. However, due to increased traffic delivered over our network, our total bandwidth costs increased during 2006. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by continued reductions in bandwidth costs per unit that we have realized and may continue to realize in the future. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations in 2007.

•	Depreciation expense related to our network equipment increased in 2006 as compared to 2005 as we have increased our purchases of servers during the year in an effort to expand our network and improve the quality of our services. We expect this trend to continue in 2007; accordingly, we believe that depreciation expense related to our network equipment will continue to increase. In addition, we expect to continue to enhance and add functionality to our service offerings and, therefore, to increase the amount of capitalized internal-use software costs, which includes stock-based compensation expense attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase in 2007.

•	During 2006, our effective tax rate, including discrete items, was 41.5%. While we expect our annual effective tax rate to remain relatively constant in 2007, we do not expect to make significant cash tax payments due to the continued utilization of our net operating loss carryforwards.

Based on our analysis of these identified trends and events, we expect to continue to generate net income on a quarterly and annual basis during 2007; however, our future results and our ability to generate profits will be affected by many factors identified below and in the section of this report entitled “Risk Factors,” including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	maintain the prices we charge for our services;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues.

Given these uncertainties, there is no assurance that we will achieve our expected financial objectives, including positive net income.

Application of Critical Accounting Policies and Estimates

Overview

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable and related reserves, capitalized internal-use software costs, intangible assets and goodwill, income and other taxes, impairment and useful lives of long-lived assets, restructuring liabilities, loss contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates. For a complete description of our significant accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

Definitions

We define our “critical accounting policies” as those accounting principles generally accepted in the United States of America that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.

Review of Critical Accounting Policies and Estimates

Revenue Recognition:

We recognize service revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

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

We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly or annual level of usage and provide the rate at which the customer must pay for actual usage above the monthly or annual minimum. For these services, we recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our service exceed the monthly minimum, we recognize revenue for such excess usage in the period of the usage. For annual revenue commitments, we recognize revenue monthly based upon the customer’s usage in such period. We typically charge the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive income from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

When more than one element is contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate elements. Fair value is generally determined based upon the price charged when the element is sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided at the outset of the period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the related service period to the extent that all services have begun to be provided at the outset of the period.

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

From time to time, we enter into contracts to sell our services or license our technology to unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor, unless the product or service received has a separate and identifiable benefit and the fair value to us of the vendor’s product or service can be objectively established.

We may from time to time resell licenses or services of third parties. We record revenue for these transactions on a gross basis when we have risk of loss related to the amounts purchased from the third party and we add value to the license or service, such as by providing maintenance or support for such license or service. If these conditions are present, we recognize revenue when all other revenue recognition criteria are satisfied.

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

Accounts Receivable and Related Reserves:

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record reserves against our accounts receivable balance. These reserves consist of allowances for doubtful accounts, cash basis customers and service credits. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The reserve for cash basis customers increases as services are provided to customers for which collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received. The reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits result in a reduction to revenues. Decreases to the reserve for service credits are the result of actual credits being issued to customers, causing a corresponding reduction in accounts receivable.

Estimates are used in determining these reserves and are based upon our review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where we no longer believe that the customer has the ability to pay for prior services provided. We reserve for all invoices that have been outstanding greater than one year. We perform on-going credit evaluations of our customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in creation of a cash basis reserve until we receive consistent payments. In addition, we reserve a portion of revenues as a reserve for service credits. Reserves for service credits are measured based on an analysis of revenue credits to be issued after the month of billing and an estimate for future credits. These credits typically relate to management’s estimate of the resolution of customer disputes and billing adjustments. We do not have any off-balance sheet credit exposure related to our customers.

Impairment and Useful Lives of Long-Lived Assets:

We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that would trigger an impairment review include a change in the use of the asset or forecasted negative cash flows related to the asset. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. The estimates required to apply this accounting policy include forecasted usage of the long-lived assets and the useful lives of these assets and expected future cash flows. Changes in these estimates could materially impact results from operations.

Goodwill and Other Intangible Assets

We test goodwill for impairments on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We performed an impairment test of goodwill as of January 1, 2006 and January 1, 2007. These tests did not result in an impairment of goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks and non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the economic value derived from the related intangible assets. Goodwill is carried at its historical cost.

Restructuring Liabilities Related to Facility Leases:

When we vacate a facility subject to a non-cancelable long-term lease, we record a restructuring liability for either the estimated costs to terminate the lease or the estimated costs that will continue to be incurred under the lease for its remaining term where there is no economic benefit to us. In the latter case, we measure the amount of the restructuring liability as the amount of contractual future lease payments reduced by an estimate of sublease income. To date, we have recorded a restructuring liability when our management approves and commits us to a plan to terminate a lease, the plan specifically identifies the actions to be taken, and the actions are scheduled to begin soon after management approves the plan. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we record restructuring liabilities, discounted at the appropriate rate, for a facility lease only when we have both vacated the space and completed all actions needed to make the space readily available for sublease.

As of December 31, 2006, we had approximately $900,000 in accrued restructuring liabilities related to vacated facilities, which we expect will be paid within 12 months.

Loss Contingencies:

We define a loss contingency as a condition involving uncertainty as to a possible loss related to a previous event that will not be resolved until one or more future events occur or fail to occur. Our primary loss contingencies relate to pending or threatened litigation. We record a liability for a loss contingency when we believe that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When we believe the likelihood of a loss is less than probable and more than remote, we do not record a liability. Material loss contingencies are disclosed in the notes to the consolidated financial statements.

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

We currently have significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Our management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. During 2005, our management determined it was more likely than not that substantially all of the deferred tax assets would be realized, and, accordingly released substantially all of our valuation allowance. This decision was based on our cumulative history of earnings before taxes for financial reporting purposes over a 12-quarter period and on the projections of expected future taxable income. The tax assets estimated to be realized in future periods have been calculated by applying a blended federal and state tax rate of 39.1%, which is based upon the tax rates expected to be in effect, apportioned by jurisdiction, in the periods during which the attributes are expected to be utilized. Changes in this blended rate in future periods could have a material effect on both the tax provision in the period of change as well as the net deferred tax asset carrying value.

We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of these tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially greater or less than the amount that we estimated.

In November 2005, the FASB issued FASB Staff Position SFAS No. 123(R)-3, “Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards.” We have elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, we elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123(R) to determine the pool of windfall tax benefits. The long-form method requires us to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for net operating loss carryforwards.

Accounting for Stock-Based Compensation

Since January 1, 2006, we have accounted for stock-based compensation in accordance with SFAS No. 123(R). Historically, we recognized stock-based compensation costs pursuant to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and elected to disclose the impact of expensing stock options pursuant to SFAS No. 123, “Share-Based Payment” in the notes to our financial statements. See Note 16 to the Financial Statements included elsewhere in this Annual Report on Form 10-K. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods because of adjustments to the calculation of such assumptions based upon the guidance of SFAS No. 123(R) and Staff Accounting Bulletin No. 107, “Share-Based Payment.” Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.

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

Results of Operations

Revenues.  Total revenues increased 51%, or $145.6 million, to $428.7 million for the year ended December 31, 2006 as compared to $283.1 million for the year ended December 31, 2005. Total revenues increased 35%, or $73.1 million, to $283.1 million for the year ended December 31, 2005 as compared to $210.0 million for the year ended December 31, 2004. The increase in total revenues for 2006 as compared to 2005 was attributable to an increase in service revenue of $146.0 million. Service revenue, which consists of revenue from our content and application delivery services, increased 52%, to $427.5 million for the year ended December 31, 2006 as compared to $281.5 million for the year ended December 31, 2005. Service revenue was $206.8 million for the year ended December 31, 2004. The increases in service revenue during the periods presented were primarily attributable to increases in the number of customers under recurring revenue contracts, as well as increases in traffic and additional services sold to new and existing customers and increases in the average revenue per customer. The increases in service revenue 2006 and 2005 are attributable to greater market acceptance of our services among new customers and improvements in our ability to sell additional features to our existing customers. Our delivery of streaming services for a number of high-profile media events during 2006 also contributed to higher service revenue. Also contributing to the increases in service revenue for the year ended December 31, 2006 were revenues generated from customers of Speedera, which we acquired in June 2005. As of December 31, 2006, we had 2,347 customers under recurring revenue contracts as compared to 1,910 as of December 31, 2005, and 1,310 as of December 31, 2004.

Software and software-related revenue decreased 27%, or $449,000, to $1.2 million for the year ended December 31, 2006 as compared to $1.6 million for the year ended December 31, 2005. Software and software-related revenue was $3.3 million for the year ended December 31, 2004. Software and software-related revenue includes sales of customized software projects and technology licensing. The decreases in software and software-related revenue over the periods presented reflect a reduction in the number of customized software projects that we undertook for customers and a decrease in the number of software licenses executed with customers. We do not expect software and software-related revenue to increase as a percentage of revenues in 2007.

For 2006 and 2005, 22% and 21%, respectively, of our total revenues was derived from our operations located outside of the United States, of which 18% and 16% of total revenues, respectively, was derived from operations in Europe. For 2004, 19% of our total revenues was derived from our operations located outside of the United States, of which 14% of total revenues was derived from operations in Europe. No single country accounted for 10% or more of revenues derived outside of the United States during these periods. We do not expect international sales to increase as a percentage of our overall sales in 2007. Resellers accounted for 20% of revenues in 2006, 24% in 2005 and 27% in 2004. For 2006 and 2005, no single customer accounted for 10% or more of total revenues. For 2004, Microsoft Corporation accounted for 10% of total revenues.

Cost of Revenues.  Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and stock-based compensation for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services, amortization of internal-use software and amortization of capitalized stock-based compensation.

Cost of revenues increased 69%, or $38.4 million, to $94.1 million for the year ended December 31, 2006 as compared to $55.7 million for the year ended December 31, 2005. Cost of revenues increased 21%, or $9.5 million, to $55.7 million for the year ended December 31, 2005 compared to $46.2 million for the year ended December 31, 2004. These increases were primarily due to an increase in the amounts paid to network providers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment as we continue to invest in our infrastructure. Additionally, cost of revenues increased in 2006 due to an increase in stock-based compensation expense resulting from our adoption of SFAS No. 123(R).

Cost of revenues during 2006, 2005 and 2004 also included credits received of approximately $1.5 million, $1.2 million and $1.0 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, will vary.

Cost of revenues is comprised of the following (in millions):

	For the Year Ended
	December 31,
	2006	2005	2004

Bandwidth, co-location and storage fees	$59.1	$35.6	$27.7
Payroll and related costs of network operations personnel	5.8	3.8	3.5
Stock-based compensation	2.0	—	—
Cost of software licenses	0.1	0.7	1.0
Depreciation and impairment of network equipment and
amortization of internal-use software and stock-based
compensation	27.1	15.6	14.0

Total cost of revenues	$94.1	$55.7	$46.2

We have long-term purchase commitments for bandwidth usage and co-location with various networks and Internet service providers. For the years ending December 31, 2007, 2008 and 2009, the minimum commitments related to bandwidth usage and co-location services are approximately $20.0 million, $8.4 million and $897,000, respectively.

We believe cost of revenues will increase in 2007. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network to service our customer base. Cost of revenues is also expected to increase as we continue to expense employee stock awards at fair value in accordance with SFAS No. 123(R). The adoption of SFAS No. 123(R) will also result in additional expense associated with the amortization of stock-based compensation.

Research and Development.  Research and development expenses consist primarily of payroll and related costs and stock-based compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal use software development costs eligible for capitalization. During the years ended December 31, 2006, 2005 and 2004, we capitalized software development costs of $11.7 million, $8.5 million and $7.5 million, respectively, net of impairments. These development costs consisted of external consulting and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, for the year ended December 31, 2006, we capitalized $4.3 million of stock-based compensation in accordance with SFAS No. 123(R). These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses increased 83%, or $15.0 million, to $33.1 million for the year ended December 31, 2006 as compared to $18.1 million for the year ended December 31, 2005. Research and development expenses increased 49%, or $5.9 million, to $18.1 for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Research and development expenses for the year ended December 31, 2004 were $12.1 million. Research and development expense increased in 2006 due to an increase in stock-based compensation expense resulting from SFAS No. 123(R). The increase in 2005 was due to an increase in payroll and related costs due to an increase in headcount.

The following table quantifies the net changes in research and development expenses over periods presented (in millions):

	Increase (Decrease) in Research and Development Expenses
	2006 to 2005	2005 to 2004

Payroll and related costs	$5.9	$5.0
Stock-based compensation	10.4	0.9
Capitalization of internal-use software development costs and other	(1.3)	—

Total net increase	$15.0	$5.9

We believe that research and development expenses will increase in 2007, as we continue to increase our hiring of development personnel and make investments in our core technology and refinements to our other service offerings. Additionally, research and development expenses are expected to increase as a result of expensing stock-based compensation in accordance with SFAS No. 123(R).

Sales and Marketing.  Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 54%, or $41.8 million, to $119.7 million for the year ended December 31, 2006 as compared to $77.9 million for the year ended December 31, 2005. Sales and marketing expenses increased 40%, or $22.2 million, to $77.9 million for the year ended December 31, 2005 as compared to $55.7 million for the year ended December 31, 2004. The increase in sales and marketing expenses during these periods was partially the result of higher payroll and related costs, particularly commissions, for sales and marketing personnel, due to revenue growth. Additionally, marketing and related expense increased in 2006 due to an increase in stock-based compensation expense as a result of SFAS No. 123(R).

The following table quantifies the net changes in sales and marketing expenses for the periods presented (in millions):

	Increase (Decrease) in
	Sales and Marketing
	Expenses
	2006 to 2005	2005 to 2004

Payroll and related costs	$23.4	$17.0
Stock-based compensation	17.8	0.1
Marketing and related costs	(0.4)	2.4
Other expense	1.0	2.7

Total net increase	$41.8	$22.2

We believe that sales and marketing expenses will continue to increase in 2007 due to an expected increase in commissions on higher forecasted sales of our services, the expected increase in hiring of sales and marketing personnel and additional expected increases in other marketing costs such as advertising. Additionally, sales and marketing expenses are expected to increase as a result of expensing stock-based compensation in accordance with SFAS No. 123(R).

General and Administrative.  General and administrative expenses consist primarily of the following components:

•	payroll, stock-based compensation and other related costs, including expenses for executive, finance, business applications, internal network management, human resources and other administrative personnel;

•	depreciation of property and equipment used by us internally;

•	fees for professional services;

•	non-income related taxes;

•	insurance costs;

•	the provision for doubtful accounts; and

•	rent and other facility-related expenditures for leased properties.

General and administrative expenses increased 70%, or $37.2 million, to $90.2 million for the year ended December 31, 2006 as compared to $53.0 million for the year ended December 31, 2005. General and administrative expenses increased 13%, or $6.0 million, to $53.0 million for the year ended December 31, 2005 as compared to $47.1 million for the year ended December 31, 2004. The increase in general and administrative expenses during 2006 was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as stock-based compensation expense. The increase in general and administrative expenses during 2005 was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as stock-based compensation expense. These increases were offset by a reduction in legal and consulting costs associated with the dismissal of the lawsuits between Akamai and Speedera as a result of our acquisition of Speedera and a reduction in non-income taxes as a result of settlements with state taxation authorities in 2005 that allowed us to reduce the related accrual. These one-time savings resulted in higher non-income taxes in 2006 as compared to the prior year.

The following table quantifies the net changes in general and administrative expenses for the periods presented (in millions):

	Increase (Decrease) in
	General and Administrative
	Expenses
	2006 to 2005	2005 to 2004

Payroll and related costs	$10.0	$6.4
Stock-based compensation	15.6	1.6
Non-income taxes	3.7	(2.4)
Facilities and related costs	1.2	0.3
Depreciation and amortization	1.4	(1.1)
Provision for doubtful accounts	0.2	1.5
Consulting and advisory services	0.6	(2.6)
Other expenses	4.5	2.3

Total net increase	$37.2	$6.0

During the years ended December 31, 2006 and 2005, we capitalized software development costs of $889,000 and $718,000, respectively, consisting of external consulting fees and payroll and payroll-related costs associated with the development of internally-used software applications. Once the projects are completed, such costs will be amortized and included in general and administrative expenses.

We expect general and administrative expenses to increase in 2007 due to increased payroll and related costs attributable to increased hiring, an increase in non-income tax expense and an increase in rent and facilities costs because we expanded leased office space during 2006. Additionally, general and administrative expenses are expected to increase as a result of higher stock-based compensation expense as a result of SFAS No. 123(R).

Amortization of Other Intangible Assets.  Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased to $8.5 million for the year ended December 31, 2006 as compared to $5.1 million for the year ended December 31, 2005. Amortization of other intangible assets for the year ended December 31, 2004 was $48,000. The increase in amortization of other intangible assets in 2006 was due to the amortization of intangible assets of $3.4 million in connection with the acquisition of Nine Systems in December 2006 and Speedera in June 2005. The increase in amortization of intangible assets in 2005 as compared to 2004 was due to the amortization of intangible assets of $5.1 million in connection with our acquisition of Speedera. We expect to amortize approximately $10.7 million, $10.2 million, $9.2 million, $7.6 million and $6.4 million for fiscal years

2007, 2008, 2009, 2010 and 2011, respectively, as a result of the Nine Systems and Speedera acquisitions. In January 2007, we announced a plan to acquire Netli, Inc. If this acquisition is completed, we expect that amortization of other intangible assets will increase in the future.

Interest Income.  Interest income includes interest earned on invested cash balances and marketable securities. Interest income increased 315%, or $13.4 million, to $17.7 million for the year ended December 31, 2006 as compared to $4.3 million for the year ended December 31, 2005. Interest income increased 98%, or $2.1 million, to $4.3 million for the year ended December 31, 2005 as compared to $2.2 million for the year ended December 31, 2004. The increase in interest income in 2006 as compared to 2005 and 2004 was due to an increase in our invested marketable securities period over period, due to the investment of $202.1 million in net proceeds we received from our public equity offering of 12.0 million shares of our common stock in November 2005, as well as generating greater cash flows from operations. We also experienced an increase in interest rates earned on our investments.

Interest Expense.  Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 41%, or $2.2 million, to $3.2 million for the year ended December 31, 2006 compared to $5.3 million for the year ended December 31, 2005. Interest expense decreased 48%, or $4.9 million, to $5.3 million for the year ended December 31, 2005 as compared to $10.2 million for the year ended December 31, 2004. The decrease during each of these periods was due to lower interest expense as a result of redemptions and repurchases of our 5 1/2% convertible subordinated notes. During 2005 and 2004, we redeemed or repurchased $56.6 million and $169.4 million, respectively, in aggregate principal amount of our 5 1/2% convertible subordinated notes. As of December 31, 2006, there was an aggregate principal amount of $200 million of our 1.0% convertible senior notes outstanding. We believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $3.1 million in 2007.

Other Income (Expense), net.  Other income (expense), net primarily represents net foreign exchange gains and losses incurred during the periods presented, as well as gains and losses on legal settlements. Other net expense decreased 212%, or $1.1 million, to other net income of $570,000 for the year ended December 31, 2006 as compared to other net expense of $507,000 for the year ended December 31, 2005. Other net income was $1.1 million for the year ended December 31, 2004. Other net income for the year ended December 31, 2006 represented $90,000 of foreign exchange gains and $480,000 of net gains on legal settlements. Other net expense of $507,000 for the year ended December 31, 2005 represented approximately $1.5 million of foreign exchange losses, offset by $1.0 million of net gains on legal settlements. For the year ended December 31, 2004, other net income of $1.1 million represented approximately $518,000 of gains on legal settlements and $543,000 of foreign exchange gains. Other net income (expense) may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings and other events.

Gain (Loss) on Investments, net.  During the year ended December 31, 2006, we recorded a net gain on investments of $261,000 on the sale of marketable securities. During the years ended December 31, 2005 and 2004, we recorded a net loss on investments of $27,000 and $69,000, respectively, from the sale of marketable securities. We do not expect significant gains or losses on investments in 2007.

Loss on Early Extinguishment of Debt.  We had no loss on early extinguishment of debt during 2006 because we did not redeem or repurchase any debt during the year. Loss on early extinguishment of debt decreased to $1.4 million for the year ended December 31, 2005 as compared to $6.8 million for the year ended December 31, 2004. The decrease in loss on early extinguishment of debt in 2005 is due to costs incurred in connection with our redemption of $56.6 million in aggregate principal amount of our 5 1/2% convertible subordinated notes during 2005. This loss of $1.4 million consists of $889,000 in premiums above par value paid to redeem such notes and $481,000 of deferred financing costs associated with redeeming such notes prior to their maturity. During 2004, we repurchased $169.4 million in principal amount of our 5 1/2% convertible subordinated notes which resulted in a loss on early extinguishment of debt of $6.8 million.

Provision (Benefit) for Income Taxes.  Provision for income taxes increased to $41.1 million for the year ended December 31, 2006 as compared to a benefit for income taxes of $257.6 million during the year ended December 31, 2005. Provision for income taxes was $772,000 for the year ended December 31, 2004. During 2005, in connection with the release of our deferred tax asset valuation allowance, we recorded an income tax benefit of $285.8 million which was offset by provision for income taxes primarily related to our alternative minimum tax obligations and income earned in profitable foreign jurisdictions. As a result of the release of the deferred tax asset valuation allowance in 2005, we recorded a provision for income taxes of $41.1 million in 2006. The provision for income taxes for 2004 was primarily related to our alternative minimum tax payment obligations and income earned in foreign jurisdictions where we were profitable.

As of December 31, 2004, our United States and foreign net operating losses, or NOLs, and other deferred tax assets were fully offset by a valuation allowance primarily because at the time, pursuant to SFAS No. 109, “Accounting for Income Taxes,” we did not have sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. Based upon our cumulative history of earnings over a 12-quarter period and an assessment of our expected future results of operations, during the third quarter of 2005, we determined that it had become more likely than not that we would be able to realize a substantial portion of our United States and foreign NOL carryforward tax assets prior to their expiration and other deferred tax assets. As a result, during 2005, we released a total of $349.5 million of our United States and foreign deferred tax asset valuation allowance. Of the $349.5 million, $285.8 million of the valuation release was recorded as an income tax benefit in our statement of operations, $61.0 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on our balance sheet, and approximately $2.7 million of the valuation release was recorded as a reduction to acquired goodwill and intangible assets.

As of December 31, 2006, we had a remaining valuation allowance of $6.3 million. During the fourth quarter of 2006, we recorded additional deferred tax assets related to acquired NOL carryforwards from Nine Systems. However, these NOLs are subject to limitation pursuant to section 382 of the Internal Revenue Code due to changes in ownership of more than 50%. Because the realization of these deferred tax assets does not meet the “more likely than not” criterion under SFAS No. 109, we recorded a valuation allowance of $4.4 million against the acquired NOLs. We continue to maintain a valuation allowance of $1.9 million related to certain state NOLs that we expect will expire unused.

While we expect our consolidated annualized effective tax rate in 2007 to remain relatively consistent with 2006, this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with SFAS No. 123(R). The effective tax rate including the effect of discrete items could be materially different depending on the nature and timing of the disposition of incentive and other employee stock options.

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

We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of these tax reserves reflects assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate tax liability or benefit from of these matters may be materially greater or less than the amount that we have estimated.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock and subordinated notes, which notes were repaid in 1999;

•	an initial public offering of our common stock in October 1999, which generated net proceeds of $217.6 million;

•	the sale in June 2000 of an aggregate of $300 million in principal amount of our 5 1/2% convertible subordinated notes, which generated net proceeds of $290.2 million and were repaid or redeemed in full between December 2003 and September 2005;

•	the sale in December 2003 and January 2004 of an aggregate of $200 million in principal amount of our 1% convertible senior notes, which generated net proceeds of $194.1 million;

•	the public offering of 12.0 million shares of our common stock in November 2005, which generated net proceeds of $202.1 million;

•	proceeds from the exercise of stock awards; and

•	cash generated by operations.

As of December 31, 2006, cash, cash equivalents and marketable securities totaled $434.5 million, of which $4.2 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.

Cash provided by operating activities increased $49.2 million to $132.0 million for the year ended December 31, 2006 compared to $82.8 million for the year ended December 31, 2005. Cash provided by operating activities increased $31.6 million to $82.8 million for the year ended December 31, 2005 compared to cash provided by operating activities of $51.2 million for the year ended December 31, 2004. The increase in cash provided by operating activities for each of 2006 and 2005 as compared to 2004 was primarily due to increased service revenue as well as increases in accounts payable and accrued expenses. We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays, such as salaries, in connection with expected increases in headcount. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Cash used in investing activities was $205.6 million for the year ended December 31, 2006, compared to $183.8 million for the year ended December 31, 2005. Cash provided by investing activities was $9.1 million for the year ended December 31, 2004. Cash used in investing activities for 2006 reflects net purchases of short and long-term investments of $131.6 million and capital expenditures of $69.3 million, consisting of the capitalization of internal-use development costs related to our current and future service offerings and purchases of network infrastructure equipment. In addition, approximately $5.1 million of cash, including transaction costs, was used to acquire Nine Systems. These investments were offset by a decrease of $400,000 in restricted investments previously held for security deposits. Cash used in investing activities for the year ended December 31, 2005 reflects net purchases of marketable securities of $149.5 million primarily related to the cash received from our equity financing in November 2005. Additionally, cash used in investing activities for 2005 includes capital expenditures of $36.2 million. These investments were offset by $1.7 million of cash acquired through the Speedera acquisition and a decrease of $202,000 in restricted investments previously held for security deposits. Cash provided by investing activities for 2004 reflects proceeds from net sales and maturities of investments of $24.1 million, offset by capital expenditures of $20.1 million. During 2004, cash provided by investing activities also included a decrease of $5.0 million in restricted cash to reflect our repurchase of $5.0 million in principal amount of our 5 1/2% convertible subordinated notes in early 2004 and a decrease of $96,000 in restricted investments previously held for security deposits. For 2007, we expect total capital expenditures, a component of cash used in investing activities, to be approximately the same percentage of revenues as 2006.

Cash provided by financing activities was $60.4 million for the year ended December 31, 2006, compared to $159.1 million for the year ended December 31, 2005. Cash used in financing activities was $131.9 million for the year ended December 31, 2004. Cash provided by financing activities for the year ended December 31, 2006 included proceeds of $27.9 million from the issuance of common stock upon the exercise of stock options and the sale of shares under our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2006 also includes $32.5 million related to excess tax benefits resulting from the exercise of stock options. Cash provided by financing activities in 2005 reflects net proceeds from our November 2005 equity offering of $202.1 million and proceeds from issuances of common stock under our equity compensation plans of

$14.5 million, offset by payments made to redeem $56.6 million in principal amount of our outstanding 5 1/2% convertible subordinated notes and payments on capital lease obligations of $818,000. Cash used in financing activities in 2004 reflects payments for the repurchase of approximately $169.4 million in aggregate principal amount of our 5 1/2% convertible subordinated notes and payments on our capital leases of $543,000, offset by net proceeds received from the issuance of our 1% convertible senior notes of $24.3 million and proceeds from issuances of common stock under our equity compensation plans of $13.8 million.

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

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Year Ended
	December 31,
	2006	2005	2004

Cash, cash equivalents and marketable securities balance as of December 31, 2005, 2004 and 2003, respectively	$314.1	$108.4	$208.4

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	412.3	271.7	206.2
Payments to vendors	(201.0)	(135.1)	(91.0)
Payments for employee payroll	(134.6)	(90.4)	(68.4)
Debt repurchases	—	(58.1)	(169.4)
Debt proceeds	—	—	24.3
Debt interest and premium payments	(2.0)	(5.1)	(18.1)
Stock option exercises and employee stock purchase plan issuances	27.9	14.5	13.8
Equity offering proceeds	—	202.1	—
Cash (used in) acquired through business acquisitions	(4.5)	3.9	—
Interest income	17.7	4.3	2.2
Other	4.6	(2.1)	0.4

Net increase	120.4	205.7	(100.0)

Cash, cash equivalents and marketable securities balance as of December 31, 2006, 2005 and 2004, respectively	$434.5	$314.1	$108.4

We believe, based on our current business plan, that our cash, cash equivalents and marketable securities of $434.5 million as of December 31, 2006 and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures and restructuring expenses for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities would also result in additional dilution to our stockholders. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for further discussion of potential dilution.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments as of December 31, 2006 over the next five years and thereafter (in millions):

	Payments Due by Period
Contractual		Less than	12 to 36	36 to 60	More than
Obligations	Total	12 Months	Months	Months	60 Months

1% convertible senior notes	$200.0	$—	$—	$—	$200.0
Interest on convertible notes outstanding assuming no early redemption or repurchases	54.0	2.0	4.0	4.0	44.0
Real estate operating leases	23.0	9.0	13.2	0.8	—
Bandwidth and co-location agreements	29.3	20.0	9.3	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	12.5	12.5	—	—	—

Total contractual obligations	$319.3	$44.0	$26.5	$4.8	$244.0

Letters of Credit

As of December 31, 2006, we had outstanding $4.2 million in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to long-term facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.1 million are classified as long-term marketable securities and $1.1 million are classified as short-term marketable securities on our consolidated balance sheet dated as of December 31, 2006. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through May 2011.

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

The conversion features of our 1% convertible senior notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholders’ equity. Therefore, these instruments meet the scope exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are accordingly not accounted for as derivatives for purposes of SFAS No. 133. See Note 12 to our consolidated financial statements for more information.

Litigation

We are party to litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. See “Legal Proceedings” elsewhere in this annual report on Form 10-K for further discussion on litigation.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” or FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 will be effective for us beginning in 2007. We do not expect the implementation of FIN No. 48 to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin No. 108, or SAB 108. SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the implementation of SAB 157 to have a material impact on our financial statements.

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

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of December 31, 2006, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $200.0 million and $374.4 million, respectively.

We have operations in Europe and Asia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign hedge contracts.

Item 8.	Financial Statements and Supplementary Data

AKAMAI TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

We have completed integrated audits of Akamai Technologies, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 80 of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2007

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$80,595	$91,792
Marketable securities (including restricted securities of $1,105 and $730 at December 31, 2006 and 2005, respectively)	189,246	200,616
Accounts receivable, net of reserves of $7,866 and $7,994 at December 31, 2006 and 2005, respectively	86,232	52,162
Prepaid expense and other current assets	13,252	6,462
Deferred income taxes	5,348	3,966

Total current assets	374,673	354,998
Property and equipment, net	86,623	44,885
Marketable securities (including restricted securities of $3,102 and $3,825 at December 31, 2006 and 2005, respectively)	164,613	21,721
Goodwill	239,580	98,519
Other intangible assets, net	58,683	38,267
Deferred income taxes assets, net	319,504	328,308
Other assets	4,256	4,801

Total assets	$1,247,932	$891,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,630	$16,022
Accrued expenses	58,083	38,449
Deferred revenue	6,731	5,656
Current portion of accrued restructuring	1,820	1,749

Total current liabilities	89,264	61,876
Accrued restructuring, net of current portion	318	1,844
Other liabilities	3,657	3,565
1% convertible senior notes	200,000	200,000

Total liabilities	293,239	267,285

Commitments, contingencies and guarantees (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 160,298,922 shares issued and outstanding at December 31, 2006; 152,922,092 shares issued and outstanding at December 31, 2005	1,603	1,529
Additional paid-in capital	4,145,627	3,880,985
Deferred compensation	—	(7,537)
Accumulated other comprehensive income, net	1,296	471
Accumulated deficit	(3,193,833)	(3,251,234)

Total stockholders’ equity	954,693	624,214

Total liabilities and stockholders’ equity	$1,247,932	$891,499

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)

Revenues:
Services	$427,474	$281,468	$206,762
Software and software-related	1,198	1,647	3,253

Total revenues	428,672	283,115	210,015

Cost and operating expenses:
Cost of revenues	94,100	55,655	46,150
Research and development	33,102	18,071	12,132
Sales and marketing	119,689	77,876	55,663
General and administrative	90,191	53,014	47,055
Amortization of other intangible assets	8,484	5,124	48

Total cost and operating expenses	345,566	209,740	161,048

Income from operations	83,106	73,375	48,967
Interest income	17,703	4,263	2,158
Interest expense	(3,171)	(5,330)	(10,213)
Other income (expense), net	570	(507)	1,061
Gain (loss) on investments, net	261	(27)	(69)
Loss on early extinguishment of debt	—	(1,370)	(6,768)

Income before provision (benefit) for income taxes	98,469	70,404	35,136
Provision (benefit) for income taxes	41,068	(257,594)	772

Net income	$57,401	$327,998	$34,364

Net income per weighted average share:
Basic	$0.37	$2.41	$0.28
Diluted	$0.34	$2.11	$0.25
Shares used in per share calculations:
Basic	155,366	136,167	124,407
Diluted	176,767	156,944	146,595

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)

Cash flows from operating activities:
Net income	$57,401	$327,998	$34,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,585	24,153	18,810
Amortization of deferred financing costs	841	1,017	1,396
Stock-related compensation	49,556	3,849	1,292
Change in deferred income taxes, net, including release of deferred tax asset valuation allowance in 2005	38,510	(258,669)	408
Provision for doubtful accounts	830	1,147	(231)
Excess tax benefit from stock-based compensation	(32,511)	—	—
Non-cash portion of loss on early extinguishment of debt	—	481	2,453
Foreign currency (gains) losses, net	(756)	814	(377)
(Gains) losses on investments and disposal of property and equipment, net	(228)	36	58
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,020)	(19,455)	(8,516)
Prepaid expenses and other current assets	(8,062)	1,483	3,053
Accounts payable, accrued expenses and other current liabilities	15,382	(1,032)	(130)
Deferred revenue	343	3,267	(329)
Accrued restructuring	(1,970)	(1,816)	(1,630)
Other non-current assets and liabilities	66	(475)	616

Net cash provided by operating activities	131,967	82,798	51,237

Cash flows from investing activities:
Business acquisitions, net of cash (used) acquired	(5,127)	1,717	—
Purchases of property and equipment	(56,752)	(26,947)	(12,342)
Capitalization of internal-use software costs	(12,576)	(9,213)	(7,759)
Purchases of short and long-term available for sale securities	(395,871)	(215,633)	(187,674)
Proceeds from sales and maturities of short and long-term available for sale securities	264,308	66,099	211,753
Proceeds from sales of property and equipment	—	—	9
Decrease in restricted investments held for security deposits	400	202	96
Decrease in restricted cash held for note repurchases	—	—	5,000

Net cash (used in) provided by investing activities	(205,618)	(183,775)	9,083

Cash flows from financing activities:
Proceeds from the issuance of 1% convertible senior notes, net of financing costs	—	—	24,313
Payments on capital leases	—	(818)	(543)
Repurchase of 5 1/2% convertible subordinated notes	—	(56,614)	(169,386)
Excess tax benefits from stock-based compensation	32,511	—	—
Proceeds from equity offering, net of issuance costs	—	202,068	—
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	27,918	14,462	13,754

Net cash provided by (used in) financing activities	60,429	159,098	(131,862)

Effect of exchange rate translation on cash and cash equivalents	2,025	(1,647)	1,208

Net (decrease) increase in cash and cash equivalents	(11,197)	56,474	(70,334)
Cash and cash equivalents at beginning of year	91,792	35,318	105,652

Cash and cash equivalents at end of year	$80,595	$91,792	$35,318

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,005	$5,704	$15,341
Cash paid for income taxes	3,455	1,494	—
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$4,262	$—	$—
Acquisition of equipment through capital leases	—	586	—
Common stock and vested common stock options issued in connection with acquisition of a business	152,560	130,510	—
Value of deferred compensation recorded for issuance of deferred stock units and restricted stock	—	930	601

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Income

Balance at December 31, 2003	122,154,517	$1,222	$3,437,186	$(1,545)	$1,379	$(3,613,596)	$(175,354)
Comprehensive income:
Net income						34,364	34,364	$34,364
Foreign currency translation adjustment					375		375	375
Change in market value of investments					(362)		(362)	(362)

Comprehensive income								$34,377

Issuance of common stock upon the exercise of stock options and warrants	3,019,198	30	8,972				9,002
Issuance of common stock under employee stock purchase plan	1,598,947	16	4,736				4,752
Deferred compensation for the issuance of deferred stock units			601	(601)			—
Repurchase and cancellation of restricted stock due to employee terminations	(863)		(9)	9			—
Acceleration of restricted stock vesting and fair value of non-employee options			92	52			144
Amortization of deferred compensation				1,148			1,148

Balance at December 31, 2004	126,771,799	1,268	3,451,578	(937)	1,392	(3,579,232)	(125,931)
Comprehensive income:
Net income						327,998	327,998	$327,998
Foreign currency translation adjustment					(855)		(855)	(855)
Change in market value of investments					(66)		(66)	(66)

Comprehensive income								$327,077

Issuance of common stock upon the exercise of stock options and vesting of deferred stock units	3,086,158	31	9,815				9,846
Issuance of common stock under employee stock purchase plan	475,776	5	4,611				4,616
Deferred compensation for the issuance of deferred stock units			930	(930)			—
Repurchase and cancellation of restricted stock due to employee terminations	(250)	—	(3)	3			—
Issuance of common stock for acquisition of a business	10,588,609	105	121,431				121,536
Stock options issued in acquisition of a business			18,239	(9,265)			8,974
Acceleration of employee stock option vesting				181			181
Issuance of common stock in equity offering, net of offering costs	12,000,000	120	201,948				202,068
Stock-based compensation to non-employees for services rendered			257				257
Release of deferred tax asset valuation allowance			72,179				72,179
Amortization of deferred compensation				3,411			3,411

Balance at December 31, 2005	152,922,092	1,529	3,880,985	(7,537)	471	(3,251,234)	624,214
Comprehensive income:
Net income						57,401	57,401	$57,401
Foreign currency translation adjustment					756		756	756
Change in market value of investments					69		69	69

Comprehensive income								$58,226

Issuance of common stock upon the exercise of stock options and vesting of deferred stock units	4,182,931	42	21,383				21,425
Issuance of common stock under employee stock purchase plan	295,113	3	6,490				6,493
Stock-based compensation			53,338				53,338
Issuance of common stock for acquisition of a business	2,664,650	27	133,463				133,490
Stock options issued in acquisition of a business			19,070				19,070
Other	234,136	2	(2)				—
Reclassification of deferred compensation to additional paid-in capital upon adoption of FAS123(R)			(7,537)	7,537			—
Tax benefits from the exercise of stock options			37,944				37,944
Stock-based compensation issued to non-employees for services rendered			493				493

Balance at December 31, 2006	160,298,922	$1,603	$4,145,627	$—	$1,296	$(3,193,833)	$954,693

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Nature of Business and Basis of Presentation:

Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises thousands of servers in hundreds of networks in approximately 70 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one business segment: providing services for accelerating and improving the delivery of content and applications over the Internet.

The accompanying consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies:

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates used in these financial statements include, but are not limited to, revenues, accounts receivable and related reserves, restructuring reserves, contingencies, useful lives and realizability of long-term assets and goodwill, capitalized software, income and other taxes and the fair value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

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

At the inception of a customer contract for service, the Company makes an assessment as to that customer’s ability to pay for the services provided. The Company bases its assessment on a combination of factors, including the successful completion of a credit check or financial review, its payment history with the customer and other forms of payment assurance. Upon the completion of these steps, the Company recognizes revenue monthly in accordance with its revenue recognition policy. If the Company subsequently determines that collection from the customer is not reasonably assured, the Company records an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and ceases recognizing revenue for continued services provided until cash is received. Changes in the Company’s estimates and judgments about whether collection is reasonably assured would change the timing of revenue or amount of bad debt expense that the Company recognizes.

Akamai primarily derives income from the sale of services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly or annual level of usage and provide the rate at which the customer must pay for actual usage above the monthly or annual minimum. For these services, Akamai recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of Akamai services exceed the monthly or annual minimum, Akamai recognizes revenue for such excess in the period of the usage. For annual revenue commitments, the Company recognizes revenue monthly based upon the customer’s usage in such period.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company typically charges the customer an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

When more than one element is contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate element. Fair value is generally determined based upon the price charged when the element is sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided at the outset of the period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the applicable service period to the extent that all services have begun to be provided at the outset of the period.

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

From time to time, the Company enters into contracts to sell its services or license its technology to unrelated enterprises at or about the same time that it enters into contracts to purchase products or services from the same enterprise. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor, unless the product or service received has a separate identifiable benefit and the fair value to the Company of the vendor’s product or service can be established objectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may from time to time resell licenses or services of third parties. The Company records revenue for these transactions on a gross basis when the Company has risk of loss related to the amounts purchased from the third party and the Company adds value to the license or service, such as by providing maintenance or support for such license or service. If these conditions are present, the Company recognizes revenue when all other revenue recognition criteria are satisfied.

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

Cost of Revenues

Cost of revenues consists primarily of fees paid to network providers for bandwidth and for housing servers in third-party network data centers, also known as co-location costs. Cost of revenues also includes network operation employee costs, network storage costs, cost of software licenses, depreciation of network equipment used to deliver the Company’s services, amortization of network-related internal-use software and costs for the production of live on-line events. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from several months to two years. These contracts generally commit Akamai to pay minimum monthly fees plus additional fees for bandwidth usage above the contracted level. In some circumstances, Internet service providers (“ISPs”) make available to Akamai rack space for the Company’s servers and access to their bandwidth at discounted or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Akamai server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of Akamai’s servers nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“FAS No. 123R”). The standard requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ estimated grant date fair value. The standard covers employee stock options, restricted stock, restricted stock units, deferred stock units and employee stock purchases related to the Company’s employee stock purchase plan. Additionally, the Company applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 on Share-Based Payment to the Company’s adoption of FAS No. 123R. Previously, the Company elected to account for these share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements.

The Company adopted FAS No. 123R using the modified prospective transition method which requires applying the standard as of January 1, 2006 (“the adoption date”). The modified prospective transition method does not result in the restatement of results from prior periods and, accordingly, the results of operations for 2006 and future periods will not be comparable to the Company’s historical results of operations.

Under the modified prospective transition method, FAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the adoption date. Additionally, compensation cost for the portion of awards granted prior to the adoption date for which the requisite service has not been rendered as of the adoption date shall be recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated in the prior period pro forma disclosures under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”). Changes to the grant-date fair value of equity awards granted before the effective date are precluded. The compensation cost for those earlier awards

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shall be attributed to periods beginning on or after the adoption date using the attribution method that was used under FAS No. 123, which was the straight-line method. The Company estimates an expected forfeiture rate which is factored in to determine the Company’s quarterly expense. Deferred compensation which related to those earlier awards has been eliminated against additional paid-in capital. FAS No. 123R also changes the reporting of tax-related amounts within the statement of cash flows. The excess amount of windfall tax benefits resulting from stock-based compensation will be reported as financing inflows.

For stock options, the Company has selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. For stock options, restricted stock, restricted stock units and deferred stock units, the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain a service vesting feature. For awards with a performance condition vesting feature, the Company recognizes compensation cost on a straight-line basis over the awards’ expected vesting periods.

Research and Development Costs

Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation and enhancement of the Company’s services and network. Costs incurred in the development of the Company’s services are expensed as incurred, except certain software development costs eligible for capitalization. Costs associated with the development of software to be marketed externally are expensed prior to the establishment of technological feasibility as defined by SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the general release of the software. To date, the Company’s development of software to be sold externally has been completed concurrently with the establishment of technological feasibility and, accordingly, all associated costs have been charged to expense as incurred in the accompanying consolidated financial statements.

Costs incurred during the application development stage of internal-use software projects are capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include external consulting fees and payroll and payroll-related costs for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization of the asset commences when the software is complete and placed in service. The Company amortizes completed internal-use software to cost of revenues over an estimated life of two years. Costs incurred during the planning, training and post implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

Concentrations of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. The fair value and the carrying amount of the Company’s 1% convertible senior notes were $347.4 million and $200.0 million, respectively, as of December 31, 2006. The fair value is based upon the trading price of the debt. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes to be of high credit standing. Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2006 and 2005, no customer accounted for more than 10% of total revenues. For the year ended December 31, 2004,

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one customer accounted for 10% of total revenues. As of December 31, 2006, no customer had an account receivable balance greater than 10% of total accounts receivable. As of December 31, 2005, one customer had an account receivable balance of 13% of the Company’s total accounts receivable. The Company believes that, as of December 31, 2006, concentration of credit risk related to accounts receivable was not significant.

Taxes

The Company’s provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse or the carryforwards are expected to be realized.

The Company currently has significant deferred tax assets, resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. During 2005, management determined it was more likely than not that substantially all of the deferred tax assets would be realized, and, accordingly released substantially all of its valuation allowance. This decision was based on the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12-quarter period and on the projections of expected future taxable income. The tax assets estimated to be realized in future periods have been calculated by applying a blended federal and state tax rate of 39.1%, which is based upon the tax rates expected to be in effect, apportioned by jurisdiction, in the periods during which the attributes are expected to be utilized. Changes in this blended rate in future periods could have a material effect on both the tax provision in the period of change as well as the net deferred tax asset carrying value.

The Company has recorded certain tax reserves to address potential exposures involving its sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially greater or less than the amount that the Company estimated.

In November 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, “Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, the Company elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123(R) to determine the pool of windfall tax benefits. The long-form method requires the Company to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for net operating loss (“NOL”) carryforwards.

Foreign Currency Translation

Akamai has determined that the functional currency of its foreign subsidiaries is each respective subsidiary’s local currency. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date and revenues and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Gains and losses on inter-company transactions are recorded in other income (expense), net. For the years ended December 31, 2006, 2005 and 2004, the Company recorded foreign currency gain (loss) of $90,000, ($1.5) million and $543,000 respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at amortized cost plus accrued interest, which approximates fair value. Total cash and cash equivalents were $434.5 million and $314.1 million at December 31, 2006 and 2005, respectively.

Short-term marketable securities consist of high quality corporate and government securities with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term marketable securities consist of high quality corporate and government securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to use. As of December 31, 2006 and 2005, the Company had $4.2 million and $4.5 million, respectively, of restricted marketable securities generally representing security for irrevocable letters of credit related to facility leases.

The Company classifies all debt securities and equity securities with readily determinable market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as marketable securities on the consolidated balance sheet and are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss). Investments in securities of private companies are initially carried at cost. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through loss on investments on the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, the Company’s accounts receivable balance includes unbilled accounts that represent revenues recorded for customers that are typically billed within one month. The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts, cash basis customers and service credits. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The Company’s reserve for cash basis customers increases as services are provided to customers where collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received. The Company’s reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits result in a reduction to revenues. Decreases to the reserve for service credits are the result of actual credits being issued to customers, causing a corresponding reduction in accounts receivable.

Estimates are used in determining these reserves and are based upon the Company’s review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where the Company no longer believes that the customer has the ability to pay for services provided. The Company reserves for all invoices that have been outstanding greater than one year. The Company performs on-going credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the creation of a cash basis reserve until the Company receives consistent payments. In addition, the Company reserves a portion of revenues as a reserve for service credits. Reserves for service credits are measured based on an analysis of revenue credits to be issued after the month of billing and an estimate for future credits. These credits typically relate to management’s estimate of the resolution of customer disputes and billing adjustments. The Company does not have any off-balance sheet credit exposure related to its customers.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment includes purchases of items with a per unit value greater than $1,000 and a useful life greater than one year. In certain instances, the Company has capitalized equipment purchases, such as laptop computers, that have a per unit value less than $1,000, because their useful lives are three years. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.

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

Goodwill and Other Intangible Assets

The Company tests goodwill for impairments on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment test of goodwill as of January 1, 2006 and 2007. These tests did not result in an impairment to goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks and non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the economic value derived from the related intangible asset. Goodwill is carried at its historical cost.

Valuation of Other Long-Lived Assets

Long-lived assets are reviewed for impairment under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, a change in the Company’s market capitalization, facility closure or work-force reductions indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset.

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

The Company previously recorded real-property related restructuring expenses and liabilities when management approved and committed the Company to a plan to exit a facility lease, the plan specifically identified the actions to be taken and the actions were scheduled to begin soon after management approved the plan. Beginning in 2003, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company records restructuring liabilities, discounted at the appropriate rate, for facility leases only when the space is both vacated and all actions needed to make the space readily available for sublease have been completed. The Company records restructuring liabilities for estimated costs to terminate a facility lease before the end of its

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual term or for estimated costs that will continue to be incurred under the lease for its remaining term where there is no economic benefit to the Company, net of an estimate of sublease income.

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

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $450,000, $879,000 and $130,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 is effective for the Company beginning in 2007. The Company does not expect the implementation of FIN No. 48 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin No. 108, (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying and recording financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the potential impact of SFAS 157 on the Company’s financial position and results of operations.

3.	Business Acquisitions:

Nine Systems Corporation

On December 13, 2006, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Nine Systems Corporation (“Nine Systems”) in exchange for approximately 2.7 million shares of Akamai common stock, approximately $4.5 million in cash and options to purchase approximately 400,000 shares of Akamai common stock. The purchase of Nine Systems is intended to increase the quantity and types of rich media management tools sold by the Company.

The aggregate purchase price, net of cash received, was approximately $157.7 million, which consisted of $133.5 million in shares of Akamai common stock, $19.1 million in fair value of the Company’s stock options, $4.5 million in cash and approximately $600,000 of transaction costs, which primarily consisted of fees for financial advisory and legal services. The fair value of the Company’s stock options issued to Nine Systems employees was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life (years)	—
Risk-free interest rate	5.2%
Expected volatility	67.4%
Dividend yield	—

The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired business since December 13, 2006, the date of acquisition, are included in the consolidated financial statements of the Company for the year ended December 31, 2006. The results of operations from this acquired business were insignificant to the consolidated statement of operations for 2006. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The purchase price allocation is preliminary and a final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Nine Systems customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, goodwill associated with Nine Systems will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 9).

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the preliminary allocation of the purchase price:

(In thousands)

Total consideration:
Common stock issued	$133,490
Cash paid	4,462
Fair value of stock options	19,070
Transaction costs	634

Total purchase consideration	$157,656

Allocation of the purchase consideration
Current assets	$4,614
Fixed assets	944
Deferred tax assets	2,900
Identifiable intangible assets	28,900
Goodwill	142,519

Total assets acquired	179,877
Deferred tax liabilities	(11,293)
Fair value of other liabilities assumed, including deferred revenue of $375	(10,928)

$157,656

The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

		Weighted Average
	Amount	Useful Life
	(In thousands)	(In years)

Completed technologies	$3,400	1.7
Customer relationships	25,000	4.5
Trademarks	500	2.1

Total	$28,900

In determining the purchase price allocation, the Company considered, among other factors, the Company’s intention to use the acquired assets and historical and estimated future demand of Nine Systems services. The fair value of intangible assets was based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 18%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Nine Systems.

The customer relationships were valued using the income approach. The key assumptions used in valuing the customer relationships are as follows: discount rate 18%, tax rate 40% and estimated average economic life of nine years. The customer relationships, trademarks and completed technology are being amortized based upon the expected benefit to be realized over each intangible’s estimated economic life. The values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk adjusted discount rates.

The relief-from-royalty method was used to value the completed technologies. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset that would otherwise be required

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the completed technologies are as follows: royalty rate 10.5%, discount rate 18%, tax rate 40% and estimated average economic life of four years.

The relief-from-royalty method was used to value trademarks. The relief-from-royalty method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefit in the use of trademarks and domain names. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without the specific trademarks and domain names. The key assumptions used in valuing trademarks are as follows: royalty rate 1%, discount rate 18%, tax rate 40% and estimated average economic life of five years.

The total weighted average amortization period for the intangible assets is 4.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefit of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. None of the goodwill is deductible for income tax purposes.

In connection with the acquisition of Nine Systems, the Company commenced integration activities, which have resulted in recognizing approximately $500,000 in liabilities for employee termination benefits. We expect to pay the liabilities associated with the employee termination benefits throughout 2007. Management is in the process of determining whether additional liabilities relating to employee termination benefits or other contractual obligations are required to be recorded. The impact of Nine Systems’ operating results, assuming the acquisition had occurred on January 1, 2006, on a consolidated basis would not be significant to the operations of the Company.

Speedera Networks, Inc.

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

The aggregate purchase price, net of cash received, was $142.2 million, which consisted of $121.5 million in shares of common stock based on the closing price on June 10, 2005, $18.2 million in fair value of the Company’s stock options and transaction costs of $2.5 million, which primarily consisted of fees for financial advisory and legal services. The fair value of the Company’s stock options issued to Speedera employees was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life (years)	4.5
Risk-free interest rate	3.8%
Expected volatility	83.6%
Dividend yield	—

The intrinsic value allocated to the unvested options issued in the acquisition that had yet to be earned as of the acquisition date was $9.3 million and has been recorded as deferred compensation in the purchase price allocation.

The acquisition was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opportunities of providing Akamai services to Speedera customers; trained technical workforce in place in the United States and India; existing sales pipeline and trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142 (See Note 9).

The following table represents the allocation of the purchase price:

(In thousands)

Total consideration:
Common stock issued	$121,536
Fair value of stock options	18,239
Transaction costs paid	2,459

Total purchase consideration	$142,234

Allocation of the purchase consideration
Current assets, including cash of $3,914	$10,587
Fixed assets	2,760
Long-term assets, including deferred tax assets	1,397
Identifiable intangible assets	43,200
Goodwill	94,862

Total assets acquired	152,806
Fair value of liabilities assumed, including deferred revenue of $450	(19,837)
Deferred compensation	9,265

$142,234

The following are identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

		Amortization
	Amount	Period
	(In thousands)	(In years)

Completed technologies	$1,000	1-4
Customer relationships	40,900	8
Non-compete agreements	1,300	3

Total	$43,200

The customer relationships were valued using the income approach. The key assumptions used in valuing the customer relationships are as follows: discount rate 18%, tax rate 40% and estimated average economic life of eight years. The customer relationships are being amortized at the ratio that current revenues generated from those customer relationships bear to the total estimated revenues to be generated from those relationships from the date of acquisition. The completed technologies and non-compete agreements are being amortized using the straight-line method over their respective remaining lives. The values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk adjusted discount rates.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table reflects unaudited pro forma results of operations of the Company for the years ended December 31, 2005 and 2004 assuming that the Speedera acquisition had occurred on January 1, 2005 and January 1, 2004, respectively (in thousands, expect per share data):

	For the Years Ended
	December 31,
	2005	2004
	(Unaudited)

Revenues	$302,220	$237,523
Net income	$326,031	$22,954
Net income per weighted average common share	$2.23	$0.17
Net income per weighted average diluted share	$1.97	$0.16

4.	Net Income per Share:

Basic net income per weighted average share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per weighted average share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, deferred stock units, warrants, restricted stock units and convertible notes.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2006	2005	2004

Numerator:
Net income	$57,401	$327,998	$34,364
Add back of interest expense on 1% convertible senior notes	2,841	2,841	2,851

Numerator for diluted net income	$60,242	$330,839	$37,215

Denominator:
Denominator for basic net income per common share	155,366	136,167	124,407
Effect of dilutive securities:
Stock options	7,704	7,691	9,162
Warrants	—	—	12
Restricted stock units, deferred stock units and restricted common stock	752	141	109
Assumed conversion of 1% convertible senior notes	12,945	12,945	12,905

Denominator for diluted net income per common share	176,767	156,944	146,595

Basic net income per common share	$0.37	$2.41	$0.28
Diluted net income per common share	$0.34	$2.11	$0.25

The following potential common shares have been excluded from the computation of diluted net income per share for the periods presented because their effect would have been antidilutive (in thousands):

	As of December 31,
	2006	2005	2004

Stock options	489	4,415	3,078
5 1/2% convertible subordinated notes	—	—	490

Total	489	4,415	3,568

Options to acquire 489,000, 4.4 million and 3.1 million shares of common stock as of December 31, 2006, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share as a result of the exercise prices for these stock options being greater than the average market price of the Company’s common stock during the respective periods. The effect of the Company’s 5 1/2% convertible subordinated notes on the calculation of diluted net income per weighted average share for the year ended December 31, 2004 was calculated using the “if converted” method. The 5 1/2% convertible subordinated notes were excluded from the calculation of diluted earnings per share in 2004 because of its antidilutive effect. All of the 5 1/2% convertible subordinated notes were purchased or redeemed during 2004 and 2005. Additionally, 2,332,593 shares issuable in respect of restricted stock units have been excluded from the computation of diluted net income per share because the performance conditions had not been met as of December 31, 2006.

In connection with the Company’s adoption of SFAS No. 123(R), the calculation of assumed proceeds used to determine the diluted weighted average shares outstanding under the treasury stock method in 2006 was adjusted by tax windfalls and shortfalls associated with all of the Company’s outstanding stock awards. Windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant date fair values and multiplying the result by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds and a negative result creates a shortfall, which reduces the assumed proceeds.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accumulated Other Comprehensive Income:

Accumulated other comprehensive income for all periods is equal to net income adjusted for unrealized gains and losses on investments and foreign currency translation adjustments. Accumulated other comprehensive income consisted of (in thousands):

	December 31,
	2006	2005

Net unrealized loss on investments	$(397)	$(466)
Foreign currency translation adjustments	1,693	937

Total accumulated other comprehensive income	$1,296	$471

6.	Marketable Securities and Investments:

The following is a summary of marketable securities held by the Company at December 31, 2006 (in thousands). Fair value was determined based upon quoted market prices for the security.

	Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$1,377	$—	$—	$1,377
Commercial paper	100,302	15	(168)	100,149
U.S. government agency obligations	106,153	19	(151)	106,021
U.S. corporate debt securities	52,410	63	(161)	52,312
Municipal obligations	94,000	—	—	94,000

	$354,242	$97	$(480)	$353,859

The following is a summary of marketable securities held by the Company at December 31, 2005 (in thousands). Fair value was determined based upon quoted market prices for the security.

	Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$3,627	$—	$(5)	$3,622
Commercial paper	20,643	—	(48)	20,595
U.S. government agency obligations	32,745	30	(333)	32,442
U.S. corporate debt securities	17,188	—	(110)	17,078
Municipal obligations	148,600	—	—	148,600

	$222,803	$30	$(496)	$222,337

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were due to changes in interest rates. The Company has determined that the gross unrealized losses at December 31, 2006 are temporary. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and the Company’s ability to hold the investment to maturity.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities by contractual maturity were as follows (in thousands):

	December 31,
	2006	2005

Due in one year or less	$192,348	$204,441
Due after 1 year through 5 years	161,511	17,896

	$353,859	$222,337

As of December 31, 2006, $4.2 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.1 million are classified as long-term marketable securities and $1.1 million are classified as short-term marketable securities on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through May 2011.

For the year ended December 31, 2006, the Company recorded net gains on investments of $261,000 on sales of marketable securities. For the years ended December 31, 2005 and 2004, the Company recorded net losses on investments of $27,000 and $69,000, respectively, on sales of marketable securities.

7.	Accounts Receivable:

Net accounts receivable consists of the following (in thousands):

	December 31,
	2006	2005

Trade accounts receivable	$75,771	$51,019
Unbilled accounts	18,327	9,137

Total gross accounts receivable	94,098	60,156

Allowance for doubtful accounts	(3,228)	(2,277)
Reserve for cash basis customers	(2,240)	(2,539)
Reserve for service credits	(2,398)	(3,178)

Total accounts receivable reserves	(7,866)	(7,994)

Total accounts receivable, net	$86,232	$52,162

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,		Estimated Useful
	2006	2005	Lives in Years

Computer and networking equipment	$208,237	$169,690	3
Purchased software	29,412	29,534	3
Furniture and fixtures	4,960	4,355	5
Office equipment	3,697	3,664	3
Leasehold improvements	7,243	5,569	5-7
Internal-use software	48,211	31,371	2

	301,760	244,183
Accumulated depreciation and amortization	(215,137)	(199,298)

	$86,623	$44,885

Depreciation and amortization expense on property and equipment and capitalized software costs for the years ended December 31, 2006, 2005 and 2004 was $32.1 million, $19.1 million and $18.8 million, respectively.

During the years ended December 31, 2006 and 2005, the Company wrote off $17.0 million and $11.4 million, respectively, of long lived asset costs, with accumulated depreciation and amortization costs of $16.3 million and $11.2 million, respectively. These write offs represent purchased software and computer and networking equipment that are no longer in use.

During the years ended December 31, 2006 and 2005, the Company capitalized $12.6 million and $9.2 million, net of impairments, respectively, of external consulting fees and payroll and payroll-related costs for the development and enhancement of internal-use software applications. Additionally, during the year ended December 31, 2006, the Company capitalized $4.3 million of equity-related compensation related to employees who developed and enhanced internal-use software applications. The internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services. The Company amortizes completed internal-use software over an estimated life of two years.

The following table summarizes capitalized internal-use software costs (in thousands):

	December 31,
	2006	2005

Total costs capitalized	$49,204	$31,856
Less: impairments	(993)	(485)

	48,211	31,371
Less: accumulated amortization	(26,723)	(18,598)

Net book value of capitalized internal-use software	$21,488	$12,773

9.	Goodwill and Other Intangible Assets:

The Company acquired goodwill and other intangible assets through business acquisitions during 2000, 2005 and 2006. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. During the year ended December 31, 2006, the Company recorded goodwill of $142.5 million and acquired intangible assets of $28.9 million as a result of the acquisition of Nine Systems. In 2005, the Company recorded goodwill of $96.3 million and acquired intangible assets of $43.2 million as a result of the acquisition of Speedera. During 2006, the Company made purchase accounting adjustments to reflect the deferred tax assets and liabilities

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as a result of filing the final pre-acquisition income tax return for Speedera. As a result, the Company increased its net deferred taxes by $1.5 million mainly due to an increase in the federal and state research and development credits, which resulted in a reduction of goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows:

In thousands

Ending balance, December 31, 2004	$4,937
Purchase price allocation associated with Speedera	96,319
Deferred tax asset valuation release	(2,737)

Ending balance, December 31, 2005	98,519
Purchase price allocation associated with Nine Systems	142,519
Finalization of purchase price allocations related to Speedera acquisition	(1,458)

Ending balance, December 31, 2006	$239,580

The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to test goodwill for impairment at least annually. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2006 and 2007 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2006 and 2007. The fair value on January 1, 2006 and 2007 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment on January 1, 2008.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Completed technology	$4,400	$(863)	$3,537
Customer relationships	65,900	(11,970)	53,930
Non-compete agreements	1,300	(674)	626
Trademarks	500	(5)	495
Acquired license rights	490	(395)	95

Total	$72,590	$(13,907)	$58,683

	December 31, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Completed technology	$1,000	$(431)	$569
Customer relationships	40,900	(4,404)	36,496
Non-compete agreements	1,300	(241)	1,059
Acquired license rights	490	(347)	143

Total	$43,690	$(5,423)	$38,267

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate expense related to amortization of other intangible assets was $8.5 million, $5.1 million and $48,000 for the years ended December 31, 2006, 2005 and 2004, respectively, based on current circumstances. Amortization expense is expected to be approximately $10.7 million, $10.2 million, $9.2 million, $7.6 million and $6.4 million for fiscal years 2007, 2008, 2009, 2010 and 2011, respectively. In January 2007, the Company announced a plan to acquire Netli, Inc. If this acquisition is completed, the cost and amortization of other intangible assets will increase in the future.

10.	Accrued Expenses:

Accrued expenses consists of the following (in thousands):

	December 31,
	2006	2005

Payroll and other related benefits	$31,429	$14,374
Interest	83	83
Bandwidth and colocation	9,628	7,781
Property, use and other taxes	13,636	13,314
Legal professional fees	1,100	679
Other	2,207	2,218

Total	$58,083	$38,449

11.	Commitments, Contingencies and Guarantees:

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through August 2011 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The minimum aggregate future obligations under non-cancelable leases as of December 31, 2006 are as follows (in thousands):

Operating
Leases

2007	$9,016
2008	6,740
2009	4,309
2010	2,198
2011	735

Total	$22,998

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $6.6 million, $5.7 million and $5.6 million, respectively.

The Company has issued letters of credit in the amount of $4.2 million related to certain of its real estate leases. These letters of credit are collateralized by marketable securities that have been restricted as to use (see Note 6). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease. In the event that the landlord provided funding for lease improvements to leased facilities, the Company would amortize such amount as part of rent expense on a straight-line basis over the life of the lease.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2007, 2008 and 2009, the minimum commitments are approximately $20.0 million, $8.4 million and $897,000, respectively. Additionally, as of December 31, 2006, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $12.5 million which are expected to be paid in 2007.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of Akamai’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, and the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. The Company believes that it has meritorious defenses to the claims made in the complaint and, if the settlement is not finalized and approved, it intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit if the settlement is not finalized and approved.

The Company and Speedera were involved in lawsuits against each other regarding patent infringement and false advertising and trade secrets claims. Upon completion of the acquisition of Speedera, all lawsuits between Akamai and Speedera were dismissed.

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified the guarantees described below as disclosable in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rescission of FASB Interpretation No. 34.” The Company evaluates estimated losses for guarantees under SFAS No. 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such guarantees in its financial statements.

As permitted under Delaware law, the Company’s Certificate of Incorporation provides that Akamai indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and would enable the Company to recover a portion of certain future amounts paid.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Akamai’s business partners or customers, in connection with Akamai’s provision of its services and software. Generally, these obligations are limited to claims relating to infringement of a U.S. patent, or any copyright or other intellectual property or the Company’s negligence, willful misconduct or violation of the law (provided that there is not gross negligence or willful misconduct on the part of the other party). Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and could limit the Company’s exposure.

The Company acquired all of the stock of three companies in 2000, as well as all of the stock of two other companies in 2005 and 2006. As part of those acquisitions, the Company assumed the liability for undisclosed claims and losses previously incurred by such companies. Subject to applicable statutes of limitations, these obligations are generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make in connection with these obligations is unlimited. The Company does not currently expect the costs of defending lawsuits or settling claims related to these acquired companies to be material.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.	Convertible Notes:

1% Convertible Senior Notes

In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The notes may be converted at the option of the holder in the following circumstances:

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

Since December 2005, the first conversion term discussed above has been met; however, no notes had been converted as of December 31, 2006. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $841,000 for each of the years ended December 31, 2006 and 2005 and $839,000 for the year ended December 31, 2004. The Company records the amortization of deferred financing costs using the interest method as interest expense in the consolidated statement of operations.

5 1/2% Convertible Subordinated Notes

During the year ended December 31, 2005, the Company redeemed an aggregate of $56.6 million in principal amount of its remaining outstanding 5 1/2% convertible subordinated notes due 2007 (the “5 1/2% convertible subordinated notes”) for total cash payments of $58.1 million. The redemption price was $1,015.71 for each $1,000 in principal amount repurchased. The Company charged the outstanding deferred financing costs relating to these repurchased notes and premium paid of $481,000 and $889,000, respectively, for the year ended December 31, 2005, to loss on early extinguishment of debt. For the years ended December 31, 2005 and 2004, amortization of deferred financing costs was approximately $175,000 and $543,000, respectively.

During the year ended December 31, 2004, in individually negotiated transactions, the Company repurchased an aggregate of $131.5 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes for total cash payments of $133.9 million. The purchase prices ranged between $1,018.00 and $1,023.57 for each $1,000 in principal amount repurchased. Additionally, in February 2004, the Company commenced a tender offer to repurchase up to $101.0 million in aggregate principal amount of its outstanding 5 1/2% convertible subordinated notes at a purchase price between $1,000 and $1,005 for each $1,000 of principal amount tendered. In March 2004, the Company amended the tender offer to increase the maximum price at which it was willing to repurchase the 5 1/2% convertible subordinated notes to $1,012.50 per $1,000 principal amount of the notes. Pursuant to the tender offer, in March 2004, the Company repurchased $37.9 million in aggregate principal amount of the 5 1/2% convertible subordinated notes for a total cash payment of $38.3 million. The purchase price was $1,012.50 for each $1,000 of principal amount tendered. For the year ended December 31, 2004, the Company charged the outstanding deferred financing costs relating to the repurchased notes and the premium paid of $2.5 million and $2.8 million, respectively, to loss on early extinguishment of debt. Additionally, the Company incurred $1.5 million of advisory services and offering expenses in connection with the tender offer and repurchases, which is included in loss on early extinguishment of debt.

13.	Restructurings and Lease Terminations:

As of December 31, 2006, the Company had $2.1 million of accrued restructuring liabilities. As part of the Speedera and Nine System acquisitions, the Company’s management committed to plans to exit certain activities of these entities. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a liability of $1.8 million and $500,000 related to workforce reductions during the years ended December 31, 2005 and 2006, respectively. These liabilities primarily consisted of employee severance and outplacement costs. The Company expects that these liabilities will be fully paid by June 2008.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the accrual and usage of the restructuring charges (in millions):

	Leases	Severance	Total

Ending balance, December 31, 2003	$5.2	$—	$5.2
Cash payments	(1.6)	—	(1.6)

Ending balance, December 31, 2004	3.6	—	3.6
Accrual recorded in purchase accounting	—	1.8	1.8
Cash payments	(1.3)	(0.5)	(1.8)

Ending balance, December 31, 2005	2.3	1.3	3.6
Accrual recorded in purchase accounting	—	0.5	0.5
Cash payments	(1.4)	(0.6)	(2.0)

Ending balance, December 31, 2006	$0.9	$1.2	$2.1

Current portion of accrued restructuring	$0.9	$0.9	$1.8

Long-term portion of accrued restructuring	$—	$0.3	$0.3

All existing lease restructuring liabilities will be fully paid by August 2007. The amount of restructuring liabilities associated with facility leases has been estimated based on the most recent available market data and discussions with the Company’s lessors and real estate advisors as to the likelihood that the Company will be able to partially offset its obligations with sublease income.

14.	Rights Plan and Series A Junior Participating Preferred Stock:

On September 10, 2002, the Board of Directors of the Company (the “Board of Directors”) declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2006. In January 2004, the Board of Directors of the Company approved an amendment to the rights plan in which the purchase price of each right issued under the plan increased from $9.00 per share to $65.00 per share.

15.	Stockholders’ Equity:

Common Stock

Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2006, the Company had reserved approximately 27.2 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (the “1999 ESPP”) and upon the exercise of options and vesting of deferred stock units and restricted stock units under its other stock incentive plans.

Equity Offering

In November 2005, the Company completed an equity offering of 12.0 million shares of its common stock at a price of $16.855 per share for proceeds of $202.1 million, net of offering expenses.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Stock-Based Compensation:

Equity Plans

In 1998, the Company’s Board of Directors (the “Board of Directors”) adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards are granted at the discretion of the Board of Directors or a committee thereof. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer the authority to grant equity incentive awards to employees of the Company below the level of Vice President, subject to certain specified limitations. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock awards and other types of equity awards. In March 2006, the Board of Directors adopted the Akamai Technologies, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. The stockholders of the Company approved the adoption of the 2006 Plan in May 2006. The total number of shares of common stock reserved for issuance under the 1998 Plan, the 2001 Plan and the 2006 Plan is 48,255,600, 5,000,000 and 7,500,000 shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan. As of December 31, 2006, no stock options or other equity incentive awards had been issued under the 2006 Plan.

Under the terms of the 1998 Plan and the 2006 Plan, the exercise price of incentive stock options may not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan, the 2001 Plan and the 2006 Plan may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting is typically four years under all of the plans, and options are granted at the discretion of the Board of Directors. Under the 1998 Plan and 2001 Plan, the term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock. Under the 2006 Plan, the term of options granted may not exceed seven years.

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

In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3,100,000 shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1,500,000 shares, provided that the aggregate number of shares issued under the 1999 ESPP shall not exceed 20,000,000. In April 2005, the Company’s Board of Directors approved amendments to the 1999 ESPP as follows: the duration of the offering periods was decreased from 24 months to six months; the number of times a participant may elect to change his or her percentage during an offering period was changed from four times to two times; the definition of “compensation” was amended to clarify that it includes cash bonuses and other cash incentive programs; and a provision was added to clarify that upon termination of an offering period, each eligible participant will be automatically enrolled in the next offering period. These amendments became effective in June 2005. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2006, 2005 and 2004, the Company issued 295,113, 475,776 and 1,598,947 shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $22.00, $9.70 and $3.17, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in 2006, 2005 and 2004 were $6.5 million, $4.6 million and $4.7 million,

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of December 31, 2006, $1.0 million had been withheld from employees for future purchases under the 1999 ESPP.

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of Akamai’s fiscal year 2006. Under the modified prospective transition method, stock-based compensation expense recognized during the year ended December 31, 2006 includes: shares issued under the 1999 ESPP during the offering period commencing on December 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; shares issued under the 1999 ESPP during the offering period commencing on each of June 1, 2006 and December 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R); stock options and deferred stock units granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and stock options, deferred stock units and restricted stock units granted after December 31, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated; accordingly, the results of operations for the year ended December 31, 2006 and future periods will not be comparable to the Company’s historical results.

For stock options, Akamai has selected the Black-Scholes option pricing model to determine the fair value of the Company’s stock option awards. The estimated fair value of Akamai’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Deferred compensation related to awards granted prior to January 1, 2006 has been included in additional paid-in capital on the balance sheet at December 31, 2006; as of and prior to December 31, 2005, it was carried as a separate line item entitled “deferred compensation” in the stockholders’ equity portion of the balance sheet. SFAS No. 123(R) also changes the reporting of tax-related amounts within the statement of cash flows. The excess windfall tax benefits resulting from stock-based compensation has been reported as a separate line item entitled “excess tax benefits from stock-based compensation” in the consolidated statement of cash flows.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of recording stock-based compensation in accordance with SFAS No. 123(R) for the year ended December 31, 2006 was as follows (in thousands):

For the
Year Ended
December 31,
2006

Stock-based compensation expense by type of award:
Stock options	$24,572
Deferred stock units	1,976
Restricted stock units	25,410
Shares issued under the 1999 ESPP	1,903
Amounts capitalized as internal-use software	(4,293)

Total stock-based compensation before income taxes	49,568
Less: Income tax benefit	(16,011)

Total stock-based compensation, net of tax	$33,557

Effect of stock-based compensation on income by line item:
Cost of revenues	$1,960
Research and development expense	11,435
Sales and marketing expense	18,403
General and administrative expense	17,770
Provision for income taxes	(16,011)

Total cost related to stock-based compensation	$33,557

The fair value of Akamai’s stock option awards granted during the year ended December 31, 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the
Year Ended
December 31,
2006

Expected life (years)	3.9
Risk-free interest rate(%)	4.7
Expected volatility(%)	67.5
Dividend yield(%)	—
Weighted average fair value per share at grant date	$18.10

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of Akamai’s ESPP awards granted during year ended December 31, 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the
Year Ended
December 31,
2006

Expected life (years)	0.5
Risk-free interest rate(%)	4.1
Expected volatility(%)	76.6
Dividend yield(%)	—
Weighted average fair value per share of shares purchased	$5.65

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

As of December 31, 2006, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and the 1999 ESPP awards was $107.5 million. This non-cash expense will be recognized through 2014 over a weighted average period of 1.5 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.

As a result of adopting SFAS No. 123(R), the Company’s income before taxes for the year ended December 31, 2006 was $7.5 million lower than if the Company had continued to account for share-based compensation under Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Net income for the year ended December 31, 2006 was $4.4 million lower than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $0.40 and $0.36, respectively, had the Company not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.37 and $0.34, respectively, for such period.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from exercises of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from excess windfall tax benefits to be classified as financing cash flows, rather than as operating cash flows. The $32.5 million in excess windfall tax benefit classified as a financing cash inflow for 2006 would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).

Prior to the Adoption of SFAS No. 123(R)

For periods prior to 2006, the Company elected to apply APB No. 25 and related interpretations in accounting for its stock-based compensation.

The following is a reconciliation of pro forma net income (loss) per weighted average share calculated as if the Company had adopted the fair value recognition provisions of SFAS No. 123 for the years ended December 31,

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 and 2004 to the Company’s reported net income (loss) per weighted average share (in thousands, except per share data):

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net income, as reported	$327,998	$34,364
Add: stock-based employee compensation costs, net of tax included in reported net income	3,219	1,200
Deduct: stock-based employee compensation costs, net of tax determined under fair value method for all awards	(31,288)	(55,461)

Incremental stock option expense per SFAS No. 123	(28,069)	(54,261)

Pro forma net income (loss)	$299,929	$(19,897)

Net income (loss) per weighted average share, basic:
As reported	$2.41	$0.28
Pro forma	$2.20	$(0.16)
Net income (loss) per weighted average share, diluted:
As reported	$2.11	$0.25
Pro forma	$1.93	$(0.16)
Effect of stock-based compensation on income by line item:
Cost of revenues	$—	$4
Research and development expenses	1,034	118
Sales and marketing expenses	636	549
General and administrative expenses	2,179	621

Total cost related to stock-based compensation	$3,849	$1,292

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

The fair value of Akamai’s 1999 ESPP awards granted during the years ended December 31, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Expected life (years)	0.5-2.0	0.5-2.0
Risk-free interest rate(%)	2.1	1.9
Expected Volatility(%)	103.2	129.2
Dividend yield(%)	—	—
Weighted average fair value per share of shares purchased	$5.12	$1.76

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of Akamai’s stock-option awards granted during the years ended December 31, 2005 and 2004 was estimated using the following weighted-average assumptions:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Expected life (years)	5.0	5.0
Risk-free interest rate(%)	4.0	3.0
Volatility(%)	72.8	98.9
Dividend yield(%)	—	—
Weighted average fair value per share at grant date	$8.86	$10.90

Stock Options

Options to purchase common stock are granted at the discretion of the Board of Directors, or a committee thereof or other designee. Options granted to date generally have a contractual life of ten years and typically vest 25% one year from date of grant, and the remaining 75% vest in twelve equal quarterly installments so that all options are vested at the end of four years.

The following tables summarize the stock option activity under all equity plans for the years ended December 31, 2006, 2005 and 2004:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2003	15,359,000	$4.68
Granted	3,009,000	14.51
Exercised	(3,012,000)	2.99
Forfeited and expired	(1,230,000)	7.14

Outstanding at December 31, 2004	14,126,000	6.92
Granted and assumed in business combination	6,345,000	10.67
Exercised	(3,029,000)	3.28
Forfeited and expired	(1,166,000)	12.23

Outstanding at December 31, 2005	16,276,000	8.65
Granted and assumed in business combination	1,932,000	26.96
Exercised	(4,153,000)	5.18
Forfeited and expired	(808,000)	12.19

Outstanding at December 31, 2006	13,247,000	12.33

Exercisable at December 31, 2006	6,876,000	7.28

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $131.6 million, $35.9 million and $34.4 million, respectively. The total fair value of options vested for the years ended December 31, 2006, 2005 and 2004 was $20.3 million, $25.5 million and $50.1 million, respectively. The fair value of vested stock options for the year ended December 31, 2006 was calculated net of capitalized equity-related compensation of $4.3 million. Cash proceeds from the exercise of stock options were $21.4 million, $9.8 million and $9.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Income tax benefits realized from the exercise of stock options during the years ended December 31, 2006, 2005 and 2004 were $103.3 million, $27.9 million and $42.2 million, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock options that are outstanding and expected to vest and stock options exercisable at December 31, 2006:

	Options Outstanding and Expected to Vest				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average			Remaining	Average
Range of	Number of	Contractual	Exercise	Aggregate	Number of	Contractual	Exercise	Aggregate
Exercise Price ($)	Options	Life	Price	Intrinsic Value	Options	Life	Price	Intrinsic Value
		(In years)		(In thousands)		(In years)		(In thousands)

0.01-0.90	1,031,749	5.5	$0.69	$54,099	909,915	5.3	$0.73	$47,669
0.96-1.65	1,356,365	5.7	1.40	70,150	1,350,546	5.7	1.40	69,850
1.93-4.08	749,255	5.0	3.17	37,428	727,817	5.0	3.18	36,348
4.10-5.44	1,882,219	5.9	4.88	90,799	1,491,281	5.8	4.87	71,960
5.49-6.35	72,302	5.2	5.75	3,425	66,051	5.1	5.77	3,128
7.69-12.81	945,573	7.4	11.58	39,278	484,115	6.8	11.11	20,338
12.85-14.86	4,643,378	7.8	14.26	180,423	1,154,196	7.1	14.02	45,134
15.22-22.47	914,574	6.2	17.08	32,963	571,270	4.9	16.12	21,136
22.97-32.92	890,161	9.1	27.11	23,156	23,175	4.0	31.69	497
35.05-50.07	423,553	9.1	44.73	3,552	42,982	3.4	36.47	716
56.03-85.00	94,777	6.3	67.78	—	51,125	3.2	77.81	—
93.94	1,750	3.5	93.94	—	1,750	3.5	93.94	—
197.50	1,750	1.7	197.50	—	1,750	1.7	197.50	—

	13,007,406	6.9	12.10	$535,273	6,875,973	5.8	7.28	$316,776

Expected forfeitures	239,447

Total options outstanding	13,246,853

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Akamai’s closing stock price of $53.12 on December 31, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares related to “in-the-money” options exercisable as of December 31, 2006 was approximately 6.8 million.

Deferred Stock Units

In May 2006, the Company granted an aggregate of 33,545 deferred stock units (“DSUs”) under the Company’s 1998 Plan to non-employee members of its Board of Directors and its Executive Chairman. During 2005 and 2004, the Company granted an aggregate of 109,876 DSUs to non-employee members of its Board of Directors and to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter.

In September 2006, the Company’s Board of Directors adopted a policy (the “Policy”) with respect to the payment of compensation to a director in good standing upon such director’s departure from the Board. Pursuant to the Policy, upon a director’s departure from the Board, such director will receive a cash payment equal to the annual cash retainer payable to such director under our non-employee director compensation plan pro-rated through the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of departure and 100% of the unvested shares underlying the DSUs held by such director will accelerate at the time of departure and become exercisable in full. In addition, if a director has completed three years of Board service at the time of departure, 100% of the unvested options initially granted to such director upon joining the Board will accelerate at the time of departure and become fully exercisable. As a result of the adoption of the Policy, the Company accelerated the remaining unamortized compensation expense related to DSUs issued to non-employee directors of $1.2 million during the third quarter of 2006.

The following table summarizes the DSU activity for the years ended December 31, 2006, 2005 and 2004:

		Weighted Average
		Grant Date
	Units	Fair Value

Outstanding at December 31, 2003	150,000	$4.10
Granted	39,000	15.38

Outstanding at December 31, 2004	189,000	6.43
Granted	71,000	13.13
Vested and distributed	(57,000)	13.93
Forfeited	(9,000)	13.84

Outstanding at December 31, 2005	194,000	9.34
Granted	34,000	31.15
Vested and distributed	(30,000)	40.63

Outstanding at December 31, 2006	198,000	12.55

The total fair value of DSUs that vested during the years ended December 31, 2006 and 2005 was $1.2 million and $787,000, respectively. The grant date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2006, 45,453 shares of DSUs were unvested, with an aggregate intrinsic value of $2.4 million and a weighted average remaining contractual life of approximately 9.1 years. These units are expected to vest through May 2008. All DSUs vest upon fulfilling service conditions or upon a director’s departure from the Board under the terms of the Policy.

Restricted Stock Units

In 2006, the Company granted an aggregate of 834,081 restricted stock units (“RSUs”), respectively, to certain employees. These RSUs generally vest in three equal annual installments over the three-year period following the grant date. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on date of grant, and the equity-related compensation expense is being recognized over the vesting period of three years.

Additionally, in connection with the original grants of RSUs noted above, the Company also granted performance-based RSUs to certain employees. These performance-based RSUs will only vest to the extent that the Company exceeds specified cumulative revenue and earnings per share targets for fiscal years 2006, 2007 and 2008. The maximum number of performance-based RSUs that may vest is equal to 300% of the number of non-performance-based RSUs granted on the same date; such maximum vesting would only occur if the Company meets or exceeds 110% of both its cumulative revenue and earnings per share targets for fiscal years 2006, 2007 and 2008. No performance-based RSUs will vest if the Company fails to exceed the applicable targets. If the Company’s cumulative revenue and/or earnings per share results for the applicable years is between 100% and 110% of the targets, the holder would receive between zero performance-based RSUs and the maximum deliverable amount set forth above. For the year ended December 31, 2006, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance. Such compensation cost is being recognized over three years. Management will continue to review the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2006:

		Weighted Average
		Grant Date
	Units	Fair Value

Granted	3,246,324	$25.45
Forfeited	(106,200)	25.54

Outstanding at December 31, 2006	3,140,124	25.44

The grant date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2005 no RSUs were outstanding. As of December 31, 2006, 3,140,124 RSUs were outstanding and unvested, with an aggregate intrinsic value of $166.8 million and a weighted average remaining contractual life of approximately 9.1 years. These units are expected to vest at various times through October 2009.

17.	Employee Benefit Plan:

In January 1999, the Company established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. For 2005 and 2006, the Company made matching contributions of 1/2 of the first 2% of employee contributions in each year and then matched 1/4 of the next 4% of employee contributions. The maximum amount of the Company match is $1,000 per employee per year. The Company’s contributions vest 25% per annum. The Company contributed approximately $627,000 and $467,000 of cash to the savings plan for the year ended December 31, 2006 and 2005, respectively. The Company did not make any matching contributions to the 401(k) plan for the year ended December 31, 2004.

18.	Income Taxes:

The components of income before provision (benefit) for income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Domestic	$90,009	$64,216	$31,729
Foreign	8,460	6,188	3,407

Income before provision (benefit) for income taxes	$98,469	$70,404	$35,136

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Current tax (benefit) expense
Federal	$—	$—	$—
State	203	132	1
Foreign	2,383	1,571	363
Deferred tax (benefit) expense
Federal	30,624	23,405	14,063
State	8,740	3,108	1,867
Foreign	(882)	9	791
Change in valuation allowance	—	(285,819)	(16,313)

	$41,068	$(257,594)	$772

The Company’s effective rate varies from the statutory rate as follows:

	For the Year Ended December 31,
	2006	2005	2004

United States Federal income tax rate	35.0	35.0	35.0
State taxes	4.5	4.7	4.7
Deferred compensation	5.8	1.2	21.6
United States Federal and State research and development credits	(4.2)	(0.7)	(4.0)
Unutilized capital loss	—	—	1.9
Change in state deferred tax rates	1.7	—	(8.1)
Foreign earnings	0.2	0.2	2.3
Net operating loss increase	—	(0.1)	(2.8)
Other	(1.5)	(0.5)	(2.0)
Change in the deferred tax valuation allowance	—	(403.3)	(46.4)

	41.5%	(363.5)%	2.2%

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset and the related valuation allowance are as follows (in thousands):

	December 31,
	2006	2005

Net operating loss and credit carryforwards	$275,934	$286,320
Depreciation and amortization	55,583	43,014
Compensation costs	15,358	1,921
Restructuring	353	14,772
Other	16,294	12,719

Deferred tax assets	363,522	358,746
Acquired intangible assets	(22,257)	(14,428)
Internal-use software	(10,319)	(5,431)

Deferred tax liabilities	(32,576)	(19,859)

Valuation allowance	(6,338)	(6,861)

Net deferred tax asset and liabilities	$324,608	$332,026

As of December 31, 2004, the Company’s United States and foreign net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, pursuant to SFAS No. 109, “Accounting for Income Taxes,” the Company did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those tax attributes. Based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12-quarter period and an assessment of the Company’s expected future results of operations, during the third quarter of 2005, the Company determined that it had become more likely than not that it would be able to realize a substantial portion of its United States and foreign NOL carryforwards prior to their expiration and other tax attributes. As a result, during 2005, the Company released a total of $349.5 million of its United States and foreign deferred tax asset valuation allowance. Of the $349.5 million, $285.8 million of the valuation allowance release was recorded as a discrete benefit for income taxes on the Company’s consolidated statement of operations; $61.0 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in-capital on the consolidated balance sheet; and approximately $2.7 million of the valuation release was recorded as a reduction to acquired goodwill and intangible assets.

As of December 31, 2006, the Company has United States Federal NOL carryforwards of approximately $697.3 million and state NOL carryforwards of approximately $291.4 million, which expire at various dates through 2024. The Company also had foreign NOL carryforwards of approximately $7.3 million as of December 31, 2006. The foreign NOL carryforwards have no expiration dates. The Company also had foreign NOL carryforwards of approximately $8.2 million as of December 31, 2005. As of December 31, 2006 and 2005, the Company had United States Federal and state research and development tax credit carryforwards of $16.0 million and $11.0 million, respectively, which will expire at various dates through 2026. As of December 31, 2006, the Company had foreign tax credit carryforwards of $3.5 million, which expire at various dates through 2016.

As of December 31, 2006, the Company had a remaining valuation allowance of $6.3 million. During the fourth quarter of 2006, the Company recorded additional deferred tax assets related to acquired NOL carryforwards from Nine Systems Corporation. However, these net operating losses are subject to limitation pursuant to section 382 of the Internal Revenue Code due to changes in ownership of more than 50%. Because the realization of these deferred tax assets does not meet the “more likely than not” criterion under SFAS No. 109, the Company recorded a valuation allowance of $4.4 million against the acquired NOLs. The Company continues to maintain a valuation allowance of $1.9 million related to certain state NOLs that it expects to expire unused.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company plans to reinvest indefinitely undistributed foreign earnings. As of December 31, 2006, the Company had approximately $1.5 million of undistributed foreign earnings.

19.	Segment Information:

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of December 31, 2006, Akamai operated in one business segment: providing global services for accelerating and improving the delivery of content and applications over the Internet.

The Company deploys its servers into networks worldwide. As of December 31, 2006, the Company had approximately $69.0 million and $17.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2005, the Company had approximately $36.3 million and $8.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a sales force located both domestically and abroad. For the years ended December 31, 2006 and 2005, approximately 22% and 21%, respectively, of revenues was derived from the Company’s operations outside the United States, of which 18% and 16% of overall revenues, respectively, related to Europe. For the year ended December 31, 2004, approximately 19% of revenues was derived from the Company’s operations outside the United States, of which 14% of overall revenues related to Europe. No single country accounted for 10% or more of revenues derived outside of the United States.

20.	Quarterly Financial Results (unaudited):

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2006 and 2005. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

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

On January 1, 2006, the Company adopted, on a modified prospective basis, the provisions of SFAS No. 123(R), which requires the Company to record compensation expense for employee stock awards based on the fair value at the time of grant. As a result, the Company’s stock-based compensation expense increased in 2006, causing net income to decrease significantly. For the three months ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, the Company’s pre-tax stock compensation expense was $7.1 million, $13.2 million, $14.5 million and $14.8 million, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
	(In thousands, except per share data)

Revenues	$90,825	$100,649	$111,495	$125,703
Cost of revenues	$19,316	$21,195	$24,984	$28,605
Net income	$11,495	$11,264	$14,019	$20,623
Basic net income per share	$0.07	$0.07	$0.09	$0.13
Diluted net income per share	$0.07	$0.07	$0.08	$0.12
Basic weighted average common shares outstanding	153,819	154,702	155,739	157,206
Diluted weighted average common shares outstanding	173,811	175,612	177,063	179,064

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
	(In thousands, except per share data)

Revenues	$60,096	$64,649	$75,713	$82,657
Cost of revenues	$11,524	$12,752	$15,295	$16,084
Net income	$14,079	$15,900	$272,260	$25,759
Basic net income per share	$0.11	$0.12	$1.96	$0.17
Diluted net income per share	$0.10	$0.11	$1.71	$0.16
Basic weighted average common shares outstanding	127,051	130,204	139,204	148,293
Diluted weighted average common shares outstanding	147,282	149,986	160,362	170,305

21.	Subsequent Event:

On February 5, 2007, the Company announced that it had entered into an Agreement and Plan of Merger to acquire Netli, Inc. (“Netli”). Under the terms of the Agreement and Plan of Merger, Akamai will acquire all of the outstanding equity of Netli in exchange for approximately 3.2 million shares of Akamai’s common stock, subject to certain closing adjustments.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

To assist management, we have established an internal audit function to verify and monitor our internal controls and procedures. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information contemplated by Items 401, 405 and 406 of Regulation S-K will be contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance”) and is incorporated herein.

Our executive officers and directors and their positions as of March 1, 2007, are as follows:

Name	Position

Paul Sagan	President, Chief Executive Officer and Director
George H. Conrades	Executive Chairman of the Board of Directors
F. Thomson Leighton	Chief Scientist and Director
Melanie Haratunian	Vice President and General Counsel
Robert W. Hughes	Executive Vice President, Global Sales, Services and Marketing
Chris Schoettle	Executive Vice President, Technology and Networks
J. Donald Sherman	Chief Financial Officer
Cathy Welsh	Chief Human Resources Officer
Martin M. Coyne II	Director
Ronald L. Graham	Director
Peter J. Kight	Director
Geoffrey Moore	Director
Frederic V. Salerno	Director
Naomi O. Seligman	Director

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our Board of Directors. The text of our amended code of ethics is available on our website at www.akamai.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2006. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the sections captioned “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the sections captioned “Voting Securities and Votes Required” and “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” And “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2007 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are included in this annual report on Form 10-K.

1.	Financial Statements (see Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2.	The schedule listed below and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this annual report on Form 10-K:

Page

Schedule II — Valuation and Qualifying Accounts	S-1

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

March 1, 2007
AKAMAI TECHNOLOGIES, INC.

By:	/s/ J. Donald Sherman
J. Donald Sherman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Sagan Paul Sagan	President and Chief Executive Officer and Director (Principal executive officer)	March 1, 2007

/s/ J. Donald Sherman J. Donald Sherman	Chief Financial Officer (Principal financial and accounting officer)	March 1, 2007

/s/ George Conrades George Conrades	Director	March 1, 2007

/s/ Martin M. Coyne II Martin M. Coyne II	Director	March 1, 2007

/s/ Ronald L. Graham Ronald L. Graham	Director	March 1, 2007

/s/ Peter Kight Peter Kight	Director	March 1, 2007

/s/ F. Thomson Leighton F. Thomson Leighton	Director	March 1, 2007

/s/ Geoffrey Moore Geoffrey Moore	Director	March 1, 2007

/s/ Frederic V. Salerno Frederic V. Salerno	Director	March 1, 2007

/s/ Naomi O. Seligman Naomi O. Seligman	Director	March 1, 2007

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance at
	beginning of	Charged to				end of
Description	period	operations	Other		Deductions	period

Year ended December 31, 2004:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,474	5,044	—		(4,096)	$5,422
Deferred tax asset valuation allowance	$354,300	(16,313)	28,447	[1]	—	$366,434
Year ended December 31, 2005:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$5,422	9,456	1,040	[2]	(7,924)	$7,994
Deferred tax asset valuation allowance	$366,434	(285,819)	(73,754)[1]		—	$6,861
Year ended December 31, 2006:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$7,994	19,361	115	[2]	(19,604)	$7,866
Deferred tax asset valuation allowance	$6,861	—	4,439	[1]	(4,962)	$6,338

[1]	Amounts related to items with no income statement effect such as the impact of stock options, acquired intangible assets and acquired net operating losses.

[2]	Amount represents receivable allowances with no income statement effect recognized in connection with a business combination.

S-1

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(B)	Amended and Restated By-Laws of the Registrant
3	.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant
4	.1(B)	Specimen common stock certificate
4	.2(D)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association
4	.3(E)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.
4	.4(F)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent
4	.5(G)	Agreement and Plan of Merger, dated as of November 17, 2006, among Akamai, Nantucket Acquisition Corp., Nine Systems Corporation and the Stockholders identified therein
10	.1(H)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended
10	.2(I)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant
10	.3(J)	2001 Stock Incentive Plan of the Registrant
10	.4(K)	2006 Stock Incentive Plan of the Registrant
10	.5(L)	Speedera Networks, Inc. 1999 Stock Incentive Plan
10	.6(M)	Nine Systems Corporation (formerly known as Streaming Media Corporation) 2002 Stock Option Plan
10	.7(B)@	Form of Restricted Stock Agreement granted under the 1998 Stock Incentive Plan of the Registrant
10	.8(B)@	Form of Incentive Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant
10	.9(B)@	Form of Nonstatutory Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant
10.10		Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant
10.11		Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant
10	.12(N)@	Form of Deferred Stock Unit Agreement for Directors of the Registrant
10	.13(O)@	Form of Restricted Stock Unit Agreement with Annual Vesting
10	.14(O)@	Form of 2006 Restricted Stock Unit Agreement with Performance-Based Vesting
10	.15(P)@ †	Form of 2007 Restricted Stock Unit Agreement with Annual Performance-Based Vesting
10	.16(P)@ †	Form of 2007 Restricted Stock Unit Agreement with Performance-Based Vesting
10	.17(Q)@	Form of Incentive Stock Option Agreement with Financial Performance-Related Vesting Provisions
10	.18(V)	Sublease Agreement, dated as of May 3, 2002, by and between the Registrant and Novell, Inc., as amended by a First Amendment dated as of June 6, 2002
10	.19(C)	Office Lease, dated June 30, 2000, between the Registrant and San Tomas Properties, LLC
10	.20(C)	Agreement, dated November 6, 2002, between the Registrant and San Tomas Properties, LLC
10	.21(T)	Amendment to Real Estate Lease, dated May 5, 2003, between the Registrant and San Tomas Properties, LLC
10	.22(B)†	Patent and Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology
10	.23(U)@	Incentive Stock Option Agreement, dated as of November 18, 2002, between the Registrant and Robert Cobuzzi
10	.24(V)@	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and George Conrades

Exhibit
Number		Description

10	.25(W)@	Employment Offer Letter, dated as of August 21, 2003, between the Registrant and Melanie Haratunian
10	.26(S)@	Incentive Stock Option Agreement, dated as of September 19, 2002, by and between the Registrant and Paul Sagan
10	.27(Y)@	Employment Offer Letter Agreement dated January 4, 2005 by and between the Registrant and Paul Sagan
10	.28(Z)(@)	Amendment to Employment Agreement dated August 9, 2006 between the Registrant and Paul Sagan
10	.29(Y)@	Incentive Stock Option Agreement dated February 14, 2005 between the Registrant and Paul Sagan
10	.30(AA)@	Incentive Stock Option Agreement, dated May 15, 2003, between the Registrant and Chris Schoettle
10	.31(J)@	Employment Offer Letter, dated as of February 15, 2001, between the Registrant and Chris Schoettle
10	.32(X)@	Employment Offer Letter Agreement dated October 14, 2005 between the Registrant and J. Donald Sherman
10	.33(BB)@	Form of J. Donald Sherman Restricted Stock Unit Agreement
10	.34(I)@	Employment offer letter agreement dated April 12, 2005 between the Registrant and Cathy Welsh
10	.35@†	Form of 2007 Executive Bonus Plan
10	.36(CC)@	Akamai Technologies, Inc. 2006 Executive Severance Pay Plan
10	.37(CC)@	Form of Executive Change of Control and Severance Agreement
10	.38(Z)	Akamai Technologies, Inc. Policy on Departing Director Compensation
10.39		Summary of the Registrant’s Compensatory Arrangements with Non-Employee Directors
10.40		Summary of the Registrant’s Compensatory Arrangements with Executive Officers
10	.41(I)	Letter agreement dated November 22, 2005 between the Registrant and Robert Cobuzzi.
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 20, 1999.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.

(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.

(G)	Incorporated by reference to the Registrant’s Registrant Registration Statement on Form S-1 (File No. 333-139692) filed with the Commission on December 27, 2006.

(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(J)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.

(K)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2006.

(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.

(M)	Incorporated by reference to the Registrant’s Registrant Registration Statement on Form S-8 (File No. 333-139408) filed with the Commission on December 15, 2006.

(N)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2003.

(O)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2006.

(P)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 22, 2007.

(Q)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005.

(R)	Intentionally omitted.

(S)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(T)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003.

(U)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.

(V)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

(W)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004.

(X)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2005.

(Y)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2005.

(Z)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2006.

(AA)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.

(BB)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2006.

(CC)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.

@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.

†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.