Form 10-Q
period 2007-06-30
AKAMAI TECHNOLOGIES INC
filed 2007-08-09
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2007: 165,602,312 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$100,162	$80,595
Marketable securities (including restricted securities of $1,233 at June 30, 2007 and $1,105 at December 31, 2006)	256,321	189,246
Accounts receivable, net of reserves of $11,516 at June 30, 2007 and $7,866 at December 31, 2006	99,157	86,232
Prepaid expenses and other current assets	23,986	18,600

Total current assets	479,626	374,673
Property and equipment, net	125,777	86,623
Marketable securities (including restricted securities of $3,102 at each of June 30, 2007 and December 31, 2006)	147,443	164,613
Goodwill	374,907	239,580
Other intangible assets, net	93,170	58,683
Deferred income taxes, net	294,134	319,504
Other assets	4,918	4,256

Total assets	$1,519,975	$1,247,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,349	$22,630
Accrued expenses	45,584	58,083
Deferred revenue	10,138	6,731
Current portion of accrued restructuring	856	1,820

Total current liabilities	82,927	89,264
Accrued restructuring, net of current portion	73	318
Other liabilities	5,136	2,863
Deferred revenue, net of current portion	1,578	794
1% convertible senior notes	199,960	200,000

Total liabilities	289,674	293,239

Commitments, contingencies and guarantees (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; none outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 165,231,897 and 160,298,922 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,652	1,603
Additional paid-in capital	4,380,203	4,145,627
Accumulated other comprehensive income, net	1,454	1,296
Accumulated deficit	(3,153,008)	(3,193,833)

Total stockholders’ equity	1,230,301	954,693

Total liabilities and stockholders’ equity	$1,519,975	$1,247,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues	$152,654	$100,649	$291,928	$191,474

Costs and operating expenses:
Cost of revenues	39,759	21,195	74,239	40,511
Research and development	11,663	8,373	22,267	15,099
Sales and marketing	37,739	29,720	74,488	56,015
General and administrative	29,779	21,870	57,257	40,413
Amortization of other intangible assets	2,932	2,198	5,744	4,494
Restructuring benefit	(178)	—	(178)	—

Total costs and operating expenses	121,694	83,356	233,817	156,532

Income from operations	30,960	17,293	58,111	34,942
Interest income	6,015	4,109	11,518	7,539
Interest expense	(772)	(773)	(1,543)	(1,545)
Loss on early extinguishment of debt	—	—	(1)	—
Other (expense) income, net	(572)	475	(776)	661
Gain on investments, net	—	2	—	259

Income before provision for income taxes	35,631	21,106	67,309	41,856
Provision for income taxes	13,985	9,842	26,484	19,097

Net income	$21,646	$11,264	$40,825	$22,759

Net income per weighted average share:
Basic	$0.13	$0.07	$0.25	$0.15
Diluted	$0.12	$0.07	$0.23	$0.14
Shares used in per weighted average share calculations:
Basic	164,798	154,702	163,184	154,260
Diluted	185,601	175,612	184,648	175,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$40,825	$22,759
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	32,427	18,260
Amortization of deferred financing costs	420	421
Stock-based compensation expense	34,038	20,262
Utilization of tax net operating loss carryforwards	25,138	17,942
Provision for doubtful accounts	1,109	597
Non-cash portion of loss on early extinguishment of debt	1	—
Non-cash portion of restructuring benefit	(178)	—
Excess tax benefits from stock-based compensation	(10,485)	(10,866)
Gain on investments, loss on disposal of property and equipment and foreign currency, net	(489)	(621)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,497)	(10,741)
Prepaid expenses and other current assets	(5,433)	(4,319)
Accounts payable, accrued expenses and other current liabilities	(15,103)	6,421
Deferred revenue	3,114	2,039
Accrued restructuring	(1,496)	(1,048)
Other non-current assets and liabilities	1,216	(199)

Net cash provided by operating activities	93,607	60,907

Cash flows from investing activities:
Purchases of property and equipment	(53,121)	(24,289)
Capitalization of internal-use software costs	(8,114)	(6,112)
Purchases of short- and long-term available for sale securities	(206,110)	(191,928)
Sales and maturities of short- and long-term available for sale securities	156,083	119,731
Cash received in business acquisitions, net of transaction costs	7,875	—
Decrease in restricted investments held for security deposits	—	400

Net cash used in investing activities	(103,387)	(102,198)

Cash flows from financing activities:
Payments on capital leases	(23)	—
Excess tax benefits from stock-based compensation	10,485	10,866
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	17,751	11,465

Cash provided by financing activities	28,213	22,331

Effects of exchange rate changes on cash and cash equivalents	1,134	670

Net increase (decrease) in cash and cash equivalents	19,567	(18,290)
Cash and cash equivalents at beginning of period	80,595	91,792

Cash and cash equivalents at end of period	$100,162	$73,502

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,003	$1,003
Cash paid for income taxes	1,314	540
Non-cash financing and investing activities:
Capitalization of stock-based compensation	$2,811	$1,734
Issuance of common stock and stock options exchanged in business combinations	179,985	—
Conversion of 1% convertible senior notes to common stock	40	—

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

2. Business Acquisitions

In December 2006, March 2007 and April 2007, the Company acquired Nine Systems Corporation (“Nine Systems”), Netli, Inc. (“Netli”) and Red Swoosh, Inc. (“Red Swoosh”), respectively. The condensed consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s financial results.

Red Swoosh, Inc.

On April 12, 2007, the Company acquired all of the outstanding common and preferred stock of Red Swoosh in exchange for approximately 350,000 shares of Akamai common stock. The purchase of Red Swoosh is intended to augment Akamai’s distributed Internet presence by combining client-side file management and distribution software with the Company’s existing network of edge servers. The aggregate purchase price, determined as of the date of acquisition, was $18.7 million, which consisted of $18.5 million in shares of Akamai common stock and transaction costs of approximately $240,000, which primarily consisted of fees for legal services. In accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF No. 99-12”), the value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced.

The acquisition of Red Swoosh was accounted for using the purchase method of accounting. The results of operations of the acquired business since April 12, 2007, the date of acquisition, are included in the condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2007. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The purchase price allocation is preliminary and a final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities, which are expected to be completed during 2007. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and trained technical workforce. In accordance with current accounting standards, goodwill associated with the Red Swoosh acquisition will not be amortized and will be tested for impairment at least annually as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 10).

The following table represents the preliminary allocation of the purchase price:

(In thousands)
Total consideration:
Value of common stock issued	$18,491
Transaction costs	237

Total purchase consideration	$18,728

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $2,677	$3,230
Long-term assets	14
Identifiable intangible assets	3,731
Deferred tax assets	1,355
Goodwill	13,301

Total assets acquired	21,631
Deferred tax liabilities	(1,540)
Fair value of liabilities assumed	(1,363)

$18,728

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the estimated future demand for the acquired technology. The fair value of intangible assets was based upon both the cost avoidance and opportunity cost savings approaches. The rate used to discount the expected future net cash flows from the intangible assets to their present values was based upon a weighted average cost of capital of 20%, with a tax rate of 40%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales and cost savings related to the technology and assets acquired.

The Company has valued the acquired completed technologies at $3.7 million with a weighted average useful life of 4.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flow savings from such assets. None of the goodwill resulting from the Red Swoosh acquisition is deductible for income tax purposes.

Netli, Inc.

On March 13, 2007, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Netli in exchange for approximately 2.8 million shares of Akamai common stock and options to purchase approximately 410,000 shares of Akamai common stock. Akamai acquired Netli with a goal of expanding the Company’s application acceleration technology, as well as broadening its customer base.

The aggregate purchase price was approximately $162.3 million, which consisted of $147.3 million in shares of Akamai common stock, $14.2 million in fair value of assumed stock options and transaction costs of approximately $800,000, which primarily consisted of fees for financial advisory and legal services.

In accordance with EITF No. 99-12, the value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced. In accordance with an escrow agreement between Akamai and Netli, a certain number of shares are held in escrow, the terms of which relate to the retention of specific customers. As a result, approximately 170,000 shares of Akamai common stock have been excluded from the aggregate purchase price, as it is not certain that such shares will be released from escrow and issued to Netli stockholders upon the expiration of the contingency period. As of June 30, 2007, these shares have been excluded from Akamai’s outstanding common stock.

The fair value of the Company’s stock options issued to Netli employees was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life (years)	2.1
Risk-free interest rate	4.5%
Expected volatility	60.1%
Dividend yield	—

The acquisition of Netli was accounted for using the purchase method of accounting. The results of operations of the acquired business since March 13, 2007, the date of acquisition, are included in the condensed consolidated financial statements of the Company for the three- and six-month periods ended June 30, 2007. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The purchase price allocation is preliminary and a final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities, which are expected to be completed during 2007. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to Netli customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, goodwill associated with Netli will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142 (see Note 10).

The following table represents the preliminary allocation of the purchase price:

(In thousands)
Total consideration:
Value of common stock issued	$147,274
Fair value of stock options	14,220
Transaction costs	812

Total purchase consideration	$162,306

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $6,160	$8,027
Fixed assets	2,137
Deferred tax assets	14,131
Identifiable intangible assets	36,500
Goodwill	121,316

Total assets acquired	182,111
Deferred tax liabilities	(14,262)
Fair value of liabilities assumed, including deferred revenue of $1,037	(5,543)

$162,306

The following are identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Completed technologies	$17,700	4.4
Customer relationships	18,500	5.9
Non-compete agreements	300	2.5

Total	$36,500

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for Netli services. The fair value of intangible assets was based upon the income approach. In applying this approach, the values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk adjusted discount rates. The rate used to discount the expected future net cash flows from the intangible assets to their present values was based upon a weighted average cost of capital of 16%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Netli.

The customer relationships were valued using the discounted cash flow method of income approach. The key assumptions used in valuing the customer relationships are as follows: discount rate of 16%, tax rate of 40% and estimated average economic life of 11 years.

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

In connection with the acquisition of Netli, the Company promptly commenced integration activities, which have resulted in recognizing approximately $500,000 in liabilities for employee termination benefits. We expect to pay the liabilities associated with the employee termination benefits throughout the remainder of 2007 and early 2008. Management is in the process of determining whether additional liabilities relating to employee termination benefits or other contractual obligations are required to be recorded.

Nine Systems Corporation

On December 13, 2006, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Nine Systems in exchange for 2.7 million shares of Akamai common stock, approximately $4.5 million in cash and options to purchase approximately 400,000 shares of Akamai common stock. The purchase of Nine Systems is intended to increase the quantity and types of rich media management tools sold by the Company.

The aggregate purchase price was $157.7 million, which consisted of $133.5 million in shares of common stock, $19.1 million in fair value of assumed stock options, $4.5 million in cash and transaction costs of $600,000, which primarily consisted of fees for financial advisory and legal services. In accordance with EITF No. 99-12, the value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced. The acquisition was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Nine Systems customers; a trained technical workforce in place in the United States; existing sales pipeline and trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142.

3. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands the requirements for disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the impact of SFAS No. 157 on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective January 1, 2008. The Company is evaluating the impact of SFAS No. 159 on its financial position and results of operations.

4. Restricted Marketable Securities

As of June 30, 2007, $4.3 million of the Company’s marketable securities were classified as restricted. These securities primarily represent collateral for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases; $3.1 million of these securities are classified as long-term and $1.2 million are classified as short-term on the unaudited condensed consolidated balance sheet as of June 30, 2007. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2011.

5. Accounts Receivable

Net accounts receivable consists of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
Trade accounts receivable	$91,159	$75,771
Unbilled accounts	19,514	18,327

Total gross accounts receivable	110,673	94,098
Allowance for doubtful accounts	(4,508)	(3,228)
Reserve for cash-basis customers	(2,438)	(2,240)
Reserve for service credits	(4,570)	(2,398)

Total accounts receivable reserves	(11,516)	(7,866)

Total accounts receivable, net	$99,157	$86,232

The Company’s accounts receivable balance includes unbilled amounts that represent revenues recorded for customers that are typically billed within one month. The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts and reserves for cash basis customers and service credits. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The Company’s reserve for cash-basis customers increases as services are provided to customers where collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received. The Company’s reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits result in a reduction to revenues. Decreases to the reserve for service credits are the result of actual credits being issued to customers, causing a corresponding reduction in accounts receivable.

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

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
Payroll and other related benefits	$18,956	$31,429
Bandwidth and co-location	11,571	9,628
Property, use and other non-income taxes	11,413	13,636
Legal fees	1,919	1,100
Interest	83	83
Other	1,642	2,207

Total	$45,584	$58,083

7. Stockholders’ Equity

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Stock options	$8,032	$5,718	$14,714	$10,801
Deferred stock units	925	277	925	519
Restricted stock units	8,725	8,090	19,351	9,848
Shares issued under the Company’s Employee Stock Purchase Plan	953	332	1,859	828
Amounts capitalized as internal-use software	(1,427)	(1,242)	(2,811)	(1,734)

Total stock-based compensation before income taxes	17,208	13,175	34,038	20,262
Less: Income tax benefit	(4,501)	(4,933)	(9,737)	(6,734)

Total stock-based compensation, net of tax	$12,707	$8,242	$24,301	$13,528

Effect of stock-based compensation on income by line item:
Cost of revenues	$847	$533	$1,586	$806
Research and development expense	3,944	3,332	7,920	4,989
Sales and marketing expense	6,471	5,040	13,298	7,629
General and administrative expense	5,946	4,270	11,234	6,838

Total stock-based compensation before income taxes	17,208	13,175	34,038	20,262
Less: Income tax benefit	(4,501)	(4,933)	(9,737)	(6,734)

Total stock-based compensation, net of tax	$12,707	$8,242	$24,301	$13,528

Akamai estimates the fair value of stock option awards using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected life of options granted within the valuation model. The risk-free interest rate for periods commensurate with the expected life of the option is based on the U.S. Treasury yield rate in effect at the time of grant. The fair values of each option grant were estimated using the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Expected life (years)	4.2	4.2	4.0	3.8
Risk-free interest rate (%)	4.7	5.0	4.7	4.7
Expected volatility (%)	58.6	68.4	59.8	66.9
Dividend yield (%)	—	—	—	—
Weighted average fair value at grant date	$24.70	$17.93	$26.67	$14.39

The fair value of Akamai’s Employee Stock Purchase Plan (“ESPP”) awards granted during the three and six months ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended June 30, 2007		For the Six Months Ended June 30, 2007
	2007	2006	2007	2006
Expected life (years)	0.5	1.2	0.5	1.3
Risk-free interest rate (%)	4.9	3.7	5.0	3.5
Expected volatility (%)	47.4	81.4	65.9	83.2
Dividend yield (%)	—	—	—	—
Weighted average fair value of shares purchased	$6.58	$7.56	$6.77	$6.92

As of June 30, 2007, total pre-tax unrecognized compensation cost for stock options, restricted stock units and stock issued under the 1999 Employee Stock Purchase Plan was $137.8 million. This non-cash expense will be recognized through 2011 over a weighted average period of 1.6 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.

Stock Options

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, an executive officer of the Company to whom such authority has been delegated. Options granted to date generally have a contractual life of ten years, while options granted under the Company’s 2006 Stock Incentive Plan have a contractual life of seven years. Options typically vest as to 25% of the shares one year from date of grant, with the remaining 75% of the shares vesting in twelve equal quarterly installments thereafter so that all options are vested at the end of four years. The exercise price of the option is the Company’s closing stock price on the date of grant.

The following tables summarize the stock option activity under all equity plans for the three and six months ended June 30, 2007 and 2006:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	13,246,853	$12.33
Granted	492,350	55.31
Options granted relating to business acquisition	410,029	4.31
Exercised	(856,515)	7.81
Forfeited	(33,208)	18.64

Outstanding at March 31, 2007	13,259,509	13.80
Granted	309,750	49.10
Exercised	(702,688)	9.28
Forfeited	(43,585)	30.24

Outstanding at June 30, 2007	12,822,986	14.85

Exercisable at June 30, 2007	7,719,353	8.80

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	16,275,852	$8.65
Granted	773,650	25.36
Exercised	(1,322,667)	3.53
Forfeited	(318,530)	10.15

Outstanding at March 31, 2006	15,408,305	9.93
Granted	248,360	31.73
Exercised	(849,011)	4.39
Forfeited	(239,946)	11.98

Outstanding at June 30, 2006	14,567,708	10.62

Exercisable at June 30, 2006	6,872,414	6.07

The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $27.5 million and $23.8 million, respectively. For the six months ended June 30, 2007 and 2006, the total pre-tax intrinsic value of options exercised was $66.8 million and $51.7 million, respectively. The total fair value of options vested for the three months ended June 30, 2007 and 2006 was $6.6 million and $4.3 million, respectively; and for the six months ended June 30, 2007 and 2006 was $11.9 million and $8.6 million, respectively. The fair value of vested stock options for the three and six months ended June 30, 2007 was calculated net of capitalized stock-based compensation expense of $1.4 million and $2.8 million, respectively. Cash proceeds from the exercise of stock options were $6.5 million and $3.9 million for the three months ended June 30, 2007 and 2006, respectively; and $13.2 million and $8.5 million for the six months ended June 30, 2007 and 2006, respectively.

Deferred Stock Units

The Company has granted deferred stock units (“DSUs”) to non-employee members of its Board of Directors and to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period of at least one year but not more than ten years from the grant date. The DSUs typically vest with respect to 50% of the shares upon the first anniversary of grant date with the remaining 50% of the shares vesting in equal installments of 12.5% each quarter thereafter so that all DSUs are vested at the end of two years.

The following tables summarize the DSU activity for the three and six months ended June 30, 2007 and 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	197,803	$12.55
Vested and distributed	(17,970)	17.22

Outstanding at March 31, 2007	179,833	12.01
Granted	21,869	42.30
Vested and distributed	(5,224)	21.89

Outstanding at June 30, 2007	196,478	14.91

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	194,284	$9.34
Vested and distributed	(932)	15.38

Outstanding at March 31, 2006	193,352	9.31
Granted	33,545	31.15
Vested and distributed	(6,439)	13.77

Outstanding at June 30, 2006	220,458	12.50

The total fair value of DSUs that was expensed during the six months ended June 30, 2007 and 2006 was $925,000 and $505,000 respectively. The grant date fair value of each DSU is calculated based upon the Company’s closing stock price on the date of grant. As of June 30, 2007, DSUs representing 34,709 shares of common stock were unvested, with a weighted average intrinsic value of $1.7 million and a weighted average remaining contractual life of approximately 1.5 years. These units are expected to vest through May 2009. All DSUs vest upon fulfilling service conditions or, under certain circumstances, upon a director’s departure from the Board.

Restricted Stock Units

The following table summarizes the different types of restricted stock units (“RSUs”) granted by the Company during the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
RSUs with service-based vesting terms	86,146	—	613,580	828,031
Performance-based RSUs	—	—	1,364,802	2,409,093

Total	86,146	—	1,978,382	3,237,124

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in three equal annual installments over the three-year period following the grant date so that all such RSUs are vested at the end of three years or in quarterly installments of 6.25% so that all such RSUs are vested at the end of four years.

The Company also granted performance-based RSUs in 2006 as well as during the first six months of 2007. These performance-based RSUs have a three-year cliff vest and will only vest to the extent that the Company exceeds specified cumulative revenue and earnings per share targets over a period of three consecutive fiscal years commencing with the year in which RSU was granted. The maximum number of performance-based RSUs that may vest is equal to 300% of the number of non-performance-based RSUs granted on the same date; such maximum vesting would only occur if the Company meets or exceeds 110% of both its cumulative revenue and earnings per share targets for the three designated fiscal years. No performance-based RSUs will vest if the Company fails to exceed the applicable targets. If the Company’s cumulative revenue and/or earnings per share results for the applicable years is between 100% and 110% of the targets, the holder would receive between zero performance-based RSUs and the maximum deliverable amount set forth above. For the three and six months ended June 30, 2007 and 2006, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative performance. Such compensation cost is being recognized ratably over three years for each series of grants. Management will continue to review the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the three and six months ended June 30, 2007 and 2006:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	3,140,124	$25.44
Granted	1,892,236	52.74
Vested	(263,010)	25.40
Forfeited	(52,088)	25.57

Outstanding at March 31, 2007	4,717,262	39.16
Granted	86,146	53.58
Vested	(8,457)	38.56
Forfeited	(30,630)	55.45

Outstanding at June 30, 2007	4,764,321	40.12

	Units	Weighted Average Grant Date Fair Value
Granted	3,237,124	$25.43
Forfeited	(9,100)	25.54

Outstanding at March 31, 2006	3,228,024	25.43
Forfeited	(40,500)	25.54

Outstanding at June 30, 2006	3,187,524	25.40

As of June 30, 2007, RSUs representing 4.8 million shares of common stock were outstanding and unvested, with an aggregate intrinsic value of $231.7 million and a weighted average remaining contractual life of approximately 2.3 years. These RSUs are expected to vest through April 2011.

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

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income, as reported	$21,646	$11,264	$40,825	$22,759
Adjustment for interest expense on assumed conversion of 1% convertible senior notes	710	710	1,420	1,420

Numerator for diluted net income	$22,356	$11,974	$42,245	$24,179

Denominator:
Denominator for basic net income per common share	164,798	154,702	163,184	154,260
Effect of dilutive securities:
Stock options	7,372	7,558	7,808	7,305
Restricted stock units and deferred stock units	489	407	713	491
Assumed conversion of 1% convertible senior notes	12,942	12,945	12,943	12,945

Denominator for diluted net income per common share	185,601	175,612	184,648	175,001

Basic net income per common share	$0.13	$0.07	$0.25	$0.15
Diluted net income per common share	$0.12	$0.07	$0.23	$0.14

The Company excluded approximately 192,000 and 161,000 shares of common stock for the three months ended June 30, 2007 and 2006, respectively, and 598,000 and 374,000 shares of common stock for the six months ended June 30, 2007 and 2006, respectively, from the calculation of diluted earnings per share because the exercise prices of such stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, approximately 3.6 million and 2.4 million shares issuable in respect of RSUs have been excluded from the computation of diluted net income per share because the performance conditions had not been met as of June 30, 2007 and 2006, respectively.

The calculation of assumed proceeds used to determine the diluted weighted average shares outstanding under the treasury stock method in the periods presented was adjusted by tax windfalls and shortfalls associated with all of the Company’s outstanding stock awards. Such windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant date fair values and multiplying the results by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds, and a negative result creates a shortfall, which reduces the assumed proceeds.

9. Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$21,646	$11,264	$40,825	$22,759
Other comprehensive (expense) income:
Foreign currency translation adjustments	55	458	290	542
Unrealized loss on investments, net	(447)	(361)	(132)	(393)

Other comprehensive (expense) income	(392)	97	158	149
Income tax benefit (expense) related to items of other comprehensive (expense) income	154	(43)	(62)	(68)

Comprehensive income	$21,408	$11,318	$40,921	$22,840

For the periods presented, accumulated other comprehensive income, net consisted of (in thousands):

	As of June 30, 2007	As of December 31, 2006
Foreign currency translation adjustment	$1,983	$1,693
Net unrealized loss on investments	(529)	(397)

Total accumulated other comprehensive income, net	$1,454	$1,296

10. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions during 2000, 2005, 2006 and 2007. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. During the three months ended June 30, 2007, the Company recorded goodwill of $13.3 million and acquired intangible assets of $3.7 million as a result of the acquisition of Red Swoosh (Note 2). In March 2007, the Company recorded goodwill of $121.3 million and acquired intangible assets of $36.5 million as a result of the acquisition of Netli. The changes in the carrying amount of goodwill for the six months ended June 30, 2007 were as follows:

(In thousands)
Ending balance, December 31, 2006	$239,580
Purchase price allocation associated with Netli acquisition.	121,316
Purchase price allocation associated with Red Swoosh acquisition.	13,301
Adjustment to purchase price allocation associated with Nine Systems acquisition	710

Ending balance, June 30, 2007	$374,907

The Company reviews goodwill and other intangible assets for impairment annually on January 1 of each year or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2007 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2007. The fair value on January 1, 2007 exceeded the net assets of the reporting unit, including goodwill. The carrying value of goodwill, including goodwill recorded as a result of the Netli acquisition, will next be tested for impairment at January 1, 2008, unless events or changes in circumstances suggest a significant reduction in value prior thereto.

Other intangible assets, net subject to amortization consist of the following (in thousands):

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$25,831	$(1,663)	$24,168
Customer relationships	84,400	(16,621)	67,779
Non-compete agreements	1,600	(890)	710
Trademarks	500	(57)	443
Acquired license rights	490	(420)	70

Total	$112,821	$(19,651)	$93,170

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$4,400	$(863)	$3,537
Customer relationships	65,900	(11,970)	53,930
Non-compete agreements	1,300	(674)	626
Trademarks	500	(5)	495
Acquired license rights	490	(395)	95

Total	$72,590	$(13,907)	$58,683

Aggregate expense related to amortization of other intangible assets for the three months ended June 30, 2007 and 2006 was $2.9 million and $2.2 million, respectively. For the six months ended June 30, 2007 and 2006, aggregate expense related to amortization of other intangible assets was $5.7 million and $4.5 million, respectively. Aggregate expense related to amortization of other intangible assets is expected to be $5.7 million for the remainder of 2007, and $13.4 million, $13.6 million, $12.9 million and $12.3 million for fiscal years 2008, 2009, 2010 and 2011, respectively.

11. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of June 30, 2007 or as of December 31, 2006. The Company believes that, at June 30, 2007, concentration of credit risk related to accounts receivable was not significant.

12. Restructurings and Lease Terminations

As of June 30, 2007, the Company had approximately $930,000 of accrued restructuring liabilities. In conjunction with our acquisitions of Netli, Nine Systems and Speedera Networks, Inc., the Company’s management committed to plans to exit certain activities of these entities. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a liability of approximately $500,000 related to a workforce reduction expenses during the six months ended June 30, 2007 in connection with the Netli acquisition. This liability primarily consisted of employee severance costs. The Company expects that this liability will be fully paid by June 2008.

The following table summarizes the restructuring activity for the six months ended June 30, 2007 (in millions):

	Leases	Severance	Total
Ending balance, December 31, 2006	$0.9	$1.2	$2.1
Accrual recorded in purchase accounting	—	0.5	0.5
Restructuring benefit	(0.2)	—	(0.2)
Cash payments during the six months ended June 30, 2007	(0.6)	(0.9)	(1.5)

Ending balance, June 30, 2007	$0.1	$0.8	$0.9
Current portion of accrued restructuring liabilities	$0.1	$0.7	$0.8

Long-term portion of accrued restructuring liabilities	$—	$0.1	$0.1

The following table summarizes the restructuring activity for the six months ended June 30, 2006 (in millions):

	Leases	Severance	Total
Ending balance, December 31, 2005	$2.3	$1.3	$3.6
Cash payments during the six months ended June 30, 2006	(0.7)	(0.3)	(1.0)

Ending balance, June 30, 2006	$1.6	$1.0	$2.6
Current portion of accrued restructuring liabilities	$1.4	$0.1	$1.5

Long-term portion of accrued restructuring liabilities	$0.2	$0.9	$1.1

13. 1% Convertible Senior Notes

During the six months ended June 30, 2007, the Company issued 2,588 shares of common stock in connection with the conversion of $40,000 in aggregate principal amount of its 1% convertible senior notes. As of June 30, 2007, the carrying amount and fair value of the 1% convertible senior notes due December 15, 2033 were $200.0 million and $316.7 million, respectively. The initial, and current, conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes), subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase all or a portion of such notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase all or a portion of such 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued and unpaid interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of these notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $210,000 for each of the three-month periods ended June 30, 2007 and 2006. For each of the six-month periods ended June 30, 2007 and 2006, amortization of deferred financing costs of the 1% convertible senior notes was approximately $420,000. Using the interest method, the Company records the amortization of deferred financing costs as interest expense in the condensed consolidated statement of operations.

14. Segment and Enterprise-Wide Disclosure

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of June 30, 2007, Akamai operated in one business segment: providing services for accelerating and improving the delivery of content and applications over the Internet.

The Company deploys its servers into networks worldwide. As of June 30, 2007, the Company had $100.0 million and $25.8 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2006, the Company had $69.0 million and $17.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses certain software through a direct sales force located both in the United States and abroad. For each of the three and six months ended June 30, 2007, approximately 23% of revenues was derived from the Company’s operations outside the United States, including 18% from

Europe. For the three and six months ended June 30, 2006, 22% and 23% of revenues, respectively, was derived from the Company’s operations outside the United States, including 18% from Europe during each period. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For the three and six months ended June 30, 2007 and 2006, no customer accounted for more than 10% of total revenues.

15. Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the second step requires that the tax position then be assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $2.1 million and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. The Company does not expect to recognize any material amount of its previously unrecognized tax benefits during the next twelve months.

The total amount of unrecognized tax benefits would impact the effective income tax rate if recognized. Included in the $2.1 million of unrecognized tax benefits is approximately $562,000 of accrued interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions.

The Company’s effective income tax rate, including discrete items, was 39.4% and 45.4% for the six months ended June 30, 2007 and 2006, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different jurisdictions, and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. The discrete items include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the ESPP as required by SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the six months ended June 30 2006, the effective income tax rate varied from the statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R).

The Company has recorded certain non-income tax reserves as of June 30, 2007, to address potential exposures related to its sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions and estimates based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate tax liability or benefit resulting from these matters may be greater or less than the amount that the Company estimated and for which it established reserves.

16. Commitments, Contingencies and Guarantees

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through July 2018 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of June 30, 2007, are as follows (in thousands):

Operating Leases
Remaining 2007	$5,975
2008	11,529
2009	7,688
2010	4,488
2011	2,337
Thereafter	4,320

Total	$36,337

Purchase Commitments

The Company has long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2007 and for the years ended December 31, 2008, 2009 and 2010, the minimum commitments pursuant to contracts in effect as of June 30, 2007 are approximately $20.5 million, $19.9 million, $3.2 million and $225,000, respectively. As of June 30, 2007, the Company had an equipment purchase commitment of approximately $500,000. This purchase commitment expires in August 2007 in accordance with the terms of the applicable agreement. Additionally, as of June 30, 2007, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $13.5 million, which are expected to be paid over the next twelve months.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. The Company believes that it has meritorious defenses to the claims made in the complaint, and it intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

The Company is party to various litigation matters which management considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified guarantees in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under SFAS No. 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s guarantees issued or modified during the three months ended June 30, 2007 was determined to be immaterial.

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

On July 17, 2007, our Board of Directors elected David Kenny to fill a vacancy on the Board.

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	26.0	21.1	25.4	21.2
Research and development expense	7.6	8.3	7.6	7.9
Sales and marketing expense	24.7	29.5	25.5	29.3
General and administrative expense	19.5	21.7	19.6	21.1
Amortization of other intangible assets	1.9	2.2	2.0	2.3
Restructuring benefit	(0.1)	—	(0.1)	—

Total cost and operating expenses	79.6	82.8	80.0	81.8

Income from operations	20.4	17.2	20.0	18.2
Interest income	3.9	4.1	3.9	4.0
Interest expense	(0.5)	(0.8)	(0.5)	(0.8)
Other (expense) income, net	(0.4)	0.5	(0.3)	0.4
Loss on early extinguishment of debt	—	—	—	—
Gain on investments, net	—	—	—	0.1

Income before provision for income taxes	23.4	21.0	23.1	21.9
Provision for income taxes	9.2	9.8	9.1	10.0

Net income	14.2%	11.2%	14.0%	11.9%

We were profitable for the fiscal year 2006 and for the six months ended June 30, 2007; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2006 and for the first two quarters of 2007, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would likely lead to increased revenues.

•

During the first two quarters of 2007, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continue to invest in internal-use software development to improve the performance and efficiency of our network. However, due to increased traffic delivered over our network, our total bandwidth costs have increased during these periods. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, but we expect continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations for the remainder of 2007.

•

During each of the first two quarters of 2007, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to those in prior years if our customer base continues to grow.

•

During the quarter ended June 30, 2007, revenues derived from customers outside the United States accounted for 23% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 20% and 25% for the remainder of 2007.

•

As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), which requires us to record compensation expense for employee stock awards at fair value at the time of grant. For the three and six months ended June 30, 2007, our stock-based compensation expense was $17.2 million and $34.0 million, respectively; as compared to $13.2 million and $20.3 million for the three and six months ended June 30, 2006. We expect that stock-based compensation expense will continue at the current level, or slightly increase in the future, because we have a significant number of unvested employee awards outstanding and plan to continue to grant stock-based compensation awards in the future. As of June 30, 2007, our total unrecognized compensation costs for stock-based awards were $137.8 million, which we expect to recognize as expense over a weighted average period of 1.6 years.

•

Depreciation expense related to our network equipment increased during the second quarter of 2007 as compared to the first quarter of 2007. Due to expected future purchases of network equipment during the remainder of this year, we believe that depreciation expense related to our network equipment will continue to increase, on a quarterly basis, during the remainder of 2007. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase on a quarterly basis in 2007 compared to corresponding periods in 2006.

•

During the six months ended June 30, 2007, our effective income tax rate, including discrete items, was 39.4%. While we expect our annual effective income tax rate to remain relatively constant on a quarterly basis during the remainder of 2007, we do not expect to make significant cash tax payments due to the continued utilization of our deferred tax assets.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly basis during the remainder of 2007; however, our future results will be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	offset price declines with higher volumes of traffic delivered on our network;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues.

As a result, there is no assurance that we will achieve our expected financial objectives, including generating positive net income in 2007 or any other future period.

Overview

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim periods and Regulation S-X of the Securities Act of 1934, as amended. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable reserves, investments, intangible assets, capitalized internal-use software costs, income and other taxes, depreciable lives of property and equipment, stock-based compensation costs, restructuring accruals and contingent obligations. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they were made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2006 for further discussion of our critical accounting policies and estimates.

Results of Operations

Revenues. Revenues increased 52%, or $52.0 million, to $152.7 million for the three months ended June 30, 2007 as compared to $100.6 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, revenues increased 52%, or $100.4 million, to $291.9 million as compared to $191.5 million for the six months ended June 30, 2006. The increase in revenues for the three- and six-month periods ended June 30, 2007, as compared to the same periods in the prior year was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers, the latter leading to increases in the average revenue per customer during the period. We believe that the continued growth in use of the Internet by businesses and consumers is the principal factor driving increased purchases of our services. Also contributing to the increase in revenues for the three and six months ended June 30, 2007 were revenues generated through the acquisitions of Netli, Inc., or Netli, and Nine Systems Corporation, or Nine Systems. As of June 30, 2007, we had 2,555 customers under recurring revenue contracts as compared to approximately 2,060 as of June 30, 2006.

For the three months ended June 30, 2007 and 2006, 23% and 22%, respectively, of our revenues were derived from our operations located outside of the United States, including 18% derived from Europe during each of these periods. For each of the six months ended June 30, 2007 and 2006, 23% of our total revenues were derived from our operations located outside of the United States, including 18% respectively, derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods. For each of the three and six months ended June 30, 2007, resellers accounted for 20% of revenues, as compared to 22% of revenues for the three and six months ended June 30, 2006. For each of the three- and six-month periods ended June 30, 2007 and 2006, no customer accounted for 10% or more of revenues.

Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and payroll-related costs and stock-based compensation expense for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services, amortization of internal-use software and amortization of capitalized stock-based compensation.

Cost of revenues increased 88%, or $18.6 million, to $39.8 million for the three months ended June 30, 2007, as compared to $21.2 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, cost of revenues increased 83%, or $33.7 million, to $74.2 million as compared to $40.5 million for the six months ended June 30, 2006. These increases were primarily due to an increase in amounts paid to network suppliers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment as we continued to invest in our infrastructure. Additionally, for the three and six months ended June 30, 2007, cost of revenues includes stock-based compensation expense which increased by $314,000 and $780,000, respectively, as compared to the same periods in the prior year.

Cost of revenues during the three and six months ended June 30, 2007 also included credits received of approximately $1.1 million and $1.6 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. During the three and six months ended June 30, 2006, cost of revenues included similar credits of approximately $330,000 and $820,000, respectively. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, is unpredictable.

Cost of revenues is comprised of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Bandwidth, co-location and storage fees	$24.1	$13.2	$45.8	$25.3
Payroll and related costs of network operations personnel	2.2	1.3	3.8	2.8
Stock-based compensation	0.8	0.5	1.6	0.8
Depreciation and impairment of network equipment and amortization of internal-use software and stock-based compensation	12.7	6.2	23.0	11.6

Total cost of revenues	$39.8	$21.2	$74.2	$40.5

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2007 and for the years ending December 31, 2008, 2009 and 2010, the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $20.5 million, $19.9 million, $3.2 million and $225,000, respectively.

We expect that cost of revenues will increase on a quarterly basis during the remainder of 2007. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for the remainder of 2007, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with payroll and related costs, as we expect to continue to make investments in our network as we believe our customer base will expand. Additionally, cost of revenues is expected to increase as a result of higher stock-based compensation expense under SFAS 123(R) due to additional equity awards we expect to grant.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three and six months ended June 30, 2007, we capitalized software development costs of $3.9 million and $7.6 million, respectively, net of impairments. During the three and six months ended June 30, 2006, we capitalized software development costs of $3.3 million and $5.5 million, respectively, net of impairments. These development costs consisted of external consulting and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and six months ended June 30, 2007, we capitalized $1.4 million and $2.8 million, respectively, of stock-based compensation, as compared to $1.2 million and $1.8 million during the three and six months ended June 30, 2006, respectively. These capitalized internal-use software costs are amortized to costs of revenues over their estimated useful lives of two years.

Research and development expenses increased 39%, or $3.3 million, to $11.7 million for the three months ended June 30, 2007, as compared to $8.4 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, research and development expenses increased 47%, or $7.2 million, to $22.3 million as compared to $15.1 million for the six months ended June 30, 2006. Reflecting an increased emphasis on increasing investment in research and development, the increase in these expenses in 2007 over the same periods in 2006 was due to an increase in payroll and related costs due to an increase in headcount, as well as additional stock-based compensation expense. The following table quantifies the net increase in the various components of our research and development expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2007 as Compared to 2006	For the Six Months Ended June 30, 2007 as Compared to 2006
Payroll and related costs	$3.5	$6.3
Stock-based compensation	0.6	2.9
Capitalized salaries and other expenses	(0.8)	(2.0)

Total net increase	$3.3	$7.2

We believe that research and development expenses will continue to increase on a quarterly basis in the remainder of 2007, as we expect to increase further our hiring of development personnel in order to make investments in our core technology and refinements to our other service offerings. Additionally, research and development expenses are expected to increase as a result of higher stock-based compensation expense under SFAS No. 123(R) due to additional equity awards we expect to grant.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and service support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 27%, or $8.0 million, to $37.7 million for the three months ended June 30, 2007, as compared to $29.7 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, sales and marketing expenses increased 33%, or $18.5 million, to $74.5 million as compared to $56.0 million for the six months ended June 30, 2006. The increase in sales and marketing expenses during the three and six months ended June 30, 2007 as compared to the same period in the prior year was primarily due to higher payroll and related costs, particularly commissions for sales and marketing personnel, attributable to revenue growth. The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2007 as Compared to 2006	For the Six Months Ended June 30, 2007 as Compared to 2006
Payroll and related costs	$4.0	$8.4
Stock-based compensation	1.4	5.6
Marketing and related costs	1.3	2.0
Other expenses	1.3	2.5

Total net increase	$8.0	$18.5

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

General and Administrative. General and administrative expenses consist primarily of the following components:

•

payroll, stock-based compensation and other related costs, including related expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	depreciation of property and equipment we use internally;

•	fees for professional services;

•	rent and other facility-related expenditures for leased properties;

•	the provision for doubtful accounts;

•	insurance costs; and

•	non-income related taxes.

General and administrative expenses increased 36%, or $7.9 million, to $29.8 million for the three months ended June 30, 2007, as compared to $21.9 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, general and administrative expenses increased 42%, or $16.8 million, to $57.3 million as compared to $40.4 million for the six months ended June 30, 2006. The increase in general and administrative expenses was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as stock-based compensation expense. Additionally, facility and related costs have increased due to office expansions and increased expenditures on professional services, particularly legal fees related to current litigation matters. The following table quantifies the net increase in various components of our general and administrative expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2007 as Compared to 2006	For the Six Months Ended June 30, 2007 as Compared to 2006
Payroll and related costs	$1.7	$4.6
Stock-based compensation	1.7	4.4
Depreciation and amortization	0.8	1.4
Facilities and related costs	1.6	2.4
Professional services	1.4	2.7
Other expenses	0.7	1.3

Total net increase	$7.9	$16.8

During the remainder of 2007, we expect general and administrative expenses to increase on a quarterly basis due to anticipated higher payroll and related costs attributable to increased hiring, an increase in non-income tax expense and an increase in rent and facility costs. Additionally, general and administrative expenses are expected to increase as a result of higher stock-based compensation expense under SFAS No. 123(R) because of additional equity awards we expect to grant.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 33%, or $734,000, to $2.9 million for the three months ended June 30, 2007 as compared to $2.2 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, amortization of other intangible assets increased 28%, or $1.2 million, to $5.7 million as compared to $4.5 million for the six months ended June 30, 2006. The increase in amortization of other intangible assets during the three and six months ended June 30, 2007, as compared to the same periods in the prior year was due to the amortization of intangible assets from the acquisition of Netli in March 2007 and Nine Systems in December 2006. Based on our currently-owned intangible assets, we expect amortization of other intangible assets to be approximately $5.7 million for the remainder of 2007, and $13.4 million, $13.6 million, $12.9 million and $12.3 million for fiscal years 2008, 2009, 2010 and 2011, respectively.

Restructuring benefit. During the three months ended June 30, 2007, we recorded a restructuring benefit of $178,000 as a result of terminating a facility lease that had previously been recorded as a restructuring liability.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income increased 46%, or $1.9 million, to $6.0 million for the three months ended June 30, 2007 as compared to $4.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, interest income increased 53%, or $4.0 million, to $11.5 million as compared to $7.5 million for the six months ended June 30, 2006. The increase was primarily due to an increase in our total invested marketable securities period over period due to an increase in our cash from operations.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense remained constant for each of the three and six months ended June 30, 2007 and 2006 at approximately $770,000 and $1.5 million, respectively. Based on our outstanding indebtedness at June 30, 2007, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $3.1 million in the aggregate for fiscal year 2007.

Loss on Early Extinguishment of Debt. During the six months ended June 30, 2007, we recorded a loss on early extinguishment of debt of $1,000 as a result of a conversion of $40,000 in aggregate principal amount of our 1% convertible senior notes. We did not record any loss on the early extinguishment of debt in the three or six months ended June 30, 2006 or the three months ended June 30, 2007.

Other (Expense) Income, net. Other (expense) income, net primarily represents net foreign exchange gains and losses incurred. Other expense, net for the three months ended June 30, 2007 was $572,000 as compared to other income, net of $475,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, other expense, net was $776,000 as compared to other income, net of $661,000 for the six months ended June 30, 2006. These changes were due to exchange rate fluctuations. Other (expense) income, net may fluctuate in the future based upon movements in foreign exchange rates or other events.

Gain on Investments, net. During the six months ended June 30, 2007, we did not record any net gain or loss on investments. During the six months ended June 30, 2006, we recorded a gain from the sales of marketable securities of $259,000. We do not expect significant gains or losses on investments for the remainder of 2007.

Provision for Income Taxes. During the six months ended June 30, 2007 and 2006, our effective income tax rate including discrete items was 39.4% and 45.4%, respectively. Provision for income taxes increased 42%, or $4.1 million, to $14.0 million for the three months ended June 30, 2007 as compared to $9.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, provision for income taxes increased 39%, or $7.4 million, to $26.5 million for the six months ended June 30, 2007 as compared to $19.1 million for the six months ended June 30, 2006. The increase was due to an increase in our income before provision for income taxes period over period. At June 30, 2007, we had a $6.3 million deferred tax valuation allowance, which relates to certain state net operating losses, or NOLs, that we expect will expire without being utilized.

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

As of June 30, 2007, cash, cash equivalents and marketable securities totaled $503.9 million, of which $4.3 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.

Net cash provided by operating activities was $93.6 million for the six months ended June 30, 2007 compared to $60.9 million for the six months ended June 30, 2006. The increase in cash provided by operating activities for the six months ended June 30, 2007 was primarily due to an increase of $18.1 million in net income during the six months ended June 30, 2007. We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries in connection with expected increases in headcount and higher commissions. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Net cash used in investing activities was $103.4 million for the six months ended June 30, 2007 compared to $102.2 million for the six months ended June 30, 2006. Cash used in investing activities for the six months ended June 30, 2007 reflects net purchases of short- and long-term available-for-sale securities of $206.1 million and purchases of property and equipment of $61.2 million, including the capitalization of internal-use software development costs related to our current and future service offerings and purchases of network infrastructure equipment. Amounts attributable to these purchases and investments were offset, in part, by the proceeds from sales and maturities of short- and long-term available for sale securities of $156.1 million and $7.9 million of net cash acquired in the business acquisitions of Netli in March 2007 and Red Swoosh in April 2007. Cash used in investing activities for the six months ended June 30, 2006 reflects net purchases of short- and long-term available-for-sale securities of $191.9 million and purchases of property and equipment of $30.4 million; offset by the proceeds from sales and maturities of short- and long-term available for sale securities of $119.7 million. For fiscal year 2007, we expect purchases of property and equipment, excluding stock-based compensation, a component of cash used in investing activities, to be approximately 16 to 17% of revenues 2007.

Cash provided by financing activities was $28.2 million for the six months ended June 30, 2007, as compared to $22.3 million for the six months ended June 30, 2006. Cash provided by financing activities during the six months ended June 30, 2007 consists of $10.5 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $17.8 million from the issuance of common stock upon exercises of stock options under our stock option and employee stock purchase plans. Cash provided by financing activities for the six months ended June 30, 2006 consists of $10.9 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $11.5 million received from the issuance of common stock upon exercises of stock options under our stock option and employee stock purchase plans.

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

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Cash, cash equivalents and marketable securities balance as of December 31, 2006 and 2005, respectively	$434.5	$314.1

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	289.6	189.5
Payments to vendors	(158.4)	(93.4)
Payments for employee payroll	(94.0)	(61.9)
Debt interest and premium payments	(1.0)	(1.0)
Stock option exercises	13.2	8.5
Cash acquired in business acquisition	8.8	—
Interest income	11.5	7.5
Other	(0.3)	4.2

Net increase	69.4	53.4

Cash, cash equivalents and marketable securities balance as of June 30, 2007 and 2006, respectively	$503.9	$367.5

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

Contractual Obligations and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of June 30, 2007, over the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of June 30, 2007	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
1% convertible senior notes	$200.0	$—	$—	$—	$200.0
Interest on 1% convertible senior notes	53.0	2.0	4.0	4.0	43.0
Bandwidth and co-location agreements	43.8	33.1	10.7	—	—
Real estate operating leases	36.3	12.0	15.9	4.7	3.7
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	13.5	13.5	—	—	—

Total	$347.1	$61.1	$30.6	$8.7	$246.7

In accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” as of June 30, 2007, we had unrecognized tax benefits of $2.1 million, which included approximately $562,000 of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2007.

Letters of Credit

As of June 30, 2007, we had outstanding $4.3 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.1 million are classified as long-term marketable securities and $1.2 million are classified as short-term marketable securities on the condensed consolidated balance sheet at June 30, 2007. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2011.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See also “Guarantees” in the footnotes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended June 30, 2007 was determined to be immaterial.

The conversion features of our 1% convertible senior notes due December 15, 2033 are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholder’s equity. Therefore these instruments meet the scope exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and are accordingly not accounted for as derivatives for purposes of SFAS No. 133.

As of June 30, 2007, we did not have any additional material off-balance sheet arrangements, except for operating leases.

Litigation

We are party to litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. See “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q and Note 16 of our notes to Unaudited Condensed Consolidated Financial Statements elsewhere in this quarterly report on Form 10-Q for further discussion on litigation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands the requirements for disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 allows companies to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective January 1, 2008. We are evaluating the impact of SFAS No. 159 on our financial position and results of operations.

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

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to repurchase all or a portion of the notes at various times on or after December 15, 2010. As of June 30, 2007, the carrying amount and fair value of the 1% convertible senior notes were $200.0 million and $316.7 million, respectively.

We have operations in Europe, Asia, Australia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign hedge contracts.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of our Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. We believe that we have meritorious defenses to the claims made in the complaints, and we intend to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit if the settlement is not finalized and approved.

Item 1A.	Risk Factors

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006. We have, however, added information regarding risks associated with our acquisitions of Netli in the first quarter of 2007 and Red Swoosh in the second quarter of 2007 in the risk factor captioned “As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.” In addition, we have included the amount of our long-term debt at June 30, 2007 instead of at December 31, 2006 in the risk factor captioned “Any failure to meet our debt obligations would damage our business.” In the risk factor entitled “Future changes in financial accounting standards may adversely affect our reported results of operations,” we deleted the second paragraph, which provided additional detail about the requirements of accounting standards applicable to compensation expense that became effective in 2006.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants with innovative approaches and established companies with greater resources.

We compete in markets that are intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Some of our existing resellers are potential competitors. If one or more resellers that generate substantial revenues for us were to terminate our relationship and become a competitor or a reseller for a competitor, our business could be adversely affected. Other competitors may attract customers by offering comparable, less-sophisticated versions of services than we provide at lower prices than those we charge. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

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

A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results. For example, beginning in 2006, under SFAS No. 123(R), we became required to account for our stock-based awards as a compensation expense and, as a result, our net income and net income per share in subsequent periods has been significantly reduced. Previously, we recorded stock-based compensation expense only in connection with option grants that have an exercise price below fair market value at the time they were granted.

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

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services or that otherwise affect our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

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

We have long-term debt. As of June 30, 2007, our total long-term debt was approximately $200.0 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

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

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	failure to achieve growth rates comparable to prior periods;

•	new products, services and strategic developments by us or our competitors;

•	business combinations and investments by us or our competitors;

•	variations in our revenue, expenses or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of public market analysts;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

Item 2.	Unregistered Sales of Equity Securities

On April 12, 2007, we acquired all of the outstanding capital stock of Red Swoosh in a merger transaction. In accordance with the terms of the agreement governing the merger, we issued approximately 350,000 shares of our common stock, par value $.01 per share, to the holders of shares of Red Swoosh capital stock and assumed Red Swoosh’s outstanding options, which became fully-vested options to purchase 65 shares of Akamai common stock. Approximately 38,000 of the shares issued at closing were placed in escrow primarily to secure the indemnification obligations of Red Swoosh’s former stockholders. The Akamai securities were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The issuance of shares of Akamai common stock in connection with our acquisition of Red Swoosh was made to a limited number of persons, there being no more than 35 purchasers of the securities, as determined in accordance with Regulation D. Based on representations made to us, all of the purchasers were either “accredited investors” (as defined under Rule 501(a) of Regulation D) or either alone or with a purchaser representative had such knowledge and experience in financial and business matters at the time of the acquisition that such person was capable of evaluating the merits and risks of the prospective acquisition of Akamai common stock. Under the terms of the agreement governing the merger, we agreed to register with the Securities and Exchange Commission the shares of its common stock issued to former Red Swoosh stockholders in the merger.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2007, we held our 2007 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:

1. Ronald Graham, F. Thomson Leighton, Paul Sagan and Naomi Seligman were elected to serve as directors of Akamai until the 2010 annual meeting or until their successors are duly elected and qualified. With respect to Mr. Graham, 143,931,640 shares of common stock were voted in favor of his election, and 1,092,171 shares of common stock were withheld. With respect to Mr. Leighton, 143,512,846 shares of common stock were voted in favor of his election, and 1,510,965 shares were withheld. With respect to Mr. Sagan, 144,165,964 shares of common stock were voted in favor of his election, and 857,847 shares of common stock were withheld. With respect to Ms. Seligman, 143,919,637 shares of common stock were voted in favor of her election, and 1,104,174 shares of common stock were withheld. There were no abstentions or broker non-votes. The terms of Messrs. Conrades, Coyne, Kight, Moore and Salerno continued after the meeting.

2. The ratification of PricewaterhouseCooopers LLP as our independent public accountants for the year ended December 31, 2007 was approved. The votes were cast as follows: 141,717,312 shares of common stock were voted for the ratification, 3,180,114 shares of common stock were voted against the ratification, and 126,385 shares of common stock abstained from the vote. There were no broker non-votes.

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 9, 2007	By:	/s/ J. Donald Sherman
J. Donald Sherman
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit 3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant
Exhibit 3.2(B)	Amended and Restated By-Laws of the Registrant
Exhibit 3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant
Exhibit 4.1(B)	Specimen common stock certificate
Exhibit 4.2(F)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association
Exhibit 4.3(D)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.
Exhibit 4.4(E)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2000.
(B)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.
(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.
(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.
(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.