Form 10-Q
period 2007-09-30
AKAMAI TECHNOLOGIES INC
filed 2007-11-09
CIK 1086222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2007: 166,164,742 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,804	$80,595
Marketable securities (including restricted securities of $511 at September 30, 2007 and $1,105 at December 31, 2006)	284,057	189,246
Accounts receivable, net of reserves of $12,047 at September 30, 2007 and $7,866 at December 31, 2006	108,205	86,232
Prepaid expenses and other current assets	25,604	18,600

Total current assets	570,670	374,673
Property and equipment, net	134,185	86,623
Marketable securities (including restricted securities of $3,102 at each of September 30, 2007 and December 31, 2006)	129,075	164,613
Goodwill	367,908	239,580
Other intangible assets, net	90,335	58,683
Deferred income taxes, net	277,750	319,504
Other assets	4,697	4,256

Total assets	$1,574,620	$1,247,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,464	$22,630
Accrued expenses	55,108	58,083
Deferred revenue	11,237	6,731
Current portion of accrued restructuring	674	1,820

Total current liabilities	94,483	89,264
Accrued restructuring, net of current portion	—	318
Other liabilities	6,622	2,863
Deferred revenue, net of current portion	1,863	794
1% convertible senior notes	199,855	200,000

Total liabilities	302,823	293,239

Commitments, contingencies and guarantees (Note 16)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; none outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 165,652,777 and 160,298,922 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,657	1,603
Additional paid-in capital	4,396,044	4,145,627
Accumulated other comprehensive income, net	2,840	1,296
Accumulated deficit	(3,128,744)	(3,193,833)

Total stockholders’ equity	1,271,797	954,693

Total liabilities and stockholders’ equity	$1,574,620	$1,247,932

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues	$161,240	$111,495	$453,168	$302,969

Costs and operating expenses:
Cost of revenues	43,811	24,984	118,050	65,495
Research and development	11,408	8,862	33,675	23,961
Sales and marketing	36,671	29,416	111,159	85,431
General and administrative	30,744	24,529	88,001	64,942
Amortization of other intangible assets	2,835	1,943	8,579	6,437
Restructuring benefit	—	—	(178)	—

Total costs and operating expenses	125,469	89,734	359,286	246,266

Income from operations	35,771	21,761	93,882	56,703
Interest income	6,684	4,826	18,202	12,365
Interest expense	(771)	(856)	(2,314)	(2,401)
Loss on early extinguishment of debt	(2)	—	(3)	—
Other income (expense), net	1,273	(448)	497	213
Gain on investments, net	1	—	1	259

Income before provision for income taxes	42,956	25,283	110,265	67,139
Provision for income taxes	18,692	11,264	45,176	30,361

Net income	$24,264	$14,019	$65,089	$36,778

Net income per weighted average share:
Basic	$0.15	$0.09	$0.40	$0.24
Diluted	$0.13	$0.08	$0.36	$0.22
Shares used in per weighted average share calculations:
Basic	165,474	155,739	163,947	154,753
Diluted	185,106	177,063	185,212	177,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$65,089	$36,778
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	51,669	28,782
Stock-based compensation expense	50,947	34,776
Utilization of tax net operating loss carryforwards	41,678	29,096
Amortization of deferred financing costs	630	631
Provision for doubtful accounts	2,053	433
Non-cash portion of loss on early extinguishment of debt	3	—
Non-cash portion of restructuring benefit	(178)	—
Excess tax benefits from stock-based compensation	(11,585)	(19,601)
Gain on investments, loss on disposal of property and equipment and gain on foreign currency, net	(1,167)	(557)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,551)	(13,998)
Prepaid expenses and other current assets	(7,625)	(4,814)
Accounts payable, accrued expenses and other current liabilities	(4,647)	18,518
Deferred revenue	3,973	1,102
Accrued restructuring	(2,026)	(1,506)
Other non-current assets and liabilities	2,695	(243)

Net cash provided by operating activities	170,958	109,397

Cash flows from investing activities:
Purchases of property and equipment	(71,466)	(37,808)
Capitalization of internal-use software costs	(13,095)	(9,044)
Purchases of short- and long-term available for sale securities	(308,826)	(279,707)
Sales and maturities of short- and long-term available for sale securities	249,418	185,233
Cash received in business acquisitions, net of transaction costs	7,875	—
Proceeds from sale of property and equipment	9	—
Decrease in restricted marketable securities held for security deposits	723	400

Net cash used in investing activities	(135,362)	(140,926)

Cash flows from financing activities:
Payments on capital leases	(23)	—
Excess tax benefits from stock-based compensation	11,585	19,601
Proceeds from issuance of common stock under stock option and employee stock purchase plans	22,586	18,651

Cash provided by financing activities	34,148	38,252

Effects of exchange rate changes on cash and cash equivalents	2,465	608

Net increase in cash and cash equivalents	72,209	7,331
Cash and cash equivalents at beginning of period	80,595	91,792

Cash and cash equivalents at end of period	$152,804	$99,123

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,004	$1,004
Cash paid for income taxes	2,077	2,115
Non-cash financing and investing activities:
Capitalization of stock-based compensation	$4,362	$2,792
Issuance of common stock and stock options exchanged in business combinations	172,429	—
Conversion of 1% convertible senior notes to common stock	145	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements include the accounts of Akamai and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Accordingly, the consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods. In the opinion of management, these unaudited consolidated financial statements include all adjustments and accruals, consisting only of normal recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

2. Business Acquisitions

In December 2006, March 2007 and April 2007, the Company acquired Nine Systems Corporation (“Nine Systems”), Netli, Inc. (“Netli”) and Red Swoosh, Inc. (“Red Swoosh”), respectively. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

Red Swoosh, Inc.

On April 12, 2007, the Company acquired all of the outstanding common and preferred stock of Red Swoosh, including vested stock options, in exchange for approximately 350,000 shares of Akamai common stock. The purchase of Red Swoosh is intended to augment Akamai’s distributed Internet presence by combining client-side file management and distribution software with the Company’s existing network of edge servers. The aggregate purchase price, determined as of the date of acquisition, was $18.7 million, which consisted of $18.5 million in shares of Akamai common stock and transaction costs of $272,000, which primarily consisted of fees for legal services. In accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF No. 99-12”), the value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five-day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced.

The acquisition of Red Swoosh was accounted for using the purchase method of accounting. The results of operations of the acquired business since April 12, 2007, the date of acquisition, are included in the consolidated financial statements of the Company for the three and nine month periods ended September 30, 2007. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The purchase price allocation is preliminary and a final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities, which are expected to be completed during 2007. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce. In accordance with current accounting standards, goodwill associated with the Red Swoosh acquisition will not be amortized and will be tested for impairment at least annually as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 10).

The following table represents the preliminary allocation of the purchase price for Red Swoosh:

(In thousands)
Total consideration:
Value of common stock issued	$18,453
Transaction costs	272

Total purchase consideration	$18,725

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $2,677	$3,236
Long-term assets	14
Identifiable intangible assets	3,731
Deferred tax assets	1,355
Goodwill	13,303

Total assets acquired	21,639
Deferred tax liabilities	(1,540)
Fair value of other liabilities assumed	(1,374)

$18,725

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

Netli, Inc.

On March 13, 2007, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Netli in exchange for approximately 2.8 million shares of Akamai common stock and options to purchase approximately 400,000 shares of Akamai common stock. Akamai acquired Netli with a goal of expanding the Company’s application acceleration technology, as well as broadening its customer base.

The aggregate purchase price was $154.8 million, consisting of $140.5 million in shares of Akamai common stock, $13.4 million in fair value of assumed stock options and transaction costs of $847,000, which primarily consisted of fees for financial advisory and legal services. In accordance with EITF No. 99-12, the value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five-day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced. In accordance with an escrow agreement between Akamai and Netli, a certain number of shares are held in escrow, the terms of which relate to the retention of specific customers. As a result, approximately 285,000 shares of Akamai common stock have been excluded from the aggregate purchase price, as it is not certain that such shares will be released from escrow and issued to Netli stockholders upon the expiration of the contingency period. As of September 30, 2007, these shares have been excluded from Akamai’s outstanding common stock.

The fair value of the Company’s stock options issued to Netli employees was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life (years)	2.1
Risk-free interest rate	4.5%
Expected volatility	60.1%
Dividend yield	—

The acquisition of Netli was accounted for using the purchase method of accounting. The results of operations of the acquired business since March 13, 2007, the date of acquisition, are included in the consolidated financial statements of the Company for the three- and nine-month periods ended September 30, 2007. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The purchase price allocation is preliminary and a final determination of purchase accounting adjustments will be made upon the finalization of the Company’s integration activities, which are expected to be completed during 2007. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to Netli customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, goodwill associated with Netli will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142 (see Note 10).

The following table represents the preliminary allocation of the purchase price for Netli:

(In thousands)
Total consideration:
Value of common stock issued	$140,540
Fair value of stock options	13,436
Transaction costs	847

Total purchase consideration	$154,823

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $6,160	$7,875
Fixed assets	2,137
Deferred tax assets	14,131
Identifiable intangible assets	36,500
Goodwill	114,094

Total assets acquired	174,737
Deferred tax liabilities	(14,262)
Fair value of other liabilities assumed, including deferred revenue of $1,037	(5,652)

$154,823

The following are identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Completed technologies	$17,700	4.4
Customer relationships	18,500	5.9
Non-compete agreements	300	2.5

Total	$36,500

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

In connection with the acquisition of Netli, the Company promptly commenced integration activities, which have resulted in recognizing approximately $760,000 in liabilities for employee termination benefits. We expect to pay the liabilities associated with the employee termination benefits throughout the remainder of 2007 and early 2008. Management is continuing to evaluate whether additional liabilities relating to employee termination benefits or other contractual obligations are required to be recorded.

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

The aggregate purchase price was $157.7 million, which consisted of $133.5 million in shares of common stock, $19.1 million in fair value of assumed stock options, $4.5 million in cash and transaction costs of $600,000, which primarily consisted of fees for financial advisory and legal services. In accordance with EITF No. 99-12, the value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five-day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced. The acquisition was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Nine Systems customers; a trained technical workforce in place in the United States; existing sales pipeline and trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142.

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

4. Restricted Marketable Securities

As of September 30, 2007, $3.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent collateral for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases; $3.1 million of these securities are classified as long-term and $511,000 are classified as short-term on the unaudited consolidated balance sheet as of September 30, 2007. These restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2011.

5. Accounts Receivable

Net accounts receivable consists of the following (in thousands):

	As of September 30, 2007	As of December 31, 2006
Trade accounts receivable	$97,939	$75,771
Unbilled accounts	22,313	18,327

Total gross accounts receivable	120,252	94,098
Allowance for doubtful accounts	(5,791)	(3,228)
Reserve for cash-basis customers	(2,873)	(2,240)
Reserve for service credits	(3,383)	(2,398)

Total accounts receivable reserves	(12,047)	(7,866)

Total accounts receivable, net	$108,205	$86,232

The Company’s accounts receivable balance includes unbilled amounts that represent revenues recorded for customers that are typically billed monthly. The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts and reserves for cash basis customers and service credits. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The Company’s reserve for cash-basis customers increases as services are provided to customers where collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received. The Company’s reserve for service credits increases as a result of specific service credits that are expected to be issued to customers during the ordinary course of business, as well as for billing disputes. These credits result in a reduction to revenues. Decreases to the reserve for service credits are the result of actual credits being issued to customers, causing a corresponding reduction in accounts receivable.

Estimates are used in determining these reserves and are based upon the Company’s review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where the Company no longer believes that the customer will pay for services provided. The Company reviews the collection risk for all invoices that have been outstanding greater than one year and establishes a reserve for those specific invoices for which collection is doubtful. The Company performs on-going credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the creation of a reserve until the Company receives consistent payments. In addition, the Company reserves a portion of revenues as a reserve for service credits. Reserves for service credits are measured based on an analysis of revenue credits to be issued after the month of billing and an estimate for future credits. These credits typically relate to management’s estimate of the cost of resolving customer disputes and billing adjustments. The Company does not have any off-balance sheet credit exposure related to its customers.

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of September 30, 2007	As of December 31, 2006
Payroll and other related benefits	$26,384	$31,429
Bandwidth and co-location	11,722	9,628
Property, use and other non-income taxes	11,928	13,636
Legal fees	2,258	1,100
Interest	583	83
Other	2,233	2,207

Total	$55,108	$58,083

7. Stockholders’ Equity

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Stock options	$7,652	$6,690	$22,366	$17,491
Deferred stock units	—	1,457	925	1,976
Restricted stock units	9,910	6,233	29,261	16,081
Shares issued under the Company’s Employee Stock Purchase Plan	898	1,192	2,757	2,020
Amounts capitalized as internal-use software	(1,551)	(1,058)	(4,362)	(2,792)

Total stock-based compensation before income taxes	16,909	14,514	50,947	34,776
Less: Income tax benefit	(5,450)	(4,765)	(15,187)	(11,499)

Total stock-based compensation, net of tax	$11,459	$9,749	$35,760	$23,277

Effect of stock-based compensation on income by line item:
Cost of revenues	$896	$517	$2,482	$1,323
Research and development expense	4,095	3,037	12,015	8,026
Sales and marketing expense	6,810	4,781	20,108	12,410
General and administrative expense	5,108	6,179	16,342	13,017

Total stock-based compensation before income taxes	16,909	14,514	50,947	34,776
Less: Income tax benefit	(5,450)	(4,765)	(15,187)	(11,499)

Total stock-based compensation, net of tax	$11,459	$9,749	$35,760	$23,277

Akamai estimates the fair value of stock option awards using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected life of options granted within the valuation model. The risk-free interest rate for periods commensurate with the expected life of the option is based on the U.S. Treasury yield rate in effect at the time of grant. The fair values of each option grant were estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2006 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life (years)	4.0	4.2	4.0	3.9
Risk-free interest rate (%)	4.6	4.9	4.7	4.7
Expected volatility (%)	61.0	70.4	60.1	67.4
Dividend yield (%)	—	—	—	—
Weighted average fair value at grant date	$20.47	$22.10	$25.38	$15.55

The fair value of Akamai’s Employee Stock Purchase Plan (“ESPP”) awards granted during the three and nine months ended September 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life (years)	0.5	0.8	0.5	1.2
Risk-free interest rate (%)	4.8	4.6	4.9	3.7
Expected volatility (%)	45.0	70.1	47.3	80.4
Dividend yield (%)	—	—	—	—
Weighted average fair value of shares purchased	$5.98	$11.30	$6.55	$7.86

As of September 30, 2007, total pre-tax unrecognized compensation cost for stock options, restricted stock units and stock issued under the ESPP was $124.3 million. This non-cash expense will be recognized through 2011 over a weighted average period of 1.4 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.

Stock Options

Options to purchase common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, the chief executive officer of the Company to whom such authority has been delegated. Options granted under the Company’s 1998 Stock Incentive Plan generally have a contractual life of ten years, while options granted under the Company’s 2006 Stock Incentive Plan have a contractual life of seven years. Options typically vest as to 25% of the shares one year from date of grant, with the remaining 75% of the shares vesting in twelve equal quarterly installments thereafter so that all options are vested at the end of four years. The exercise price of the option is the Company’s closing stock price on the date of grant.

The following tables summarize the stock option activity under all equity plans for the three and nine months ended September 30, 2007 and 2006:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	13,246,853	$12.33
Granted	492,350	55.31
Options granted relating to business acquisition	410,029	4.31
Exercised	(856,515)	7.81
Forfeited	(33,208)	18.64

Outstanding at March 31, 2007	13,259,509	13.80
Granted	309,750	49.10
Exercised	(702,688)	9.28
Forfeited	(43,585)	30.24

Outstanding at June 30, 2007	12,822,986	14.85
Granted	210,230	40.48
Exercised	(527,134)	9.17
Forfeited	(134,005)	36.33

Outstanding at September 30, 2007	12,372,077	15.29

Exercisable at September 30, 2007	7,870,525	9.18

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	16,275,852	$8.65
Granted	773,650	25.36
Exercised	(1,322,667)	3.53
Forfeited	(318,530)	10.15

Outstanding at March 31, 2006	15,408,305	9.93
Granted	248,360	31.73
Exercised	(849,011)	4.39
Forfeited	(239,946)	11.98

Outstanding at June 30, 2006	14,567,708	10.62
Granted	181,750	38.49
Exercised	(917,198)	7.83
Forfeited	(80,931)	16.08

Outstanding at September 30, 2006	13,751,329	11.14

Exercisable at September 30, 2006	7,035,762	6.75

The total pre-tax intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $14.0 million and $29.8 million, respectively. For the nine months ended September 30, 2007 and 2006, the total pre-tax intrinsic value of options exercised was $80.9 million and $81.6 million, respectively. The total fair value of options vested for the three months ended September 30, 2007 and 2006 was $6.1 million and $5.6 million, respectively; and for the nine months ended September 30, 2007 and 2006 was $18.0 million and $14.2 million, respectively. The fair value of vested stock options for the three and nine months ended September 30, 2007 was calculated net of capitalized stock-based compensation expense of $1.6 million and $4.4 million, respectively. Cash proceeds from the exercise of stock options were $4.8 million and $7.2 million for the three months ended September 30, 2007 and 2006, respectively; and $18.0 million and $15.7 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The following tables summarize the DSU activity for the three and nine months ended September 30, 2007 and 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	197,803	$12.55
Vested and distributed	(17,970)	17.22

Outstanding at March 31, 2007	179,833	12.01
Granted	21,869	42.30
Vested and distributed	(5,224)	21.89

Outstanding at June 30, 2007	196,478	14.91
Vested and distributed	(561)	31.15

Outstanding at September 30, 2007	195,917	15.07

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	194,284	$9.34
Vested and distributed	(932)	15.38

Outstanding at March 31, 2006	193,352	9.31
Granted	33,545	31.15
Vested and distributed	(6,439)	13.77

Outstanding at June 30, 2006	220,458	12.50
Vested and distributed	(11,021)	4.91

Outstanding at September 30, 2006	209,437	12.90

The total fair value of DSUs that was expensed during the nine months ended September 30, 2007 and 2006 was $925,000 and $2.0 million, respectively. The grant date fair value of each DSU is calculated based upon the Company’s closing stock price on the date of grant. As of September 30, 2007, DSUs representing 31,503 shares of common stock were unvested, with a weighted average intrinsic value of approximately $905,000 and a weighted average remaining contractual life of approximately 1.3 years. These units are expected to vest through May 2009. All DSUs vest upon fulfilling service conditions or, under certain circumstances, upon a director’s departure from the Board.

Restricted Stock Units

The following table summarizes the different types of restricted stock units (“RSUs”) granted by the Company during the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
RSUs with service-based vesting terms	7,000	800	620,580	828,831
Performance-based RSUs	—	2,400	1,364,802	2,411,493

Total	7,000	3,200	1,985,382	3,240,324

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in either three equal annual installments over the three-year period following the grant date so that all such RSUs are vested at the end of three years or in quarterly installments of 6.25% so that all such RSUs are vested at the end of four years.

The Company also granted performance-based RSUs in 2006 as well as during the first nine months of 2007. These performance-based RSUs have a three-year cliff vest and will only vest to the extent that the Company exceeds specified cumulative revenue and earnings per share targets over a period of three consecutive fiscal years commencing with the year in which RSU was granted. The maximum number of performance-based RSUs that may vest is equal to 300% of the number of non-performance-based RSUs granted on the same date; such maximum vesting would only occur if the Company meets or exceeds 110% of both its cumulative revenue and earnings per share targets for the three designated fiscal years. No performance-based RSUs will vest if the Company fails to exceed the applicable targets. If the Company’s cumulative revenue and/or earnings per share results for the applicable years is between 100% and 110% of the targets, the holder would receive between zero performance-based RSUs and the maximum deliverable amount set forth above. For the three and nine months ended September 30, 2007 and 2006, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative performance. Such compensation cost is being recognized ratably over three years for each series of grants. Management will continue to review the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the three and nine months ended September 30, 2007 and 2006:

	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	3,140,124	$25.44
Granted	1,892,236	52.74
Vested	(263,010)	25.40
Forfeited	(52,088)	25.57

Outstanding at March 31, 2007	4,717,262	32.59
Granted	86,146	53.58
Vested	(8,457)	38.56
Forfeited	(30,630)	45.61

Outstanding at June 30, 2007	4,764,321	36.69
Granted	7,000	49.14
Vested	(6,781)	41.34
Forfeited	(31,971)	44.61

Outstanding at September 30, 2007	4,732,569	36.70

	Units	Weighted Average Grant Date Fair Value
Granted	3,237,124	$25.43
Forfeited	(9,100)	25.54

Outstanding at March 31, 2006	3,228,024	25.43
Forfeited	(40,500)	25.54

Outstanding at June 30, 2006	3,187,524	25.40
Granted	3,200	46.19
Forfeited	(35,100)	25.54

Outstanding at September 30, 2006	3,155,624	25.43

As of September 30, 2007, RSUs representing 4.7 million shares of common stock were outstanding and unvested, with an aggregate intrinsic value of $136.0 million and a weighted average remaining contractual life of approximately 2 years. These RSUs are expected to vest through July 2011.

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

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income, as reported	$24,264	$14,019	$65,089	$36,778
Adjustment for interest expense on assumed conversion of 1% convertible senior notes	710	710	2,130	2,131

Numerator for diluted net income	$24,974	$14,729	$67,219	$38,909

Denominator:
Denominator for basic net income per common share	165,474	155,739	163,947	154,753
Effect of dilutive securities:
Stock options	6,371	7,813	7,587	8,925
Restricted stock units and deferred stock units	330	566	745	667
Assumed conversion of 1% convertible senior notes	12,931	12,945	12,933	12,945

Denominator for diluted net income per common share	185,106	177,063	185,212	177,290

Basic net income per common share	$0.15	$0.09	$0.40	$0.24
Diluted net income per common share	$0.13	$0.08	$0.36	$0.22

The Company excluded approximately 366,000 and 112,000 shares of common stock for the three months ended September 30, 2007 and 2006, respectively, and 1.4 million and 295,000 shares of common stock for the nine months ended September 30, 2007 and 2006, respectively, from the calculation of diluted earnings per share because the exercise prices of such stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, approximately 3.6 million and 2.3 million shares issuable in respect of RSUs have been excluded from the computation of diluted net income per share because the performance conditions had not been met as of September 30, 2007 and 2006, respectively.

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

9. Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$24,264	$14,019	$65,089	$36,778
Other comprehensive income:
Foreign currency translation adjustments	678	(211)	968	331
Unrealized gain on investments, net	708	703	576	310

Other comprehensive income	1,386	492	1,544	641
Income tax expense related to items of other comprehensive income	(567)	(219)	(629)	(290)

Comprehensive income	$25,083	$14,292	$66,004	$37,129

For the periods presented, accumulated other comprehensive income, net consisted of (in thousands):

	As of September 30, 2007	As of December 31, 2006
Foreign currency translation adjustment	$2,661	$1,693
Net unrealized gain (loss) on investments	179	(397)

Total accumulated other comprehensive income, net	$2,840	$1,296

10. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions during 2000, 2005, 2006 and 2007. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. In April 2007, the Company recorded goodwill of $13.3 million and acquired intangible assets of $3.7 million as a result of the acquisition of Red Swoosh (Note 2). In March 2007, the Company recorded goodwill of $114.1 million and acquired intangible assets of $36.5 million as a result of the acquisition of Netli (Note 2). The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 were as follows:

(In thousands)
Ending balance, December 31, 2006	$239,580
Purchase price allocation associated with Netli acquisition.	114,094
Purchase price allocation associated with Red Swoosh acquisition.	13,303
Adjustment to purchase price allocation associated with Nine Systems acquisition	931

Ending balance, September 30, 2007	$367,908

The Company reviews goodwill and other intangible assets for impairment annually on January 1 of each year or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of January 1, 2007 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of January 1, 2007. The fair value on January 1, 2007 exceeded the net assets of the reporting unit, including goodwill. The carrying value of goodwill, including goodwill recorded as a result of the Netli and Red Swoosh acquisitions, will next be tested for impairment at January 1, 2008, unless events or changes in circumstances suggest a significant reduction in value prior thereto.

Other intangible assets, net subject to amortization consist of the following (in thousands):

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$25,831	$(2,147)	$23,684
Customer relationships	84,400	(18,825)	65,575
Non-compete agreements	1,600	(999)	601
Trademarks	500	(83)	417
Acquired license rights	490	(432)	58

Total	$112,821	$(22,486)	$90,335

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$4,400	$(863)	$3,537
Customer relationships	65,900	(11,970)	53,930
Non-compete agreements	1,300	(674)	626
Trademarks	500	(5)	495
Acquired license rights	490	(395)	95

Total	$72,590	$(13,907)	$58,683

Aggregate expense related to amortization of other intangible assets for the three months ended September 30, 2007 and 2006 was $2.8 million and $1.9 million, respectively. For the nine months ended September 30, 2007 and 2006, aggregate expense related to amortization of other intangible assets was $8.6 million and $6.4 million, respectively. Aggregate expense related to amortization of other intangible assets is expected to be $2.8 million for the remainder of 2007, and $13.4 million, $13.6 million, $12.9 million and $12.3 million for fiscal years 2008, 2009, 2010 and 2011, respectively.

11. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing. Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of September 30, 2007 or as of December 31, 2006. The Company believes that, at September 30, 2007, concentration of credit risk related to accounts receivable was not significant.

12. Restructurings and Lease Terminations

As of September 30, 2007, the Company had approximately $674,000 of accrued restructuring liabilities. In conjunction with the Company’s acquisitions of Netli, Nine Systems and Speedera Networks, Inc., the Company’s management committed to plans to exit certain activities of these entities. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded a liability of approximately $760,000 related to workforce reduction expenses during the nine months ended September 30, 2007 in connection with the Netli acquisition. This liability primarily consisted of employee severance costs. The Company expects that this liability will be fully paid by June 2008.

The following table summarizes the restructuring activity for the nine months ended September 30, 2007 (in millions):

	Leases	Severance	Total
Ending balance, December 31, 2006	$0.9	$1.2	$2.1
Accrual recorded in purchase accounting	—	0.8	0.8
Restructuring benefit	(0.2)	—	(0.2)
Cash payments during the nine months ended September 30, 2007	(0.7)	(1.3)	(2.0)

Ending balance, September 30, 2007	$—	$0.7	$0.7
Current portion of accrued restructuring liabilities	$—	$0.7	$0.7

Long-term portion of accrued restructuring liabilities	$—	$—	$—

The following table summarizes the restructuring activity for the nine months ended September 30, 2006 (in millions):

	Leases	Severance	Total
Ending balance, December 31, 2005	$2.3	$1.3	$3.6
Cash payments during the nine months ended September 30, 2006	(1.1)	(0.4)	(1.5)

Ending balance, September 30, 2006	$1.2	$0.9	$2.1
Current portion of accrued restructuring liabilities	$1.2	$—	$1.2

Long-term portion of accrued restructuring liabilities	$—	$0.9	$0.9

13. 1% Convertible Senior Notes

During the nine months ended September 30, 2007, the Company issued 9,379 shares of common stock in connection with the conversion of $145,000 in aggregate principal amount of its 1% convertible senior notes. As of September 30, 2007, the carrying amount and fair value of the 1% convertible senior notes due December 15, 2033 were $199.9 million and $193.5 million, respectively. The initial, and current, conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes), subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase all or a portion of such notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase all or a portion of such 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued and unpaid interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of these notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $210,000 for each of the three-month periods ended September 30, 2007 and 2006. For each of the nine-month periods ended September 30, 2007 and 2006, amortization of deferred financing costs of the 1% convertible senior notes was approximately $631,000. Using the interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

14. Segment and Enterprise-Wide Disclosure

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of September 30, 2007, Akamai operated in one business segment: providing services for accelerating and improving the delivery of content and applications over the Internet.

The Company deploys its servers into networks worldwide. As of September 30, 2007, the Company had $106.2 million and $28.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2006, the Company had $69.0 million and $17.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses certain software through a direct sales force located both in the United States and abroad. For each of the three and nine months ended September 30, 2007, approximately 23% of revenues was derived from the Company’s operations outside the United States, including 17% and 18%, respectively, from Europe. For each of the three and nine months ended September 30, 2006, 22% of revenues, respectively, was derived from the Company’s operations outside the United States, including 18% from Europe during each period. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For the three and nine months ended September 30, 2007 and 2006, no customer accounted for more than 10% of total revenues.

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

The total amount of unrecognized tax benefits as of September 30, 2007 is $3.5 million. Included in the $3.5 million is approximately $798,000 of accrued interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The total amount of unrecognized tax benefits would impact the effective income tax rate if recognized.

Generally, all tax years are open for examination by the material taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions due to net operating losses and the limited number of prior year audits by taxing jurisdictions.

The Company’s effective income tax rate, including discrete items, was 41.0% and 45.2% for the nine months ended September 30, 2007 and 2006, respectively. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different jurisdictions and estimates of uncertain tax positions. The discrete items include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the ESPP as required by SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), and adjustments, if any, for the potential tax consequences, benefits or resolutions of tax audits. For the nine months ended September 30, 2006 and 2007, the effective income tax rate varied from the statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R).

The Company has recorded certain non-income tax reserves as of September 30, 2007, to address potential exposures related to its sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions and estimates based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate tax liability or benefit resulting from these matters may be greater or less than the amount that the Company estimated and for which it established reserves.

16. Commitments, Contingencies and Guarantees

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through January 2018 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of September 30, 2007, are as follows (in thousands):

Operating Leases
Remaining 2007	$3,070
2008	11,819
2009	7,895
2010	4,718
2011	2,475
Thereafter	4,171

Total	$34,148

Purchase Commitments

The Company has long-term purchase commitments for bandwidth usage and co-location with various network and Internet service providers. For the remainder of 2007 and for the years ended December 31, 2008, 2009 and 2010, the minimum commitments pursuant to contracts in effect as of September 30, 2007 are approximately $12.4 million, $23.0 million, $5.0 million and $225,000, respectively. As of September 30, 2007, the Company had an equipment purchase commitment of approximately $500,000. This purchase commitment expires in August 2008 in accordance with the terms of the applicable agreement. Additionally, as of September 30, 2007, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $6.8 million, which are expected to be paid over the next twelve months.

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

In addition, on or about October 3, 2007, a purported Akamai stockholder filed a complaint in the United States District Court, Western District of Washington, against the underwriters involved in the Company’s 1999 initial public offering of its common stock, seeking recovery in the name of the Company, which is named as a nominal defendant, for alleged violation by the underwriters of Section 16(b) of the Securities Exchange Act of 1934, as amended. Management does not expect the results of this action to have a material adverse effect on the Company’s business, results of operation or financial condition.

The Company is party to various litigation matters which management considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified guarantees in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under SFAS No. 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s guarantees issued or modified during the three months ended September 30, 2007 was determined to be immaterial.

17. Subsequent Event

On November 5, 2007, the Company announced it has entered into facility lease agreements with its landlord to expand its corporate headquarters in Cambridge, Massachusetts. As of June 1, 2009, the Company will be occupying an additional 110,000 square feet at its current location in Cambridge, bringing the total occupancy to 250,000 square feet.

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

Recent Events

On July 16, 2007 and October 9, 2007, our Board of Directors elected David Kenny and Jill Greenthal, respectively, to fill vacancies on the Board.

On November 5, 2007, we announced that we have entered into facility lease agreements with our landlord to expand our corporate headquarters in Cambridge, Massachusetts. As of June 1, 2009, we will be occupying an additional 110,000 square feet at our current location in Cambridge, bringing the total occupancy to 250,000 square feet.

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	27.2	22.4	26.0	21.6
Research and development expense	7.1	7.9	7.4	8.0
Sales and marketing expense	22.7	26.4	24.5	28.2
General and administrative expense	19.1	22.0	19.4	21.4
Amortization of other intangible assets	1.8	1.7	1.9	2.1
Restructuring benefit	—	—	—	—

Total cost and operating expenses	77.9	80.4	79.2	81.3

Income from operations	22.1	19.6	20.8	18.7
Interest income	4.2	4.3	4.0	4.1
Interest expense	(0.5)	(0.8)	(0.5)	(0.8)
Other income (expense), net	0.8	(0.4)	0.1	—
Loss on early extinguishment of debt	—	—	—	—
Gain on investments, net	—	—	—	0.1

Income before provision for income taxes	26.6	22.7	24.4	22.1
Provision for income taxes	11.6	10.1	10.0	10.0

Net income	15.0%	12.6%	14.4%	12.1%

We were profitable for the fiscal year 2006 and for the nine months ended September 30, 2007; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2006 and for the first three quarters of 2007, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•

During the first three quarters of 2007, unit prices offered to some new and existing customers declined, including contracts signed with certain customers at higher committed service levels, which contributed to the declining unit prices due to volume discounts. Additionally, increased competition from new entrants into the market that are willing to use low unit prices as a method of differentiation contributed to these price declines. If we continue to experience decreases in unit prices for new and existing customers, our operating profit percentage could decrease.

•

During the first three quarters of 2007, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continue to invest in internal-use software development to improve the performance and efficiency of our network. However, due to increased traffic delivered over our network, our total bandwidth costs have increased during these periods. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, but we anticipate continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations for the remainder of 2007.

•

During each of the first three quarters of 2007, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to those in prior years if our customer base continues to grow.

•

During the quarter ended September 30, 2007, revenues derived from customers outside the United States accounted for 23% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 20% and 25% for the remainder of 2007.

•

As of January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), which requires us to record compensation expense for employee stock awards at fair value at the time of grant. For the three and nine months ended September 30, 2007, our stock-based compensation expense was $16.9 million and $50.9 million, respectively; as compared to $14.5 million and $34.8 million for the three and nine months ended September 30, 2006. We expect that stock-based compensation expense will continue at the current level, or slightly increase in the future, because we have a significant number of unvested employee awards outstanding and plan to continue to grant stock-based compensation awards in the future. As of September 30, 2007, our total unrecognized compensation costs for stock-based awards were $124.3 million, which we expect to recognize as expense over a weighted average period of 1.4 years.

•

Depreciation expense related to our network equipment increased during the third quarter of 2007 as compared to the second quarter of 2007. Due to expected future purchases of network equipment during the remainder of this year, we believe that depreciation expense related to our network equipment will continue to increase, on a quarterly basis, during the remainder of 2007 and 2008. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase on a quarterly basis in 2007 compared to corresponding periods in 2006.

•

During the nine months ended September 30, 2007, our effective income tax rate, including discrete items, was 41.0%. While we expect our annual effective income tax rate to remain relatively constant on a quarterly basis during the remainder of 2007, we do not expect to make significant cash tax payments due to the continued utilization of our deferred tax assets.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income in the fourth quarter of 2007; however, our future results will be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

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

As a result, there is no assurance that we will achieve our expected financial objectives, including generating positive net income in any future period.

Overview

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim periods and Regulation S-X of the Securities Act of 1934, as amended. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable reserves, investments, intangible assets, capitalized internal-use software costs, income and other taxes, depreciable lives of property and equipment, stock-based compensation costs, restructuring accruals and contingent obligations. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they were made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2006 for further discussion of our critical accounting policies and estimates.

Results of Operations

Revenues. Revenues increased 45%, or $49.7 million, to $161.2 million for the three months ended September 30, 2007 as compared to $111.5 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, revenues increased 50%, or $150.2 million, to $453.2 million as compared to $303.0 million for the nine months ended September 30, 2006. The increase in revenues for the three- and nine-month periods ended September 30, 2007, as compared to the same periods in the prior year was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers, the latter leading to increases in the average revenue per customer during the period, partially offset by reduced unit prices offered to new and renewing customers. We believe that the continued growth in use of the Internet by businesses and consumers, particularly in the media and entertainment segment, is the principal factor driving increased purchases of our services. Also contributing to the increase in revenues for the three and nine months ended September 30, 2007 were revenues generated through the acquisitions of Netli, Inc., or Netli, and Nine Systems Corporation, or Nine Systems. As of September 30, 2007, we had 2,616 customers under recurring revenue contracts as compared to 2,144 as of September 30, 2006.

For the three months ended September 30, 2007 and 2006, 23% and 22%, respectively, of our revenues were derived from our operations located outside of the United States, including 17% and 18%, respectively, derived from Europe during each of these periods. For the nine months ended September 30, 2007 and 2006, 23% and 22%, respectively, of our total revenues were derived from our operations located outside of the United States, including 18% in each period derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods. For the three and nine months ended September 30, 2007, resellers accounted for 18% and 19% of revenues, respectively, as compared to 20% and 22% of revenues for the three and nine months ended September 30, 2006, respectively. For each of the three- and nine-month periods ended September 30, 2007 and 2006, no customer accounted for 10% or more of revenues.

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

Cost of revenues increased 75%, or $18.8 million, to $43.8 million for the three months ended September 30, 2007, as compared to $25.0 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, cost of revenues increased 80%, or $52.6 million, to $118.1 million as compared to $65.5 million for the nine months ended September 30, 2006. These increases were primarily due to an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment as we continued to invest in our infrastructure. Additionally, for the three and nine months ended September 30, 2007, cost of revenues includes stock-based compensation expense, which increased by $379,000 and $1.2 million, respectively, as compared to the same periods in the prior year.

Cost of revenues during the three and nine months ended September 30, 2007 also included credits received of approximately $1.3 million and $2.9 million, respectively, from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. During the three and nine months ended September 30, 2006, cost of revenues included similar credits of approximately $450,000 and $1.3 million, respectively. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, is unpredictable.

Cost of revenues is comprised of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Bandwidth, co-location and storage fees	$26.5	$15.7	$72.3	$41.0
Payroll and related costs of network operations personnel	2.3	1.5	6.1	4.3
Stock-based compensation	0.9	0.5	2.5	1.3
Depreciation and impairment of network equipment	11.2	5.2	29.5	13.2
Amortization of internal-use software	2.4	2.0	6.6	5.5
Amortization of stock-based compensation	0.5	0.1	1.1	0.2

Total cost of revenues	$43.8	$25.0	$118.1	$65.5

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2007 and for the years ending December 31, 2008, 2009 and 2010, the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $12.4 million, $23.0 million, $5.0 million and $225,000, respectively.

We expect that cost of revenues will increase on a quarterly basis during the fourth quarter of 2007. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for the fourth quarter of 2007, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with payroll and related costs, as we expect to continue to make investments in our network in view of our belief that our customer base will expand. Additionally, cost of revenues is expected to increase as a result of higher stock-based compensation expense due to additional equity awards we expect to grant.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three and nine months ended September 30, 2007, we capitalized software development costs of $4.5 million and $12.1 million, respectively, net of impairments. During the three and nine months ended September 30, 2006, we capitalized software development costs of $2.8 million and $8.3 million, respectively, net of impairments. These development costs consisted of external consulting and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and nine months ended September 30, 2007, we capitalized $1.6 million and $4.4 million, respectively, of stock-based compensation, as compared to $1.1 million and $2.8 million during the three and nine months ended September 30, 2006, respectively. These capitalized internal-use software costs are amortized to costs of revenues over their estimated useful lives of two years.

Research and development expenses increased 29%, or $2.5 million, to $11.4 million for the three months ended September 30, 2007, as compared to $8.9 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, research and development expenses increased 41%, or $9.7 million, to $33.7 million as compared to $24.0 million for the nine months ended September 30, 2006. Reflecting an increased emphasis on investment in research and development, the increase in these expenses in 2007 over the same periods in 2006 was due to an increase in payroll and related costs resulting from an increase in headcount, as well as additional stock-based compensation expense. The following table quantifies the net increase in the various components of our research and development expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2007 as Compared to 2006	For the Nine Months Ended September 30, 2007 as Compared to 2006
Payroll and related costs	$3.1	$9.4
Stock-based compensation	1.1	4.0
Capitalized salaries and other expenses	(1.7)	(3.7)

Total net increase	$2.5	$9.7

We believe that research and development expenses will continue to increase on a quarterly basis in the fourth quarter of 2007, as we expect to continue to increase our hiring of development personnel in order to make investments in our core technology, develop new services and make refinements to our other service offerings.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 25%, or $7.3 million, to $36.7 million for the three months ended September 30, 2007, as compared to $29.4 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, sales and marketing expenses increased 30%, or $25.7 million, to $111.2 million as compared to $85.4 million for the nine months ended September 30, 2006. The increase in sales and marketing expenses during the three and nine months ended September 30, 2007 as compared to the same periods in the prior year was primarily due to higher payroll and related costs, particularly commissions for sales and marketing personnel, attributable to revenue growth. The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2007 as Compared to 2006	For the Nine Months Ended September 30, 2007 as Compared to 2006
Payroll and related costs	$3.6	$12.0
Stock-based compensation	2.0	7.6
Marketing and related costs	0.5	2.5
Other expenses	1.2	3.6

Total net increase	$7.3	$25.7

During the fourth quarter of 2007, we believe that sales and marketing expenses will remain relatively consistent with the third quarter of 2007. Although we expect an increase payroll-related costs as a result of the hiring of sales and marketing personnel, we anticipate that this increase would be offset by a reduction in other marketing costs such as advertising.

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

General and administrative expenses increased 25%, or $6.2 million, to $30.7 million for the three months ended September 30, 2007, as compared to $24.5 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, general and administrative expenses increased 36%, or $23.1 million, to $88.0 million as compared to $64.9 million for the nine months ended September 30, 2006. The increase in general and administrative expenses was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as stock-based compensation expense. Additionally, facility and related costs have increased due to office expansions and increased expenditures on professional services, particularly legal fees related to current litigation matters. The following table quantifies the net increase in various components of our general and administrative expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2007 as Compared to 2006	For the Nine Months Ended September 30, 2007 as Compared to 2006
Payroll and related costs	$1.4	$6.0
Stock-based compensation	(1.1)	3.3
Depreciation and amortization	1.0	2.4
Facilities and related costs	1.3	3.7
Professional services	2.0	4.7
Other expenses	1.6	3.0

Total net increase	$6.2	$23.1

During the fourth quarter of 2007, we expect general and administrative expenses to increase on a quarterly basis due to anticipated higher payroll and related costs attributable to increased hiring, an increase in rent and facility costs and higher litigation-related expenses in connection with preparation for a trial scheduled for early 2008.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 46%, or $892,000, to $2.8 million for the three months ended September 30, 2007 as compared to $1.9 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, amortization of other intangible assets increased 33%, or $2.1 million, to $8.6 million as compared to $6.4 million for the nine months ended September 30, 2006. The increase in amortization of other intangible assets during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year was due to the amortization of intangible assets from the acquisition of Netli in June 2007 and Nine Systems in December 2006. Based on our currently-owned intangible assets, we expect amortization of other intangible assets to be approximately $2.8 million for the fourth quarter of 2007, and $13.4 million, $13.6 million, $12.9 million and $12.3 million for fiscal years 2008, 2009, 2010 and 2011, respectively.

Restructuring benefit. During the nine months ended September 30, 2007, we recorded a restructuring benefit of $178,000 as a result of terminating a facility lease that had previously been recorded as a restructuring liability.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income increased 38%, or $1.9 million, to $6.7 million for the three months ended

September 30, 2007 as compared to $4.8 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, interest income increased 47%, or $5.8 million, to $18.2 million as compared to $12.4 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in our total invested marketable securities period over period due to an increase in our cash from operations.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 10%, or $85,000, to $771,000 for the three months ended September 30, 2007 as compared to $856,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, interest expense decreased 4%, or $87,000, to $2.3 million as compared to $2.4 million for the nine months ended September 30, 2006. Based on our outstanding indebtedness at September 30, 2007, we believe that interest expense on our debt obligations, including deferred financing amortization, will be approximately $800,000 in the fourth quarter of 2007.

Loss on Early Extinguishment of Debt. During the three and nine months ended September 30, 2007, we recorded loss on early extinguishment of debt in the amounts of $2,000 and $3,000 respectively, as a result of a conversion of $105,000 in August 2007 and $40,000 in January 2007 of our 1% convertible senior notes. We did not record any loss on the early extinguishment of debt in the three or nine months ended September 30, 2006.

Other Income (Expense), net. Other income (expense), net primarily represents net foreign exchange gains and losses incurred and proceeds from legal settlements. Other income, net for the three months ended September 30, 2007 was $1.3 million as compared to other expense, net of $448,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, other income, net was $497,000 as compared to other income, net of $213,000 for the nine months ended September 30, 2006. These changes were due to exchange rate fluctuations. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates or other events.

Gain on Investments, net. During the nine months ended September 30, 2007, we recorded a gain of $1,000 from the sales of marketable securities. During the nine months ended September 30, 2006, we recorded a gain from the sales of marketable securities of $259,000. We do not expect significant gains or losses on investments for the fourth quarter of 2007.

Provision for Income Taxes. During the three and nine months ended September 30, 2007 and 2006, our effective income tax rate including discrete items was 41.0% and 45.2%, respectively. Provision for income taxes increased 66%, or $7.4 million, to $18.7 million for the three months ended September 30, 2007, as compared to $11.3 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, provision for income taxes increased 49%, or $14.8 million, to $45.2 million for the nine months ended September 30, 2007, as compared to $30.4 million for the nine months ended September 30, 2006. The increase during both periods is mainly due to the growth in our pre-tax net income. At September 30, 2007, we had a $6.3 million deferred tax valuation allowance, which relates to certain state net operating losses, or NOLs, that we forecast will expire without being utilized.

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

Because of the availability of the NOLs referred to above, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid in respect of income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized. In determining our net deferred tax assets and valuation allowances and annualized effective tax rates, management is required to make judgments and estimates about, among other things, domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, uncertain tax positions, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

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

As of September 30, 2007, cash, cash equivalents and marketable securities totaled $565.9 million, of which $3.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash, cash equivalents and marketable securities. See “Letters of Credit” below.

Net cash provided by operating activities was $171.0 million for the nine months ended September 30, 2007 compared to $109.4 million for the nine months ended September 30, 2006. The increase in cash provided by operating activities for the nine months ended September 30, 2007 was primarily due to an increase in net income, partially offset by an increase in working capital requirements, during the nine months ended September 30, 2007. We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries in connection with expected increases in headcount and higher commissions. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Net cash used in investing activities was $135.4 million for the nine months ended September 30, 2007 compared to $140.9 million for the nine months ended September 30, 2006. Cash used in investing activities for the nine months ended September 30, 2007 reflects net purchases of short- and long-term available-for-sale securities of $308.8 million and purchases of property and equipment of $84.6 million, including the capitalization of internal-use software development costs related to our current and future service offerings and purchases of network infrastructure equipment. Amounts attributable to these purchases and investments were offset, in part, by the proceeds from sales and maturities of short- and long-term available-for-sale securities of $249.4 million and $7.9 million of net cash acquired in our acquisitions of Netli in March 2007 and Red Swoosh in April 2007. Cash used in investing activities for the nine months ended September 30, 2006 reflects net purchases of short- and long-term available-for-sale securities of $279.7 million and purchases of property and equipment of $46.9 million; offset by the proceeds from sales and maturities of short- and long-term available for sale securities of $185.2 million. For fiscal year 2007, we expect purchases of property and equipment, excluding stock-based compensation, a component of cash used in investing activities, to be approximately 16 to 17% of 2007 revenues.

Cash provided by financing activities was $34.1 million for the nine months ended September 30, 2007, as compared to $38.3 million for the nine months ended September 30, 2006. Cash provided by financing activities during the nine months ended September 30, 2007 consists of $11.6 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $22.6 million from the issuance of common stock upon exercises of stock options under our stock option and employee stock purchase plans. Cash provided by financing activities for the nine months ended September 30, 2006 consists of $19.6 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $18.7 million received from the issuance of common stock upon exercises of stock options under our stock option and employee stock purchase plans.

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

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Cash, cash equivalents and marketable securities balance as of December 31, 2006 and 2005, respectively	$434.5	$314.1

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	448.1	301.3
Payments to vendors	(231.4)	(142.0)
Payments for employee payroll	(133.2)	(91.9)
Debt interest and premium payments	(1.0)	(1.0)
Stock option exercises	22.6	18.7
Cash acquired in business acquisitions	8.8	—
Interest income	18.2	12.3
Other	(0.7)	4.6

Net increase	131.4	102.0

Cash, cash equivalents and marketable securities balance as of September 30, 2007 and 2006, respectively	$565.9	$416.1

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

Contractual Obligations and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of September 30, 2007, over the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of September 30, 2007	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
1% convertible senior notes	$199.9	$—	$—	$—	$199.9
Interest on 1% convertible senior notes	53.0	2.0	4.0	4.0	43.0
Bandwidth and co-location agreements	40.6	31.8	8.8	—	—
Real estate operating leases	34.1	12.2	14.4	4.3	3.2
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	6.8	6.8	—	—	—

Total	$334.9	$53.3	$27.2	$8.3	$246.1

In accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” as of September 30, 2007, we had unrecognized tax benefits of $3.5 million, which included approximately $798,000 of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2007.

Letters of Credit

As of September 30, 2007, we had outstanding $3.6 million in irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.1 million are classified as long-term marketable securities and $511,000 are classified as short-term marketable securities on the consolidated balance sheet at September 30, 2007. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2011.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See also “Guarantees” in the footnotes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended September 30, 2007 was determined to be immaterial.

The conversion features of our 1% convertible senior notes due December 15, 2033 are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholder’s equity. Therefore these instruments meet the scope exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and accordingly are not accounted for as derivatives for purposes of SFAS No. 133.

As of September 30, 2007, we did not have any additional material off-balance sheet arrangements, except for operating leases.

Litigation

We are party to litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. See “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q and Note 16 of our notes to Unaudited Consolidated Financial Statements elsewhere in this quarterly report on Form 10-Q for further discussion on litigation.

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

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of September 30, 2007, the carrying amount and fair value of the 1% convertible senior notes were $199.9 million and $193.5 million, respectively.

We have operations in Europe, Asia, Australia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign hedge contracts.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of our Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. We believe that we have meritorious defenses to the claims made in the complaint, and we intend to contest the lawsuit vigorously. An adverse resolution of this action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

In addition, on or about October 3, 2007, Vanessa Simmonds, a purported Akamai shareholder, filed a complaint in the United States District Court, Western District of Washington, against the underwriters involved in our 1999 initial public offering of common stock, seeking recovery in the name of Akamai, which is named as a nominal defendant, for alleged violation by the underwriters of Section 16(b) of the Securities Exchange Act of 1934, as amended. We do not expect the results of this action to have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time.

We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006. We have, however, added information regarding risks associated with our acquisitions of Netli in the first quarter of 2007 and Red Swoosh in the second quarter of 2007 in the risk factor captioned “As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.” In addition, we have included the amount of our long-term debt at September 30, 2007 instead of at December 31, 2006 in the risk factor captioned “Any failure to meet our debt obligations would damage our business.” In the risk factor entitled “Future changes in financial accounting standards may adversely affect our reported results of operations,” we deleted the second paragraph, which provided additional detail about the requirements of accounting standards applicable to compensation expense that became effective in 2006.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants with innovative approaches and established companies with greater resources.

We compete in markets that are intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Some of our existing resellers are potential competitors. If one or more resellers that generate substantial revenues for us were to terminate our relationship and become a competitor or a reseller for a competitor, our business could be adversely affected. Other competitors may attract customers by offering comparable, less-sophisticated versions of services than we provide at lower prices than those we charge. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage potential customers from purchasing any service we offer. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

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

The year ended December 31, 2004 was the first fiscal year during which we achieved profitability as measured in accordance with accounting principles generally accepted in the United States of America. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. Therefore, we will need to generate higher revenues to maintain profitability at recent levels or at all. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	failure to increase sales of our core services;

•	significant increases in bandwidth costs or other operating expenses;

•	failure to offset price declines with higher volumes of traffic delivered;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than we increase our number of new customers or our sales to existing customers;

•	unauthorized use or access to content delivered over our network or network failures;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, affected customers would not pay for all or a part of its services on that day. Our network or services could be disrupted by numerous events, including natural disasters, unauthorized access to our servers, failure or refusal of our third-party network providers to provide the necessary capacity, power losses and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. Although we have taken steps to prevent such disruptions, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our enhanced security measures will be effective or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation.

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

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that are important for implementing our business plan. There is increasing competition for talented individuals in the areas in which our primary offices are located. This affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees could delay the development and introduction of, and negatively impact our ability to sell, our services.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have previously brought lawsuits against entities that we believe are infringing our intellectual property rights. Such lawsuits can be expensive and require a significant amount of attention of our management and technical personnel, and the outcomes are unpredictable. These legal protections afford only limited protection. Monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated, deemed unenforceable, or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

We face risks associated with international operations that could harm our business.

We have operations and server deployments in several foreign countries and may continue to expand our sales and support organizations internationally. Such expansion could require us to make significant expenditures. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	increased expenses associated with marketing services in foreign countries;

•	currency exchange rate fluctuations;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•

interpretations of laws or regulations that would subject us to regulatory oversight or, in the alternative, require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

Any failure to meet our debt obligations would damage our business.

We have long-term debt. As of September 30, 2007, our total long-term debt was approximately $199.9 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

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

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 9, 2007	By:	/s/ J. Donald Sherman
J. Donald Sherman
Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

Exhibit 3.2(B)	Amended and Restated By-Laws of the Registrant

Exhibit 3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

Exhibit 4.1(B)	Specimen common stock certificate

Exhibit 4.2(F)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

Exhibit 4.4(D)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

Exhibit 4.5(E)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2000.
(B)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 21, 1999.
(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.
(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.
(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.