Form 10-K
period 2007-12-31
AKAMAI TECHNOLOGIES INC
filed 2008-02-29
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☑	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,789.2 million based on the last reported sale price of the common stock on the Nasdaq Stock Market on June 29, 2007.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 21, 2008: 167,129,148 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2008 Annual Meeting of Stockholders to be held on May 20, 2008 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

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

Overview

Akamai provides services for accelerating and improving the delivery of content and applications over the Internet — from live and on-demand streaming videos to conventional content on websites, to tools that help people transact business. Our solutions are designed to help businesses, government agencies and other enterprises enhance their revenue streams and reduce costs by maximizing the performance of their online businesses. By relying on our infrastructure, customers can reduce expenses associated with internal infrastructure build-ups while also gaining access to unique technology offerings and information. In short, we strive to help our customers efficiently offer better websites that improve visitor experiences and increase the effectiveness of their Internet-focused operations.

We were incorporated in Delaware in 1998 and have our corporate headquarters at 8 Cambridge Center, Cambridge, Massachusetts. We have been offering content delivery services and streaming media services since 1999. In subsequent years, we introduced private content delivery networks; Web-based delivery of applications such as store/dealer locators and user registration; large-scale software distribution capabilities; content targeting technology and enhanced security features.

We completed two significant strategic transactions in 2007. In March, we acquired Netli, Inc., or Netli, in an effort to enhance our application acceleration solutions, which are designed to improve the performance of Web- and other Internet-based applications. In April, we acquired Red Swoosh, Inc., or Red Swoosh, which had developed innovative client-side technology for supporting the management and distribution of media files while respecting publishers’ rights restrictions and copyrights. We also introduced a number of service innovations during 2007, including:

•	StreamOS technology — a rich media-management solution designed to help content owners distribute their content on the Internet

•	Live streaming for use with Adobe’s Flash® FLV format

•	Delivery of High Definition, or HD, Internet video

•	IP Application Accelerator service — a managed service solution designed to improve the delivery of any enterprise IP-based application delivered over the Internet

Our Internet website address is www.akamai.com. We make available, free of charge, on or through our Internet website our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.

Meeting the Challenges of the Internet

The Internet plays a crucial role in the way companies, government agencies and other entities conduct business and reach the public. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s communication demands. As a result, information is frequently delayed or lost on its way through the Internet due to many challenges, including:

•	inefficient or nonfunctioning peering points, or points of connection, between Internet service providers, or ISPs;

•	traffic congestion at data centers;

•	Internet traffic exceeding the capacity of routing equipment;

•	growth in the transmission of rich content due to the increasingly widespread use of broadband connectivity to the Internet for videos, music and games; and

•	Internet bandwidth constraints between an end user and the end user’s network provider, such as an ISP, cable provider or digital subscriber line provider.

The challenges inherent in the Internet are compounded by the internal technology challenges facing enterprises. Driven by competition, globalization and cost-containment strategies, companies need an agile Internet-facing infrastructure that cost-effectively meets real-time strategic and business objectives. For example, many companies use the Internet as a key marketing tool for product launches, distribution of promotional videos or contests. These one-time events may draw millions of visitors to a company’s website over a brief period of time so the enterprise must have in place the capacity to deal with a flood of visitors seeking to view content or use applications. In addition, as reliance on the Internet has become more pervasive, website operators have been experiencing higher levels of traffic to their sites on a constant basis, which place extensive demands on infrastructure. At the same time, budget limitations may preclude a company from putting in place extensive internal infrastructure knowing that it will handle less traffic during the rest of the year.

To address these challenges, we have developed solutions designed to help companies, government agencies and other enterprises increase revenues and reduce costs by improving the performance, reliability and security of their Internet-facing operations. We particularly seek to address the following market needs:

Superior Performance. Commercial enterprises invest in websites to attract customers, transact business and provide information about themselves. If, however, a company’s Internet site fails to provide visitors with a fast and dependable experience, they will likely abandon that site, potentially leading to lost revenues and damage to the enterprise’s reputation. Through a combination of people, processes and technology, we help our customers improve the scalability and predictability of their websites without the need for them to spend a lot of money to develop their own Internet-related infrastructure. Instead, we have a presence in more than 900 networks around the world so that content can be delivered from Akamai servers located closer to website visitors — from what we call the “edge” of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations. At the same time, our customers have access to control features to enable them to provide content to end users that is current and customized for visitors accessing the site from different parts of the world.

Scalability. We believe that scalability is one of the keys to reliability. Many Akamai customers experience seasonal or erratic demand for access to their websites and almost all websites experience demand peaks at different points during the day. With the proliferation of Internet video, enterprises of all types must be able to cope with rapidly increasing numbers of requests for bandwidth-intensive digital media assets and the storage of those assets. In all of these instances, it can be difficult and expensive to plan for, and deploy solutions to meet, such peaks and valleys. With more than 30,000 servers deployed worldwide managed by our proprietary software technology, our network is designed with the robustness and flexibility to handle planned and unplanned traffic peaks and related storage needs, without additional hardware investment and configuration on the part of our customers. As a result, we are able to provide an on-demand solution to address our customers’ capacity needs in the face of unpredictable traffic spikes, which helps them avoid expensive investment in a centralized infrastructure.

Security. Security is one of the most significant challenges facing use of the Internet for business and government processes. Security threats — in the form of attacks, viruses, worms and intrusions — can impact every measure of performance, including information security, speed, reliability and customer confidence. Unlike traditional security strategies that can negatively impact performance, Akamai’s approach is designed to allow for proactive monitoring and rapid response to security incidents and anomalies. We rely on both built-in defense mechanisms and the ability to route traffic around potential security issues so performance is not compromised. Perhaps most significantly, our distributed network of thousands of servers is designed to eliminate a single point of failure and can reduce the impact of security attacks.

Our Core Solutions

We offer services and solutions for digital media and software distribution and storage, content and application delivery, application performance services and other specialized Internet-based offerings.

Digital Asset Solutions

The Internet provides end users with access to new and varied types of media, and content providers are rapidly finding ways to monetize the content they offer. Akamai’s Digital Asset Solutions are designed to enable enterprises to execute their large file management and distribution strategies by improving the end-user experience, boosting reliability and scalability and reducing the cost of Internet-related infrastructure. Within our Digital Asset Solutions, customers can choose from the following:

Akamai Media Delivery

As the demand for Internet access to music, movies, games, streaming news, sports events and social networking communities grows, there are many challenges to profitably offering media assets online, particularly with respect to user-generated content. In particular, media companies need cost-effective means to deliver large files to millions of users in different formats compatible with multiple end-user devices and platforms. Akamai Media Delivery takes on these challenges by delivering media content on behalf of our customers. By relying on our technology, customers are able to bypass internal constraints such as traditional server and bandwidth limitations to better handle peak traffic conditions and provide their site visitors with access to larger file sizes. We support all major streaming formats, and our technology and breadth of deployment provide capacity levels that individual enterprises or other outsourced providers may not be able to cost-effectively replicate on their own. Complementary features include digital rights management protections, storage, media management tools and reporting functionalities.

Our Akamai Media Delivery solution is primarily used by companies in the following industries: entertainment, including television, radio, sports, music and media; gaming and social networking and Internet search/portal access. The solution can accommodate the many different business models used by our customers including pay-per-view, subscription, advertising and syndication.

Electronic Software Delivery

Due to the expanding prevalence of broadband access, distribution of computer software is increasingly occurring over the Internet. As a result, companies no longer need to mail CDs with new software to their many customers. Internet traffic conditions and high loads can, however, dramatically impact software download speed and reliability. Furthermore, surges in traffic from product launches or periodic distributions of anti-virus security updates can overwhelm traditional centralized software delivery infrastructure, adversely affecting website performance and causing users to be unable to download software. Our Electronic Software Delivery solution handles the distribution of software for our customers. Our network is designed to withstand large surges in traffic related to software launches and other distributions with a goal of improved customer experiences, increased use of electronic delivery and successful online product launches. We also offer a number of tools to enhance the effectiveness of this distribution model including electronic download receipts, storage, a download manager to provide end users with control over the handling of files received and reporting. This solution is appropriate for software companies of all types including consumer, enterprise, anti-virus and gaming software companies.

Akamai Stream OS

Akamai Stream OS is a Web-based suite of configurable tools that enables publishing of rich media to the Web. Customers of these services include enterprises offering streaming of live and on-demand content in all major media formats, software downloads and delivery of electronic documents. These tools include:

•	Content Manager for uploading, storing, managing and editing media files and information about those files

•	RSS Manager for managing, delivering and distributing content via automatically-generated Really Simple Syndication, or RSS, feeds

•	Tools for scheduling and provisioning live streaming events

•	Digital rights management and profile tools for targeting, protecting and controlling the distribution of content based on business rules, licensing terms, geography and other criteria

Stream OS customers include all types of media content owners seeking to reach consumers over the Web, including sports leagues, music companies and broadcasters of news, sports and other forms of entertainment.

Dynamic Site Solutions

Akamai’s Dynamic Site Solutions — particularly our core Dynamic Site Accelerator offering — are designed for accelerating business-to-consumer websites that integrate rich, collaborative content and applications into their online architecture. Leveraging our international network of servers and sophisticated mapping and routing technologies, we provide whole-site and object delivery for our customers’ websites. As a result, our customers have access to a more efficient way to implement and maintain a global Internet presence. While site owners maintain a source copy of their content and applications, Dynamic Site Accelerator provides global delivery, load balancing and storage of content and applications, enabling businesses to focus valuable resources on strategic matters, rather than on technical infrastructure issues.

Our Dynamic Site Solutions include advanced site delivery service features such as:

•	Secure Content Distribution — distribution of content over the Internet using Secure Sockets Layer, or SSL, transport, a protocol to secure transmission of content over the Internet

•	Site Failover — delivery of default content in the event that the primary, or source, version of the website of a customer becomes unavailable

•	Content Targeting — a feature that enables content providers to deliver localized content, customized store-fronts, targeted advertising and adaptive marketing to their customers

•

EdgeComputing — a service that enables enterprises to deliver Java (J2EE) Web applications that scale on demand and are designed to perform more quickly and reliably than a customer’s own internal information technology, or IT, infrastructure

•

Cache Optimization — features designed to enhance the cacheability of content including setting expiration dates and similar availability conditions and enabling other parameters for the handling of stored content

•	Compression — compression of content before it is sent to an end user so as to reduce transfer times for users on slow connections, particularly for transactional content

•

Capacity On-Demand — offers dynamic load-balancing decisions that are based on real-time analysis of an end user’s location, Internet conditions, server and data center infrastructure capacity and overall demand

Akamai’s Dynamic Site Accelerator solution is appropriate for any enterprise that has a website, particularly, retail and travel companies dependent on their commerce-related websites and enterprises that rely on the Internet for brand-building through research, discussion and other interactive tools for their current and potential customers.

Application Performance Solutions

Akamai’s Application Performance Solutions are designed to improve the performance of highly dynamic applications common on networks used by enterprises to connect with their employees, suppliers and customers. Traditionally, this market has been addressed primarily by hardware and software products. We believe our managed service approach offers a more cost-effective and comprehensive solution in this area without requiring customers to make significant infrastructure investments. In addition to reducing infrastructure costs, our Application Performance Solutions are intended for customers that want to offer more effective and reliable portal applications and other Web-based systems for communicating with their customers, employees and business partners.

Web Application Accelerator

Our Web Application Accelerator service is designed to improve the performance of Web-based applications through a combination of dynamic caching, compression, routing and connection optimization. This service is appropriate for companies involved in technology, business services, travel and leisure, manufacturing and other industries where there is a movement to Internet-based communication with remote customers, suppliers and franchisees. Enterprise customers are using the Web Application Accelerator services to run applications such as online airline reservations systems, training tools, customer relationship management and human resources applications. Akamai’s Web Application Accelerator is designed to allow enterprise customers and their remote customers, suppliers and franchisees to enjoy improved performance through connection and route optimization techniques that avoid problem spots on the Internet and otherwise accelerate application performance without the enterprise customer needing to undertake significant internal infrastructure build-out.

IP Application Accelerator

With a growing global workforce accessing IP-based applications online and from mobile devices, enterprises that rely on such applications find high quality and performance to be crucial. Examples of IP-based applications include voice over IP, or VoIP, email hosting services and sales order processing tools. While enterprises have been using the Internet to support communication needs for web-based applications for some time, businesses are increasingly relying on the Internet to support connection needs for IP-based applications. Akamai’s IP Application Accelerator solution is designed to addresses core Internet weaknesses to optimize the performance, availability and real-time sensitivity associated with IP-enabled applications delivered over Internet-related protocols such as SSL, IPSec, UDP and FTP. IP Application Accelerator uses Akamai’s global network of servers and optimized routing and connection technologies to improve the stability and reliability of connections between end users and the IP-based application.

Other Solutions

Site Intelligence Offerings

Akamai’s offerings in this area include our network data feeds and our website analytics offering, which provide customers with real time data about the performance of their content and applications over the Internet and Akamai’s network. In addition, our business performance management services help customers better understand their Web operations with tools that measure all aspects of an application’s performance. For example, a customer could use website data feeds from Akamai’s customer portal to assist in managing their online distribution costs and budget. The core of these offerings is our EdgeControl tools, which provide comprehensive reporting and management capabilities.

EdgeControl tools are web-portal based and can be integrated with existing enterprise management systems, allowing our customers to manage their distributed content and applications. EdgeControl also provides integration with popular third-party network management tools, including those offered by IBM, Hewlett-Packard and BMC Software. Having created one of the industry’s first examples of a commercially proven utility computing platform, Akamai now provides a global network of servers that can be utilized by customers for troubleshooting, monitoring and reporting, based on their individual business requirements.

Custom Solutions

In addition to our core commercial services, we are able to leverage the expertise of our technology, networks and support personnel to provide custom solutions to both commercial and government customers. These solutions include replicating our core technologies to facilitate content delivery behind the firewall, combining our technology with that of other providers to create unique solutions for specific customers and supporting mission-critical applications that rely on the Internet and intranets. Additionally, numerous federal government agencies rely on Akamai for tailored solutions to their content delivery needs as well as information about traffic conditions and activity on the Internet.

Our Technology and Network

Our expansive network infrastructure and sophisticated technology are the foundation of our services. We believe Akamai has deployed the world’s largest globally distributed computing platform, with more than 30,000 servers located in more than 900 networks around the world. Applying our proprietary technology, we deliver our customers’ content and computing applications across a system of widely distributed networks of servers; the content and applications are then processed at the most efficient places within the network. Servers are deployed in networks ranging from large, backbone network providers to medium and small ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have more than 1,000 peering relationships that provide us with direct paths to end user networks, which reduces data loss, while also potentially giving us more options for delivery at reduced cost.

To make this wide-reaching deployment effective, we use specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet, regardless of global or local traffic conditions. Dedicated professionals staff our Network Operations Control Center on a 24/7 basis to monitor and react to Internet traffic patterns and trends. We deploy frequent enhancements to our software globally to introduce new service offerings and to ensure that our network continues to run effectively. Technology updates are efficiently replicated across the system. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid e-business growth without the need for an expensive and complex internal infrastructure.

Business Segments and Geographic Information

We operate in one business segment: providing services for accelerating delivery of content and applications over the Internet. For the years ended December 31, 2007, 2006 and 2005, approximately 23%, 22% and 21%, respectively, of our total revenues was derived from our operations outside the United States, of which 17%, 18% and 16% of overall revenues, respectively, was derived from Europe. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. For more segment and geographic information, including revenue from customers, a measure of profit or loss and total assets for each of the last three fiscal years, see our consolidated financial statements included in this annual report on Form 10-K, including Note 19 thereto.

Customers

Our customer base is centered on enterprises. As of December 31, 2007, our customers included many of the world’s leading corporations, including Apple, Audi, BestBuy, FedEx Corporation, Hitachi, L’Oreal, Microsoft, MTV Networks, the National Basketball Association, Nintendo, Qantas Airways, SAP and Victoria’s Secret. We also actively sell to government agencies. As of December 31, 2007, our public sector customers included the Federal Emergency Management Agency, the Internal Revenue Service, the National Center for Missing and Exploited Children, the U.S. Air Force, the U.S. Department of Defense, the U.S. Food and Drug Administration and the U.S. Department of Labor. No customer accounted for 10% or more of total revenues for the years ended December 31, 2007, 2006 or 2005. Less than 10% of our total revenues in each of the years ended December 31, 2007, 2006 and 2005 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenues in 2008.

Sales, Service and Marketing

Our sales and service professionals are located in 20 offices in the United States, Europe and Asia. We market and sell our services and solutions domestically and internationally through our direct sales and services organization and through more than 50 active resellers including Electronic Data Systems Corporation, IBM Corporation, Verizon and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales- and marketing-focused alliances with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales and service organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2007, we had approximately 590 employees in our sales and support organization, including 139 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient global sales, technical and services personnel, and how well we establish and maintain our strategic alliances. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances and on-going customer communication programs. As of December 31, 2007, we had 73 employees in our global marketing organization, which is a component of our sales and support organization.

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers’ needs and market demand. As of December 31, 2007, we had approximately 350 research and development engineers, many of whom hold advanced degrees in their fields. Our research and development expenses were $44.1 million, $33.1 million and $18.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, for each of the years ended December 31, 2007, 2006 and 2005, we capitalized $17.8 million, $11.7 million and $8.5 million, respectively, net of impairments, of external consulting and payroll and payroll-related costs related to the development of internal-use software used to deliver our services and operate our network. Additionally, during the years ended December 31, 2007 and 2006, we capitalized $6.4 million and $4.3 million, respectively, of stock-based compensation.

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

We compete primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. Some of our competitors also resell our services. Other companies have recently emerged that offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative to our services. In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an externally managed services provider like Akamai.

We believe that we compete favorably with other companies in our industry, as well as alternative approaches to content and application delivery over the Internet, on the basis of the quality of our offerings, our customer service and price.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. We currently have numerous issued United States and foreign-country patents covering our content and application delivery technology, and we have numerous additional patent applications pending. Our issued patents extend to various dates between approximately 2015 and 2020. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. Two of these patent applications have now been issued. These patents will expire in 2018. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

As of December 31, 2007, we had a total of approximately 1,300 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

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

In recent quarters, we have lowered the prices we charge our customers for our content delivery services in order to remain competitive. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. In addition, our operating expenses have increased on an absolute basis in each of 2005, 2006 and 2007. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to our existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability at recent levels or at all.

We may not be able to maintain our current level of profitability on a quarterly or annual basis. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. Therefore, we will need to generate higher revenues to maintain profitability at recent levels or at all. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	market pressure to decrease our prices;

•	significant increases in bandwidth costs or other operating expenses;

•	failure to increase sales of our core services;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than we increase our number of, and sales to, new customers or our sales to existing customers;

•	unauthorized use or access to content delivered over our network or network failures;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.

Our failure to manage growth, diversification and changes to our business could harm us.

We are continuing to grow, diversify and evolve our business both in the United States and internationally. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in the recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

As we grow and diversify our business, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To effectively manage our technical support infrastructure, we will need to continue to upgrade and improve our data systems, billing systems and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems in a timely manner to accommodate our growth, our business may be adversely affected.

Any unplanned interruption in the functioning of our network or services could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, our customer does not pay for all or a part of its service on that day. Our network or services could be disrupted by numerous events, including natural disasters, unauthorized access to our servers, failure or refusal of our third-party network providers to provide the necessary capacity, power losses and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. Although we have taken steps to prevent such disruptions, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our enhanced security measures will be effective or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation.

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

We acquired three companies in late 2006 and early 2007: Nine Systems Corporation, or Nine Systems, Netli and Red Swoosh. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. If we are not successful in completing acquisitions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or, as in the Nine Systems, Netli and Red Swoosh acquisitions, dilutive issuances of securities.

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

If we are unable to continue to innovate and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.

The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Other companies may develop technological or business model innovations that address content delivery and application acceleration requirements in ways that are, or are perceived to be, equivalent or superior to our services. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for our services. Our operating results depend on our ability to adapt to market changes and develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do and, consequently, loss of market share, revenues and earnings.

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

A substantial portion of our short-term marketable securities is invested in highly-rated auction rate securities. Failures in these auctions may affect our liquidity.

A substantial percentage of our marketable securities portfolio is invested in highly-rated municipal auction rate securities. Auction rate securities are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every 28 days, investors can sell or continue to hold the securities at par. During February 2008, the majority of auction rate securities in the marketplace, including certain auction rate securities that we held in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these investments resetting to predetermined rates in accordance with the underlying loan agreement, which might be higher or lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate repayment from the issuer. In the future, should the auction rate securities we hold be subject to additional auction failures and/or we determine that the decline in value of auction rate securities are other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments. Furthermore, if one or more issuers of the auction rate securities held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material.

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

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is increasing competition for talented individuals in the areas in which our primary offices are located. This affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees could delay the development and introduction of, and negatively impact our ability to sell, our services.

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

Other companies or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to increase revenues and improve or maintain profitability. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights against both technology providers and customers that use such technology. We have agreed to indemnify our customers if our services infringe specified intellectual property rights; therefore, we could become involved in litigation brought against customers if our services and technology are implicated. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and require us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	pay substantial damages and incur significant litigation expenses;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

•	redesign products or services.

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

We have long-term debt. As of December 31, 2007, our total long-term debt was $199.9 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

Internet-related and other laws could adversely affect our business.

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. This could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. Tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes that would adversely affect our continued profitability. We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to reflect our total actual liability. Congress has been contemplating net neutrality legislation. The impact of the adoption of laws regulating the operation of the Internet could impact our business. As a government contractor, we are also subject to numerous laws and regulations. If we fail to comply with applicable requirements, then we could face penalties, contract terminations and damage to our reputation. We also may be required to devote substantial resources to the development and improvement of procedures to ensure compliance with applicable regulations.

Economic conditions may have an adverse impact on our operating performance and results of operations.

Our business could be affected by general economic conditions. Weakness in the United States or worldwide economy could have a negative effect on our operating results, including decreases in revenues and operating cash flows. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover. There can be no assurance that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

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

We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. See Item 3 of Part I of this annual report on Form 10-K for more information. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

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

Our headquarters are located in approximately 131,000 square feet of leased office space in Cambridge, Massachusetts. Of this space, we have subleased approximately 12,000 square feet to another company. Our primary west coast office is located in approximately 59,000 square feet of leased office space in San Mateo, California. We maintain offices in several other locations in the United States, including in or near each of Los Angeles and San Diego, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington. We also maintain offices in Europe and Asia in or near the following cities: Bangalore, India; Beijing, China; Munich, Germany; Paris, France; London, England; Tokyo, Japan; Singapore; Madrid, Spain; and Sydney, Australia. All of our facilities are leased. We believe our facilities, including those identified below, are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

In November 2007, we entered into facility lease agreements with our landlord to expand our corporate headquarters in Cambridge, Massachusetts. As of June 1, 2009, we will be occupying an additional 110,000 square feet at our current location in Cambridge.

Item 3.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, we are a party to the litigation described below.

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Exchange Act primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of our Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. We believe that we have meritorious defenses to the claims made in the complaint, and we intend to contest the lawsuit vigorously. An adverse resolution of this action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

In addition, on or about October 3, 2007, Vanessa Simmonds, a purported Akamai shareholder, filed a complaint in the United States District Court for the Western District of Washington, against the underwriters involved in our 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action, but has no liability for the asserted claims. We do not expect the results of this action to have a material adverse effect on our business, results of operations or financial condition.

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

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on The NASDAQ Global Select Market. Prior to July 1, 2006, our common stock traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ Global Select Market or The NASDAQ National Market, as applicable:

	High	Low
Fiscal 2006:
First Quarter	$33.17	$19.57
Second Quarter	$36.94	$27.14
Third Quarter	$50.90	$29.28
Fourth Quarter	$56.80	$44.77

Fiscal 2007:
First Quarter	$59.69	$46.60
Second Quarter	$56.25	$41.02
Third Quarter	$50.98	$27.75
Fourth Quarter	$41.45	$28.26

As of February 19, 2008, there were 756 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in 2007.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data and balance sheet data for all periods presented is derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K or in annual reports on Form 10-K for prior years on file with the Commission.

Loss from operations for the year ended December 31, 2003 included a restructuring benefit of $8.5 million for the reversal of previously accrued restructuring liabilities and a loss on early extinguishment of debt of $2.1 million as a result of our repurchase of $74.0 million in aggregate principal amount of our 5 1/2% convertible subordinated notes in that year. Income from operations for the years ended December 31, 2005 and 2004 included a loss on early extinguishment of debt of $1.4 million and $6.8 million, respectively, as a result of our repurchase of $56.6 million and $169.4 million in aggregate principal amount of our 5 1/2% convertible subordinated notes, respectively, in those years.

In 2005, we acquired Speedera Networks, Inc., or Speedera, which was accounted for under the purchase method of accounting, for a purchase price of $142.2 million, comprised primarily of our common stock. We allocated $138.1 million of the cost of this acquisition to goodwill and other intangible assets. Income from operations for the years ended December 31, 2005, 2006 and 2007 included $5.1 million, $8.3 million and $7.4 million, respectively, for the amortization of other intangible assets related to this acquisition.

In 2005, we released nearly all of our United States and foreign deferred tax asset valuation allowance. Based upon our cumulative operating results and an assessment of our expected future results, we determined at that time that it was more likely than not that our deferred tax assets would be realized. During 2005, the total valuation allowance release recorded as an income tax benefit in the statement of operations was $285.8 million.

In January 2004 and December 2003, we issued $200.0 million in aggregate principal amount of our 1% senior convertible notes due December 15, 2033, which we refer to as our 1% senior convertible notes, for proceeds of $194.1 million net of offering expenses. Additionally, in 2005, we completed an equity offering of 12.0 million shares of our common stock at a price of $16.855 per share for proceeds of $202.1 million, net of offering expenses.

On January 1, 2006, we adopted, on a modified prospective basis, the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” or SFAS No. 123R, which requires us to record compensation expense for employee stock awards at fair value at the time of grant. As a result, our stock-based compensation expense increased in 2006, causing our net income to decrease significantly. For the year ended December 31, 2006, our pre-tax stock-based compensation expense was $49.6 million.

In 2006, we acquired Nine Systems for a purchase price of $157.5 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $168.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income from operations for the years ended December 31, 2006 and 2007 included $0.1 million and $3.3 million, respectively, for the amortization of other intangible assets related to this acquisition.

On March 13, 2007, we acquired Netli for a purchase price of $154.4 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $148.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income from operations for the year ended December 31, 2007 included $0.7 million for the amortization of other intangible assets related to this acquisition.

On April 17, 2007, we acquired Red Swoosh, Inc. for a purchase price of $18.7 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $16.9 million of the cost of this acquisition to goodwill and other intangible assets. As of December 31, 2007, the other intangible assets had not begun to be amortized.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$636,406	$428,672	$283,115	$210,015	$161,259
Total costs and operating expenses	491,478	345,566	209,740	161,048	172,370
Operating income (loss)	144,928	83,106	73,375	48,967	(11,111)
Net income (loss)	100,967	57,401	327,998	34,364	(29,281)
Net income (loss) per weighted average share:
Basic	$0.62	$0.37	$2.41	$0.28	$(0.25)
Diluted	$0.56	$0.34	$2.11	$0.25	$(0.25)
Weighted average shares used in per share calculation:
Basic	162,959	155,366	136,167	124,407	118,075
Diluted	185,094	176,767	156,944	146,595	118,075

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$629,895	$430,247	$309,574	$103,763	$198,707
Restricted cash	—	—	—	—	5,000
Restricted marketable securities	3,613	4,207	4,555	4,654	4,648
Working capital	606,667	285,409	293,122	61,903	139,756
Total assets	1,656,047	1,247,932	891,499	182,743	278,941
Current portion of 5 1/2% convertible subordinated notes	—	—	—	—	15,000
Other long-term liabilities	9,265	3,657	3,565	3,035	1,994
1% convertible senior notes	199,855	200,000	200,000	200,000	175,000
5 1/2% convertible subordinated notes, net of current portion	—	—	—	56,614	211,000
Total stockholders’ equity (deficit)	$1,358,552	$954,693	$624,214	$(125,931)	$(175,354)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. In recent years, however, we have entered into increasing numbers of customer contracts that have minimum usage commitments that are based on quarterly, twelve-month or longer periods. Our goal of having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly or annual recurring revenue due to customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functions that our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this annual report on Form 10-K. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, or divestitures of business combinations that may be announced after the date hereof.

Our improved financial results in 2007 as compared to 2006 and 2005 reflect the success of our efforts to increase our monthly and annual recurring revenues while limiting the expenses needed to support such growth. The following sets forth, as a percentage of revenues, consolidated statements of operations data for the years indicated:

	2007	2006	2005
Revenues	100%	100%	100%

Cost of revenues	26	22	20
Research and development	7	8	6
Sales and marketing	23	28	28
General and administrative	19	21	19
Amortization of other intangible assets	2	2	2

Total costs and operating expenses	77	81	75

Income from operations	23	19	25
Interest income	4	4	2
Interest expense	—	(1)	(2)
Other income (expense), net	—	—	—
Gain (loss) on investments, net	—	—	—
Loss on early extinguishment of debt	—	—	—

Income before provision for (benefit from) income taxes	27	22	25
Provision for (benefit from) income taxes	11	9	(91)

Net income	16%	13%	116%

We were profitable for fiscal years 2007, 2006 and 2005; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2007, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•

During each quarter of 2007, unit prices offered to some new and existing customers declined, including contracts signed with certain customers at higher committed service levels, which contributed to the declining unit prices due to volume discounts. Additionally, increased competition from new entrants into the market that are willing to use low unit prices as a method of differentiation contributed to these price declines. If we continue to experience decreases in unit prices for new and existing customers, our operating profit percentage could decrease.

•

During each quarter of 2007, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continue to invest in internal-use software development to improve the performance and efficiency of our network. However, due to increased traffic delivered over our network, our total bandwidth costs increased during these periods. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, but we anticipate continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations in 2008.

•

During each quarter of 2007, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to those in prior years if our customer base continues to grow.

•

During the year ended December 31, 2007, revenues derived from customers outside the United States accounted for 23% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 20% and 25% in 2008.

•

As of January 1, 2006, we adopted SFAS No. 123R, which requires us to record compensation expense for employee stock awards at fair value at the time of grant. For the years ended December 31, 2007 and 2006, our stock-based compensation expense was $66.6 million and $49.6 million, respectively. We expect that stock-based compensation expense will continue at the current level, or slightly increase in the future, because we have a significant number of unvested employee awards outstanding and plan to continue to grant stock-based compensation awards in the future. As of December 31, 2007, our total unrecognized compensation costs for stock-based awards were $100.7 million, which we expect to recognize as expense over a weighted average period of 1.3 years. This expense is expected to be recognized through 2011.

•

Depreciation expense related to our network equipment increased during 2007 as compared to 2006. Due to expected future purchases of network equipment during 2008, we believe that depreciation expense related to our network equipment will continue to increase in 2008. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase in 2008 compared to 2007.

•

During the year ended December 31, 2007, our effective income tax rate, including discrete items, was 40.0%. While we expect our annual effective income tax rate to remain relatively constant during 2008, we do not expect to make significant cash tax payments due to the continued utilization of our deferred tax assets.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this annual report on Form 10-K, we expect to continue to generate net income on a quarterly and annual basis during 2008; however, our future results are likely to be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this annual report on Form 10-K, including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	offset unit price declines for our services with higher volumes of traffic delivered on our network;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues.

As a result, there is no assurance that we will achieve our expected financial objectives, including generating positive net income, in any future period.

Application of Critical Accounting Policies and Estimates

Overview

Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable and related reserves, capitalized internal-use software costs, intangible assets and goodwill, income and other taxes, impairment and useful lives of long-lived assets, loss contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates. For a complete description of our significant accounting policies, see Note 2 to our consolidated financial statements included in this annual report on Form 10-K.

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

Review of Critical Accounting Policies and Estimates

Revenue Recognition:

We recognize service revenue in accordance with the Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We primarily derive revenues from the sale of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly or annual minimum. For these services, we recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our service exceed the monthly minimum, we recognize revenue for such excess usage in the period of the usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month and only recognize any remaining committed amount for the applicable period in the last month thereof.

We typically charge customers an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive income from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred, and collection is reasonably assured.

When more than one element is contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate elements. Fair value is generally determined based upon the price charged when the element is sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided at the outset of the period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the related service period provided that all services have begun to be provided at the outset of the period.

At the inception of a customer contract for service, we make an estimate as to that customer’s ability to pay for the services provided. We base our estimate on a combination of factors, including the successful completion of a credit check or financial review, our collection experience with the customer and other forms of payment assurance. Upon the completion of these steps, we recognize revenue monthly in accordance with our revenue recognition policy. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received. Changes in our estimates and judgments about whether collection is reasonably assured would change the timing of revenue or amount of bad debt expense that we recognize.

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

In limited instances (resulting in less than 1% of total revenue in each year reported), we also license software under perpetual and term license agreements. We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” As prescribed by this guidance, we apply the residual method of accounting. The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by vendor-specific objective evidence of fair value, be deferred and subsequently recognized when delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements so long as all other revenue recognition criteria of SOP 97-2 are met.

We recognize revenue from fixed-fee arrangements and software arrangements that require significant customization or modification using the percentage-of-completion method in accordance with Accounting Research Bulletin, or ARB, No. 45, “Long-Term Construction-Type Contracts,” and with the applicable guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type

Contracts.” We generally recognize revenue under these arrangements based on the percentage of cost incurred to date compared to the estimated total cost to complete the project. In certain customer arrangements, we recognize revenue based on the progress made towards achieving milestones under the contract. The impact of any change in estimate is recorded prospectively from the date of the change. At the outset of a fixed-fee arrangement, if we are not able to estimate the total cost to complete, nor able to measure progress towards the achievement of contract milestones, we account for the arrangement using the completed-contract method of accounting. Under this method, we recognize revenue when the contract is complete and there are no remaining costs or deliverables. In the event that the estimated total cost on a fixed-fee contract indicates a loss, we will record the loss immediately.

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

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; prepayments made by customers for future periods; deferred installation and activation set-up fees; and amounts billed under extended payment terms.

Accounts Receivable and Related Reserves:

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record reserves against our accounts receivable balance. These reserves consist of allowances for doubtful accounts and revenue from certain customers on a cash basis. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. Increases in the reserve for cash basis customers are recorded as reduction of revenue. The reserve for cash basis customers increases as services are provided to customers for which collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received.

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

Valuation and impairment of investments and marketable securities:

The fair value of our investments and marketable securities is generally determined from quoted market prices based upon transactions in active markets. We also have investments in auction rate securities that consist entirely of municipal debt securities, recorded at cost, which approximates fair market value (unless the auction fails) due to their variable interest rates, which reset through an auction process typically every 28 days. This auction mechanism generally allows existing investors to continue to own their securities with a revised interest rate based on the auction or liquidate their holdings by selling their securities at par value. Because of these short intervals between interest reset dates, we monitor these auctions to ensure they are successful, which provides evidence that the recorded values of these investments approximate their fair values. To the extent an auction were to fail such that the securities were deemed to be not liquid, we would need to seek other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions.

Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We periodically evaluate whether a decline in fair value below cost basis is other than temporary by considering available evidence regarding these investments including, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; and overall market conditions and trends. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in our portfolio, if, among other things, relevant information related to our investments and marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

Impairment and Useful Lives of Long-Lived Assets:

We review our long-lived assets, such as fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that would trigger an impairment review include a change in the use of the asset or forecasted negative cash flows related to the asset. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. The estimates required to apply this accounting policy include forecasted usage of the long-lived assets, the useful lives of these assets and expected future cash flows. Changes in these estimates could materially impact results from operations.

Goodwill and Other Intangible Assets:

We test goodwill for impairments on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We performed an impairment test of goodwill as of December 31, 2007 and December 31, 2006. These tests did not result in an impairment of goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks and non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the economic value derived from the related intangible assets. Goodwill is carried at its historical cost.

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

We currently have significant deferred tax assets, comprised of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Our management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will not be realized. During 2005, our management determined it was more likely than not that substantially all of the deferred tax assets would be realized, and, accordingly released substantially all of our valuation allowance. This decision was based on our cumulative history of earnings before taxes for financial reporting purposes over a twelve-quarter period and on the projections of expected future taxable income at that time.

We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of our tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that we estimated.

In November 2005, the FASB issued FASB Staff Position SFAS 123R-3, “Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards.” We elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, we elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123R, to determine the pool of windfall tax benefits upon adoption of SFAS No. 123R. The long-form method required us to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for net operating loss, or NOL, carryforwards.

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, we had unrecognized tax benefits of $2.1 million, including accrued interest and penalties, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2007, we had unrecognized tax benefits of $4.0 million, including accrued interest and penalties.

Accounting for Stock-Based Compensation:

Since January 1, 2006, we have accounted for stock-based compensation in accordance with SFAS No. 123R. Prior to that date, we recognized stock-based compensation costs pursuant to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and elected to disclose the impact of expensing stock options pursuant to SFAS No. 123, “Share-Based Payment,” in the notes to our financial statements. See Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods because of adjustments to the calculation of such assumptions based upon the guidance of SFAS No. 123R and Staff Accounting Bulletin No. 107, “Share-Based Payment.” Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.

For stock options, restricted stock, restricted stock units and deferred stock units, we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature. For awards with a performance condition vesting feature, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting periods.

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

Results of Operations

Revenues. Total revenues increased 48%, or $207.7 million, to $636.4 million for the year ended December 31, 2007 as compared to $428.7 million for the year ended December 31, 2006. Total revenues increased 51%, or $145.6 million, to $428.7 million for the year ended December 31, 2006 as compared to $283.1 million for the year ended December 31, 2005. The increases in revenue during the years presented were primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as increases in traffic and additional services sold to new and existing customers, the latter leading to increases in the average revenue per customer during each year, partially offset by reduced unit prices offered to new and renewing customers. We believe that the continued growth in use of the Internet by businesses and consumers, particularly in the media and entertainment segment, is the principal factor driving increased purchases of our services. We expect this trend to continue in 2008. Also contributing to the increase in revenues for the year ended December 31, 2007 were revenues generated through our acquisitions of Netli and Nine Systems. As of December 31, 2007, we had 2,645 customers under recurring revenue contracts as compared to 2,347 at December 31, 2006, and 1,910 at December 31, 2005.

For 2007 and 2006, 23% and 22%, respectively, of our total revenues was derived from our operations located outside of the United States, of which 17% and 18% of total revenues, respectively, was derived from operations in Europe. For 2005, 21% of our total revenues was derived from our operations located outside of the United States, of which 16% of total revenues was derived from operations in Europe. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales to increase slightly as a percentage of our overall sales in 2008 as compared to prior years. Resellers accounted for 18% of revenues in 2007, 20% in 2006 and 24% in 2005. For 2007, 2006 and 2005, no single customer accounted for 10% or more of total revenues.

Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and stock-based compensation for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software.

Cost of revenues was comprised of the following (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Bandwidth, co-location and storage fees	$103.2	$59.2	$36.3
Payroll and related costs of network operations personnel	8.8	5.8	3.8
Stock-based compensation	3.3	2.0	—
Depreciation and impairment of network equipment	41.1	19.4	9.0
Amortization of internal-use software	11.0	7.7	6.6

Total cost of revenues	$167.4	$94.1	$55.7

Cost of revenues increased 78%, or $73.3 million, to $167.4 million for the year ended December 31, 2007 as compared to $94.1 million for the year ended December 31, 2006. Cost of revenues increased 69%, or $38.4 million, to $94.1 million for the year ended December 31, 2006 as compared to $55.7 million for the year ended December 31, 2005. These increases were primarily due to an increase in the amounts paid to network providers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment as we continued to invest in our infrastructure. Additionally, in 2007 and 2006, cost of revenues included stock-based compensation expense, which increased by $1.4 million and $2.0 million, respectively, as compared to 2006 and 2005, respectively. Cost of revenues during 2007, 2006 and 2005 also included credits received of approximately $3.4 million, $1.5 million and $1.2 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, will vary.

We have long-term purchase commitments for bandwidth usage and co-location with various networks and Internet service providers. For the years ending December 31, 2008, 2009 and 2010, the minimum commitments related to bandwidth usage and co-location services are approximately $38.2 million, $6.6 million and $2.4 million, respectively.

We believe cost of revenues will increase in 2008. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for 2008, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand. Additionally, cost of revenues is expected to increase as a result of higher stock-based compensation expense due to additional equity awards we expect to grant to network-related personnel.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except for certain internal-use software development costs eligible for capitalization. During the years ended December 31, 2007, 2006 and 2005, we capitalized software development costs of $17.8 million, $11.7 million and $8.5 million, respectively, net of impairments. These development costs consisted of external consulting and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, for the years ended December 31, 2007 and 2006, we capitalized $6.4 million and $4.3 million, respectively, of non-cash stock-based compensation in accordance with SFAS No. 123R. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses increased 33%, or $11.0 million, to $44.1 million for the year ended December 31, 2007 as compared to $33.1 million for the year ended December 31, 2006. Research and development expenses increased 83%, or $15.0 million, to $33.1 million for the year ended December 31, 2006, as compared $18.1 million for the year ended December 31, 2005. The research and development expense increases in both 2007 and 2006 as compared to the prior years were due to increases in payroll and related costs resulting from higher headcount, as well as additional stock-based compensation expense.

The following table quantifies the net increase in the various components of our research and development expenses for the periods presented (in millions):

	Increase (Decrease) in Research and Development Expenses
	2007 to 2006	2006 to 2005
Payroll and related costs	$12.5	$5.9
Stock-based compensation	4.2	10.4
Capitalized salaries and other	(5.7)	(1.3)

Total net increase	$11.0	$15.0

We believe that research and development expenses will increase in 2008, as we expect to continue to hire additional development personnel in order to make investments in our core technology, develop new services and make refinements to our other service offerings.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 23%, or $27.9 million, to $147.6 million for the year ended December 31, 2007 as compared to $119.7 million for the year ended December 31, 2006. Sales and marketing expenses increased 54%, or $41.8 million, to $119.7 million for the year ended December 31, 2006 as compared to $77.9 million for the year ended December 31, 2005. The increase in sales and marketing expenses during these periods was primarily due to higher payroll and related costs, particularly commissions for sales and marketing personnel, attributable to revenue growth and as a result of higher stock-based compensation expense, particularly for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	Increase (Decrease) in Sales and Marketing Expenses
	2007 to 2006	2006 to 2005
Payroll and related costs	$12.6	$23.4
Stock-based compensation	7.8	17.8
Marketing and related costs	2.9	(0.4)
Other expense	4.6	1.0

Total net increase	$27.9	$41.8

We expect that sales and marketing expenses will increase in 2008 due to an expected increase in commissions on higher forecasted sales of our services, the expected increase in hiring of sales and marketing personnel and additional expected increases in other marketing costs such as advertising.

General and Administrative. General and administrative expenses consist primarily of the following components:

•	payroll, stock-based compensation and other related costs, including expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	depreciation of property and equipment we use internally;

•	fees for professional services;

•	rent and other facility-related expenditures for leased properties;

•	the provision for doubtful accounts;

•	insurance costs; and

•	non-income related taxes.

General and administrative expenses increased 34%, or $30.9 million, to $121.1 million for the year ended December 31, 2007 as compared to $90.2 million for the year ended December 31, 2006. General and administrative expenses increased 70%, or $37.2 million, to $90.2 million for the year ended December 31, 2006 as compared to $53.0 million for the year ended December 31, 2005. The increase in general and administrative expenses during both periods was primarily due to an increase in payroll and related costs as a result of headcount growth, as well as higher stock-based compensation expense. Additionally, facilities-related costs have increased due to office expansions, and we have incurred increased expenditures for professional services, particularly legal fees related to current litigation matters.

The following table quantifies the net increase in various components of our general and administrative expenses for the periods presented (in millions):

	Increase (Decrease) in General and Administrative Expenses
	2007 to 2006	2006 to 2005
Payroll and related costs	$7.8	$10.0
Stock-based compensation	3.5	15.6
Non-income taxes	(0.5)	3.7
Facilities-related costs	5.2	1.2
Depreciation and amortization	3.4	1.4
Provision for doubtful accounts	1.2	0.2
Legal fees	6.9	(0.1)
Consulting and advisory services	0.8	0.7
Other expenses	2.6	4.5

Total net increase	$30.9	$37.2

We expect general and administrative expenses to increase in 2008 due to increased payroll and related costs attributable to increased hiring, an increase in rent and facilities costs, and higher litigation-related expenses in connection with a trial that commenced in February 2008.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 35%, or $2.9 million, to $11.4 million for the year ended December 31, 2007 as compared to $8.5 million for the year ended December 31, 2006. Amortization of other intangible assets for the year ended December 31, 2006 increased by $3.4 million, or 66%, over amortization of other intangible assets in the year ended December 31, 2005 of $5.1 million. The increase in amortization of other intangible assets in 2007 as compared to 2006 was due to the amortization of intangible assets from the acquisitions of Netli in March 2007 and Nine Systems in December 2006. The increase in amortization of intangible assets in 2006 as compared to 2005 was due to the amortization of intangible assets from the acquisition of Speedera in June 2005. Based on our currently owned intangible assets, we expect amortization of other intangible assets to be approximately $13.4 million, $13.6 million, $12.9 million, $12.3 million and $11.5 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income increased 46%, or $8.1 million, to $25.8 million for the year ended December 31, 2007 as compared to $17.7 million for the year ended December 31, 2006. Interest income increased 315%, or $13.4 million, to $17.7 million for the year ended December 31, 2006 as compared to $4.3 million for the year ended December 31, 2005. The increase in 2007 as compared to 2006 was primarily due to an increase in our total invested marketable securities as a result of an increase in our cash from operations. The increase in interest income in 2006 as compared to 2005 was also due to an increase in our invested marketable securities in 2006 as compared to 2005, an increase in cash from operations, as well as the investment of the $202.1 million in net proceeds we received from our public equity offering of 12.0 million shares of our common stock in November 2005.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 3%, or $85,000, to $3.1 million for the year ended December 31, 2007 compared to $3.2 million for the year ended December 31, 2006. Interest expense decreased 41%, or $2.2 million, to $3.2 million for the year ended December 31, 2006 compared to $5.3 million for the year ended December 31, 2005. Based upon our outstanding indebtedness at December 31, 2007, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $3.1 million in 2008.

Other Income (Expense), net. Other income (expense), net primarily represents net foreign exchange gains and losses incurred during the periods presented, as well as gains and losses on legal settlements. Other income, net decreased 8%, or $43,000, to other income, net of $527,000 for the year ended December 31, 2007 as compared to other income, net of $570,000 for the year ended December 31, 2006. Other expense, net was $507,000 for the year ended December 31, 2005. Other income, net for the year ended December 31, 2007 consisted of $35,000 of foreign exchange gains and $492,000 of net gains on legal settlements. Other income, net of $570,000 for the year ended December 31, 2006 consisted of approximately $90,000 of foreign exchange gains and $480,000 of net gains on legal settlements. For the year ended December 31, 2005, other expense, net of $507,000 consisted of approximately $1.5 million of foreign exchange losses, offset by $1.0 million of net gains on legal settlements. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings and other events.

Gain (Loss) on Investments, net. During the year ended December 31, 2007, we recorded a net gain on investments of $24,000 on the sale of marketable securities. During the years ended December 31, 2006 and 2005, we recorded a net gain on investments of $261,000 and a net loss on investments of $27,000, respectively, from the sale of marketable securities. We do not expect significant gains or losses on investments in 2008.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the year ended December 31, 2005 was $1.4 million as a result of our redemption of $56.6 million in aggregate principal amount of our 5 1/2% convertible subordinated notes during 2005. This loss of $1.4 million consisted of $889,000 in premiums above par value paid to redeem such notes and $481,000 of deferred financing costs associated with redeeming such notes prior to their maturity.

Provision for (Benefit from) Income Taxes. For the year ended December 31, 2007, our effective tax rate of 40.0% was higher than the 35% statutory federal income tax rate applicable to corporations due primarily to state income taxes, the effect of non-deductible stock-based compensation, and an increase in our tax valuation allowance for capital loss carryforwards; partially offset by the benefit recorded for research and development tax credits. For the year ended December 31, 2006, our effective tax rate of 41.5% was higher than the 35% statutory federal income tax rate due primarily to state income taxes and the effect of non-deductible stock-based compensation, partially offset by the benefit recorded for research and development tax credits. For the year ended December 31, 2005, our effective tax rate was a benefit of 363.5% and was higher than the 35% statutory federal income tax rate due primarily to a tax benefit of $285.8 million recorded in connection with the release of substantially all of the valuation allowance recorded against net deferred tax assets.

Provision for income taxes increased by 64%, or $26.2 million, to $67.2 million for the year ended December 31, 2007 as compared to $41.1 million during the year ended December 31, 2006. Benefit from income taxes was $257.6 million for the year ended December 31, 2005. During 2005, in connection with the release of our deferred tax asset valuation allowance, we recorded an income tax benefit of $285.8 million which was offset by provisions for income taxes primarily related to our alternative minimum tax obligations and income earned in profitable foreign jurisdictions. As a result of the release of the deferred tax asset valuation allowance in 2005, we recorded a provision for income taxes of $41.1 million and $67.2 million in 2006 and 2007, respectively.

Based upon our cumulative history of earnings over a twelve-quarter period and an assessment of our expected future results of operations, during the third quarter of 2005, we determined that it had become more likely than not that we would be able to realize a substantial portion of our United States and foreign NOL carryforward tax assets prior to their expiration. As a result, during 2005, we released a total of $349.5 million of our United States and foreign deferred tax asset valuation allowance. Of such amount, $285.8 million was recorded as an income tax benefit in our statement of operations; $61.0 million was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on our balance sheet; and approximately $2.7 million was recorded as a reduction to acquired goodwill and intangible assets.

As of December 31, 2007, we had a total valuation allowance of $11.2 million. During the fourth quarter of 2007, we recorded a valuation allowance of $6.7 million against capital loss carryforwards that are expected to expire unused and also reversed an existing valuation allowance of $1.9 million related to certain state NOL carryforwards.

While we expect our consolidated annualized effective tax rate in 2008 to remain relatively consistent with 2007, this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with SFAS No. 123R or any potential tax planning strategies. Our effective tax rate could be materially different depending on the nature and timing of the disposition of incentive and other employee stock options. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

Because of the availability of the NOLs discussed above, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid with respect to income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized. In determining our net deferred tax assets and valuation allowances, annualized effective tax rates, and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of these tax reserves reflects assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate tax liability or benefit from of these matters may be materially greater or less than the amount that we have estimated.

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

As of December 31, 2007, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. treasury and government agency securities, commercial paper, municipal debt securities, and municipal auction rate securities, totaled $633.5 million. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

We held approximately $280.0 million in municipal auction rate securities at December 31, 2007. These investments consisted solely of municipal debt securities; none of the auction rate securities in our portfolio are mortgage-backed. In mid-February 2008, many of our municipal auction rate securities experienced failed auctions. Of the $280.0 million of auction rate securities we held at December 31, 2007, approximately $145.5 million had experienced failed auctions through February 26, 2008. The continued uncertainty in the credit markets, which has caused our auction rate securities to fail, prevented us from liquidating certain of our holdings of auction rate securities. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

Net cash provided by operating activities increased $103.4 million to $235.4 million for the year ended December 31, 2007 compared to $132.0 million for the year ended December 31, 2006. Cash provided by operating activities increased $49.2 million to $132.0 million for the year ended December 31, 2006 compared to $82.8 million for the year ended December 31, 2005. We expect that cash provided by operating activities will continue to increase as a result of an expected increase in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries in connection with expected increases in headcount and higher commissions. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Net cash used in investing activities was $226.7 million for the year ended December 31, 2007, compared to $205.6 million for the year ended December 31, 2006. Cash provided by investing activities was $183.8 million for the year ended December 31, 2005. Cash used in investing activities for 2007 reflects net purchases of short- and long-term available-for-sale securities of $550.6 million and purchases of property and equipment of $100.5 million, including the capitalization of internal-use software development costs related to our current and future service offerings. Amounts attributable to these purchases and investments were offset, in part, by the proceeds from the sales and maturities of short- and long-term marketable securities of $415.8 million and $7.9 million of net cash acquired in our acquisitions of Netli in March 2007 and Red Swoosh in April 2007. Additionally, cash used in investing activities during 2007 included a decrease of $0.7 million in restricted investments previously held for security deposits. Cash used in investing activities for 2006 reflects net purchases of short- and long-term investments of $395.9 million and purchases of property and equipment of $69.3 million. In addition, approximately $5.1 million of cash, including transaction costs, was used to acquire Nine Systems in December 2006. These purchases and investments were offset by the proceeds from the sales and maturities of short- and long-term securities of $264.3 million and a decrease of $0.4 million in restricted investments previously held for security deposits. Cash used in investing activities for the year ended December 31, 2005 reflects purchases of property and equipment of $36.2 million and net purchases of short- and long-term marketable securities of $215.6 million primarily related to the cash received from our equity financing in November 2005. These investments were offset by sales and maturities of short- and long-term securities of $66.1 million, acquisition of $1.7 million in cash through the acquisition of Speedera and a decrease of $0.2 million in restricted investments previously held for security deposits. For 2008, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 16% of total revenues.

Cash provided by financing activities was $52.5 million for the year ended December 31, 2007, compared to $60.4 million for the year ended December 31, 2006. Cash provided by financing activities was $159.1 million for the year ended December 31, 2005. Cash provided by financing activities for the year ended December 31, 2007 included proceeds of $31.6 million from the issuance of common stock upon the exercise of stock options and the sale of shares under our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2007 also included $20.9 million related to excess tax benefits resulting from the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2006 included proceeds of $27.9 million from the issuance of common stock upon the exercise of stock options and the sale of shares under our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2006 also included $32.5 million related to excess tax benefits resulting from the exercise of stock options. Cash provided by financing activities in 2005 reflects net proceeds from our November 2005 equity offering of $202.1 million and proceeds from issuances of common stock under our equity compensation plans of $14.5 million, offset by payments made to redeem $56.6 million in principal amount of our outstanding 5 1/2% convertible subordinated notes and payments on capital lease obligations of $0.8 million.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenue, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure, including debt repurchases and issuances, stock option exercises, sales of equity investments and similar events.

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Cash, cash equivalents and marketable securities balance as of December 31, 2006, 2005 and 2004, respectively	$434.5	$314.1	$108.4

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	627.8	412.3	271.7
Payments to vendors	(322.1)	(201.0)	(135.1)
Payments for employee payroll	(179.6)	(134.6)	(90.4)
Debt repurchases	—	—	(58.1)
Debt interest and premium payments	(2.0)	(2.0)	(5.1)
Stock option exercises and employee stock purchase plan issuances	31.6	27.9	14.5
Equity offering proceeds	—	—	202.1
Cash acquired (used) in business acquisitions	8.8	(4.5)	3.9
Interest income	25.8	17.7	4.3
Other	8.7	4.6	(2.1)

Net increase	199.0	120.4	205.7

Cash, cash equivalents and marketable securities balance as of December 31, 2007, 2006 and 2005, respectively	$633.5	$434.5	$314.1

We believe, based on our present business plan, that our cash, cash equivalents and marketable securities and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may not, however, be able to sell equity or debt securities on terms we consider reasonable or at all. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities would also result in additional dilution to our existing stockholders. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of additional factors that could affect our liquidity.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2007, over the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
1% convertible senior notes	$199.9	$—	$—	$—	$199.9
Interest on convertible notes outstanding assuming no early redemption or repurchases	52.0	2.0	4.0	4.0	42.0
Real estate operating leases	152.3	12.8	27.8	25.7	86.0
Bandwidth and co-location agreements	47.2	38.2	9.0	—	—
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	14.3	14.3	—	—	—

Total contractual obligations	$466.2	$67.8	$40.8	$29.7	$327.9

In accordance with FIN No. 48, as of December 31, 2007, we had unrecognized tax benefits of $4.0 million, which included approximately $0.8 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2008. We are not, however, able to provide a reasonable reliable estimate of the timing of future payments relating to these obligations.

Letters of Credit

As of December 31, 2007, we had outstanding $8.6 million in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility leases. Approximately $3.6 million of these letters of credit are collateralized by restricted marketable securities, of which $3.1 million are classified as long-term marketable securities and $0.5 million are classified as short-term marketable securities on our consolidated balance sheet at December 31, 2007. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through May 2011. The remaining $5.0 million irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third party licensees of our technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any significant liabilities related to such indemnification obligations in our financial statements. See Note 11 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of these indemnification agreements.

The conversion features of our 1% convertible senior notes due December 15, 2033 are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholders’ equity. Therefore, these instruments meet the scope exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are accordingly not accounted for as derivatives for purposes of SFAS No. 133. See Note 12 to our consolidated financial statements included in this annual report on Form 10-K for more information.

Litigation

We are party to litigation which we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. See “Legal Proceedings” elsewhere in this annual report on Form 10-K for further discussion on litigation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. In February 2008, the FASB deferred the implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS 115,” or SFAS No. 159. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate and municipal obligations and certificates of deposit. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times and maximizing returns subject to our investment policy. Our investment portfolio at December 31, 2007 included minimal positions in two asset-backed securities that were acquired during 2005. We have received the return of the majority of the principal and do not expect to realize a loss on these positions.

We held approximately $280.0 million in municipal auction rate securities at December 31, 2007. Such investments consisted solely of municipal debt securities; none of the auction rate securities in our portfolio are mortgage-backed. Through February 26, 2008, approximately $145.5 million of the municipal auction rate securities we held had experienced failed auctions. The continued uncertainty in the credit markets, which caused our auction rate securities to fail, prevented us from liquidating certain of our holdings of auction rate securities. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operation.

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of December 31, 2007, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $199.9 million and $227.5 million, respectively.

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

AKAMAI TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 29, 2008

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$145,078	$80,595
Marketable securities (including restricted securities of $511 and $1,105 at December 31, 2007 and 2006, respectively)	401,091	189,246
Accounts receivable, net of reserves of $10,391 and $5,468 at December 31, 2007 and 2006, respectively	118,944	86,232
Prepaid expenses and other current assets	23,782	13,252
Deferred income tax assets	6,147	5,348

Total current assets	695,042	374,673
Property and equipment, net	134,546	86,623
Marketable securities (including restricted securities of $3,102 at December 31, 2007 and 2006)	87,339	164,613
Goodwill	361,637	239,580
Other intangible assets, net	87,500	58,683
Deferred income tax assets, net	285,463	319,504
Other assets	4,520	4,256

Total assets	$1,656,047	$1,247,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,540	$22,630
Accrued expenses and other current liabilities	56,233	58,083
Deferred revenue	12,995	6,731
Accrued restructuring	607	1,820

Total current liabilities	88,375	89,264
Deferred revenue	1,453	794
Other liabilities	7,812	3,181
1% convertible senior notes	199,855	200,000

Total liabilities	297,495	293,239

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:

Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding at December 31, 2007 and 2006	—	—

Common stock, $0.01 par value; 700,000,000 shares authorized; 166,212,638 shares issued and outstanding at December 31, 2007; 160,298,922 shares issued and outstanding at December 31, 2006	1,662	1,603
Additional paid-in capital	4,446,703	4,145,627
Accumulated other comprehensive income, net	3,053	1,296
Accumulated deficit	(3,092,866)	(3,193,833)

Total stockholders’ equity	1,358,552	954,693

Total liabilities and stockholders’ equity	$1,656,047	$1,247,932

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)

Revenues	$636,406	$428,672	$283,115

Cost and operating expenses:
Cost of revenues	167,444	94,100	55,655
Research and development	44,141	33,102	18,071
Sales and marketing	147,556	119,689	77,876
General and administrative	121,101	90,191	53,014
Amortization of other intangible assets	11,414	8,484	5,124
Restructuring benefit	(178)	—	—

Total cost and operating expenses	491,478	345,566	209,740

Income from operations	144,928	83,106	73,375
Interest income	25,815	17,703	4,263
Interest expense	(3,086)	(3,171)	(5,330)
Other income (expense), net	527	570	(507)
Gain (loss) on investments, net	24	261	(27)
Loss on early extinguishment of debt	(3)	—	(1,370)

Income before provision for (benefit from) income taxes	168,205	98,469	70,404
Provision for (benefit from) income taxes	67,238	41,068	(257,594)

Net income	$100,967	$57,401	$327,998

Net income per weighted average share:
Basic	$0.62	$0.37	$2.41
Diluted	$0.56	$0.34	$2.11
Shares used in per share calculations:
Basic	162,959	155,366	136,167
Diluted	185,094	176,767	156,944

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$100,967	$57,401	$327,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,895	40,585	24,153
Amortization of deferred financing costs	840	841	1,017
Stock-based compensation	66,555	49,556	3,849
Provision for (benefit from) deferred income taxes, net, including release of deferred tax asset valuation allowance in 2005	65,272	38,510	(258,669)
Provision for doubtful accounts	2,901	830	1,147
Excess tax benefit from stock-based compensation	(20,862)	(32,511)	—
Non-cash portion of loss on early extinguishment of debt	3	—	481
Non-cash portion of restructuring benefit	(178)	—	—
Foreign currency (gains) losses, net	(1,565)	(756)	814
Losses (gains) on investments and disposal of property and equipment, net	23	(228)	36
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(31,937)	(28,020)	(19,455)
Prepaid expenses and other current assets	(12,009)	(8,062)	1,483
Accounts payable, accrued expenses and other current liabilities	(12,965)	15,382	(1,032)
Deferred revenue	5,297	343	3,267
Accrued restructuring	(2,722)	(1,970)	(1,816)
Other non-current assets and liabilities	3,874	66	(475)

Net cash provided by operating activities	235,389	131,967	82,798

Cash flows from investing activities:
Cash of acquired businesses, net of cash paid (cash paid for acquisitions, net of cash acquired)	7,875	(5,127)	1,717
Purchases of property and equipment	(81,405)	(56,752)	(26,947)
Capitalization of internal-use software costs	(19,057)	(12,576)	(9,213)
Purchases of short- and long-term marketable securities	(550,614)	(395,871)	(215,633)
Proceeds from sales and maturities of short- and long-term marketable securities	415,771	264,308	66,099
Decrease in restricted investments held for security deposits	723	400	202

Net cash used in investing activities	(226,707)	(205,618)	(183,775)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	31,621	27,918	14,462
Excess tax benefits from stock-based compensation	20,862	32,511	—
Proceeds from equity offering, net of issuance costs	—	—	202,068
Payments on capital leases	(23)	—	(818)
Repurchase of 5 1/2% convertible subordinated notes	—	—	(56,614)

Net cash provided by financing activities	52,460	60,429	159,098

Effect of exchange rate changes on cash and cash equivalents	3,341	2,025	(1,647)

Net increase (decrease) in cash and cash equivalents	64,483	(11,197)	56,474
Cash and cash equivalents at beginning of year	80,595	91,792	35,318

Cash and cash equivalents at end of year	$145,078	$80,595	$91,792

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,005	$2,005	$5,704
Cash paid for income taxes	3,147	3,455	1,494
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$6,353	$4,262	$—
Acquisition of equipment through capital leases	—	—	586
Common stock and vested stock options issued in connection with acquisitions of businesses	171,957	152,560	130,510
Common stock issued upon conversion of 1% convertible senior notes	145	—	—
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(177)	—	—
Value of deferred compensation recorded for issuance of deferred stock units and restricted stock	—	—	930

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accu- mulated Other Compre- hensive Income	Accu- mulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount
Balance at December 31, 2004	126,771,799	$1,268	$3,451,578	$(937)	$1,392	$(3,579,232)	$(125,931)
Comprehensive income:
Net income						327,998	327,998	$327,998
Foreign currency translation adjustment					(855)		(855)	(855)
Change in market value of investments					(66)		(66)	(66)

Comprehensive income								$327,077

Issuance of common stock upon the exercise of stock options and vesting of deferred stock units	3,086,158	31	9,815				9,846
Issuance of common stock under employee stock purchase plan	475,776	5	4,611				4,616
Deferred compensation for the issuance of deferred stock units			930	(930)			—
Repurchase and cancellation of restricted stock due to employee terminations	(250)	—	(3)	3			—
Issuance of common stock for acquisition of a business	10,588,609	105	121,431				121,536
Stock options issued in acquisition of a business			18,239	(9,265)			8,974
Acceleration of employee stock option vesting				181			181
Issuance of common stock in equity offering, net of offering costs	12,000,000	120	201,948				202,068
Stock-based compensation from awards issued to non-employees for services rendered			257				257
Release of deferred tax asset valuation allowance			72,179				72,179
Amortization of deferred compensation				3,411			3,411

Balance at December 31, 2005	152,922,092	1,529	3,880,985	(7,537)	471	(3,251,234)	624,214
Comprehensive income:
Net income						57,401	57,401	$57,401
Foreign currency translation adjustment					756		756	756
Change in market value of investments					69		69	69

Comprehensive income								$58,226

Issuance of common stock upon the exercise of stock options and vesting of deferred stock units	4,182,931	42	21,383				21,425
Issuance of common stock under employee stock purchase plan	295,113	3	6,490				6,493
Stock-based compensation			53,338				53,338
Issuance of common stock for acquisition of a business	2,664,650	27	133,463				133,490
Stock options issued in acquisition of a business			19,070				19,070
Other	234,136	2	(2)				—
Reclassification of deferred compensation to additional paid-in capital upon adoption of SFAS No. 123R			(7,537)	7,537			—
Tax benefits from the exercise of stock options and vesting of restricted common stock			37,944				37,944
Stock-based compensation from awards issued to non-employees for services rendered			493				493

Balance at December 31, 2006	160,298,922	1,603	4,145,627	—	1,296	(3,193,833)	954,693

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accu- mulated Other Compre- hensive Income	Accu- mulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount
Balance at December 31, 2006	160,298,922	1,603	4,145,627	—	1,296	(3,193,833)	954,693
Comprehensive income:
Net income						100,967	100,967	$100,967
Foreign currency translation adjustment					1,343		1,343	1,343
Change in market value of investments					414		414	414

Comprehensive income								$102,724

Issuance of common stock upon the exercise of stock options and vesting of deferred stock units	2,803,496	28	21,930				21,958
Issuance of common stock under employee stock purchase plan	279,356	3	9,667				9,670
Stock-based compensation			72,770				72,770
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(3,525)	—	(177)				(177)
Issuance of common stock for acquisitions of businesses	2,825,010	28	157,808				157,836
Stock options issued in acquisitions of businesses			14,121				14,121
Issuance of common stock upon conversion of 1% convertible senior notes	9,379	—	145				145
Tax benefits from the exercise of stock options and vesting of restricted common stock			24,672				24,672
Stock-based compensation from awards issued to non-employees for services rendered			140				140

Balance at December 31, 2007	166,212,638	$1,662	$4,446,703	$—	$3,053	$(3,092,866)	$1,358,552

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:

Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises thousands of servers in hundreds of networks in approximately 70 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet.

The accompanying consolidated financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

2.	Summary of Significant Accounting Policies:

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these financial statements include, but are not limited to, those related to revenues, accounts receivable and related reserves, contingencies, useful lives and realizability of long-term assets and goodwill, capitalized software, income and other taxes, and the fair value of stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Revenue Recognition

The Company recognizes service revenues in accordance with the Securities and Exchange Commission’s (the “Commission”) Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Akamai primarily derives revenues from the sale of services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly or annual minimum. For these services, Akamai recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of Akamai services exceed the monthly or annual minimum, Akamai recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month and only recognizes any remaining committed amount for the applicable period in the last month thereof.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company typically charges its customers an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

When more than one element is contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate element. Fair value is generally determined based upon the price charged when the element is sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period to the extent that all services have begun to be provided at the outset of the period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the applicable service period provided that all services have begun to be provided at the outset of the period.

At the inception of a customer contract for service, the Company makes an assessment as to that customer’s ability to pay for the services provided. The Company bases its assessment on a combination of factors, including the successful completion of a credit check or financial review, its collection experience with the customer and other forms of payment assurance. Upon the completion of these steps, the Company recognizes revenue monthly in accordance with its revenue recognition policy. If the Company subsequently determines that collection from the customer is not reasonably assured, the Company records an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and ceases recognizing revenue for continued services provided until cash is received from the customer. Changes in the Company’s estimates and judgments about whether collection is reasonably assured would change the timing of revenue or amount of bad debt expense that the Company recognizes.

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

In limited instances (resulting in less than 1% of total revenue in each year reported), the Company also licenses software under perpetual and term license agreements. The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” As prescribed by this guidance, the Company applies the residual method of accounting. The residual method requires that the portion of the total arrangement fee attributable to undelivered elements, as indicated by vendor-specific objective evidence of fair value, is deferred and subsequently recognized when delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, so long as all other revenue recognition criteria of SOP 97-2 are met.

Akamai recognizes revenue from fixed-fee arrangements and software arrangements that require significant customization or modification using the percentage-of-completion method in accordance with Accounting

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and with the applicable guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company generally recognizes revenue under these arrangements based on the percentage of cost incurred to date compared to the estimated total cost to complete the project. In certain customer arrangements, the Company recognizes revenue based on the progress made toward achieving milestones under the contract. The impact of any change in estimate is recorded prospectively from the date of the change. At the outset of a fixed-fee arrangement, if the Company is not able to estimate the total cost to complete, nor able to measure progress towards the achievement of contract milestones, the Company accounts for the arrangement using the completed-contract method of accounting. Under this method, the Company recognizes revenue when the contract is complete and there are no remaining costs or deliverables. In the event that the estimated total cost on a fixed-fee contract indicates a loss, the Company will record the loss immediately.

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

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; prepayments made by customers for future periods; deferred installation and activation set-up fees; and amounts billed under extended payment terms.

Cost of Revenues

Cost of revenues consists primarily of fees paid to network providers for bandwidth and for housing servers in third-party network data centers, also known as co-location costs. Cost of revenues also includes network operation employee costs, network storage costs, cost of software licenses, depreciation of network equipment used to deliver the Company’s services, amortization of network-related internal-use software and costs for the production of live events. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from several months to two years. These contracts generally commit Akamai to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. In some circumstances, Internet service providers (“ISPs”) make available to Akamai rack space for the Company’s servers and access to their bandwidth at discounted or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Akamai server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of Akamai’s servers, nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant date fair value. The standard covers employee stock options, restricted stock, restricted stock units, deferred stock units and employee stock purchases related to the Company’s employee stock purchase plan. Previously, the Company elected to account for these share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and elected to only disclose the impact of expensing the fair value of stock options in the notes to its financial statements. The Company adopted SFAS No. 123R using the modified prospective transition method, which does not result in the restatement of results of prior periods. Accordingly, the results of operations for 2006 and subsequent periods are not comparable to the Company’s historical results of operations prior to 2006.

Under the modified prospective transition method, SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the adoption date of January 1, 2006. Additionally, compensation costs for the portion of awards granted prior to the adoption date for which the requisite service was not rendered as of the adoption date are recognized as the requisite service is rendered. Compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated in the prior period pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Changes to the grant-date fair value of equity awards granted before the effective date are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the adoption date using the attribution method that was used under SFAS No. 123, which was the straight-line method. The Company estimates an expected forfeiture rate which is factored into the determination of the Company’s quarterly expense. Deferred compensation related to those earlier awards was eliminated against additional paid-in capital in fiscal 2006. SFAS No. 123R also changes the reporting of tax-related amounts within the statement of cash flows. The excess amount of windfall tax benefits resulting from stock-based compensation is reported as financing inflows.

For stock options, the Company has selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. For stock options, restricted stock, restricted stock units and deferred stock units, the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature. For awards with a performance condition vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods.

Research and Development Costs

Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation and enhancement of the Company’s services and network. Costs incurred in the development of the Company’s services are expensed as incurred, except certain software development costs eligible for capitalization. Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s network operations, are capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include external consulting fees and payroll and payroll-related costs for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the asset commences when the software is complete and placed in service. The Company amortizes completed internal-use software to cost of revenues over an estimated life of two years. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

Concentrations of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. The fair value and the carrying amount of the Company’s 1% convertible senior notes were $227.5 million and $199.9 million, respectively, as of December 31, 2007. The fair value is based upon the trading price of the debt. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2007, its concentration of credit risk related to cash equivalents and marketable securities was not significant. (See Note 21 for further discussion of subsequent events related to certain investments held by the Company). Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2007, 2006 and 2005, no customer accounted for more than 10% of total revenues. As of December 31, 2007 and 2006, no customer had an account receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2007, its concentration of credit risk related to accounts receivable was not significant.

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

The Company currently has significant deferred tax assets consisting of net operating loss (“NOL”) carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will not be realized. During 2005, management determined it was more likely than not that substantially all of the deferred tax assets would be realized, and, accordingly released substantially all of its valuation allowance. This decision was based on the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12-quarter period and on the projections of expected future taxable income at that time.

In November 2005, the FASB issued FASB Staff Position SFAS 123R-3, “Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards.” The Company elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, the Company elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123R to determine the pool of windfall tax benefits upon adoption of SFAS 123R. The long-form method required the Company to

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for NOL carryforwards.

The Company has recorded certain tax reserves to address potential exposures involving its income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that the Company estimated.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $2.1 million, including accrued interest and penalties, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2007, the Company had unrecognized tax benefits of $4.0 million, including accrued interest and penalties (see Note 18).

Foreign Currency Translation

Akamai has determined that the functional currency of its foreign subsidiaries is each respective subsidiary’s local currency. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of other comprehensive income within stockholders’ equity. Gains and losses on inter-company transactions are recorded in other income (expense), net. For the years ended December 31, 2007, 2006 and 2005, the Company recorded foreign currency gain (loss) of approximately $35,000, $90,000 and ($1.5) million, respectively.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with remaining maturities of three months or less at the date of purchase. Cash equivalents are carried at amortized cost plus accrued interest, which approximates fair value. Total cash and cash equivalents were $633.5 million and $434.5 million at December 31, 2007 and 2006, respectively.

Short-term marketable securities consist of high quality corporate and government securities with remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term marketable securities consist of high quality corporate and government securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to use. As of December 31, 2007 and 2006, the Company had $3.6 million and $4.2 million, respectively, of restricted marketable securities generally representing security for irrevocable letters of credit related to facility leases.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies all debt securities and equity securities with readily determinable market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as marketable securities on the consolidated balance sheet and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss). Investments in securities of private companies are initially carried at cost. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

The fair value of the Company’s investments and marketable securities is generally determined from quoted market prices based upon transactions in active markets. The Company also has investments in auction rate securities that consist entirely of municipal debt securities, which are recorded in its financial statements at cost, which approximates fair market value (unless auction fails) due to their variable interest rates, which reset through an auction process typically every 28 days. This auction mechanism generally allows existing investors to continue to own their securities with a revised interest rate based on the auction or liquidate their holdings by selling these auction rate securities at par value. Because of these short intervals between interest reset dates, the Company monitors the auctions to ensure they are successful, which provides evidence that the recorded values of these investments approximate their fair values. To the extent an auction were to fail such that the securities were deemed to be not liquid, the Company would need to seek other alternatives to determine the fair value of these securities, which may not be based on quoted market transactions. In addition, due to the Company’s inability to quickly liquidate these investments, the Company may reclassify those investments with failed auctions as long-term assets in its consolidated balance sheet (see Note 21).

Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company periodically evaluates whether a decline in fair value below cost basis is other than temporary by considering available evidence regarding these investments including, among other factors; the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; and overall market conditions and trends. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in the Company’s portfolio, if, among other things, relevant information related to its investments and marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

Accounts Receivable and Related Reserves

The Company’s accounts receivable balance includes unbilled amounts that represent revenues recorded for customers that are typically billed monthly.

The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts and reserves for cash-basis customers. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The Company’s reserve for cash-basis customers increases as services are provided to customers where collection is no longer assured. Increases to the reserve for cash-basis customers are recorded as reductions of revenues. The reserve decreases and revenue is recognized when and if cash payments are received.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimates are used in determining these reserves and are based upon the Company’s review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where the Company no longer believes that the customer has the ability to pay for services provided. The Company performs on-going credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the creation of a cash-basis reserve until the Company receives consistent payments. The Company does not have any off-balance sheet credit exposure related to its customers.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment generally includes purchases of items with a per unit value greater than $1,000 and a useful life greater than one year. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.

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

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment test of goodwill as of December 31, 2007 and 2006. These tests did not result in an impairment to goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks, non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the economic value derived from the related intangible asset. Goodwill is carried at its historical cost.

Valuation of Other Long-Lived Assets

Long-lived assets are reviewed for impairment under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, a significant decrease in the Company’s market capitalization, facility closure or work-force reductions indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset.

Restructuring Charges

A restructuring liability related to employee terminations is recorded by the Company when a one-time benefit arrangement is communicated to an employee who is involuntarily terminated as part of a reorganization

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the amount of the termination benefit is known, provided that the employee is not required to render future services in order to receive the termination benefit.

The Company previously recorded real property-related restructuring expenses and liabilities when management approved and committed the Company to a plan to exit a facility lease, the plan specifically identified the actions to be taken and the actions were scheduled to begin soon after management approved the plan. Beginning in 2003, in accordance with SFAS No. 146, “Accounting for costs Associated with Exit or Disposal Activities,” the Company records restructuring liabilities, discounted at the appropriate rate, for facility leases only when the space is both vacated and all actions needed to make the space readily available for sublease have been completed. The Company records restructuring liabilities for estimated costs to terminate a facility lease before the end of its contractual term or for estimated costs that will continue to be incurred under the lease for its remaining term where there is no economic benefit to the Company, net of an estimate of sublease income.

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

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $0.5 million, $0.5 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. In February 2008, the FASB deferred implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No. 159 on its financial position and results of operations.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.

3.	Business Acquisitions:

In June 2005, December 2006, March 2007 and April 2007, the Company acquired Speedera Networks, Inc. (“Speedera”), Nine Systems Corporation (“Nine Systems”), Netli, Inc. (“Netli”) and Red Swoosh, Inc. (“Red Swoosh”), respectively. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

Red Swoosh

On April 12, 2007, the Company acquired all of the outstanding common and preferred stock of Red Swoosh, including vested stock options, in exchange for approximately 350,000 shares of Akamai common stock. The purchase of Red Swoosh was intended to augment Akamai’s distributed Internet presence by combining client-side file management and distribution software with the Company’s existing network of edge servers. The aggregate purchase price was $18.7 million, which consisted of $18.4 million in shares of Akamai common stock, $4,000 in fair value of Akamai stock options issued, and transaction costs of $0.2 million, which primarily consisted of fees for legal services. In accordance with the FASB’s Emerging Issues Task Force Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF No. 99-12”), the value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five-day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced.

The acquisition of Red Swoosh was accounted for using the purchase method of accounting. The results of operations of the acquired business since April 12, 2007, the date of acquisition, are included in the consolidated financial statements of the Company for the year ended December 31, 2007. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management. The purchase price allocation is preliminary pending the Company’s review of additional pre-acquisition contingent liabilities, which is expected to be completed during the first quarter of 2008. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce. In accordance with current accounting standards, goodwill associated with the Red Swoosh acquisition will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 9).

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the preliminary allocation of the purchase price for Red Swoosh:

(In thousands)
Total consideration:
Value of common stock issued	$18,449
Fair value of stock options issued	4
Transaction costs	237

Total purchase consideration	$18,690

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $2,677	$3,236
Long-term assets	14
Identifiable intangible assets	3,731
Deferred tax assets	1,355
Goodwill	13,188
Deferred tax liabilities	(1,458)
Other liabilities assumed	(1,376)

$18,690

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the estimated future demand for the acquired technology. The fair value of identifiable intangible assets was based upon both the cost avoidance and opportunity cost savings approaches. The rate used to discount the expected future net cash flows from the intangible assets to their present values was based upon a weighted average cost of capital of 20%, with a tax rate of 40%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales and cost savings related to the technology and assets acquired.

The Company has valued the acquired completed technologies at $3.7 million with a weighted average useful life of 4.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flow savings from such assets. None of the goodwill or identifiable intangible assets resulting from the Red Swoosh acquisition are deductible for income tax purposes.

Netli

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

The aggregate purchase price was $154.4 million, consisting of $139.4 million in shares of Akamai common stock, $14.1 million in fair value of Akamai stock options issued, and transaction costs of $0.8 million, which primarily consisted of fees for financial advisory and legal services. In accordance with EITF No. 99-12, the value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five-day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with an escrow agreement between Akamai and Netli, a certain number of the issued Akamai shares are held in escrow, the terms of which relate to the retention of specific Netli customers. As a result, approximately 0.3 million shares of Akamai common stock, having a value of $17.1 million, have been excluded from the aggregate purchase price, as it is not certain that such shares will be released from escrow and issued to Netli stockholders upon the expiration of the contingency period. As of December 31, 2007, these shares have been excluded from Akamai’s outstanding common stock and weighted average basic and diluted earnings per share calculations.

The fair value of the Company’s stock options issued to Netli employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life (years)	2.1
Risk-free interest rate	4.5%
Expected volatility	60.1%
Dividend yield	—

The acquisition of Netli was accounted for using the purchase method of accounting. The results of operations of the acquired business since March 13, 2007, the date of acquisition, are included in the consolidated financial statements of the Company for the year ended December 31, 2007. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to Netli customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, goodwill associated with Netli will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142 (see Note 9).

The following table presents the allocation of the purchase price for Netli:

(In thousands)
Total consideration:
Value of common stock issued	$139,387
Fair value of stock options issued	14,117
Transaction costs	847

Total purchase consideration	$154,351

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $6,160	$7,835
Fixed assets	1,989
Deferred tax assets	15,241
Identifiable intangible assets	36,500
Goodwill	111,913
Deferred tax liabilities	(13,302)
Other liabilities assumed, including deferred revenue of $1,037	(5,825)

$154,351

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

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

The customer relationships were valued using the discounted cash flow method of income approach. The key assumptions used in valuing the customer relationships were as follows: discount rate of 16%, tax rate of 40% and estimated average economic life of 11 years.

The relief-from-royalty method was used to value the completed technologies acquired from Netli. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the completed technologies are as follows: royalty rate of 15%, discount rate of 16%, tax rate of 40% and estimated average economic life of eight years.

The lost-profits method was used to value the non-compete agreements Akamai entered into with certain members of Netli’s management team. The lost-profits method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefits protected by clauses within an agreement. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without an agreement. The key assumptions used in valuing the non-compete agreements were as follows: discount rate of 16%, tax rate of 40% and estimated average economic life of three years.

The total weighted average amortization period for the intangible assets acquired from Netli is 5.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. None of the goodwill or identifiable intangible assets resulting from the Netli acquisition are deductible for income tax purposes.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Netli, the Company promptly commenced integration activities, which have resulted in recognizing approximately $0.8 million in liabilities for employee termination benefits. The Company expects to pay the liabilities associated with the employee termination benefits throughout the remainder of 2008.

Nine Systems

On December 13, 2006, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Nine Systems in exchange for approximately 2.7 million shares of Akamai common stock, approximately $4.5 million in cash and options to purchase approximately 400,000 shares of Akamai common stock. The purchase of Nine Systems was intended to increase the quantity and types of rich media management tools sold by the Company.

The aggregate purchase price, net of cash received, was approximately $157.5 million, which consisted of $133.3 million in shares of Akamai common stock, $19.1 million in fair value of Akamai’s stock options issued, $4.5 million in cash and $0.6 million of transaction costs, which primarily consisted of fees for financial advisory and legal services. The value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five-day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced.

The fair value of the Company’s stock options issued to Nine Systems employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life (years)	—
Risk-free interest rate	5.2%
Expected volatility	67.4%
Dividend yield	—

The acquisition was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Nine Systems customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, goodwill associated with Nine Systems will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142 (see Note 9).

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the allocation of the purchase price for Nine Systems:

(In thousands)
Total consideration:
Common stock issued	$133,313
Cash paid	4,462
Fair value of stock options	19,070
Transaction costs	634

Total purchase consideration	$157,479

Allocation of the purchase consideration:
Current assets	$4,553
Fixed assets	912
Deferred tax assets	5,732
Identifiable intangible assets	28,900
Goodwill	139,475
Deferred tax liabilities	(10,463)
Other liabilities assumed, including deferred revenue of $830	(11,630)

$157,479

The following were the identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

	Amount	Weighted Average Useful Life
	(In thousands)	(In years)
Completed technologies	$3,400	1.7
Customer relationships	25,000	4.5
Trademarks	500	2.1

Total	$28,900

In determining the purchase price allocation, the Company considered, among other factors, the Company’s intention to use the acquired assets and historical and estimated future demand for Nine Systems services. The fair value of intangible assets was based upon the income approach. The rate used to discount the net cash flows to their present values was based upon a weighted average cost of capital of 18%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital, and the risk associated with achieving forecasted sales related to the technology and assets acquired from Nine Systems.

The customer relationships were valued using the income approach. The key assumptions used in valuing the customer relationships were as follows: discount rate of 18%, tax rate of 40% and estimated average economic life of nine years.

The relief-from-royalty method was used to value the completed technologies acquired from Nine Systems. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the completed technologies were as follows: royalty rate of 10.5%, discount rate of 18%, tax rate of 40% and estimated average economic life of four years.

The relief-from-royalty method was used to value trademarks. The relief-from-royalty method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefit in the use of trademarks and domain names. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without the specific trademarks and domain names. The key assumptions used in valuing trademarks were as follows: royalty rate of 1%, discount rate of 18%, tax rate of 40% and estimated average economic life of five years.

The total weighted average amortization period for the intangible assets is 4.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefit of the intangible assets is being utilized, which in general reflects the cash flows generated from such assets. None of the goodwill or identifiable intangible assets are deductible for income tax purposes.

In connection with the acquisition of Nine Systems, the Company commenced integration activities, which resulted in recognizing approximately $0.6 million in liabilities for employee termination benefits, most of which was paid during 2007.

Speedera

On June 10, 2005, the Company acquired all of the outstanding common and preferred stock and vested and unvested stock options of Speedera in exchange for 10.6 million shares of Akamai common stock and stock options to purchase approximately 1.7 million shares of Akamai common stock. The Company acquired Speedera because Akamai believed it would enable the Company to better compete against larger managed services vendors and other content delivery providers by expanding its customer base and providing customers with a broader suite of services.

The aggregate purchase price was $142.2 million, which consisted of $121.5 million in shares of common stock, $18.2 million in fair value of Akamai stock options issued and transaction costs of $2.5 million, which primarily consisted of fees for financial advisory and legal services. The value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five-day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced. The acquisition was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management. The purchase price allocation resulted in the recording of $94.9 million of goodwill; $43.2 million of identifiable intangible assets (consisting primarily of customer relationships with a value of $40.9 million, which are being amortized over a period of eight years); $10.6 million of current assets, including cash of $3.9 million; and current liabilities of $19.8 million, among other assets and liabilities recorded.

The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities of providing Akamai services to Speedera customers; a trained technical workforce in place in the United States and India; existing sales pipeline and trained sales force; and cost synergies expected to be realized. None of the goodwill or identifiable intangible assets resulting from the Speedera acquisition are deductible for income tax purposes.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following data reflects the unaudited pro forma results of operations of the Company for the years ended December 31, 2005 assuming that the Speedera acquisition had occurred on January 1, 2005: Revenues: $302.2 million; Net income: $326.0 million; Net income per share — basic: $2.23; Net income per share — diluted: $1.97.

4.	Net Income per Share:

Basic net income per weighted average share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per weighted average share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of stock options, deferred stock units, restricted stock units and convertible notes.

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$100,967	$57,401	$327,998

Add back of interest expense on 1% convertible senior notes	2,840	2,841	2,841

Numerator for diluted net income	$103,807	$60,242	$330,839

Denominator:
Denominator for basic net income per common share	162,959	155,366	136,167
Effect of dilutive securities:
Stock options	7,354	7,704	7,691
Effect of escrow contingencies	1,051	—	—
Restricted stock units and deferred stock units	798	752	141
Assumed conversion of 1% convertible senior notes	12,932	12,945	12,945

Denominator for diluted net income per common share	185,094	176,767	156,944

Basic net income per common share	$0.62	$0.37	$2.41
Diluted net income per common share	$0.56	$0.34	$2.11

Outstanding options to acquire an aggregate of 1.4 million, 0.5 million and 4.4 million shares of common stock as of December 31, 2007, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, 3.5 million and 2.3 million shares issuable in respect of outstanding restricted stock units were excluded from the computation of diluted net income per share for the years ended December 31, 2007 and 2006 because the performance conditions had not been met as of those dates.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Accumulated Other Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on investment securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive income is reported as a component of stockholders’ equity and consisted of the following (in thousands):

	December 31,
	2007	2006
Net unrealized gain (loss) on investments	$17	$(397)
Foreign currency translation adjustments	3,036	1,693

Accumulated other comprehensive income	$3,053	$1,296

6.	Marketable Securities and Investments:

The following is a summary of marketable securities held at December 31, 2007 (in thousands). Fair value was determined based upon quoted market prices for the applicable security.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Certificates of deposit	$835	$—	$—	$835
Commercial paper	47,669	27	(9)	47,687
U.S. government agency obligations	119,961	305	(423)	119,843
U.S. corporate debt securities	37,998	106	(1)	38,103
Municipal obligations	281,950	12	—	281,962

	$488,413	$450	$(433)	$488,430

The following is a summary of marketable securities held at December 31, 2006 (in thousands). Fair value was determined based upon quoted market prices for the applicable security.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Certificates of deposit	$1,377	$—	$—	$1,377
Commercial paper	100,302	15	(168)	100,149
U.S. government agency obligations	106,153	19	(151)	106,021
U.S. corporate debt securities	52,410	63	(161)	52,312
Municipal obligations	94,000	—	—	94,000

	$354,242	$97	$(480)	$353,859

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2007 are temporary. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and the Company’s ability to hold the investments to maturity.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale securities by contractual maturity were as follows (in thousands):

	December 31,
	2007	2006
Due in one year or less	$124,243	$98,348
Due after 1 year through 5 years	84,237	161,511
Due after 5 years	279,950	94,000

	$488,430	$353,859

The Company’s auction rate securities with contractual lives of greater than one year are included in short-term marketable securities due to their reset through an auction process every 28 days. As of December 31, 2007, $3.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.1 million are classified as long-term marketable securities and $0.5 million are classified as short-term marketable securities on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through May 2011.

For the years ended December 31, 2007 and 2006, the Company recorded net gains on investments of $24,000 and $261,000, respectively, on sales of marketable securities. For the year ended December 31, 2005, the Company recorded net losses on investments of $27,000 on sales of marketable securities.

7.	Accounts Receivable:

Net accounts receivable consisted of the following (in thousands):

	December 31,
	2007	2006
Trade accounts receivable	$113,357	$75,771
Unbilled accounts	15,978	15,929

Gross accounts receivable	129,335	91,700

Allowance for doubtful accounts	(6,878)	(3,228)
Reserve for cash basis customers	(3,513)	(2,240)

Total accounts receivable reserves	(10,391)	(5,468)

Accounts receivable, net	$118,944	$86,232

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property and Equipment:

Property and equipment consisted of the following (dollars in thousands):

	December 31,		Estimated Useful Lives in Years
	2007	2006
Computer and networking equipment	$264,949	$208,237	3
Purchased software	24,776	29,412	3
Furniture and fixtures	6,265	4,960	5
Office equipment	3,870	3,697	3

Leasehold improvements	11,344	7,243	5-7
Internal-use software	73,622	48,211	2

	384,826	301,760
Accumulated depreciation and amortization	(250,280)	(215,137)

	$134,546	$86,623

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2007, 2006 and 2005 were $60.5 million, $32.1 million and $19.1 million, respectively.

During the years ended December 31, 2007 and 2006, the Company wrote off $25.7 million and $17.0 million, respectively, of long-lived asset costs, with accumulated depreciation and amortization costs of $25.2 million and $16.3 million, respectively. These write-offs were primarily related to purchased software and computer and networking equipment that were no longer in use.

During the years ended December 31, 2007, 2006 and 2005, the Company capitalized $19.1 million, $12.6 million and $9.2 million, net of impairments, respectively, of external consulting fees and payroll and payroll-related costs for the development and enhancement of internal-use software applications. Additionally, during the years ended December 31, 2007 and 2006, the Company capitalized $6.4 million and $4.3 million, respectively, of equity-related non-cash compensation related to employees who developed and enhanced internal-use software applications. The internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services to customers.

The following table summarizes capitalized internal-use software costs (in thousands):

	December 31,
	2007	2006
Gross costs capitalized	$74,672	$49,204
Less: cumulative impairments	(1,050)	(993)

	73,622	48,211
Less: accumulated amortization	(38,390)	(26,723)

Net book value of capitalized internal-use software	$35,232	$21,488

9.	Goodwill and Other Intangible Assets:

The Company acquired goodwill and other intangible assets through business acquisitions during 2007, 2006, 2005 and 2000. The Company also acquired license rights from the Massachusetts Institute of Technology

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 1999. During the year ended December 31, 2007, the Company recorded goodwill of $125.1 million and acquired intangible assets of $40.2 million as a result of the acquisitions of Netli and Red Swoosh. During the year ended December 31, 2006, the Company recorded goodwill of $142.5 million and acquired intangible assets of $28.9 million as a result of the acquisition of Nine Systems.

During 2007, the Company made purchase accounting adjustments to reflect the net deferred tax assets recorded as a result of filing the final pre-acquisition income tax return for Nine Systems. Consequently, the Company increased its net deferred tax assets by $3.0 million and reduced goodwill by the same amount. During 2006, the Company made purchase accounting adjustments to reflect the net deferred tax assets recorded as a result of filing the final pre-acquisition income tax return for Speedera. Consequently, the Company increased its net deferred taxes by $1.5 million mainly due to an increase in the federal and state research and development credits, which resulted in a reduction of goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

In thousands
Ending balance, December 31, 2005	$98,519
Nine Systems acquisition	142,519
Tax assets recorded in connection with the 2005 Speedera acquisition	(1,458)

Ending balance, December 31, 2006	239,580
Netli acquisition	111,913
Red Swoosh acquisition	13,188
Tax assets recorded in connection with the 2006 Nine Systems acquisition	(3,044)

Ending balance, December 31, 2007	$361,637

The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of December 31, 2007 and 2006 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of December 31, 2007 and 2006. The fair value on December 31, 2007 and 2006 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment as of December 31, 2008.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$25,831	$(2,631)	$23,200
Customer relationships	84,400	(21,029)	63,371
Non-compete agreements	1,600	(1,108)	492
Trademarks	500	(109)	391
Acquired license rights	490	(444)	46

Total	$112,821	$(25,321)	$87,500

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$4,400	$(863)	$3,537
Customer relationships	65,900	(11,970)	53,930
Non-compete agreements	1,300	(674)	626
Trademarks	500	(5)	495
Acquired license rights	490	(395)	95

Total	$72,590	$(13,907)	$58,683

Aggregate expense related to amortization of other intangible assets was $11.4 million, $8.5 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Based on current circumstances, amortization expense is expected to be approximately $13.4 million, $13.6 million, $12.9 million, $12.3 million and $11.5 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 respectively.

10.	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Payroll and other related benefits	$27,381	$31,429
Bandwidth and co-location	12,968	9,628
Property, use and other taxes	10,182	13,636
Legal professional fees	1,781	1,100
Other	3,921	2,290

Total	$56,233	$58,083

11.	Commitments, Contingencies and Guarantees:

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. In October 2007, the Company entered into facility lease agreements with its landlord to expand its corporate headquarters in Cambridge, Massachusetts. As of June 1, 2009, the Company will be occupying an additional 110,000 square feet at its current location in Cambridge. These lease obligations have been included in the future lease commitment table below.

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2007 are as follows (in thousands):

Operating Leases
2008	$12,836
2009	12,649
2010	15,158
2011	13,495
2012	12,211
Thereafter	85,974

Total	$152,323

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $11.0 million, $6.6 million and $5.7 million, respectively.

As of December 31, 2007, the Company had outstanding letters of credit in the amount of $8.6 million related to certain of its real estate leases. Approximately $3.6 million of these letters of credit are collateralized by marketable securities that have been restricted as to use (see Note 6). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease. In the event that the landlord provided funding for lease improvements to leased facilities, the Company amortizes such amount as part of rent expense on a straight-line basis over the life of the lease.

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2008, 2009 and 2010, the minimum commitments were, as of December 31, 2007, approximately $38.2 million, $6.6 million and $2.4 million, respectively. As of December 31, 2007, the Company had an equipment purchase commitment of approximately $500,000, which expires in August 2008 in accordance with the terms of the applicable agreement. Additionally, as of December 31, 2007, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $14.3 million, which are expected to be paid in 2008.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. The Company believes that it has meritorious defenses to the claims made in the complaint, and it

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intends to contest the lawsuit vigorously. An adverse resolution of the action could have a material adverse effect on the Company’s financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

In addition, on or about October 3, 2007, a purported Akamai stockholder filed a complaint in the United States District Court for the Western District of Washington, against the underwriters involved in the Company’s 1999 initial public offering of its common stock, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. Management does not expect the results of this action to have a material adverse effect on the Company’s business, results of operation or financial condition.

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

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

As permitted under Delaware law, the Company’s Certificate of Incorporation provides that Akamai indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. In addition, the Company has acquired other companies that had similar director and officer indemnification provisions in their bylaws. The Company has generally become responsible for such indemnification obligations as a result of the acquisition. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and would enable the Company to recover a portion of certain future amounts paid. In the case of obligations assumed as a result of acquisitions, the Company may have the right to be indemnified by the selling stockholders of such acquired companies for director and officer indemnification expenses incurred by the Company for matters arising prior to the acquisition which would eliminate or mitigate the impact of any such obligations.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company acquired all of the stock of three companies in 2000, one company in each of 2005 and 2006, and two companies in 2007. As part of those acquisitions, the Company assumed the liability for undisclosed claims and losses previously incurred by such companies. Subject to applicable statutes of limitations, these obligations are generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make in connection with these obligations is unlimited. The Company may have the right to be indemnified by the selling stockholders of such acquired companies for losses and expenses incurred by the Company for matters arising prior to the acquisition, which would eliminate or mitigate the impact of any such obligations.

The Company leases space in certain buildings, including a corporate headquarters building, under operating leases. The Company has standard indemnification arrangements under such operating leases that require it to indemnify the landlord against losses, liabilities, and claims incurred in connection with the premises covered by the Company leases, its use of the premises, property damage or personal injury, and breach of the lease agreement, as well as occurrences arising from the Company’s negligence or willful misconduct. The Company also subleases certain space and agrees to indemnify the sublessee for losses caused by the Company’s employees on the premises. Subject to applicable statutes of limitation, the terms of these indemnification agreements are generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company licenses technology to certain third parties under license agreements that provide for Akamai to indemnify the third parties against claims of patent and copyright infringement. This indemnity does not apply in the event that the licensed technology has been modified by the third party or combined with other technology, hardware, or data that the Company has not approved. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Based upon the Company’s historical experience and information known as of December 31, 2007, the Company believes its liabilities related to the above guarantees and indemnifications are immaterial.

12.	Convertible Notes:

1% Convertible Senior Notes

In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes was $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). During 2007, the Company issued 9,379 shares of common stock in connection with the conversion of $145,000 in aggregate principal amount of its 1% convertible senior notes (at a conversion price of $15.45 per share). As of December 31, 2007, the carrying amount and fair value of the 1% convertible senior notes were $199.9 million and $227.5 million, respectively.

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

The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely,

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $0.8 million for each of the years ended December 31, 2007, 2006 and 2005. The Company records the amortization of deferred financing costs using the interest method as interest expense in the consolidated statement of operations.

5 1/2% Convertible Subordinated Notes

During the year ended December 31, 2005, the Company redeemed an aggregate of $56.6 million in principal amount of its remaining outstanding 5 1/2% convertible subordinated notes due 2007 (the “5 1/2% convertible subordinated notes”) for total cash payments of $58.1 million. The redemption price was $1,015.71 for each $1,000 in principal amount repurchased. The Company charged the outstanding deferred financing costs relating to these repurchased notes and premium paid of $0.5 million and $0.9 million, respectively, for the year ended December 31, 2005, to loss on early extinguishment of debt. For the year ended December 31, 2005, amortization of deferred financing costs related to these notes was approximately $0.2 million.

13.	Restructurings and Lease Terminations:

As of December 31, 2007, the Company had $607,000 of accrued restructuring liabilities. In connection with the Speedera, Nine Systems, Netli and Red Swoosh acquisitions, the Company’s management committed to plans to exit certain activities of these entities. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded, as part of the purchase price, liabilities of $0.5 million and $1.4 million related to workforce reductions during the years ended December 31, 2006 and 2007, respectively. These liabilities primarily consisted of employee severance and outplacement costs. The Company expects that these liabilities will be fully paid in 2008.

The following table summarizes the accrual and usage of the restructuring charges (in millions):

	Leases	Severance	Total
Ending balance, December 31, 2004	$3.6	$—	$3.6
Accrual recorded in purchase accounting	—	1.8	1.8
Cash payments	(1.3)	(0.5)	(1.8)

Ending balance, December 31, 2005	2.3	1.3	3.6
Accrual recorded in purchase accounting	—	0.5	0.5
Cash payments	(1.4)	(0.6)	(2.0)

Ending balance, December 31, 2006	0.9	1.2	2.1
Accrual recorded in purchase accounting	—	1.4	1.4
Restructuring benefit	(0.2)	—	(0.2)
Cash payments	(0.7)	(2.0)	(2.7)

Ending balance, December 31, 2007	$—	$0.6	$0.6

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Rights Plan and Series A Junior Participating Preferred Stock:

On September 10, 2002, the Board of Directors of the Company (the “Board of Directors”) declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2007. In January 2004, the Board of Directors of the Company approved an amendment to the rights plan in which the purchase price of each right issued under the plan increased from $9.00 per share to $65.00 per share.

15.	Stockholders’ Equity:

Common Stock

Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2007, the Company had reserved approximately 8.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (the “1999 ESPP”) and upon the exercise of options and vesting of deferred stock units and restricted stock units under its other stock incentive plans. Additionally, the Company had reserved approximately 12.9 million shares issuable upon conversion of its 1% senior convertible notes.

Equity Offering

In November 2005, the Company completed an equity offering of 12.0 million shares of its common stock at a price of $16.855 per share for proceeds of $202.1 million, net of offering expenses.

16.	Stock-Based Compensation:

Equity Plans

In 1998, the Company’s Board of Directors (the “Board of Directors”) adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards are granted at the discretion of the Board of Directors or a committee thereof. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer the authority to grant equity incentive awards to employees of the Company below the level of Vice President, subject to certain specified limitations. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock awards and other types of equity awards. In March 2006, the Board of Directors adopted the Akamai Technologies, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. The stockholders of the Company approved the adoption of the 2006 Plan in May 2006. The total number of shares of common stock issuable under the 1998 Plan, the 2001 Plan and the 2006 Plan is 48,255,600, 5,000,000 and 7,500,000 shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan.

Under the terms of the 1998 Plan and the 2006 Plan, the exercise price of incentive stock options may not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan, the 2001 Plan and the 2006 Plan may be less than the fair market value of the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting typically occurs over four years under all of the plans, and options are granted at the discretion of the Board of Directors. Under the 1998 Plan and 2001 Plan, the term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock. Under the 2006 Plan, the term of options granted may not exceed seven years.

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

In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3,100,000 shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1,500,000 shares, provided that the aggregate number of shares issued under the 1999 ESPP shall not exceed 20,000,000. In April 2005, the Company’s Board of Directors approved amendments to the 1999 ESPP as follows: the duration of the offering periods was decreased from 24 months to six months; the number of times a participant may elect to change his or her percentage during an offering period was changed from four times to two times; the definition of “compensation” was amended to clarify that it includes cash bonuses and other cash incentive programs; and a provision was added to clarify that upon termination of an offering period, each eligible participant will be automatically enrolled in the next offering period. These amendments became effective in June 2005. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2007, 2006 and 2005, the Company issued 279,356, 295,113 and 475,776 shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $34.62, $22.00 and $9.70, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in 2007, 2006 and 2005 were $9.7 million, $6.5 million and $4.6 million, respectively. As of December 31, 2007, approximately $860,000 had been withheld from employees for future purchases under the 1999 ESPP.

Impact of the Adoption of SFAS No. 123R

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of Akamai’s fiscal year 2006. Under the modified prospective transition method, stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 results from: shares issued under the 1999 ESPP during the offering period commencing on December 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; shares issued under the 1999 ESPP during the offering period commencing on each of June 1, 2006, December 1, 2006, June 1, 2007, and December 1, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R; stock options and deferred stock units granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and stock options, deferred stock units and restricted stock units granted after December 31, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated; accordingly, the results of operations for the years ended December 31, 2006 and 2007 and future periods are not be comparable to the Company’s historical results prior to 2006.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Akamai has selected the Black-Scholes option pricing model to determine the fair value of the Company’s stock option awards. The estimated fair value of Akamai’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Deferred compensation related to awards granted prior to January 1, 2006 has been included in additional paid-in capital on the balance sheet at December 31, 2006 and December 31, 2007; as of and prior to December 31, 2005, it was carried as a separate line item entitled “deferred compensation” in the stockholders’ equity portion of the balance sheet. SFAS No. 123R also changes the reporting of tax-related amounts within the statement of cash flows. The excess windfall tax benefits resulting from stock-based compensation has been reported as a separate line item in net cash provided by financing activities entitled “excess tax benefits from stock-based compensation” in the consolidated statement of cash flows.

The effect of recording stock-based compensation in accordance with SFAS No. 123R for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	For the Year Ended December 31,
	2007	2006
Stock-based compensation expense by type of award:
Stock options	$29,171	$24,572
Deferred stock units	925	1,976
Restricted stock units	38,958	25,410
Shares issued under the 1999 ESPP	3,854	1,903
Amounts capitalized as internal-use software	(6,353)	(4,293)

Total stock-based compensation before income taxes	66,555	49,568
Less: Income tax benefit	(20,380)	(16,011)

Total stock-based compensation, net of tax	$46,175	$33,557

Effect of stock-based compensation on income by line item:
Cost of revenues	$3,349	$1,960
Research and development expense	15,658	11,435
Sales and marketing expense	26,252	18,403
General and administrative expense	21,296	17,770
Provision for income taxes	(20,380)	(16,011)

Total cost related to stock-based compensation	$46,175	$33,557

The fair values of Akamai’s stock option awards granted during the years ended December 31, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2007	2006
Expected life (years)	4.0	3.9
Risk-free interest rate (%)	4.5	4.7
Expected volatility (%)	60.5	67.5
Dividend yield (%)	—	—

For the years ended December 31, 2007 and 2006, the weighted average fair value of Akamai’s stock option awards granted was $24.24 per share and $18.10 per share, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of Akamai’s ESPP awards granted during the years ended December 31, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2007	2006
Expected life (years)	0.5	1.1
Risk-free interest rate (%)	4.6	4.0
Expected volatility (%)	47.4	77.7
Dividend yield (%)	—	—

For the years ended December 31, 2007 and 2006, the weighted average fair value of Akamai’s ESPP awards granted was $6.24 per share and $7.39 per share, respectively.

Expected volatilities are based on the Company’s historical stock price volatility and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected life of options granted within the valuation model. The risk-free interest rate for periods commensurate with the expected life of the option is based on the United States Treasury yield rate in effect at the time of grant.

As of December 31, 2007, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and stock issued under ESPP was $100.7 million. This non-cash expense will be recognized through 2011 over a weighted average period of 1.3 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.

Prior to the Adoption of SFAS No. 123R

For periods prior to 2006, the Company elected to apply APB No. 25 and related interpretations in accounting for its stock-based compensation. The following is a reconciliation of pro forma net income per weighted average share calculated as if the Company had adopted the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005 from the Company’s reported net income per weighted average share (in thousands, except per share data):

For the Year Ended December 31, 2005
Net income, as reported	$327,998
Add: stock-based employee compensation costs, net of tax included in reported net income	3,219
Deduct: stock-based employee compensation costs, net of tax determined under fair value method for all awards	(31,288)

Incremental stock option expense per SFAS No. 123	(28,069)

Pro forma net income	$299,929

Net income per weighted average share, basic:
As reported	$2.41
Pro forma	$2.20

Net income per weighted average share, diluted:
As reported	$2.11
Pro forma	$1.93

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with APB No. 25, during the year ended December 31, 2005, the Company recorded the following stock-based compensation expense on the following income statement line items:

For the Year Ended December 31, 2005
Cost of revenues	$—
Research and development expenses	1,034
Sales and marketing expenses	636
General and administrative expenses	2,179

Total cost related to stock-based compensation	$3,849

The fair value of Akamai’s stock options issued prior to the adoption of SFAS No. 123R was estimated using the Black-Scholes option pricing model. This model requires the input of subjective assumptions, including expected stock price volatility and estimated life of each award.

The fair value of Akamai’s 1999 ESPP awards granted during the year ended December 31, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the Year Ended December 31, 2005
Expected life (years)	0.5-2.0
Risk-free interest rate (%)	2.1
Expected volatility (%)	103.2
Dividend yield (%)	—

For the year ended December 31, 2005, the weighted average fair value of Akamai’s ESPP awards granted was $5.12 per share.

The fair value of Akamai’s stock option awards granted during the year ended December 31, 2005 was estimated using the following weighted-average assumptions:

For the Year Ended December 31, 2005
Expected life (years)	5.0
Risk-free interest rate (%)	4.0
Volatility (%)	72.8
Dividend yield (%)	—

For the year ended December 31, 2005, the weighted average fair value of Akamai’s stock option awards granted was $8.86 per share.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The following tables summarize the stock option activity under all equity plans for the years ended December 31, 2007, 2006 and 2005 (in thousands, except exercise prices):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	14,126	$6.92
Granted (including those for business acquisitions)	6,345	10.67
Exercised	(3,029)	3.28
Forfeited and expired	(1,166)	12.23

Outstanding at December 31, 2005	16,276	8.65
Granted (including those for business acquisitions)	1,932	26.96
Exercised	(4,153)	5.18
Forfeited and expired	(808)	12.19

Outstanding at December 31, 2006	13,247	12.33
Granted (including those for business acquisitions)	1,629	36.97
Exercised	(2,493)	8.80
Forfeited and expired	(349)	26.17

Outstanding at December 31, 2007	12,034	15.83

Exercisable at December 31, 2007	7,962	10.03

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $91.7 million, $131.6 million and $35.9 million, respectively. The total fair value of options vested for the years ended December 31, 2007, 2006 and 2005 was $22.7 million, $20.3 million and $25.5 million, respectively. The aggregate fair values of stock options vested for the years ended December 31, 2007 and 2006 were calculated net of capitalized equity-related compensation of $6.4 million and $4.3 million, respectively. Cash proceeds from the exercise of stock options were $22.0 million, $21.4 million and $9.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Income tax benefits realized from the exercise of stock options during the years ended December 31, 2007, 2006 and 2005 were approximately $83.2 million, $103.3 million and $27.9 million, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock options that are outstanding and expected to vest and stock options exercisable at December 31, 2007:

	Options Outstanding and Expected to Vest				Options Exercisable
Range of Exercise Price ($)	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
0.01-0.90	843	4.6	$0.70	$28,580	800	4.5	$0.72	$27,117
0.96-1.65	1,225	4.7	1.38	40,707	1,225	4.7	1.38	40,702
2.27-4.08	452	4.8	3.26	14,180	440	4.8	3.29	13,744
4.10-5.44	1,702	5.2	4.82	50,672	1,604	5.1	4.85	47,737
5.49-6.35	49	4.2	5.68	1,423	49	4.2	5.68	1,423
8.55-12.81	717	6.7	11.82	16,326	490	6.4	11.68	11,224
12.85-14.86	3,870	6.8	14.29	78,618	2,290	6.5	14.22	46,662
15.22-22.47	661	5.4	17.22	11,488	497	4.6	16.55	8,976
22.97-32.55	894	7.9	27.54	6,309	338	7.9	27.00	2,569
35.05-55.16	1,070	7.8	46.15	—	141	6.9	43.16	—
55.90-93.94	373	6.5	59.39	—	86	4.7	69.94	—
197.50	2	0.7	197.50	—	2	0.7	197.50	—

	11,858	6.2	15.51	$248,303	7,962	5.6	10.03	$200,154

Expected forfeitures	176

Total options outstanding	12,034

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Akamai’s closing stock price of $34.60 on December 31, 2007, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares related to “in-the-money” options exercisable as of December 31, 2007 was approximately 7.7 million.

Deferred Stock Units

In May 2007, the Company granted an aggregate of 21,869 deferred stock units (“DSUs”) under the Company’s 1998 Plan to non-employee members of its Board of Directors and its Executive Chairman. During 2006 and 2005, the Company granted an aggregate of approximately 105,000 DSUs to non-employee members of its Board of Directors and to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date, with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter.

In September 2006, the Company’s Board of Directors adopted a policy (the “Policy”) with respect to the payment of compensation to a director in good standing upon such director’s departure from the Board. Pursuant to the Policy, upon a director’s departure from the Board, such director will receive a cash payment equal to the annual cash retainer payable to such director under the Company’s non-employee director compensation plan pro-rated through the date of departure and 100% of the unvested shares underlying the DSUs held by such director will accelerate at the time of departure and become exercisable in full. In addition, if a director has completed three years of Board service at the time of departure, 100% of the unvested options initially granted to such director upon joining the Board will accelerate at the time of departure and become fully exercisable.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the DSU activity for the years ended December 31, 2007, 2006 and 2005 (in thousands, except grant date fair values):

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	189	$6.43
Granted	71	13.13
Vested and distributed	(57)	13.93
Forfeited	(9)	13.84

Outstanding at December 31, 2005	194	9.34
Granted	34	31.15
Vested and distributed	(30)	40.63

Outstanding at December 31, 2006	198	12.55
Granted	22	42.30
Vested and distributed	(24)	18.87

Outstanding at December 31, 2007	196	15.03

The total fair value of DSUs that vested during the year ended December 31, 2007 was $0.9 million. The grant date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2007, 28,291 DSUs were unvested, with an aggregate intrinsic value of approximately $1.0 million and a weighted average remaining contractual life of approximately 1.1 years. These units are expected to vest through May 2009. All DSUs vest upon fulfilling service conditions or upon a director’s departure from the Board under the terms of the Policy. The total fair values of DSUs that vested during the years ended December 31, 2006 and 2005 were $1.2 million and $0.8 million, respectively. The grant date fair value is calculated based upon the Company’s closing stock price on the date of grant.

Restricted Stock Units

The following table summarizes the different types of restricted stock units (“RSUs”) granted by the Company (in thousands):

	For the Year Ended December 31,
	2007	2006
RSUs with service-based vesting conditions	588	834
Performance-based RSUs	1,409	2,412

Total	1,997	3,246

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in either three equal annual installments over the three-year period following the grant date so that all such RSUs are vested at the end of three years, or in quarterly installments of 6.25% so that all such RSUs are vested at the end of four years.

The Company also granted performance-based RSUs in 2007 and 2006 to certain employees. These performance-based RSUs will only vest if the Company exceeds specified cumulative revenue and earnings per

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share targets over a period of three consecutive fiscal years commencing with the year in which the RSU was granted. The maximum number of performance-based RSUs that may vest is equal to 300% of the number of non-performance-based RSUs granted on the same date; such maximum vesting would only occur if the Company meets or exceeds 110% of both its cumulative revenue and earnings per share targets for the three designated fiscal years. No performance-based RSUs will vest if the Company fails to exceed the applicable targets. If the Company’s cumulative revenue and/or earnings per share results for the applicable years is between 100% and 110% of the targets, the holder would receive between zero performance-based RSUs and the maximum deliverable amount set forth above. For the years ended December 31, 2007 and 2006, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative performance. Such compensation cost is being recognized ratably over three years for each series of grants, as these awards vest only in their entirety upon achievement of the specified targets. Management will continue to review the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the years ended December 31, 2007 and 2006 (in thousands, except grant date fair values):

	Units	Weighted Average Grant Date Fair Value
Granted	3,246	$25.45
Forfeited	(106)	25.54

Outstanding at December 31, 2006	3,140	25.44
Granted	1,997	52.67
Exercised	(286)	26.66
Forfeited	(256)	35.78

Outstanding at December 31, 2007	4,595	36.67

The grant date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2005, no RSUs were outstanding. As of December 31, 2006, 3.1 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $166.8 million and a weighted average remaining contractual life of approximately 2.1 years. As of December 31, 2007, 4.6 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $159.0 million and a weighted average remaining contractual life of approximately 1.5 years. These RSUs are expected to vest on various dates through April 2011.

17.	Employee Benefit Plan:

In January 1999, the Company established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. For 2007, 2006 and 2005, the Company made matching contributions of 1/2 of the first 2% of employee contributions in each year and then matched 1/4 of the next 4% of employee contributions. The maximum amount of the Company match is $1,000 per employee per year. The Company’s contributions vest 25% per annum. The Company contributed approximately $904,000, $627,000 and $467,000 of cash to the savings plan for the years ended December 31, 2007, 2006 and 2005, respectively. Effective January 1, 2008, the Company amended its matching contribution to 1/2 of the first 8% of employee contributions in each year, with the maximum amount of the Company match at $2,000 per employee per year.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Income Taxes:

The components of income before provision for (benefit from) income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Domestic	$156,219	$90,009	$64,216
Foreign	11,986	8,460	6,188

Income before provision for (benefit from) income taxes	$168,205	$98,469	$70,404

The provision for (benefit from) income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Current tax provision (benefit)
Federal	$—	$—	$—
State	292	203	132
Foreign	1,685	2,383	1,571
Deferred tax provision (benefit)
Federal	51,567	30,624	23,405
State	6,764	8,740	3,108
Foreign	1,640	(882)	9
Change in valuation allowance	5,290	—	(285,819)

	$67,238	$41,068	$(257,594)

The Company’s effective rate differed from the statutory rate as follows:

	For the Year Ended December 31,
	2007	2006	2005
United States federal income tax rate	35.0%	35.0%	35.0%
State taxes	4.4	4.5	4.7
Deferred compensation	2.7	5.8	1.2
United States federal and state research and development credits	(4.6)	(4.2)	(0.7)
Change in state tax rates	—	1.7	—
Foreign earnings	0.1	0.2	0.2
Other	(0.7)	(1.5)	(0.6)
Change in the deferred tax valuation allowance	3.1	—	(403.3)

	40.0%	41.5%	(363.5)%

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset and the related valuation allowance were as follows (in thousands):

	December 31,
	2007	2006
Net operating loss and credit carryforwards	$225,324	$275,934
Depreciation and amortization	77,893	55,583
Compensation costs	28,089	15,358
Restructuring	—	353
Other	17,738	16,294

Deferred tax assets	349,044	363,522
Acquired intangible assets not deductible	(34,418)	(22,257)
Internal-use software capitalized	(12,102)	(10,319)

Deferred tax liabilities	(46,520)	(32,576)

Valuation allowance	(11,158)	(6,338)

Net deferred tax asset and liabilities	$291,366	$324,608

Based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12-quarter period and an assessment of the Company’s expected future results of operations, during the third quarter of 2005, the Company determined that it had become more likely than not that it would be able to realize a substantial portion of its United States and foreign NOL carryforwards and other tax attributes prior to their expiration. As a result, during 2005, the Company released a total of $349.5 million of its United States and foreign deferred tax asset valuation allowance. Of the $349.5 million, $285.8 million was recorded as a discrete benefit for income taxes on the Company’s consolidated statement of operations; $61.0 million was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on the consolidated balance sheet; and approximately $2.7 million was recorded as a reduction to acquired goodwill and intangible assets.

As of December 31, 2007, the Company had United States federal NOL carryforwards of approximately $539.6 million and state NOL carryforwards of approximately $186.5 million, which expire at various dates through 2026. The Company also had foreign NOL carryforwards of approximately $4.5 million as of December 31, 2007. The majority of the foreign NOL carryforwards have no expiration dates. As of December 31, 2006, the Company had United States federal NOL carryforwards of $697.3 million, state NOL carryforwards of $291.4 million, and foreign NOL carryforwards of $7.3 million. As of December 31, 2007 and 2006, the Company had United States federal and state research and development tax credit carryforwards of $24.8 million and $16.0 million, respectively, which will expire at various dates through 2027. As of December 31, 2007 and 2006, the Company had foreign tax credit carryforwards of $5.2 million and $3.5 million, respectively, which expire at various dates through 2017.

As of December 31, 2007, the Company had a total valuation allowance of $11.2 million. During the fourth quarter of 2007, the Company recorded a valuation allowance of $6.7 million against capital loss carryforwards that it expects to expire unused and also reversed an existing valuation allowance of $1.9 million related to certain state NOL carryforwards.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company plans to reinvest indefinitely undistributed foreign earnings. As of December 31, 2007, the Company had approximately $4.1 million of undistributed foreign earnings.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $2.1 million, including accrued interest and penalties, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.

The following is a roll-forward of the Company’s unrecognized tax benefits:

For the Year Ended December 31, 2007
(In millions)
Unrecognized tax benefits — as of January 1, 2007	$1.5
Gross increases — tax positions in prior period	1.3
Gross decreases — tax positions in prior period	(0.6)
Gross increases — current-period tax positions	1.6
Lapse of statute of limitations	(0.6)

Unrecognized tax benefits — as of December 31, 2007	$3.2

As of the FIN 48 adoption date and December 31, 2007, the Company had approximately $2.1 million and $4.0 million, respectively, of unrecognized tax benefits, including $0.6 million and $0.8 million, respectively, of accrued interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. If recognized, all amounts of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate.

The Company’s foreign subsidiaries file income tax returns in various foreign jurisdictions. Certain of these foreign subsidiaries have unrecognized tax benefits related to transfer pricing policies that existed in prior years. The statute of limitations is expected to expire in these foreign jurisdictions in 2008, which would result in the recognition of approximately $0.7 million of benefit.

Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions due to net operating losses and the limited number of prior year audits by taxing jurisdictions.

19.	Segment Information:

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of December 31, 2007, Akamai operated in one industry segment: providing global services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market,

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131.

The Company deploys its servers into networks worldwide. As of December 31, 2007, the Company had approximately $107.9 million and $26.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2006, the Company had approximately $69.0 million and $17.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses through a sales force located both domestically and abroad. For the years ended December 31, 2007 and 2006, approximately 23% and 22%, respectively, of revenues was derived from the Company’s operations outside the United States, of which 17% and 18% of overall revenues, respectively, related to Europe. For the year ended December 31, 2005, approximately 21% of revenues were derived from the Company’s operations outside the United States, of which 16% of overall revenues related to Europe. Other than the United States, no single country accounted for 10% or more of the Company’s total revenues.

20.	Quarterly Financial Results (unaudited):

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2007 and 2006. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

	For the Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(In thousands, except per share data)
Revenues	$139,274	$152,654	$161,240	$183,238
Cost of revenues	$34,480	$39,759	$43,811	$49,394
Net income	$19,179	$21,646	$24,264	$35,878
Basic net income per share	$0.12	$0.13	$0.15	$0.22
Diluted net income per share	$0.11	$0.12	$0.13	$0.20
Basic weighted average common shares outstanding	161,569	164,798	165,474	164,768
Diluted weighted average common shares outstanding	183,157	185,601	185,106	185,294

	For the Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(In thousands, except per share data)
Revenues	$90,825	$100,649	$111,495	$125,703
Cost of revenues	$19,316	$21,195	$24,984	$28,605
Net income	$11,495	$11,264	$14,019	$20,623
Basic net income per share	$0.07	$0.07	$0.09	$0.13
Diluted net income per share	$0.07	$0.07	$0.08	$0.12
Basic weighted average common shares outstanding	153,819	154,702	155,739	157,206
Diluted weighted average common shares outstanding	173,811	175,612	177,063	179,064

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Subsequent Event

In February 2008, many of the municipal auction rate securities held by the Company in its portfolio experienced failed auctions. The continued uncertainty in the credit markets, which has caused auction rate securities held by the Company to fail, prevented the Company from liquidating certain of its holdings of auction rate securities. At December 31, 2007, approximately $280.0 million of the Company’s marketable securities were municipal auction rate securities. Of this amount, as of February 26, 2008, approximately $145.5 million represents investments in marketable securities that had failed auctions subsequent to December 31, 2007. In the event that the Company needs to access its investments in these auction rate securities, the Company will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature, or there is a default requiring immediate payment from the issuer. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to adjust the carrying value of these investments through an impairment charge, which could be material. In addition, due to the Company’s inability to quickly liquidate these investments, the Company may reclassify those investments with failed auctions as long-term assets in its consolidated balance sheet based on their contractual maturity dates.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information contemplated by Items 401, 405 and 406 of Regulation S-K will be contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the captions “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein.

Our executive officers and directors and their positions as of February 29, 2008, are as follows:

Name	Position

Paul Sagan	President, Chief Executive Officer and Director

George H. Conrades	Executive Chairman of the Board of Directors

F. Thomson Leighton	Chief Scientist and Director

Melanie Haratunian	Senior Vice President and General Counsel

Robert W. Hughes	Executive Vice President, Global Sales, Services and Marketing

J. Donald Sherman	Chief Financial Officer

Martin M. Coyne II	Director

Ronald L. Graham	Director

Jill A. Greenthal	Director

David W. Kenny	Director

Peter J. Kight	Director

Geoffrey Moore	Director

Frederic V. Salerno	Director

Naomi O. Seligman	Director

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our Board of Directors. The text of our amended code of ethics is available on our website at www.akamai.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2007. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the sections captioned “Attendance and Voting

Matters,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2008 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are included in this annual report on Form 10-K.

1.	Financial Statements (see Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2.	The schedule listed below and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	S-1

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

February 29, 2008	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL SAGAN Paul Sagan	President and Chief Executive Officer and Director (Principal executive officer)	February 29, 2008

/s/ J. DONALD SHERMAN J. Donald Sherman	Chief Financial Officer (Principal financial and accounting officer)	February 29, 2008

/s/ GEORGE CONRADES George Conrades	Director	February 29, 2008

/s/ MARTIN M. COYNE II Martin M. Coyne II	Director	February 29, 2008

/s/ RONALD L. GRAHAM Ronald L. Graham	Director	February 29, 2008

/s/ JILL GREENTHAL Jill Greenthal	Director	February 29, 2008

/s/ DAVID KENNY David Kenny	Director	February 29, 2008

/s/ PETER KIGHT Peter Kight	Director	February 29, 2008

/s/ F. THOMSON LEIGHTON F. Thomson Leighton	Director	February 29, 2008

/s/ GEOFFREY MOORE Geoffrey Moore	Director	February 29, 2008

/s/ FREDERIC V. SALERNO Frederic V. Salerno	Director	February 29, 2008

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	February 29, 2008

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charged to operations	Other		Deductions	Balance at end of period
Year ended December 31, 2005:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$3,303	2,094	1,040	[2]	(1,622)	$4,815
Deferred tax asset valuation allowance	$366,434	(285,819)	(73,754)[1]		—	$6,861

Year ended December 31, 2006:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,815	3,019	115	[2]	(2,481)	$5,468
Deferred tax asset valuation allowance	$6,861	—	4,439	[1]	(4,962)	$6,338

Year ended December 31, 2007:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$5,468	6,434	337	[2]	(1,848)	$10,391
Deferred tax asset valuation allowance	$6,338	5,290	75	[1]	(545)	$11,158

[1]	Amounts related to items with no income statement effect such as the impact of stock options, acquired intangible assets and acquired net operating losses.
[2]	Amount represents receivable allowances with no income statement effect recognized in connection with a business combination.

S-1

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant

3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

4.1(B)	Specimen common stock certificate

4.2(D)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

4.3(E)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

4.4(F)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent

4.5(G)	Agreement and Plan of Merger, dated as of November 17, 2006, among Akamai, Nantucket Acquisition Corp., Nine Systems Corporation and the Stockholders identified therein

4.6(H)	Agreement and Plan of Merger dated as of February 2, 2007 among the Registrant, Lode Star Acquisition Corp., Netli, Inc. and the Principal Stockholders and Non-Competition Parties named therein

4.7(I)	Registration Rights Agreement dated as of April 12, 2007, by and among the Registrant and the individuals and entities identified therein

10.1(J)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.2(K)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(L)	2001 Stock Incentive Plan of the Registrant

10.4(M)	2006 Stock Incentive Plan of the Registrant

10.5(N)	Speedera Networks, Inc. 1999 Stock Incentive Plan

10.6(O)	Nine Systems Corporation (formerly known as Streaming Media Corporation) 2002 Stock Option Plan

10.7(P)	Netli, Inc. Amended and Restated Stock Option Plan

10.8(P)	Netli, Inc. 2002 Equity Incentive Plan

10.9(B)@	Form of Restricted Stock Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.10(B)@	Form of Incentive Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.11(B)@	Form of Nonstatutory Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.12(Q)	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant

10.13(Q)	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant

10.14(R)@	Form of Deferred Stock Unit Agreement for Directors of the Registrant

10.15(S)@	Form of Restricted Stock Unit Agreement with Annual Vesting

10.16(S)@	Form of Restricted Stock Unit Agreement with Performance-Based Vesting

10.17(T)@†	Form of Restricted Stock Unit Agreement with Annual Performance-Based Vesting

10.18	Summary of the Registrant’s Compensatory Arrangements with Non-Employee Directors

10.19	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.20	Intentionally omitted.

10.21(U)	Form of Incentive Stock Option Agreement with Financial Performance-Related Vesting Provisions

10.22(V)	Sublease Agreement, dated as of May 3, 2002, by and between the Registrant and Novell, Inc., as amended by a First Amendment dated as of June 6, 2002

10.23(C)	Office Lease, dated June 30, 2000, between the Registrant and San Tomas Properties, LLC

10.24(C)	Agreement, dated November 6, 2002, between the Registrant and San Tomas Properties, LLC

10.25(W)	Amendment to Real Estate Lease, dated May 5, 2003, between the Registrant and San Tomas Properties, LLC

10.26	Four Cambridge Center Lease Agreement dated October 1, 2007

10.27	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.28(B)†	Patent and Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.29	Incentive Stock Option Agreement, dated February 8, 2008, by and between the Registrant and Robert W. Hughes

10.30(V)@	Incentive Stock Option Agreement, dated as of July 12, 2002, by and between the Registrant and George Conrades

10.31(X)@	Employment Offer Letter, dated as of August 21, 2003, between the Registrant and Melanie Haratunian

10.32(Y)@	Incentive Stock Option Agreement, dated as of September 19, 2002, by and between the Registrant and Paul Sagan

10.33(Z)@	Employment Offer Letter Agreement dated January 4, 2005 by and between the Registrant and Paul Sagan

10.34(AA)@	Amendment to Employment Agreement dated August 9, 2006 between the Registrant and Paul Sagan

10.35	Intentionally omitted.

10.36(Z)@	Incentive Stock Option Agreement dated February 14, 2005 between the Registrant and Paul Sagan

10.37(BB)@	Incentive Stock Option Agreement, dated May 15, 2003, between the Registrant and Chris Schoettle

10.38(L)@	Employment Offer Letter, dated as of February 15, 2001, between the Registrant and Chris Schoettle

10.39(CC)@	Employment Offer Letter Agreement dated October 14, 2005 between the Registrant and J. Donald Sherman

10.40(DD)@	Form of J. Donald Sherman Restricted Stock Unit Agreement

10.41@†	Form of 2008 Executive Bonus Plan

10.42(EE)@	Akamai Technologies, Inc. 2006 Executive Severance Pay Plan

10.43(EE)@	Form of Executive Change of Control and Severance Agreement

10.44(AA)	Akamai Technologies, Inc. Policy on Departing Director Compensation

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.
(B)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679), as amended, filed with the Securities and Exchange Commission on August 20, 1999.
(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.
(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.
(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.
(G)	Incorporated by reference to the Registrant’s Registrant Registration Statement on Form S-1 (File No. 333-139692) filed with the Commission on December 27, 2006.
(H)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-141608) filed with the Commission on March 27, 2007.
(I)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-142397) filed with the Commission on April 26, 2007.
(J)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.
(K)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.
(L)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.
(M)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2006.
(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.

(O)	Incorporated by reference to the Registrant’s Registrant Registration Statement on Form S-8 (File No. 333-139408) filed with the Commission on December 15, 2006.
(P)	Incorporated by reference to the Registrant’s Registrant Registration Statement on Form S-8 (File No. 333-141854) filed with the Commission on April 3, 2007.
(Q)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007.
(R)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2003.
(S)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2006.
(T)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 22, 2007.
(U)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005.
(V)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.
(W)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003.
(X)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004.
(Y)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(Z)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2005.
(AA)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2006.
(BB)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.
(CC)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2005.
(DD)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2006.
(EE)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.
@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.