Form 10-Q
period 2008-03-31
AKAMAI TECHNOLOGIES INC
filed 2008-05-12
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2008: 168,240,296 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$208,495	$145,078
Marketable securities (including restricted securities of $511 at each of March 31, 2008 and December 31, 2007)	113,771	401,091
Accounts receivable, net of reserves of $10,733 at March 31, 2008 and $10,391 at December 31, 2007	122,708	118,944
Prepaid expenses and other current assets	23,806	23,782
Deferred income tax assets	6,147	6,147

Total current assets	474,927	695,042
Property and equipment, net	145,962	134,546
Marketable securities (including restricted securities of $3,102 at each of March 31, 2008 and December 31, 2007)	364,828	87,339
Goodwill	361,645	361,637
Other intangible assets, net	83,910	87,500
Deferred income tax assets, net	262,378	285,463
Other assets	5,527	4,520

Total assets	$1,699,177	$1,656,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,153	$18,540
Accrued expenses and other current liabilities	51,485	56,233
Deferred revenue	14,686	12,995
Accrued restructuring	442	607

Total current liabilities	89,766	88,375
Other liabilities	9,472	7,812
Deferred revenue	2,465	1,453
1% convertible senior notes	199,855	199,855

Total liabilities	301,558	297,495

Commitments, contingencies and guarantees (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; none outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 167,060,840 and 166,212,638 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,671	1,662
Additional paid-in capital	4,463,170	4,446,703
Accumulated other comprehensive income (loss), net	(11,267)	3,053
Accumulated deficit	(3,055,955)	(3,092,866)

Total stockholders’ equity	1,397,619	1,358,552

Total liabilities and stockholders’ equity	$1,699,177	$1,656,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Revenues	$187,019	$139,274

Costs and operating expenses:
Cost of revenues	51,575	34,480
Research and development	9,304	10,604
Sales and marketing	35,944	36,749
General and administrative	33,266	27,478
Amortization of other intangible assets	3,590	2,812

Total costs and operating expenses	133,679	112,123

Income from operations	53,340	27,151
Interest income	8,041	5,504
Interest expense	(710)	(772)
Loss on early extinguishment of debt	—	(1)
Other income (expense), net	476	(204)
Gain on investments, net	208	—

Income before provision for income taxes	61,355	31,678
Provision for income taxes	24,444	12,499

Net income	$36,911	$19,179

Net income per weighted average share:
Basic	$0.22	$0.12
Diluted	$0.20	$0.11
Shares used in per share calculations:
Basic	165,959	161,569
Diluted	185,744	183,157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$36,911	$19,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,647	14,849
Stock-based compensation expense	11,251	16,830
Provision for deferred income taxes, net	23,217	11,701
Amortization of deferred financing costs	210	210
Provision for doubtful accounts	353	515
Non-cash portion of loss on early extinguishment of debt	—	1
Excess tax benefits from stock-based compensation	(3,277)	(11,355)
(Losses) gains on investments and loss on disposal of property and equipment, net	(271)	26
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,072)	659
Prepaid expenses and other current assets	(2,131)	(5,126)
Accounts payable, accrued expenses and other current liabilities	(928)	694
Deferred revenue	2,522	4,117
Accrued restructuring	(164)	(678)
Other non-current assets and liabilities	(259)	1,251

Net cash provided by operating activities	88,009	52,873

Cash flows from investing activities:
Purchases of property and equipment	(21,911)	(27,542)
Capitalization of internal-use software costs	(6,301)	(4,001)
Purchases of short- and long-term marketable securities	(160,182)	(53,279)
Proceeds from sales and maturities of short- and long-term marketable securities	154,466	51,669
Cash of acquired business	—	5,435
Proceeds from the sale of property and equipment	67	—

Net cash used in investing activities	(33,861)	(27,718)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	3,277	11,355
Proceeds from the issuance of common stock under stock option plans	4,509	6,692

Net cash provided by financing activities	7,786	18,047

Effects of exchange rate changes on cash and cash equivalents	1,483	448

Net increase in cash and cash equivalents	63,417	43,650
Cash and cash equivalents at beginning of period	145,078	80,595

Cash and cash equivalents at end of period	$208,495	$124,245

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	4,383	878
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$1,671	$1,384
Common stock and vested stock options issued in connection with acquisition of business	—	153,504
Common stock issued upon conversion of 1% convertible senior notes	—	40
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(952)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

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

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008.

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

2. Business Acquisition

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

The aggregate purchase price, determined as of the date of acquisition, was $154.4 million, which consisted of $139.4 million in shares of Akamai common stock, $14.1 million in fair value of assumed stock options and transaction costs of $0.8 million, which primarily consisted of fees for financial advisory and legal services. In accordance with EITF No. 99-12, the value of the common stock issued in the transaction was calculated using the average closing price of the Company’s common stock for the five-day period beginning two days before and ending two days after the date on which all material aspects of the transaction were agreed to by all parties and the acquisition was announced. In accordance with an escrow agreement between Akamai and Netli, a certain number of shares are held in escrow, the terms of which relate to the retention of specific customers. As a result, approximately 0.1 million shares of Akamai common stock have been excluded from the aggregate purchase price, as it is not certain that such shares will be released from escrow and issued to Netli stockholders upon the expiration of the contingency period. As of March 31, 2008, these shares have been excluded from Akamai’s outstanding common stock.

The acquisition of Netli was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to Netli customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, goodwill associated with Netli will not be amortized and will be tested for impairment at least annually as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” (See Note 10).

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

$154,351

The consolidated financial statements include the operating results of Netli from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company’s financial results.

3. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS No. 159 became effective on January 1, 2008. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS No. 159 did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.

4. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exchange price, representing the amount that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. In February 2008, the FASB issued Staff Position FAS No. 157-2, “Partial Deferral of the Effective Date of Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. Therefore, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets and liabilities. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Unrealized gains and unrealized temporary losses on investments classified as available for sale are included within accumulated other comprehensive loss (income). Upon realization, those amounts are reclassified from accumulated other comprehensive income to investment income or loss. Realized gains and losses and other than temporary impairments are reflected in the income statement in investment income or loss.

The following table summarizes the composition of the Company’s investments at March 31, 2008 and December 31, 2007 (in thousands):

As of March 31, 2008	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Classified on Balance Sheet
					Short-term	Long-term
					Marketable	Marketable
		Gains	Losses		Securities	Securities
Certificates of deposit	$835	$—	$—	$835	$835	$—
Commercial paper	57,849	85	(34)	57,900	57,900	—
U.S. corporate debt securities	100,222	672	(684)	100,210	51,512	48,698
U.S. government agency obligations	38,564	230	—	38,794	3,524	35,270
Auction rate securities	296,850	—	(15,990)	280,860	—	280,860

	$494,320	$987	$(16,708)	$478,599	$113,771	$364,828

As of December 31, 2007	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Classified on Balance Sheet
					Short-term	Long-term
					Marketable	Marketable
		Gains	Losses		Securities	Securities
Certificates of deposit	$835	$—	$—	$835	$835	$—
Commercial paper	47,669	27	(9)	47,687	47,687	—
U.S. corporate debt securities	119,961	305	(423)	119,843	66,190	53,653
U.S. government agency obligations	39,998	118	(1)	40,115	6,429	33,686
Auction rate securities	279,950	—	—	279,950	279,950	—

	$488,413	$450	$(433)	$488,430	$401,091	$87,339

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at March 31, 2008 (in thousands):

	Total Fair Value at March 31, 2008	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$160,111	$160,111	$—	$—
Certificates of deposit	835	835	—	—
Commercial paper	62,871	62,871	—	—
U.S. government agency obligations	38,794	38,794	—	—
U.S. corporate debt securities	100,210	100,210	—	—
Auction rate securities	280,860	—	—	280,860

	$643,681	$362,821	$—	$280,860

The following table reflects the activity for the Company’s major classes of assets measured at fair value using level 3 inputs (in thousands):

Auction Rate Securities
Balance as of December 31, 2007	$—
Transfers in from level 2	296,850
Unrealized losses included in accumulated other comprehensive loss	(15,990)

Balance as of March 31, 2008	$280,860

At March 31, 2008, the Company has grouped money market funds, certificates of deposit, commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a level 1 valuation because market prices are readily available. At March 31, 2008, the fair value of the Company’s assets grouped using a level 3 valuation consisted of auction rate securities (“ARSs”) that are AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. ARSs are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates.

Beginning in late February 2008, however, the auctions for ARSs then held by the Company were unsuccessful. As a result, the interest rates on ARSs reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARSs until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the credit worthiness of the issuer. The discounted cash flow analysis assumes a discount rate of 6.0% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of March 31, 2008, the Company recorded an unrealized loss of $16.0 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss within stockholders’ equity.

During the quarter ended March 31, 2008, the Company reclassified its ARSs from short-term marketable securities to long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the next twelve months.

In addition, as of March 31, 2008, $3.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent collateral for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases; $3.1 million of these securities are classified as long-term and $0.5 million are classified as short-term on the unaudited consolidated balance sheet as of March 31, 2008. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse at various times through May 2011.

5. Accounts Receivable

Net accounts receivable consists of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Trade accounts receivable	$124,097	$113,357
Unbilled accounts	9,344	15,978

Gross accounts receivable	133,441	129,335
Allowance for doubtful accounts	(6,920)	(6,878)
Reserve for cash-basis customers	(3,813)	(3,513)

Total accounts receivable reserves	(10,733)	(10,391)

Accounts receivable, net	$122,708	$118,944

The Company’s accounts receivable balance includes unbilled amounts that represent revenues recorded for customers that are typically billed monthly in arrears. The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts and reserves for cash-basis customers. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. The Company’s reserve for cash-basis customers increases as services are provided to customers where collection is no longer assured. Increases to the reserve for cash-basis customers are recorded as reductions of revenues. The reserve decreases and revenue is recognized when and if cash payments are received.

Estimates are used in determining these reserves and are based upon the Company’s review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where the Company no longer believes that the customer has the ability to pay for services previously provided. The Company also performs on-going credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the creation of a cash-basis reserve until the Company receives consistent payments. The Company does not have any off-balance sheet credit exposure related to its customers.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Payroll and other related benefits	$20,290	$27,381
Bandwidth and co-location	14,341	12,968
Property, use and other taxes	7,144	10,182
Legal professional fees	4,995	1,781
Other	4,715	3,921

Total	$51,485	$56,233

7. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, deferred stock units, restricted stock units and convertible notes.

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$36,911	$19,179
Adjustment for interest expense on assumed conversion of 1% convertible senior notes	710	710

Numerator for diluted net income	$37,621	$19,889

Denominator:
Denominator for basic net income per common share	165,959	161,569
Effect of dilutive securities:
Stock options	5,656	7,977
Effect of escrow contingencies	810	—
Restricted stock units and deferred stock units	392	668
Assumed conversion of 1% convertible senior notes	12,927	12,943

Denominator for diluted net income per common share	185,744	183,157

Basic net income per common share	$0.22	$0.12
Diluted net income per common share	$0.20	$0.11

Outstanding stock options to acquire an aggregate of 1.9 million and 0.5 million shares of common stock as of March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of such stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, approximately 4.4 million and 3.9 million shares issuable in respect of outstanding restricted stock units were excluded from the computation of diluted net income per share for the three months ended March 31, 2008 and 2007, respectively, because the performance conditions had not been met as of those dates.

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

8. Stockholders’ Equity

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Stock-based compensation expense by type of award:
Stock options	$6,172	$6,682
Restricted stock units	5,787	10,626
Shares issued under the Company’s Employee Stock Purchase Plan	963	906
Amounts capitalized as internal-use software	(1,671)	(1,384)

Total stock-based compensation before income taxes	11,251	16,830
Less: Income tax benefit	(3,417)	(5,236)

Total stock-based compensation, net of tax	$7,834	$11,594

Effect of stock-based compensation on income by line item:
Cost of revenues	$566	$739
Research and development expense	2,448	3,976
Sales and marketing expense	4,949	6,827
General and administrative expense	3,288	5,288
Provision for income taxes	(3,417)	(5,236)

Total stock-based compensation, net of tax	$7,834	$11,594

Akamai estimates the fair value of stock option awards using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected life of options granted within the valuation model. The risk-free interest rate for periods commensurate with the expected life of the option is based on the U.S. Treasury yield rate in effect at the time of grant. The fair values of each option grant were estimated using the following weighted-average assumptions for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
Expected life (years)	4.1	3.9
Risk-free interest rate (%)	2.5	4.7
Expected volatility (%)	51.6	60.6
Dividend yield (%)	—	—

For the three months ended March 31, 2008 and March 31, 2007, the weighted average fair value of Akamai’s stock option awards granted in those periods was $13.71 per share and $27.90 per share, respectively.

The fair values of awards granted under the Company’s Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2008 and 2007 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2008	2007
Expected life (years)	0.5	0.5
Risk-free interest rate (%)	3.3	5.1
Expected volatility (%)	50.0	50.0
Dividend yield (%)	—	—

For the three months ended March 31, 2008 and March 31, 2007, the weighted average fair value of ESPP awards granted in those periods was $5.48 per share and $7.22 per share, respectively.

As of March 31, 2008, the total pre-tax unrecognized compensation cost for outstanding stock options, restricted stock units and stock issued under the ESPP was $125.5 million. This non-cash expense is estimated to be recognized through 2012 over a weighted average period of 1.4 years. Nearly all of the Company’s employees have received grants through the Company’s equity compensation programs.

Stock Options

Options to purchase shares of the Company’s common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, the chief executive officer of the Company to whom such authority has been delegated. Options granted under the Company’s 1998 Stock Incentive Plan generally have a contractual life of ten years, while options granted under the Company’s 2006 Stock Incentive Plan have a contractual life of seven years. Options typically vest as to 25% of the shares one year from date of grant, with the remaining 75% of the shares vesting in twelve equal quarterly installments thereafter so that all options are vested in full at the end of four years. The exercise price of the option is the Company’s closing stock price on the effective date of grant.

The following tables summarize the stock option activity under all of the Company’s stock incentive plans during the three months ended March 31, 2008 and 2007 (in thousands, except exercise prices):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,034	$15.83
Granted	458	31.95
Exercised	(466)	9.01
Forfeited and expired	(28)	29.12

Outstanding at March 31, 2008	11,998	16.68

Exercisable at March 31, 2008	8,987	11.35

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	13,247	$12.33
Granted, including those for business acquisition	902	32.13
Exercised	(857)	7.81
Forfeited and expired	(33)	18.64

Outstanding at March 31, 2007	13,259	13.80

Exercisable at March 31, 2007	7,780	8.42

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $10.7 million and $39.3 million, respectively. The total fair value of options vested for the three months ended March 31, 2008 and 2007 was $4.5 million and $5.3 million, respectively. Cash proceeds from the exercise of stock options were $4.2 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively.

Deferred Stock Units

The Company has granted deferred stock units (“DSUs”) to non-employee members of its Board of Directors and to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period of at least one year but not more than ten years from the grant date. The DSUs typically vest with respect to 50% of the shares upon the first anniversary of grant date with the remaining 50% of the shares vesting in equal installments of 12.5% each quarter thereafter so that all DSUs are vested in full at the end of two years.

The following tables summarize the DSU activity for the three months ended March 31, 2008 and 2007 (in thousands, except grant date fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	196	$15.03
Vested and distributed	(1)	31.15

Outstanding at March 31, 2008	195	14.98

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	198	$12.55
Vested and distributed	(18)	17.22

Outstanding at March 31, 2007	180	12.01

The grant date fair value of each DSU is calculated based upon the Company’s closing stock price on the date of grant. There were no DSUs granted in the three months ended March 31, 2008 or March 31, 2007. As of March 31, 2008, DSUs representing 25,081 shares of common stock were unvested, with a weighted average intrinsic value of approximately $0.7 million and a weighted average remaining contractual life of approximately 1.0 years. These units are expected to vest through May 2009. All DSUs vest upon fulfilling service conditions or, under certain circumstances, upon a director’s departure from the Board.

Restricted Stock Units

The following table summarizes the different types of restricted stock units (“RSUs”) granted by the Company during the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended March 31,
	2008	2007
RSUs with service-based vesting conditions	1,319	483
Performance-based RSUs	898	1,409

Total	2,217	1,892

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. RSUs with service-based vesting provisions that were granted in 2006 and 2007 vest in either (i) three equal annual installments over the three-year period commencing on the grant date so that all such RSUs are vested in full at the end of three years or (ii) in quarterly installments of 6.25% following the grant date so that all such RSUs are vested in full at the end of four years. For RSUs with service-based vesting provisions that were granted in 2008, one third of the RSUs will vest at the first anniversary of the grant date and the remaining unvested RSUs will vest in quarterly installments of 8.375% thereafter so that all RSUs are vested in full at the end of three years.

During the first quarters of each of 2008, 2007 and 2006, the Company granted performance-based RSUs. These performance-based RSUs have a three-year cliff vest and will only vest to the extent that the Company exceeds specified cumulative revenue and earnings per share targets over a period of three consecutive fiscal years commencing with the year in which each RSU was granted. For RSUs granted in 2006 and 2007, the maximum number of performance-based RSUs that may vest is equal to 300% of the number of service-based RSUs granted on the same date; such maximum vesting would only occur if the Company meets or exceeds 110% of both its cumulative revenue and earnings per share targets for the three designated fiscal years. For the RSUs issued in 2006 and 2007, if the Company’s cumulative revenue and/or earnings per share results for the applicable years is between 100% and 110% of the targets, the number of performance-based RSUs that would vest would be equal to a number between zero and the maximum number described above. No performance-based RSUs will vest if the Company fails to exceed the applicable targets.

For RSUs granted in 2008, the maximum number of performance-based RSUs that may vest is equal to 50% of the number of the service-based RSUs granted on the same date; such maximum vesting would only occur if the Company meets or exceeds 105% of both its cumulative revenue and earnings per share targets for the three designated fiscal years. No performance-based RSUs will vest if the Company fails to exceed the applicable targets. If the Company’s cumulative revenue and/or earnings per share results for the applicable years is between 100% and 105% of the targets, the number of performance-based RSUs that would vest would be equal to a number between zero and the maximum number described above.

For the three months ended March 31, 2008 and 2007, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative revenue and earnings per share performance. Such compensation cost is being recognized over the three-year performance period for each series of grants. Management will continue to review the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity during the three months ended March 31, 2008 and 2007 (in thousands, except grant date fair values):

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	4,595	$36.67
Granted	2,217	32.05
Vested	(395)	35.56
Forfeited	(16)	38.38

Outstanding at March 31, 2008	6,401	35.23

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	3,140	$25.44
Granted	1,892	52.74
Vested	(263)	25.40
Forfeited	(52)	25.57

Outstanding at March 31, 2007	4,717	32.59

As of March 31, 2008, RSUs representing 6.4 million shares of common stock were outstanding and unvested, with an aggregate intrinsic value of $180.2 million and a weighted average remaining contractual life of approximately 1.8 years. These RSUs are expected to vest through April 2011.

9. Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net income	$36,911	$19,179
Other comprehensive income:
Foreign currency translation adjustments	1,418	235
Change in unrealized (loss) gain on investments, net	(15,738)	315

Other comprehensive (loss) income	(14,320)	550
Income tax benefit (expense) related to items of other comprehensive income	5,705	(217)

Comprehensive income	$28,296	$19,512

As of the periods presented, accumulated other comprehensive income, net consisted of (in thousands):

	As of March 31, 2008	As of December 31, 2007
Foreign currency translation adjustment	$4,454	$3,036
Net unrealized (loss) gain on investments	(15,721)	17

Total accumulated other comprehensive income, net	$(11,267)	$3,053

10. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions during 2000, 2005, 2006 and 2007. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. During the three months ended March 31, 2008, the Company did not acquire additional goodwill or intangible assets.

The Company reviews goodwill and other intangible assets for impairment annually on January 1 of each year or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of December 31, 2007 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of December 31, 2007. The fair value on December 31, 2007 exceeded the net assets of the reporting unit, including goodwill. The carrying value of goodwill will next be tested for impairment at December 31, 2008, unless events or changes in circumstances suggest a significant reduction in value prior thereto.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$25,831	$(3,286)	$22,545
Customer relationships	84,400	(23,798)	60,602
Non-compete agreements	1,600	(1,229)	371
Trademarks	500	(142)	358
Acquired license rights	490	(456)	34

Total	$112,821	$(28,911)	$83,910

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$25,831	$(2,631)	$23,200
Customer relationships	84,400	(21,029)	63,371
Non-compete agreements	1,600	(1,108)	492
Trademarks	500	(109)	391
Acquired license rights	490	(444)	46

Total	$112,821	$(25,321)	$87,500

Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2008 and 2007 was $3.6 million and $2.8 million, respectively. Aggregate expense related to amortization of other intangible assets is expected to be $9.8 million for the remainder of 2008, and $13.6 million, $12.9 million, $12.3 million and $11.5 million for fiscal years 2009, 2010, 2011, and 2012, respectively.

11. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing.

At March 31, 2008, the Company held $280.9 million in ARSs that have experienced failed auctions, which have prevented the Company from liquidating those investments. As a result, the Company has classified these investments as long-term assets in its consolidated balance sheet as of March 31, 2008. Based on its ability to access its cash and short-term investments and its expected cash flows, the Company does not anticipate the current lack of liquidity on these ARSs to have a material impact on its financial condition or results of operations during 2008. As of March 31, 2008, the Company recorded an unrealized loss of $16.0 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss on its consolidated balance sheet.

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of March 31, 2008 or as of December 31, 2007. The Company believes that, at March 31, 2008, concentration of credit risk related to accounts receivable was not significant.

12. 1% Convertible Senior Notes

During 2007, the Company issued 9,379 shares of common stock in connection with the conversion of $145,000 in aggregate principal amount of its 1% convertible senior notes due December 15, 2033. As of March 31, 2008, the carrying amount and fair value of the Company’s 1% convertible senior notes were $199.9 million and $193.2 million, respectively. The initial, and current, conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The conversion price is subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase all or a portion of such notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control of the Company, the holders may require Akamai to repurchase all or a portion of such 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued and unpaid interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of these notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $210,000 for each of the three-month periods ended March 31, 2008 and 2007. Using the effective interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

13. Segment Information

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is the Chief Executive Officer and the executive management team. As of March 31, 2008, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131.

The Company deploys its servers into networks worldwide. As of March 31, 2008, the Company had $116.7 million and $29.3 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2007, the Company had $107.9 million and $26.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services and licenses certain software through a direct sales force located both in the United States and certain foreign locations. For the three months ended March 31, 2008, approximately 25% of revenues were derived from the Company’s operations outside the United States, including 17% from Europe during the period. For the three months ended March 31, 2007, 22% of revenues were derived from the Company’s operations outside the United States, including 18% from Europe during the period. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For the three months ended March 31, 2008 and 2007, no customer accounted for more than 10% of total revenues.

14. Income Taxes

The Company’s effective income tax rate, including discrete items, was 39.8% and 39.5% for the three months ended March 31, 2008 and 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the three months ended March 31, 2008 and 2007, the effective income tax rate varied from the statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” and state tax expense.

15. Commitments, Contingencies and Guarantees

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of March 31, 2008, are as follows (in thousands):

Operating Leases
Remaining 2008	$9,791
2009	13,096
2010	15,561
2011	12,915
2012	11,440
Thereafter	80,152

Total	$142,955

Purchase Commitments

The Company has long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2008 and for the years ending December 31, 2009 and 2010, the minimum commitments pursuant to contracts in effect as of March 31, 2008 are approximately $39.5 million, $7.8 million and $2.3 million, respectively. As of March 31, 2008, the Company had an equipment purchase commitment of approximately $500,000. This purchase commitment expires in August 2008 in accordance with the terms of the applicable agreement. Additionally, as of March 31, 2008, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $14.1 million, which are expected to be paid over the next twelve months.

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

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the United States District Court for the Western District of Washington, against the underwriters involved in our 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholder, exceeded ten percent of our outstanding common stock from the date of our initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action, but has no liability for the asserted claims. We do not expect the results of this action to have a material adverse effect on our business, results of operations or financial condition.

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified guarantees in accordance with FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under SFAS No. 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s guarantees issued or modified during the three months ended March 31, 2008 was determined to be immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “if,” “continues,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise.

We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly, annual or multi-year level of usage and specify the rate at which the customer must pay for actual usage above the committed minimum. We believe that having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	27.6	24.8
Research and development expense	5.0	7.6
Sales and marketing expense	19.2	26.4
General and administrative expense	17.8	19.7
Amortization of other intangible assets	1.9	2.0

Total cost and operating expenses	71.5	80.5

Income from operations	28.5	19.5
Interest income	4.3	3.9
Interest expense	(0.4)	(0.6)
Other income (expense), net	0.3	(0.1)
Gain on investments, net	0.1	—

Income before provision for income taxes	32.8	22.7
Provision for income taxes	13.1	9.0

Net income	19.7%	13.7%

We were profitable for the fiscal year 2007 and for the three months ended March 31, 2008; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2007 and for the first quarter of 2008, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•

During the first quarter of 2008, unit prices offered to some new and existing customers declined. The decrease was attributable, in part, to volume discounts negotiated by customers with large revenue commitments to us. Additionally, increased competition from new entrants into the market that are willing to use low unit prices as a method of differentiation contributed to these price declines. If we continue to experience decreases in unit prices for new and existing customers, our revenues and/or operating profit percentage could decrease.

•

During the first quarter of 2008, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continue to invest in internal-use software development to improve the performance and efficiency of our network. However, due to increased traffic delivered over our network, our total bandwidth costs have increased during recent periods. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, but we anticipate continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations for the remainder of 2008.

•

During the first quarter of 2008, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to those in prior years if our customer base continues to grow.

•

During the first quarter of 2008, revenues derived from customers outside the United States accounted for 25% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 20% and 25% for each remaining quarter in 2008.

•

For the first quarter of 2008, our stock-based compensation expense was $11.3 million as compared to $16.8 million for the first quarter of 2007. The primary reason for the decrease in stock-based compensation expense for the three months ended March 31, 2008 was a change in management’s estimate for the expected vesting of performance-based restricted stock units issued in 2007. We expect that stock-based compensation expense will increase in the second quarter of 2008 and remain fairly consistent for the remaining quarters in 2008. As of March 31, 2008, our total unrecognized compensation costs for stock-based awards were $125.5 million, which we expect to recognize as expense over a weighted average period of 1.4 years through 2012.

•

Depreciation expense related to our network equipment increased during the first quarter of 2008 as compared to the first quarter of 2007. Due to expected future purchases of network equipment during the remainder of fiscal 2008, we believe that depreciation expense related to our network equipment will continue to increase, on a quarterly basis, during the remainder of 2008 and 2009, as compared to the first quarter of 2008. We expect to continue to enhance and add functionality to our service offerings and capitalize qualifying expenses attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase on a quarterly basis in 2008 compared to corresponding periods in 2007.

•

During the three months ended March 31, 2008, our effective income tax rate, including discrete items, was 39.8%. We expect our annual effective income tax rate to remain relatively constant on a quarterly basis during each remaining quarter in 2008. In addition, we do not expect to make significant cash tax payments due to the continued utilization of our deferred tax assets.

•

As of March 31, 2008, we recorded an unrealized loss in stockholders’ equity of $16.0 million related to the temporary impairment of our investments in auction rate securities, or ARSs. Based upon our cash, cash equivalents and marketable securities balance of $687.1 million and expected operating cash flows, we do not anticipate a lack of liquidity associated with our ARSs will adversely affect our ability to conduct business during fiscal 2008, and we believe we have the ability to hold these securities until a recovery of the auction process or until maturity.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly basis for the remainder of 2008; however, our future results will be affected by many factors, including those identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and including our ability to:

•	increase our revenue by adding customers through recurring revenue contracts and limiting customer cancellations, terminations or non-payment;

•	offset price declines with higher volumes of traffic delivered on our network;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues.

As a result, there is no assurance that we will achieve our expected financial objectives, including generating positive net income in any future period.

Overview

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim periods and Regulation S-X promulgated under the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, investments, goodwill and other intangible assets, capitalized internal-use software costs, tax reserves, loss contingencies and stock-based compensation costs. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they were made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2007 for further discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands the requirements for disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In February 2008, the FASB issued Staff Position FAS No. 157-2, “Partial Deferral of the Effective Date of Statement No. 157,” or FSP No. 157-2. FSP No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. We are currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

At March 31, 2008, we have grouped money market funds, certificates of deposit, commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a level 1 valuation because market prices are readily available. As of March 31, 2008, the fair value of our assets grouped using a level 3 valuation consisted of ARSs that are AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. ARSs are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process that typically occurs every 7 to 35 days. Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008, however, the auctions for ARSs then held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARSs until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by us considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the credit worthiness of the issuer. The discounted cash flow analysis assumes a discount rate of 6.0% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for successful auctions within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of March 31, 2008, we recorded an unrealized loss of $16.0 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss on our consolidated balance sheet. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of 3 years or 7 years and discount rate of 6.0%, the gross unrealized loss would have been $4.8 million or $27.6 million, respectively. If we had used a term of 5 years and discount rate of 5.5% or 6.5%, the gross unrealized loss would have been $10.2 million or $21.4 million, respectively.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 allows companies to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS No. 159 became effective on

January 1, 2008. We adopted SFAS No. 159 on January 1, 2008 and elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS No. 159 did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.

Results of Operations

Revenues. Revenues increased 34%, or $47.7 million, to $187.0 million for the three months ended March 31, 2008 as compared to $139.3 million for the three months ended March 31, 2007. The increase in revenues for the three months ended March 31, 2008, as compared to the same period in the prior year was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as an increase in traffic and additional services sold to new and existing customers, the latter leading to increases in the average revenue per customer during the period, partially offset by reduced unit prices offered to new and certain existing customers entering into new recurring revenue contracts. We believe that the continued growth in use of the Internet by businesses and consumers during the three months ended March 31, 2008 as compared to the same period in the prior year, particularly in the media and entertainment segment, is the principal factor driving increased purchases of our services. As of March 31, 2008, we had 2,672 customers under recurring revenue contracts as compared to 2,481 as of March 31, 2007.

For the three months ended March 31, 2008 and 2007, 25% and 22%, respectively, of our revenues were derived from our operations located outside of the United States, including 17% and 18%, respectively, derived from Europe during each of these periods. No single country outside of the United States accounted for 10% or more of revenues during these periods. For the three months ended March 31, 2008, resellers accounted for 16% of revenues, as compared to 20% of revenues for the three months ended March 31, 2007. For each of the three-month periods ended March 31, 2008 and 2007, no customer accounted for 10% or more of revenues.

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

Cost of revenues increased 50%, or $17.1 million, to $51.6 million for the three months ended March 31, 2008 as compared to $34.5 million for the three months ended March 31, 2007. These increases were primarily due to an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment as we continued to invest in our infrastructure.

Cost of revenues during each of the three months ended March 31, 2008 and 2007 also included credits received of approximately $0.5 million from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, is unpredictable.

Cost of revenues is comprised of the following (in millions):

	For the Three Months Ended March 31,
	2008	2007
Bandwidth, co-location and storage fees	$32.0	$21.7
Payroll and related costs of network operations personnel	2.7	1.7
Stock-based compensation	1.5	0.9
Depreciation and impairment of network equipment	12.6	8.3
Amortization of internal-use software	2.8	1.9

Total cost of revenues	$51.6	$34.5

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2008 and for the years ending December 31, 2009, and 2010, the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $39.5 million, $7.8 million, and $2.3 million, respectively.

We expect that cost of revenues will increase on a quarterly basis during the remainder of 2008. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for each remaining quarter in 2008, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with payroll and related costs, as compared to the quarter ended March 31, 2008, because we expect to continue to make investments in our network in view of our belief that our customer base will expand.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three months ended March 31, 2008, we capitalized software development costs of $6.3 million, net of impairments. During the three months ended March 31, 2007, we capitalized software development costs of $3.8 million, net of impairments. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three months ended March 31, 2008, we capitalized $1.7 million of stock-based compensation, as compared to $1.4 million during the three months ended March 31, 2007. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses decreased 12%, or $1.3 million, to $9.3 million for the three months ended March 31, 2008 as compared to $10.6 million for the three months ended March 31, 2007. The decrease in the first quarter of 2008 as compared to the same period in 2007 was due to an increase in capitalized salaries, as well as a decrease in the stock-based compensation expense. This decrease was partially offset by an increase in payroll and related costs resulting from an increase in headcount during the first quarter of 2008. The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2008 as compared to 2007
Payroll and related costs	$2.4
Stock-based compensation	(1.5)
Capitalized salaries and other expenses	(2.2)

Total net decrease	$(1.3)

We believe that research and development expenses will increase on a quarterly basis during the remainder of 2008 as compared to the first quarter of 2008, as we expect to continue to increase our hiring of development personnel in order to make investments in our core technology, develop new services and make refinements to our other service offerings.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses decreased 2%, or $0.8 million, to $35.9 million for the three months ended March 31, 2008 as compared to $36.7 million for the three months ended March 31, 2007. The decrease in sales and marketing expenses during the three months ended March 31, 2008 as compared to the same period in the prior year was primarily due to a decrease in stock-based compensation expense. However, this decrease was partially offset by an increase in payroll and related costs, particularly commissions for sales and marketing personnel, attributable to revenue growth during the first quarter of 2008. The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2008 as compared to 2007
Payroll and related costs	$0.2
Stock-based compensation	(1.9)
Marketing and related costs	0.7
Other expenses	0.2

Total net decrease	$(0.8)

We believe that sales and marketing expenses will increase on a quarterly basis during the remainder of 2008 as compared to the first quarter of 2008 due to an expected increase in commissions on higher forecasted sales, and an expected increase in hiring of sales and marketing personnel, with such increases partially offset by a reduction in other marketing costs such as advertising.

General and Administrative. General and administrative expenses consist primarily of the following components:

•	stock-based compensation expense and payroll and related expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	depreciation and amortization of property and equipment we use internally;

•	fees for professional services;

•	rent and other facility-related expenditures for leased properties;

•	the provision for doubtful accounts;

•	insurance costs; and

•	non-income related taxes.

General and administrative expenses increased 21%, or $5.8 million, to $33.3 million for the three months ended March 31, 2008, as compared to $27.5 million for the three months ended March 31, 2007. The increase in general and administrative expenses was primarily due to an increase in payroll and related costs as a result of headcount growth and increased expenditures on professional services, particularly legal fees related to current litigation matters, partially offset by a decrease in stock-based compensation expense. Additionally, facility and related costs have increased due to office expansions. The following table quantifies the change in various components of our general and administrative expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2008 as compared to 2007
Payroll and related costs	$1.6
Stock-based compensation	(2.0)
Depreciation and amortization	1.1
Facilities and related costs	1.3
Legal fees	2.7
Provision for doubtful accounts	(0.1)
Non-income related taxes	0.3
Consulting and advisory services	0.3
Other expenses	0.6

Total net increase	$5.8

During the remainder of 2008, we expect general and administrative expenses to increase on a quarterly basis as compared to the first quarter of 2008 due to anticipated higher payroll and related costs attributable to increased hiring and an increase in rent and facility costs, offset by an expected reduction in legal fees.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 28%, or $0.8 million, to $3.6 million for the three months ended March 31, 2008 as compared to $2.8 million for the three months ended March 31, 2007. The increase in amortization of other intangible assets was primarily due to a full quarter of the amortization of intangible assets from the acquisition of Netli, Inc., or Netli, in March 2007. Based on our currently owned intangible assets, we expect amortization of other intangible assets to be approximately $9.8 million for the remainder of 2008, and $13.6 million, $12.9 million, $12.3 million and $11.5 million for fiscal years 2009, 2010, 2011 and 2012, respectively.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income increased 46%, or $2.5 million, to $8.0 million for the three months ended March 31, 2008, as compared to $5.5 million for the three months ended March 31, 2007. The increase was primarily due to an increase in our total invested marketable securities period over period due to an increase in our cash from operations.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 8%, or $0.1 million, to $0.7 million for the three months ended March 31, 2008, as compared to $0.8 million for the three months ended March 31, 2007. Based on our outstanding indebtedness at March 31, 2008, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $2.7 million in the aggregate for the remainder of 2008.

Other Income (Expense), net. Other income (expense), net primarily represents net foreign exchange gains and losses incurred. Other income, net for the three months ended March 31, 2008 was $0.5 million as compared to other expense, net of $0.2 million for the three months ended March 31, 2007. These changes were due to exchange rate fluctuations. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates or other events.

Gain on Investments, net. During the three months ended March 31, 2008, we recorded a gain of $0.2 million from the sales of marketable securities. During the three months ended March 31, 2007, we did not record a gain or loss from the sales of marketable securities. We do not expect significant gains or losses on investments during the remainder of 2008.

Provision for Income Taxes. During the three months ended March 31, 2008 and 2007, our effective income tax rate, including discrete items, was 39.8% and 39.5%, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. Provision for income taxes increased 96%, or $11.9 million, to $24.4 million for the three months ended March 31, 2008 as compared to $12.5 million for the three months ended March 31, 2007. The increase in the first quarter of 2008 as compared to the same period in 2007 was mainly due to the growth in our pre-tax net income. For the three months ended March 31, 2008 and 2007, the effective income tax rate varied from the statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R) and state tax expense.

While we expect our annual effective income tax rate for the remainder of 2008 to remain relatively constant, this expectation does not take into consideration the effect of discrete items recorded as a result of SFAS No. 123(R), “Share-Based Payment” or the effect of the implementation of any potential tax planning strategies. The effective tax rate, including any discrete items, could be materially different depending on the nature and timing of the dispositions of incentive stock options and other stock-based awards held by employees.

Because of the availability of the net operating losses, or NOLs, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid in respect of income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized. In determining our net deferred tax assets and valuation allowances and annualized effective tax rates, management is required to make judgments and estimates about, among other things, domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, uncertain tax positions, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock and subordinated notes in 1998 and 1999, which notes were repaid in 1999;

•	an initial public offering of our common stock in October 1999, generating net proceeds of $217.6 million;

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

As of March 31, 2008, cash, cash equivalents and marketable securities totaled $687.1 million, of which $3.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash and marketable securities. See “Letters of Credit” below.

At December 31, 2007, we held approximately $280.0 million of ARS, which has been included in short-term marketable securities. Between January 1, 2008 and mid-February 2008, we purchased and sold ARSs in the active market for such instruments. Beginning in mid-February 2008, the auctions for all of the ARSs held by us, most of which are collateralized by federally guaranteed student loans, were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. In view of the lack of liquidity in the market following the auction failures, we have recorded a temporary impairment charge of $16.0 million through accumulated other comprehensive loss on our balance sheet related to the ARSs we hold, bringing the carrying value at March 31, 2008 to $280.9 million. Since we are unable to predict when liquidity will return to the ARS market, or whether issuers will call their securities, we classified all of our ARSs as long-term investments to match the contractual maturities of the underlying securities and the assumptions we used to estimate their fair value at March 31, 2008. Based upon our cash, cash equivalents and marketable securities balance of $687.1 million at March 31, 2008 and expected future operating cash flows, we do not anticipate a lack of liquidity associated with our ARSs to adversely affect our ability to conduct business in the near future, and we believe we have the ability to hold these securities until a recovery of the auction process or until maturity.

Net cash provided by operating activities was $88.0 million for the three months ended March 31, 2008, compared to $52.9 million for the three months ended March 31, 2007. The increase in cash provided by operating activities for the three months ended March 31, 2008 was primarily attributable to higher sales, as compared to the same period in 2007, partially offset by an increase in working capital requirements. We expect that cash provided by operating activities will continue to increase on a quarterly basis, as compared to the three months ended March 31, 2008, due to an expected upward trend in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays due to the growth in the business, such as salaries in connection with expected increases in headcount and higher commissions. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Net cash used in investing activities was $33.9 million for the three months ended March 31, 2008, compared to $27.7 million for the three months ended March 31, 2007. Cash used in investing activities for the three months ended March 31, 2008 reflected net purchases of short- and long-term available-for-sale securities of $160.2 million, purchases of property and equipment of $21.9 and $6.3 million related to the capitalization of internal-use software development costs in connection with our current and future service offerings. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term available-for-sale securities of $154.5 million and from sales of property and equipment of $67,000. Cash used in investing activities for the three months ended March 31, 2007 reflected net purchases of short- and long-term available-for-sale securities of $53.3 million, purchases of property and equipment of $27.5 million and $4.0 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments in the three months ended March 31, 2007 were offset, in part, by proceeds from sales and maturities of short- and long-term available for sale securities of $51.7 million and $5.4 million of net cash acquired through our acquisition of Netli in March 2007. For fiscal year 2008, we expect purchases of property and equipment and capitalization of internal-use software development costs, a component of cash used in investing activities, to be approximately 16% of fiscal 2008 revenues.

Cash provided by financing activities was $7.8 million for the three months ended March 31, 2008, as compared to $18.0 million for the three months ended March 31, 2007. Cash provided by financing activities during the three months ended March 31, 2008 consisted of $3.3 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $4.5 million from the issuance of common stock upon exercises of stock options under our stock option plans. Cash provided by financing activities for the three months ended March 31, 2007 consisted of $11.4 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $6.7 million received from exercises of stock options under our stock option plans.

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

The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Cash, cash equivalents and marketable securities balance as of December 31, 2007 and 2006, respectively	$633.5	$434.5

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	188.9	147.2
Payments to vendors	(80.6)	(67.7)
Payments for employee payroll	(51.5)	(53.2)
Stock option exercises	4.5	6.7
Cash acquired in business acquisitions	—	6.2
Unrealized loss on investments, net	(15.7)	—
Interest income	8.0	5.5
Other	—	0.8

Net increase	53.6	45.5

Cash, cash equivalents and marketable securities balance as of March 31, 2008 and 2007, respectively	$687.1	$480.0

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of March 31, 2008, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of March 31, 2008	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
1% convertible senior notes	$199.9	$—	$—	$—	$199.9
Interest on 1% convertible senior notes	52.0	2.0	4.0	4.0	42.0
Bandwidth and co-location agreements	49.6	39.5	10.1	—	—
Real estate operating leases	143.0	12.9	29.1	23.6	77.4
Vendor equipment purchase obligations	0.5	0.5	—	—	—
Open vendor purchase orders	14.1	14.1	—	—	—

Total	$459.1	$69.0	$43.2	$27.6	$319.3

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” as of March 31, 2008, we had unrecognized tax benefits of $4.5 million, which included approximately $0.9 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2008.

Letters of Credit

As of March 31, 2008, we had $8.6 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. Approximately $3.6 million of these letters of credit are collateralized by restricted marketable securities, of which $3.1 million are classified as long-term marketable securities and $0.5 million are classified as short-term marketable securities on the consolidated balance sheet at March 31, 2008. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2011. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to whom we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by the third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2008 was determined to be immaterial.

The conversion features of our 1% convertible senior notes due December 15, 2033 are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholders’ equity. Therefore, these instruments meet the scope exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and accordingly are not accounted for as derivatives.

As of March 31, 2008, we did not have any additional material off-balance sheet arrangements.

Litigation

We are party to litigation that we consider to be routine and incidental to our business. Management does not expect the results of any of these routine actions to have a material adverse effect on our business, results of operations or financial condition. See “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q and Note 15 to our unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-Q for further discussion on litigation.

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

At March 31, 2008, we held $280.9 million in ARSs that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term assets in our consolidated balance sheet as of March 31, 2008 and recorded an unrealized loss of $16.0 million related to the temporary impairment of the ARSs. This impairment has been included in accumulated other comprehensive loss on our consolidated balance sheet. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of 3 years or 7 years and discount rate of 6.0%, the gross unrealized loss would have been $4.8 million or $27.6 million, respectively. If we had used a term of 5 years and discount rate of 5.5% or 6.5%, the gross unrealized loss would have been $10.2 million or $21.4 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARSs to have a material impact on our financial condition or results of operations during 2008.

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of March 31, 2008, the carrying amount and fair value of the 1% convertible senior notes were $199.9 million and $193.2 million, respectively.

We have operations in Europe, Asia, Australia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign hedge contracts.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2007 for a discussion of legal proceedings. There were no material developments in such legal proceedings during the quarter ended March 31, 2008.

Item 1A.	Risk Factors

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

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

In recent quarters, we have lowered prices we charge certain of our customers for our content delivery services in order to remain competitive. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. In addition, our operating expenses have increased on an absolute basis in each of 2005, 2006 and 2007. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to our existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability at recent levels or at all.

We may not be able to continue to be profitable or maintain our current level of profitability on a quarterly or annual basis. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. Therefore, we will need to generate higher revenues to maintain profitability at recent levels or at all. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

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

We have continued to grow, diversify and evolve our business both in the United States and internationally. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in the recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

As we grow and diversify our business, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To effectively manage our technical support infrastructure, we will need to continue to upgrade and improve our data systems, billing systems and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems in a timely manner to accommodate our anticipated growth, our business may be adversely affected.

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

Any of these events may cause the price of our common stock to fall. In addition, the stock market in general, and the market prices for technology companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

A substantial portion of our marketable securities are invested in highly-rated auction rate securities. Failures in these auctions may affect our liquidity.

A substantial percentage of our marketable securities consist of highly-rated municipal ARSs. ARSs are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. During February 2008, the majority of ARSs in the marketplace, including certain ARSs that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARSs resetting to predetermined rates in accordance with the underlying loan agreement, which might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. In the future, should the ARSs we hold be subject to additional auction failures and/or we determine that the decline in value of ARSs is other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments. Furthermore, if one or more of the issuers of the ARSs held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material.

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

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is increasing competition for talented individuals in the geographical areas in which our primary offices are located. This affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees could delay the development and introduction of, and negatively impact our ability to sell, our services.

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

We have long-term debt. As of March 31, 2008, our total long-term debt was $199.9 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

Internet-related and other laws could adversely affect our business.

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. This could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. Tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes that would adversely affect our continued profitability. We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to reflect our total actual liability. Congress has been contemplating net neutrality legislation. The adoption of laws regulating the operation of the Internet could affect our business. As a government contractor, we are also subject to numerous laws and regulations. If we fail to comply with applicable requirements, then we could face penalties, contract terminations and damage to our reputation. We also may be required to devote substantial resources to the development and improvement of procedures to ensure compliance with applicable regulations.

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

We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See Note 15 to the financial statements included elsewhere in this quarterly report on Form 10-Q for more information. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

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

Akamai Technologies, Inc.

May 12, 2008	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

Exhibit 3.2	Amended and Restated By-Laws of the Registrant, as amended

Exhibit 3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

Exhibit 4.1(B)	Specimen common stock certificate

Exhibit 4.2(F)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

Exhibit 4.3(D)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A., as Rights Agent

Exhibit 4.4(E)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 10.45	Amendment dated March 31, 2008 to the Employment Letter Agreement between the Registrant and Paul Sagan

Exhibit 10.46	Amendment dated April 22, 2008 to the Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2000.
(B)	Intentionally omitted.
(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.
(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.
(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.