Form 10-Q
period 2008-09-30
AKAMAI TECHNOLOGIES INC
filed 2008-11-10
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 6, 2008: 169,127,125 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$142,022	$145,078
Marketable securities (including restricted securities of $3,460 at September 30, 2008 and $511 at December 31, 2007)	159,393	401,091
Accounts receivable, net of reserves of $9,016 at September 30, 2008 and $10,391 at December 31, 2007	126,934	118,944
Prepaid expenses and other current assets	28,644	23,782
Deferred income tax assets	6,147	6,147

Total current assets	463,140	695,042
Property and equipment, net	174,469	134,546
Marketable securities (including restricted securities of $153 at September 30, 2008 and $3,102 at December 31, 2007)	487,286	87,339
Goodwill	361,645	361,637
Other intangible assets, net	77,246	87,500
Deferred income tax assets, net	231,107	285,463
Other assets	5,964	4,520

Total assets	$1,800,857	$1,656,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,239	$18,540
Accrued expenses and other current liabilities	46,605	56,233
Deferred revenue	10,453	12,995
Accrued restructuring	59	607

Total current liabilities	83,356	88,375
Other liabilities	10,065	7,812
Deferred revenue	1,448	1,453
1% convertible senior notes	199,855	199,855

Total liabilities	294,724	297,495

Commitments, contingencies and guarantees (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; none outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 169,149,587 and 166,212,638 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,691	1,662
Additional paid-in capital	4,511,797	4,446,703
Accumulated other comprehensive (loss) income, net	(19,094)	3,053
Accumulated deficit	(2,988,261)	(3,092,866)

Total stockholders’ equity	1,506,133	1,358,552

Total liabilities and stockholders’ equity	$1,800,857	$1,656,047

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenues	$197,347	$161,240	$578,370	$453,168

Costs and operating expenses:
Cost of revenues	56,659	43,811	161,922	118,050
Research and development	9,943	11,408	28,766	33,675
Sales and marketing	42,027	36,671	119,159	111,159
General and administrative	33,776	30,744	100,845	88,001
Amortization of other intangible assets	3,173	2,835	10,254	8,579
Restructuring benefit	—	—	—	(178)

Total costs and operating expenses	145,578	125,469	420,946	359,286

Income from operations	51,769	35,771	157,424	93,882
Interest income	5,678	6,684	19,209	18,202
Interest expense	(684)	(771)	(2,104)	(2,314)
Loss on early extinguishment of debt	—	(2)	—	(3)
Other income (expense), net	154	1,273	(340)	497
Gain on investments, net	1	1	273	1

Income before provision for income taxes	56,918	42,956	174,462	110,265
Provision for income taxes	23,558	18,692	69,857	45,176

Net income	$33,360	$24,264	$104,605	$65,089

Net income per weighted average share:
Basic	$0.20	$0.15	$0.63	$0.40
Diluted	$0.18	$0.13	$0.56	$0.36
Shares used in per share calculations:
Basic	168,474	165,474	167,283	163,947
Diluted	187,769	185,106	188,175	185,212

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$104,605	$65,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,628	51,669
Stock-based compensation expense	42,370	50,947
Provision for deferred income taxes, net	66,386	41,678
Amortization of deferred financing costs	630	630
Provision for doubtful accounts	1,346	2,053
Non-cash portion of loss on early extinguishment of debt	—	3
Non-cash portion of restructuring benefit	—	(178)
Excess tax benefits from stock-based compensation	(11,033)	(18,311)
(Gains) losses on investments and loss on disposal of property and equipment, net	(287)	36
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,892)	(20,551)
Prepaid expenses and other current assets	(8,208)	(7,625)
Accounts payable, accrued expenses and other current liabilities	(1,033)	(4,128)
Deferred revenue	(2,333)	3,973
Accrued restructuring	(547)	(2,545)
Other non-current assets and liabilities	(611)	2,695

Net cash provided by operating activities	251,021	165,435

Cash flows from investing activities:
Purchases of property and equipment	(76,229)	(71,466)
Capitalization of internal-use software development costs	(18,721)	(13,095)
Purchases of short- and long-term marketable securities	(479,555)	(308,826)
Proceeds from sales of short- and long-term marketable securities	172,100	104,735
Proceeds from maturities of short- and long-term marketable securities	118,356	144,683
Cash of acquired businesses, net of cash paid	—	7,875
Proceeds from the sale of property and equipment	76	9
Decrease in restricted marketable securities held for security deposits	—	723

Net cash used in investing activities	(283,973)	(135,362)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	11,033	18,311
Payments on capital leases	—	(23)
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	19,802	22,586

Net cash provided by financing activities	30,835	40,874

Effects of exchange rate changes on cash and cash equivalents	(939)	1,262

Net (decrease) increase in cash and cash equivalents	(3,056)	72,209
Cash and cash equivalents at beginning of period	145,078	80,595

Cash and cash equivalents at end of period	$142,022	$152,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$999	$1,004
Cash paid for income taxes	10,018	2,077
Non-cash financing and investing activities:
Capitalization of stock-based compensation as internal-use software, net of impairments	$5,459	$4,362
Common stock and vested stock options issued in connection with acquisition of businesses	—	172,429
Common stock issued upon conversion of 1% convertible senior notes	—	145
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(2,452)	—

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 29, 2008.

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

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS No. 159 became effective on January 1, 2008. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS No. 159 did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired company, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The impact of SFAS No. 141R on the Company’s financial position and results of operations will be dependent upon the number and magnitude of the acquisitions that are consummated once SFAS No. 141R is effective.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; accordingly, the Company will adopt FSP 142-3 in fiscal year 2009. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other United States generally accepted accounting principles. The Company does not expect FSP 142-3 to have a material impact on its financial position or results of operations.

3. Investments and Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exchange price, representing the amount that would be received in an orderly transaction between market participants, upon the sale of an asset or a payment to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability. In February 2008, the FASB issued Staff Position FAS No. 157-2, “Partial Deferral of the Effective Date of Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis until fiscal years beginning after November 15, 2008. To date, therefore, the Company has adopted the provisions of SFAS No. 157 only with respect to financial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting SFAS No. 157 for non-financial assets and liabilities.

Valuation techniques used to measure fair value under SFAS No. 157 are required to maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level	1—Quoted prices in active markets for identical assets or liabilities.

Level	2—Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level	3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques.

The following table summarizes the composition of the Company’s investments at September 30, 2008 and December 31, 2007 (in thousands):

As of September 30, 2008	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Classified on Balance Sheet
					Short-term Marketable Securities	Long-term Marketable Securities

		Gains	Losses
Certificates of deposit	$614	$—	$—	$614	$511	$103
Commercial paper	55,133	—	(162)	54,971	54,971	—
U.S. corporate debt securities	213,341	334	(5,555)	208,120	54,130	153,990
U.S. government agency obligations	120,320	75	(391)	120,004	48,506	71,498
Auction rate securities	288,375	—	(25,405)	262,970	1,275	261,695

	$677,783	$409	$(31,513)	$646,679	$159,393	$487,286

As of December 31, 2007	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Classified on Balance Sheet
					Short-term Marketable Securities	Long-term Marketable Securities

		Gains	Losses
Certificates of deposit	$835	$—	$—	$835	$835	$—
Commercial paper	47,669	27	(9)	47,687	47,687	—
U.S. corporate debt securities	119,961	305	(423)	119,843	66,190	53,653
U.S. government agency obligations	39,998	118	(1)	40,115	6,429	33,686
Auction rate securities	279,950	—	—	279,950	279,950	—

	$488,413	$450	$(433)	$488,430	$401,091	$87,339

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

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2008 and December 31, 2007 are temporary. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and the Company’s ability to hold the investments to maturity.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at September 30, 2008 (in thousands):

	Total Fair Value at September 30, 2008	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$103,563	$103,563	$—	$—
Certificates of deposit	614	614	—	—
Commercial paper	57,511	57,511	—	—
U.S. government agency obligations	120,004	120,004	—	—
U.S. corporate debt securities	208,120	208,120	—	—
Auction rate securities	262,970	—	—	262,970

	$752,782	$489,812	$—	$262,970

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2008 (in thousands):

Auction Rate Securities
Balance as of December 31, 2007	$—
Transfers in from Level 2	296,850
Unrealized losses included in accumulated other comprehensive loss	(15,990)

Balance as of March 31, 2008	280,860
Sales of securities	(1,450)
Change in unrealized losses included in accumulated other comprehensive loss	(22)

Balance as of June 30, 2008	279,388
Sales of securities	(7,025)
Change in unrealized losses included in accumulated other comprehensive loss	(9,393)

Balance as of September 30, 2008	$262,970

As of September 30, 2008, the Company had grouped money market funds, certificates of deposit, commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 1 valuation because market prices are readily available in active markets. As of September 30, 2008, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of auction rate securities (“ARSs”) that are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. ARSs are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that are designed to occur every seven to 35 days.

Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended September 30, 2008, however, the auctions for ARSs then held by the Company were unsuccessful. As a result, the interest rates on ARSs reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARSs until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of September 30, 2008 assumes a weighted average discount rate of 6.3% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of September 30, 2008, the Company has recorded a pre-tax cumulative unrealized loss of $25.4 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss within stockholders’ equity on the unaudited consolidated balance sheet.

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

As of December 31, 2007, the Company held $280.0 million of ARSs and classified these as short-term investments. As of September 30, 2008, the Company classified most of its ARSs as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. As of September 30, 2008, the Company had classified $1.3 million of its ARSs as short-term marketable securities because the Company expects to sell these securities at par value during the fourth quarter of 2008.

In addition, as of September 30, 2008, $3.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent collateral for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases; $0.1 million of these securities are classified as long-term and $3.5 million are classified as short-term on the unaudited consolidated balance sheet as of September 30, 2008. The restrictions on these marketable securities lapse as the Company fulfills its obligations or as such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through May 2011.

4. Accounts Receivable

Net accounts receivable consists of the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
Trade accounts receivable	$120,463	$113,357
Unbilled accounts	15,487	15,978

Gross accounts receivable	135,950	129,335
Allowance for doubtful accounts	(5,474)	(6,878)
Reserve for cash-basis customers	(3,542)	(3,513)

Total accounts receivable reserves	(9,016)	(10,391)

Accounts receivable, net	$126,934	$118,944

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

For presentation on the balance sheet, the Company reduces customer accounts receivable balances by the amount of any deferred revenue recorded for such customer. The aggregate reductions as of September 30, 2008 and December 31, 2007 totaled $22.3 million and $18.8 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
Payroll and other related benefits	$24,904	$27,381
Bandwidth and co-location	13,147	12,968
Property, use and other taxes	3,607	10,182
Legal professional fees	2,026	1,781
Other	2,921	3,921

Total	$46,605	$56,233

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

The following table sets forth the components used in the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$33,360	$24,264	$104,605	$65,089
Adjustment for interest expense on assumed conversion of 1% convertible senior notes, net of tax	416	710	1,277	2,130

Numerator for diluted net income	$33,776	$24,974	$105,882	$67,219

Denominator:
Denominator for basic net income per common share	168,474	165,474	167,283	163,947
Effect of dilutive securities:
Stock options	3,730	6,371	4,971	7,587
Effect of escrow contingencies	458	—	458	—
RSUs and deferred stock units	2,171	330	2,527	745
Assumed conversion of 1% convertible senior notes	12,936	12,931	12,936	12,933

Denominator for diluted net income per common share	187,769	185,106	188,175	185,212

Basic net income per common share	$0.20	$0.15	$0.63	$0.40
Diluted net income per common share	$0.18	$0.13	$0.56	$0.36

The Company included 1.8 million and 1.5 million shares of common stock issuable under the terms of performance-based RSUs in the computation of diluted net income per share for each of the three and nine months ended September 30, 2008, respectively, because the performance conditions of these awards had been met as of September 30, 2008. The Company excluded 3.3 million and 0.4 million shares of common stock from the calculation of diluted earnings per share for the three months ended September 30, 2008 and 2007, respectively, and 2.5 million and 1.4 million shares of common stock for the nine months ended September 30,

2008 and 2007, respectively, from the calculation of diluted earnings per share because the exercise prices of stock options issuable in respect of such numbers of shares were greater than the average market price of the Company’s common stock during the respective periods. Additionally, 2.0 million and 3.6 million shares of common stock issuable in respect of performance-based RSUs were excluded from the computation of diluted net income per share each for the three and nine months ended September 30, 2008 and 2007, respectively, because the performance conditions had not been met as of September 30, 2008 and 2007, respectively.

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

7. Stockholders’ Equity

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Stock options	$5,609	$7,652	$17,249	$22,366
Deferred stock units	—	—	1,885	925
RSUs	9,519	9,910	25,973	29,261
Shares issued under the Employee Stock Purchase Plan	862	898	2,722	2,757
Amounts capitalized as internal-use software	(1,868)	(1,551)	(5,459)	(4,362)

Total stock-based compensation before income taxes	14,122	16,909	42,370	50,947
Less: Income tax benefit	(5,072)	(5,450)	(14,379)	(15,187)

Total stock-based compensation, net of taxes	$9,050	$11,459	$27,991	$35,760

Effect of stock-based compensation on income by line item:
Cost of revenues	$614	$896	$1,779	$2,482
Research and development expense	2,765	4,095	7,875	12,015
Sales and marketing expense	6,949	6,810	19,002	20,108
General and administrative expense	3,794	5,108	13,714	16,342
Provision for income taxes	(5,072)	(5,450)	(14,379)	(15,187)

Total stock-based compensation, net of taxes	$9,050	$11,459	$27,991	$35,760

Akamai estimates the fair value of stock option awards using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected life of options granted within the valuation model. The risk-free interest rate for periods commensurate with the expected life of the option is based on the U.S. Treasury yield rate in effect at the time of grant. The fair values of each option grant were estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life (years)	4.1	4.0	4.1	4.0
Risk-free interest rate (%)	2.9	4.6	2.8	4.7
Expected volatility (%)	49.8	61.0	50.2	60.1
Dividend yield (%)	—	—	—	—

For the three months ended September 30, 2008 and 2007, the weighted average fair value of Akamai’s stock option awards granted in those periods was $10.81 per share and $20.47 per share, respectively. For the nine months ended September 30, 2008 and 2007, the weighted average fair value of Akamai’s stock option awards granted in those periods was $12.90 per share and $25.38 per share, respectively.

The fair values of awards granted under the Company’s Employee Stock Purchase Plan (“ESPP”) during the three and nine months ended September 30, 2008 and 2007 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life (years)	0.5	0.5	0.5	0.5
Risk-free interest rate (%)	2.0	4.8	2.7	4.9
Expected volatility (%)	57.0	45.0	53.2	47.3
Dividend yield (%)	—	—	—	—

For the three months ended September 30, 2008 and 2007, the weighted average fair value of ESPP awards granted in those periods was $6.37 per share and $5.98 per share, respectively. For the nine months ended September 30, 2008 and 2007, the weighted average fair value of ESPP awards granted in those periods was $5.88 per share and $6.55 per share, respectively.

As of September 30, 2008, the total pre-tax unrecognized compensation cost for outstanding stock options, RSUs and stock issued under the ESPP was $95.7 million. This non-cash expense is estimated to be recognized through 2012 over a weighted average period of 1.3 years. Nearly all of the Company’s employees have received stock-based awards through the Company’s equity compensation programs.

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

The following tables summarize the stock option activity under all of the Company’s stock incentive plans during the three and nine months ended September 30, 2008 and 2007 (in thousands, except exercise prices):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,034	$15.83
Granted	458	31.95
Exercised	(466)	9.01
Forfeited and expired	(28)	29.12

Outstanding at March 31, 2008	11,998	16.68
Granted	218	34.79
Exercised	(1,653)	4.97
Forfeited and expired	(132)	36.02

Outstanding at June 30, 2008	10,431	18.67
Granted	333	25.74
Exercised	(265)	6.20
Forfeited and expired	(49)	43.99

Outstanding at September 30, 2008	10,450	19.09

Exercisable at September 30, 2008	7,728	14.12

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	13,247	$12.33
Granted (including those for business acquisition)	902	32.13
Exercised	(857)	7.81
Forfeited and expired	(33)	18.64

Outstanding at March 31, 2007	13,259	13.80
Granted (including those for business acquisition)	310	49.10
Exercised	(703)	9.28
Forfeited and expired	(44)	30.24

Outstanding at June 30, 2007	12,822	14.85
Granted	210	40.48
Exercised	(527)	9.17
Forfeited and expired	(134)	36.33

Outstanding at September 30, 2007	12,371	15.29

Exercisable at September 30, 2007	7,871	9.18

The total pre-tax intrinsic value of stock options exercised during the three months ended September 30, 2008 and 2007 was $4.5 million and $14.0 million, respectively. For the nine months ended September 30, 2008 and 2007, the total pre-tax intrinsic value of stock options exercised was $62.9 million and $80.9 million, respectively. Cash proceeds from the exercise of stock options were $1.6 million and $4.8 million for the three months ended September 30, 2008 and 2007, respectively, and $14.0 million and $18.0 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The following tables summarize the DSU activity for the three and nine months ended September 30, 2008 and 2007 (in thousands, except grant date fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	196	$15.03
Vested and distributed	(1)	31.15

Outstanding at March 31, 2008	195	14.98
Granted	47	39.86
Vested and distributed	(2)	19.85

Outstanding at June 30, 2008 and September 30, 2008	240	19.84

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	198	$12.55
Vested and distributed	(18)	17.22

Outstanding at March 31, 2007	180	12.01
Granted	22	42.30
Vested and distributed	(5)	21.89

Outstanding at June 30, 2007	197	14.91
Vested and distributed	(1)	31.51

Outstanding at September 30, 2007	196	15.07

The grant date fair value of each DSU is calculated based upon the Company’s closing stock price on the date of grant. The total fair value of DSUs that was expensed during the nine months ended September 30, 2008 and 2007 was $1.9 million and $925,000, respectively. As of September 30, 2008, DSUs representing 55,496 shares of common stock were unvested, with a weighted average pre-tax intrinsic value of approximately $968,000 and a weighted average remaining contractual life of approximately 1.5 years. These units are expected to vest through May 2010. All DSUs vest upon fulfilling service conditions or, under certain circumstances, upon a director’s departure from the Board.

Restricted Stock Units

The following table summarizes the different types of RSUs granted by the Company during the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
RSUs with service-based vesting conditions	3	7	1,322	621
Performance-based RSUs	—	—	898	1,365

Total	3	7	2,220	1,986

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

For the three and nine months ended September 30, 2008 and 2007, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative revenue and earnings per share performance. Such compensation cost is being recognized over the three-year performance period for each series of grants. Management will continue to review periodically the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity during the three and nine months ended September 30, 2008 and 2007 (in thousands, except grant date fair values):

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	4,595	$36.67
Granted	2,217	32.05
Vested	(395)	35.56
Forfeited	(16)	38.38

Outstanding at March 31, 2008	6,401	35.23
Vested	(28)	54.07
Forfeited	(170)	37.66

Outstanding at June 30, 2008	6,203	35.07
Granted	3	32.71
Vested	(5)	42.50
Forfeited	(87)	40.47

Outstanding at September 30, 2008	6,114	34.89

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	3,140	$25.44
Granted	1,892	52.74
Vested	(263)	25.40
Forfeited	(52)	25.57

Outstanding at March 31, 2007	4,717	32.59
Granted	86	53.58
Vested	(8)	38.56
Forfeited	(31)	45.61

Outstanding at June 30, 2007	4,764	36.69
Granted	7	49.14
Vested	(7)	41.34
Forfeited	(32)	44.61

Outstanding at September 30, 2007	4,732	36.70

As of September 30, 2008, RSUs representing 6.1 million shares of common stock were outstanding and unvested, with an aggregate pre-tax intrinsic value of $106.6 million and a weighted average remaining contractual life of approximately 1.3 years. These RSUs are expected to vest through July 2011.

8. Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$33,360	$24,264	$104,605	$65,089
Other comprehensive income:
Foreign currency translation adjustments	(4,101)	678	(3,180)	968
Change in unrealized (loss) gain on investments, net	(14,001)	708	(31,121)	576
Income tax benefit (expense) related to unrealized (loss) gain on investments, net	5,718	(567)	12,154	(629)

Other comprehensive (loss) income	(12,384)	819	(22,147)	915

Comprehensive income	$20,976	$25,083	$82,458	$66,004

Accumulated other comprehensive (loss) income, net consisted of (in thousands):

	As of September 30, 2008	As of December 31, 2007
Foreign currency translation adjustment	$(144)	$3,036
Net unrealized (loss) gain on investments, net of taxes	(18,950)	17

Total accumulated other comprehensive (loss) income, net	$(19,094)	$3,053

9. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions during 2000, 2005, 2006 and 2007. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. During the three and nine months ended September 30, 2008, the Company did not acquire additional goodwill or intangible assets.

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

Other intangible assets that are subject to amortization consist of the following (in thousands):

	As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$25,831	$(4,677)	$21,154
Customer relationships	84,400	(28,871)	55,529
Non-compete agreements	1,600	(1,339)	261
Trademarks	500	(208)	292
Acquired license rights	490	(480)	10

Total	$112,821	$(35,575)	$77,246

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$25,831	$(2,631)	$23,200
Customer relationships	84,400	(21,029)	63,371
Non-compete agreements	1,600	(1,108)	492
Trademarks	500	(109)	391
Acquired license rights	490	(444)	46

Total	$112,821	$(25,321)	$87,500

Aggregate expense related to amortization of other intangible assets for the three months ended September 30, 2008 and 2007 was $3.2 million and $2.8 million, respectively. For the nine months ended September 30, 2008 and 2007, aggregate expense related to amortization of other intangible assets was $10.3 million and $8.6 million, respectively. Based on the Company’s other intangible assets as of September 30, 2008, aggregate expense related to amortization of other intangible assets is expected to be $3.2 million for the fourth quarter of 2008, and $13.6 million, $12.9 million, $12.3 million and $11.5 million for fiscal years 2009, 2010, 2011, and 2012, respectively.

10. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing.

At September 30, 2008, the Company held ARSs, with an estimated fair value of $263.0 million that have experienced failed auctions, which have prevented the Company from liquidating those investments. As a result, the Company has classified most of these investments as long-term marketable securities on its consolidated balance sheet as of September 30, 2008. Based on its ability to access its cash and short-term investments and its expected cash flows, the Company does not anticipate the current lack of liquidity with respect to these ARSs to have a material impact on its financial condition or results of operations during 2008. As of September 30, 2008, the Company had recorded a pre-tax cumulative unrealized loss of $25.4 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss on its consolidated balance sheet.

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of September 30, 2008 or as of December 31, 2007. The Company believes that, at September 30, 2008, concentration of credit risk related to accounts receivable is not significant.

11. 1% Convertible Senior Notes

As of September 30, 2008, the carrying amount and fair value of the Company’s 1% convertible senior notes were $199.9 million and $239.2 million, respectively. The initial, and current, conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The conversion price is subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase all or a portion of such notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control of the Company, the holders may require Akamai to repurchase all or a portion of such 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued and unpaid interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of these notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $210,000 for each of the three-month periods ended September 30, 2008 and 2007. For each of the nine-month periods ended September 30, 2008 and 2007, amortization of deferred financing costs of the 1% convertible senior notes was $630,000. Using the effective interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

12. Segment Information

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) is the Chief Executive Officer and the executive management team. As of September 30, 2008, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131.

The Company deploys its servers into networks worldwide. As of September 30, 2008, the Company had $142.7 million and $31.8 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2007, the Company had $107.9 million and $26.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. Akamai sells its services through a direct sales force located both in the United States and certain foreign locations. For the three and nine months ended September 30, 2008, approximately 26% and 25% of revenues, respectively, was derived from the Company’s operations outside the United States, including 17% and 18%, respectively, from Europe during such periods. For each of the three and nine months ended September 30, 2007, 23% of revenues were derived from the Company’s operations outside the United States, including 17% and 18%, respectively, from Europe. No single country accounted for 10% or more of revenues derived outside the United States during these periods. For the three and nine months ended September 30, 2008 and 2007, no customer accounted for 10% or more of total revenues.

13. Income Taxes

The Company’s effective income tax rate, including discrete items, was 41% and 44% for the three months ended September 30, 2008 and 2007, respectively, and 40% and 41% for the nine months ended September 30, 2008 and 2007, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies. The discrete items include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the ESPP. For the three and nine months ended September 30, 2008 and 2007, the effective income tax rate varied from the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” and state tax expense.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law on October 3, 2008. Under the Act, the federal research and development credit that expired at the end of 2007 was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in the Company’s fourth quarter of 2008, which is the quarter in which the law was enacted.

14. Commitments, Contingencies and Guarantees

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of September 30, 2008, are as follows (in thousands):

Operating Leases
Remaining 2008	$4,261
2009	17,367
2010	19,838
2011	16,305
2012	14,733
Thereafter	93,044

Total	$165,548

Purchase Commitments

The Company has long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2008 and for the years ending December 31, 2009 and 2010, the minimum commitments pursuant to these contracts in effect as of September 30, 2008, are $20.0 million, $36.0 million and $7.7 million, respectively. As of September 30, 2008, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $17.4 million, which are expected to be paid over the next twelve months.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933 and the Exchange Act primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. There were no material developments in these proceedings during the quarter ended September 30, 2008. The Company believes that it has meritorious defenses to the claims made in the complaint, and it intends to contest the lawsuit vigorously. An adverse resolution of this action could have a material adverse effect on its financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the United States District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholder, exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action but has no liability for the asserted claims. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition.

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified guarantees in accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under SFAS No. 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s guarantees issued or modified during the nine months ended September 30, 2008 was determined to be immaterial.

15. Subsequent Events

On October 21, 2008, the Company announced that it had entered into an agreement to acquire aCerno, Inc. (“acerno”), an online shopping data co-operative, in a merger transaction. Under the terms of the agreement, Akamai agreed to acquire all of the outstanding equity of Acerno Holdings, Inc., the parent company of acerno, in exchange for approximately $92 million in cash, subject to certain closing adjustments. The Company also agreed to pay up to an additional $8 million in cash in the event acerno achieves certain performance targets during the fourth quarter of 2008. The transaction closed on November 3, 2008.

On October 21, 2008, the Company announced that C. Kim Goodwin had rejoined the Company’s Board of Directors. Ms. Goodwin previously served as a director from February 2004 to November 2006.

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

Recent Events

On October 21, 2008, we announced that we have entered into an agreement to acquire aCerno, Inc., which we refer to as acerno, an online shopping data co-operative, in a merger transaction. Under the terms of the agreement, we agreed to acquire all of the outstanding equity of Acerno Holdings, Inc., the parent company of acerno, in exchange for approximately $92 million in cash, subject to certain closing adjustments. We also agreed to pay up to an additional $8 million in cash in the event acerno achieves certain performance targets during the fourth quarter of 2008. The transaction closed on November 3, 2008. We do not expect the acerno acquisition to have a material impact on our revenues or expenses in the fourth quarter of 2008.

On October 21, 2008, we announced that C. Kim Goodwin had rejoined our Board of Directors. Ms. Goodwin previously served as a director from February 2004 to November 2006.

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	28.7	27.2	28.0	26.0
Research and development expense	5.0	7.1	5.0	7.4
Sales and marketing expense	21.3	22.7	20.6	24.5
General and administrative expense	17.2	19.1	17.4	19.4
Amortization of other intangible assets	1.6	1.8	1.8	1.9
Restructuring benefit	—	—	—	—

Total cost and operating expenses	73.8	77.9	72.8	79.2

Income from operations	26.2	22.1	27.2	20.8
Interest income	2.9	4.2	3.3	4.0
Interest expense	(0.4)	(0.5)	(0.3)	(0.5)
Loss on early extinguishment of debt	—	—	—	—
Other income (expense), net	0.1	0.8	(0.1)	0.1
Gain on investments, net	—	—	—	—

Income before provision for income taxes	28.8	26.6	30.1	24.4
Provision for income taxes	11.9	11.6	12.1	10.0

Net income	16.9%	15.0%	18.0%	14.4%

We were profitable for the fiscal year 2007 and for the nine months ended September 30, 2008; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced or at all. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2007 and for the first three quarters of 2008, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend could lead to increased revenues; however, any such increased revenues could be offset if lower traffic reduces the revenues we earn on a non-committed basis.

•

During the first three quarters of 2008, unit prices offered to some new and existing customers declined. The decrease was attributable, in part, to volume discounts negotiated by customers with large revenue commitments to us. Additionally, increased competition from new entrants into the market that are willing to use low unit prices as a method of differentiation contributed to these price declines. If we continue to experience decreases in unit prices for new and existing customers, our revenues and/or operating profit percentage could decrease.

•

During the quarter ended September 30, 2008, the rate of revenue growth attributable to some of our customers continued to be less robust than we experienced in prior quarters. Some of this slower growth has been attributable, we believe, to a reduction by some customers in their investments in online technology initiatives due to current economic conditions. If such conditions, and other factors affecting the sales of our services, persist or grow worse, we would experience slower rates of revenue growth in the future.

•

During each of the first three quarters of 2008, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to remain low if our customer base continues to grow.

•

During the quarter ended September 30, 2008, revenues derived from customers outside the United States accounted for 26% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 24% and 27% for fiscal 2008.

•

During the first three quarters of 2008, we continued to reduce our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our suppliers. Additionally, we continue to invest in internal-use software development to improve the performance and efficiency of our network. Despite these investments, due to increased traffic delivered over our network, our total bandwidth costs have increased during recent periods. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, but we anticipate continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing and we are unsuccessful at effectively routing traffic over our network through lower cost providers, network bandwidth costs could increase in excess of our expectations for the fourth quarter of 2008.

•

Depreciation expense related to our network equipment and amortization expense of our internal-use software development costs increased $0.6 million during the third quarter of 2008 to $17.4 million as compared to $16.7 million for the second quarter of 2008. Due to expected future purchases of network equipment during the fourth quarter of 2008, we believe that depreciation expense related to our network equipment will continue to increase, on a quarterly basis, during the fourth quarter of 2008 and 2009, as compared to the first three quarters of 2008. We expect to continue to enhance and add functionality to our service offerings and capitalize qualifying expenses attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that amortization of internal-use software development costs, which we include in cost of revenues, will increase in the fourth quarter in 2008 as compared to previous quarters of 2008 and 2007.

•

For the three and nine months ended September 30, 2008, our stock-based compensation expense was $14.1 million and $42.4 million, respectively, as compared to $16.9 million and $50.9 million for the three and nine months ended September 30, 2007. The primary reason for the decrease in stock-based compensation expense for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was due to a change in management’s estimate for the expected vesting of performance-based restricted stock units issued in 2007 and in 2008. We expect that fourth-quarter stock-based compensation expense will be slightly higher than that experienced in the fourth quarter of 2008. As of September 30, 2008, our total pre-tax unrecognized compensation costs for stock-based awards were $95.7 million, which we expect to recognize as expense over a weighted average period of 1.3 years through 2012.

•

As of September 30, 2008, we have recorded a pre-tax cumulative unrealized loss in stockholders’ equity of $25.4 million related to the temporary impairment of our investments in auction rate securities, or ARSs. Based upon our cash, cash equivalents and marketable securities balance of $788.7 million and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARSs will adversely affect our ability to conduct business during the fourth quarter of 2008 or 2009. We believe we have the ability to hold these ARSs until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•

During the nine months ended September 30, 2008, our effective income tax rate, including discrete items, was 40.0%. We expect such annual effective income tax rate to remain relatively consistent in the fourth quarter. In addition, we do not expect to make significant cash tax payments due to the continued utilization of our deferred tax assets.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income in the fourth quarter of 2008; however, our future results will be affected by many factors, including those identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, and including our ability to:

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim periods and with Regulation S-X promulgated under the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, investments, goodwill and other intangible assets, capitalized internal-use software costs, tax reserves, loss contingencies and stock-based compensation costs. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they were made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2007 for further discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 allows companies to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS No. 159 became effective on January 1, 2008. We adopted SFAS No. 159 on January 1, 2008 and elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS No. 159 did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired company, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The impact of SFAS No. 141R on our financial position and results of operations will be dependent upon the number and magnitude of the acquisitions that we consummate once SFAS No. 141R is effective.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years; accordingly, we will adopt FSP 142-3 in fiscal year 2009. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” or FAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other United States generally accepted accounting principles. We do not expect FSP 142-3 to have a material impact on our financial position or results of operations.

Investments and Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exchange price, representing the amount that would be received in an orderly transaction between market participants, upon the sale of an asset or a payment to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability. In February 2008, the FASB issued Staff Position FAS No. 157-2, “Partial Deferral of the Effective Date of Statement No. 157,” or FSP No. 157-2. FSP No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis until fiscal years beginning after November 15, 2008. To date, therefore, we have adopted the provisions of SFAS No. 157 only with respect to financial assets and liabilities. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements for financial assets and liabilities carried at fair value. We are currently in the process of evaluating the impact of adopting SFAS No. 157 for non-financial assets and liabilities.

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

As of September 30 2008, we grouped money market funds, certificates of deposit, commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 1 valuation because market prices are readily available in active markets. As of September 30, 2008, the fair value of our assets grouped using a Level 3 valuation consisted of ARSs that are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. ARSs are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that is designed to occur every seven to 35 days. Historically, the carrying value (par value) of the ARSs approximated fair market value due to the resetting of variable interest rates. Beginning in late February 2008 and continuing throughout the period ended September 30, 2008, however, the auctions for ARSs held by us were unsuccessful. As a result, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the affected ARSs until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by us considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of September 30, 2008 assumes a weighted average discount rate of 6.3% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of September 30, 2008, we have recorded a pre-tax cumulative unrealized loss of $25.4 million related to the temporary impairment of the ARSs, which was included in accumulated other comprehensive loss on our unaudited consolidated balance sheet. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of three years or seven years and discount rate of 6.3%, the gross unrealized loss would have been $16.3 million or $33.6 million, respectively. If we had used a term of five years and discount rate of 5.6% or 7.0%, the gross unrealized loss would have been $18.0 million or $34.2 million, respectively.

Results of Operations

Revenues. Revenues increased 22%, or $36.1 million, to $197.3 million for the three months ended September 30, 2008 as compared to $161.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, revenues increased 28%, or $125.2 million, to $578.4 million as compared to $453.2 million for the nine months ended September 30, 2007. The increase in revenues for the three- and nine-month periods ended September 30, 2008, as compared to the same periods in the prior year was primarily attributable to an increase in the number of customers under recurring revenue contracts partially offset by reduced unit prices offered to new and certain existing customers entering into new recurring revenue contracts. During the three- and nine-month periods ended September 30, 2008, we also experienced an increase in traffic and additional services sold to new and existing customers as compared to the prior year, which led to increases in the average revenue per customer. We believe that the continued growth in use of the Internet by businesses and consumers during the three and nine months ended September 30, 2008 as compared to the same periods in the prior year is the principal factor driving increased purchases of our services. We are unable, however, to predict whether this rate of growth will continue, accelerate or moderate in future periods. As of September 30, 2008, we had 2,808 customers under recurring revenue contracts as compared to 2,616 as of September 30, 2007.

For the three months ended September 30, 2008 and 2007, 26% and 23%, respectively, of our revenues were derived from our operations located outside of the United States, including 17% derived from Europe during each of these periods. For the nine months ended September 30, 2008 and 2007, 25% and 23%, respectively, of our revenues were derived from our operations located outside of the United States, including 18% derived from Europe during each of those periods. No single country outside of the United States accounted for 10% or more of revenues during these periods. For the three and nine months ended September 30, 2008, resellers accounted for 17% and 16% of revenues, respectively, as compared to 18% and 19% of revenues for the three and nine months ended September 30, 2007, respectively. For each of the three- and nine-month periods ended September 30, 2008 and 2007, no customer accounted for 10% or more of revenues.

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

Cost of revenues increased 29%, or $12.8 million, to $56.7 million for the three months ended September 30, 2008 as compared to $43.8 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, cost of revenues increased 37%, or $43.9 million, to $161.9 million as compared to $118.1 million for the nine months ended September 30, 2007. These increases were primarily due to an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment as we continued to invest in our infrastructure.

Cost of revenues during the three and nine months ended September 30, 2008 also included credits received of approximately $1.6 million and $2.5 million, respectively, from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. During the three and nine months ended September 30, 2007, cost of revenues included similar credits of approximately $1.3 million and $2.9 million, respectively. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, is unpredictable.

Cost of revenues is comprised of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Bandwidth, co-location and storage fees	$34.7	$26.5	$99.6	$72.3
Payroll and related costs of network operations personnel	2.9	2.3	8.1	6.1
Stock-based compensation	1.7	1.4	4.8	3.6
Depreciation and impairment of network equipment	13.9	11.2	39.9	29.5
Amortization of internal-use software	3.5	2.4	9.5	6.6

Total cost of revenues	$56.7	$43.8	$161.9	$118.1

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the fourth quarter of 2008 and for the years ending December 31, 2009, and 2010, the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $20.0 million, $36.0 million and $7.7 million, respectively.

We expect that cost of revenues will increase in the fourth quarter of 2008. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. There is no guarantee, however, that bandwidth costs per unit will continue to decline. Additionally, during the fourth quarter of 2008, we anticipate an increase in depreciation expense related to our network equipment and amortization of internal-use software development costs, as compared to the quarter ended September 30, 2008, because we expect to continue to make investments in our network.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services, network and software. Research and development costs are expensed as incurred, except certain internal-use software development costs requiring capitalization. During the three and nine months ended September 30, 2008, we capitalized software development costs of $5.9 million and $17.9 million, respectively, net of impairments. During the three and nine months ended September 30, 2007, we capitalized software development costs of $4.5 million and $12.1 million, respectively, net of impairments. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and nine months ended September 30, 2008, we capitalized $1.9 million and $5.5 million of stock-based compensation, respectively, as compared to $1.6 million and $4.4 million during the three and nine months ended September 30, 2007, respectively. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses decreased 13%, or $1.5 million, to $9.9 million for the three months ended September 30, 2008 as compared to $11.4 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, research and development expenses decreased 15%, or $4.9 million, to $28.8 million as compared to $33.7 million for the nine months ended September 30, 2007. The decreases in the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 were due to an increase in capitalized salaries as a result of an increase in personnel working on projects subject to capitalization, as well as a decrease in stock-based compensation expense. The effect of these factors was partially offset by an increase in payroll and related costs resulting from an increase in headcount during the periods presented. The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2008 as compared to 2007	For the Nine Months Ended September 30, 2008 as compared to 2007
Payroll and related costs	$1.3	$4.8
Stock-based compensation	(1.3)	(4.1)
Capitalized salaries and other expenses	(1.5)	(5.6)

Total net decrease	$(1.5)	$(4.9)

We believe that research and development expenses in the fourth quarter will be consistent with those in the third quarter of 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 15%, or $5.4 million, to $42.0 million for the three months ended September 30, 2008 as compared to $36.7 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, sales and marketing expenses increased 7%, or $8.0 million, to $119.2 million as compared to $111.2 million for the nine months ended September 30, 2007. The increases in sales and marketing expenses during the three and nine months ended September 30, 2008 as compared to the same periods in the prior year were primarily due to an increase in payroll and related costs due to an increase in sales and marketing headcount, as well as an increase in marketing costs, such as advertising and marketing events. Other expenses, the largest component of which is travel related expenses, also increased during the three and nine months ended September 30, 2008 as compared to the same periods in 2007. These higher expenses in the nine months ended September 30, 2008 were partially offset by a decrease in stock-based compensation expense. The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2008 as compared to 2007	For the Nine Months Ended September 30, 2008 as compared to 2007
Payroll and related costs	$2.6	$3.2
Stock-based compensation	0.1	(1.2)
Marketing and related costs	1.3	2.6
Other expenses	1.4	3.4

Total net increase	$5.4	$8.0

We believe that sales and marketing expenses will increase in the fourth quarter of 2008 as compared to each of the first three quarters of 2008 due to an expected increase in commissions on higher forecasted sales.

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

General and administrative expenses increased 10%, or $3.0 million, to $33.8 million for the three months ended September 30, 2008 as compared to $30.7 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, general and administrative expenses increased 15%, or $12.8 million, to $100.8 million as compared to $88.0 million for the nine months ended September 30, 2007. The increase in general and administrative expenses for the three months ended September 30, 2008 as compared to the same period in the prior year was primarily due to an increase in payroll and related costs as a result of headcount growth and an increase in consulting and advisory services. Additionally, facility-related costs increased due to office expansions. These increases were offset by a reduction in stock-based compensation expense. For the nine months ended September 30, 2008 as compared to the same period in the prior year, general and administrative expenses increased due to an increase in payroll and related costs, an increase in facility-related expenditures, an increase non-income tax expense and an increase in legal fees related to litigation matters. The following table quantifies the change in various components of our general and administrative expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2008 as compared to 2007	For the Nine Months Ended September 30, 2008 as compared to 2007
Payroll and related costs	$1.6	$4.0
Stock-based compensation	(1.3)	(2.6)
Depreciation and amortization	0.6	1.9
Facilities and related costs	0.9	2.7
Legal fees	(0.8)	1.6
Provision for doubtful accounts	(0.4)	(0.6)
Non-income related taxes	0.2	1.6
Consulting and advisory services	0.7	1.2
Other expenses	1.5	3.0

Total net increase	$3.0	$12.8

During the fourth quarter of 2008, we expect general and administrative expenses to be consistent with those incurred in the third quarter of 2008.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 12%, or $0.3 million, to $3.2 million for the three months ended September 30, 2008, as compared to $2.8 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, amortization of other intangible assets increased 20%, or $1.7 million, to $10.3 million as compared to $8.6 million for the nine months ended September 30, 2007. The increases in amortization of other intangible assets were primarily due to the amortization of intangible assets over three full quarters in 2008 from the acquisition of Netli, Inc., or Netli, in March 2007 and Red Swoosh, Inc., or Red Swoosh, in April 2007. Based on our intangible assets at September 30, 2008, we expect amortization of other intangible assets to be approximately $3.2 million for the fourth quarter of 2008, and $13.6 million, $12.9 million, $12.3 million and $11.5 million for fiscal years 2009, 2010, 2011 and 2012, respectively.

Restructuring benefit. No restructuring charges have been recorded in 2008. During the nine months ended September 30, 2007, we recorded a restructuring benefit of $0.2 million as result of terminating a facility lease that had previously been recorded as a restructuring liability.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 15%, or $1.0 million, to $5.7 million for the three months ended September 30, 2008, as compared to $6.7 million for the three months ended September 30, 2007. The decrease was to due to lower interest rates earned on our investments during 2008 as compared to the same period in 2007. For the nine months ended September 30, 2008, interest income increased 6%, or $1.0 million, to $19.2 million as compared to $18.2 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in our total invested marketable securities during the nine months ended September 30, 2008 as compared to the same period in 2007 due to an increase in our cash from operations that was partially offset by lower interest rates earned on our investments during 2008 as compared to the same period in 2007.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 11%, or $0.1 million, to $0.7 million for the three months ended September 30, 2008 as compared to $0.8 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, interest expense decreased 9%, or $0.2 million, to $2.1 million as compared to $2.3 million for the nine months ended September 30, 2007. Based on our outstanding indebtedness at September 30, 2008, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $1.0 million in the aggregate for the fourth quarter of 2008.

Other Income (Expense), net. Other income, net primarily represents net foreign exchange gains and losses incurred and proceeds from legal settlements. Other income, net for the three months ended September 30, 2008 decreased 88%, or $1.1 million, to $0.2 million as compared to $1.3 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, other expense increased 168%, or $0.8 million, to $0.3 million as compared to other income of $0.5 million for the nine months ended September 30, 2007. These changes in both periods in 2008 as compared to the same periods in 2007 were due to exchange rate fluctuations as well as legal settlement payments received during 2007. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates or other non-recurring events.

Gain on Investments, net. During the three and nine months ended September 30, 2008, we recorded a gain of $1,000 and $0.3 million, respectively, from the sales of marketable securities. During each of the three and nine months ended September 30, 2007, we recorded a gain of $1,000 from the sales of marketable securities. We do not expect significant gains or losses on investments during the remainder of 2008.

Provision for Income Taxes. For the nine months ended September 30, 2008 and 2007, our effective income tax rate, including discrete items, was 40% and 41%, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits, or other tax contingencies. Provision for income taxes increased by $4.9 million to $23.6 million for the three months ended September 30, 2008 as compared to $18.7 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, provision for income taxes increased by $24.7 million to $69.9 million as compared to $45.2 million for the nine months ended September 30, 2007. The increases in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 were mainly due to the growth in our pre-tax net income. For the three and nine months ended September 30, 2008 and 2007, our effective income tax rate varied from the statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payments,” or SFAS No. 123(R), and state tax expense.

While we expect our annual effective income tax rate for the fourth quarter of 2008 to remain relatively consistent with the rate in the first three quarters of 2008, this expectation does not take into consideration the effect of discrete items recorded as a result of SFAS No. 123(R) or the effect of the implementation of any potential tax planning strategies. The effective tax rate, including any discrete items, could be materially different depending on the nature and timing of the dispositions of incentive stock options and other stock-based awards held by employees.

Because of the availability of net operating loss carryforwards, or NOLs, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid in respect of income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized. In determining our net deferred tax assets and valuation allowances and annualized effective tax rates, management is required to make judgments and estimates about, among other things, domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, certain tax positions, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the following transactions:

•	private sales of capital stock and subordinated notes in 1998 and 1999, which notes were repaid in 1999;

•	an initial public offering of our common stock in October 1999, generating net proceeds of $217.6 million;

•

the sale, in June 2000, of an aggregate of $300 million in principal amount of our 5 1 /2% convertible subordinated notes, which generated net proceeds of $290.2 million and were retired in full between December 2003 and September 2005;

•	the sale in December 2003 and January 2004 of an aggregate of $200 million in principal amount of our 1% convertible senior notes, which generated net proceeds of $194.1 million;

•	the public offering of 12 million shares of our common stock in November 2005, which generated net proceeds of $202.1 million;

•	proceeds from the exercise of stock awards; and

•	cash generated by operations.

As of September 30, 2008, cash, cash equivalents and marketable securities totaled $788.7 million, of which $3.6 million is subject to restrictions limiting our ability to withdraw or otherwise use such cash and marketable securities. See “Letters of Credit” below.

At December 31, 2007, we held approximately $280.0 million of ARSs, which were included in short-term marketable securities on our balance sheet at that date. Between January 1, 2008 and mid-February 2008, we purchased and sold ARSs in the active market for such instruments. Beginning in mid-February 2008 and continuing throughout the period ended September 30, 2008, the auctions for all of the ARSs held by us, most of which are collateralized by federally guaranteed student loans, were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. In view of the lack of liquidity in the market following the auction failures, we have recorded a pre-tax cumulative unrealized loss of $25.4 million through accumulated other comprehensive loss on our balance sheet related to the ARSs we hold, bringing the carrying value at September 30, 2008 to $263.0 million. Since we are unable to predict when liquidity will return to the ARS market, or whether issuers will call their securities, we classified most of our ARSs as long-term investments to match the contractual maturities of the underlying securities and the assumptions we used to estimate their fair value at September 30, 2008. Based upon our cash, cash equivalents and marketable securities balance of $788.7 million at September 30, 2008 and expected future operating cash flows, we do not anticipate a lack of liquidity associated with our ARSs to adversely affect our ability to conduct business in the near future, and we believe we have the ability to hold these ARSs until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

Net cash provided by operating activities was $251.0 million for the nine months ended September 30, 2008, compared to $165.4 million for the nine months ended September 30, 2007. The increase in cash provided by operating activities for the nine months ended September 30, 2008 was primarily attributable to higher net income and a decrease in working capital requirements. We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays due to the growth in the business, such as salaries in connection with expected increases in headcount and higher sales commissions. The timing and amount of future working capital changes and our ability to manage our days sales outstanding will also affect the future amount of cash used in or provided by operating activities.

Net cash used in investing activities was $284.0 million for the nine months ended September 30, 2008, compared to $135.4 million for the nine months ended September 30, 2007. Cash used in investing activities for the nine months ended September 30, 2008 reflected net purchases of short- and long-term available-for-sale securities of $480.0 million, purchases of property and equipment of $76.2 million and $18.7 million related to the capitalization of internal-use software development costs in connection with our current and future service offerings. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term available-for-sale securities of $290.5 million and from sales of property and equipment of $0.1 million. Cash used in investing activities for the nine months ended September 30, 2007 reflected net purchases of short- and long-term available-for-sale securities of $308.8 million, purchases of property and equipment of $71.5 million and $13.1 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments in the nine months ended September 30, 2007 were offset, in part, by proceeds from sales and maturities of short- and long-term available-for-sale securities of $249.4 million and $7.9 million of net cash acquired through our acquisitions of Netli in March 2007 and Red Swoosh in April 2007. For fiscal year 2008, we expect purchases of property and equipment and capitalization of internal-use software development costs, a component of cash used in investing activities, to be approximately 16 percent of fiscal 2008 revenues.

Cash provided by financing activities was $30.8 million for the nine months ended September 30, 2008, as compared to $40.9 million for the nine months ended September 30, 2007. Cash provided by financing activities during the nine months ended September 30, 2008 consisted of $11.0 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $19.8 million from the issuance of common stock upon exercises of stock options under our stock option and employee stock purchase plans. Cash provided by financing activities for the nine months ended September 30, 2007 consisted of $18.3 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $22.6 million received from exercises of stock options under our stock option and employee stock purchase plans.

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

The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Cash, cash equivalents and marketable securities balance as of December 31, 2007 and 2006, respectively	$633.5	$434.5

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	576.9	448.1
Payments to vendors	(284.3)	(231.4)
Payments for employee payroll	(131.8)	(133.2)
Debt interest and premium payments	(1.0)	(1.0)
Stock option exercises	14.4	22.6
Cash acquired in business acquisitions	—	8.8
Unrealized loss on investments, net	(31.1)	0.6
Interest income	19.2	18.2
Other	(7.1)	(1.3)

Net increase	155.2	131.4

Cash, cash equivalents and marketable securities balance as of September 30, 2008 and 2007, respectively	$788.7	$565.9

On November 3, 2008, we completed our acquisition of acerno pursuant to which we agreed to pay $92 million in cash plus up to an additional $8 million if acerno achieves certain performance metrics in the fourth quarter of 2008. We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change, if we are unable to liquidate our marketable securities, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may not, however, be able to sell equity or debt securities on terms we consider reasonable, or at all. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of any such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of additional factors that could affect our liquidity.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of September 30, 2008, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of September 30, 2008	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
1% convertible senior notes	$199.9	$—	$—	$—	$199.9
Interest on 1% convertible senior notes	51.0	2.0	4.0	4.0	41.0
Bandwidth and co-location agreements	63.6	50.3	13.3	—	—
Real estate operating leases	165.5	16.6	20.0	46.5	82.4
Open vendor purchase orders	17.4	17.4	—	—	—

Total	$497.4	$86.3	$37.3	$50.5	$323.3

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the second step requires that the tax position then be assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, we had unrecognized tax benefits of $2.1 million and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. We do not expect to recognize any material amount of our previously unrecognized tax benefits during the next twelve months.

The total amount of unrecognized tax benefits as of September 30, 2008 is $5.1 million. Included in the $5.1 million is approximately $1.1 million of accrued interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The total amount of unrecognized tax benefits would impact the effective income tax rate if recognized.

Generally, all tax years are open for examination by taxing jurisdictions to which we are subject including federal, state and foreign jurisdictions due to net operating losses and the limited number of prior year audits by taxing jurisdictions.

Letters of Credit

As of September 30, 2008, we had $8.6 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. Approximately $3.6 million of these letters of credit are collateralized by restricted marketable securities, of which $0.1 million are classified as long-term marketable securities and $3.5 million are classified as short-term marketable securities on the consolidated balance sheet at September 30, 2008. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2011. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three and nine months ended September 30, 2008 was determined to be immaterial.

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

As of September 30, 2008, we did not have any additional material off-balance sheet arrangements.

Litigation

We are party to litigation that we consider to be routine and incidental to our business and certain non-routine legal proceedings for which there have been no material developments during the quarter ended September 30, 2008. Management does not expect the results of any of these routine actions to have a material adverse effect on our business, results of operations or financial condition. See “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q and Note 14 to our unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-Q for further discussion on litigation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. We do not hold derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, municipal and corporate obligations and certificates of deposit.

At September 30, 2008, we held $263.0 million in ARSs that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified most of these investments as long-term assets on our consolidated balance sheet as of September 30, 2008 and recorded a pre-tax cumulative unrealized loss of $25.4 million related to the temporary impairment of the ARSs. This impairment has been included in accumulated other comprehensive loss on our consolidated balance sheet as of September 30, 2008. Our valuation of the ARSs is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of three years or seven years and discount rate of 6.3%, the gross unrealized loss would have been $16.3 million or $33.6 million, respectively. If we had used a term of five years and discount rate of 5.6% or 7.0%, the gross unrealized loss would have been $18.0 million or $34.2 million, respectively. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARSs to have a material impact on our financial condition or results of operations during the fourth quarter of 2008 or in 2009 or our ability to operate our business.

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of September 30, 2008, the carrying amount and fair value of the 1% convertible senior notes were $199.9 million and $239.2 million, respectively.

We have operations in Europe, Asia and Australia. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign hedge contracts.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2007 for a discussion of legal proceedings. There were no material developments in such legal proceedings during the quarter ended September 30, 2008.

Item 1A.	Risk Factors

The following are certain of the important factors, among others, that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. Except as described in the following sentences, we have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007. On November 3, 2008, we acquired acerno, which operates an online advertising shopping data co-operative. In part to reflect such acquisition, we have added the risk factor entitled “Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.” below.

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

Prices we have been charging for some of our services have declined in recent years. This decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve and macroeconomic factors.

In recent quarters, we have lowered prices we charge certain of our customers for our content delivery services in order to remain competitive and to address changing customer demands in light of the current macroeconomic environment. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. In addition, our operating expenses have increased on an absolute basis in each of 2005, 2006 and 2007. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to our existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

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

We may not be able to continue to be profitable or maintain our current level of profitability on a quarterly or annual basis. We have large fixed expenses, and we expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. Therefore, we will need to generate higher revenues to maintain profitability at recent levels or at all. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	market pressure to decrease our prices;

•	significant increases in bandwidth costs or other operating expenses;

•	failure to increase sales of our core services;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than that at which we increase our sales to new customers or existing customers;

•	unauthorized use of or access to content delivered over our network or network failures;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.

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

We have continued to grow, diversify and evolve our business both in the United States and internationally. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

If we further grow and diversify our business, we will need to expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To effectively manage our technical support infrastructure, we will need to continue to upgrade and improve our data systems, billing systems and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems in a timely and cost-effective manner to accommodate our anticipated growth, our business may be adversely affected.

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

We acquired three companies in late 2006 and early 2007: Nine Systems Corporation, or Nine Systems, Netli and Red Swoosh, and we completed the acquisition of acerno in November 2008. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. If we are not successful in completing acquisitions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash, as in the acerno acquisition, or, as in the Nine Systems, Netli and Red Swoosh acquisitions, dilutive issuances of securities.

Our stock price has been volatile.

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	new products, services and strategic developments by us or our competitors;

•	business combinations and investments by us or our competitors;

•	variations in our revenue, expenses or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of public market analysts;

•	macroeconomic factors such as the current credit crisis;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

A substantial percentage of our marketable securities consists of highly-rated ARSs. ARSs are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARSs in the marketplace, including the ARSs that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARSs resetting to predetermined rates in accordance with the underlying loan agreement, which might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. In the future, should the ARSs we hold be subject to additional auction failures and/or we determine that the decline in value of ARSs is other than temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments. Furthermore, if one or more of the issuers of the ARSs held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which could be material.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believe are infringing our intellectual property rights. Such lawsuits can be expensive; require a significant amount of attention of our management and technical personnel; have unpredictable outcomes; and could adversely impact our business and financial condition if we do not prevail. Monitoring unauthorized use of our services is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

We have long-term debt. As of September 30, 2008, our total long-term debt was $199.9 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

Federal, state, foreign and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from our customers, visitors to their websites and others. In addition, we have and post on our website our own privacy policy concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy-related laws, government regulations or directives, or industry self-regulatory principles could result in damage to our reputation or proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

A large number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concern data privacy and retention issues related to our business, particularly advertising-related services we have newly begun to offer. It is not possible to predict whether or when such legislation may be adopted. In addition, the interpretation and application of user data protection laws are currently unsettled. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Internet-related and other laws could adversely affect our business.

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and other laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. This could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. Tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes that would adversely affect our continued profitability. We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to reflect our total actual liability. Congress has been contemplating net neutrality legislation. The adoption of laws regulating the operation of the Internet could affect our business. As a government contractor, we are also subject to numerous laws and regulations. If we fail to comply with applicable requirements, then we could face penalties, contract terminations and damage to our reputation. We also may be required to devote substantial resources to the development and improvement of procedures to ensure compliance with applicable regulations.

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

We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See Note 14 to the financial statements included elsewhere in this quarterly report on Form 10-Q for more information. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

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

Akamai Technologies, Inc.

November 10, 2008	By:	/S/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

Exhibit 3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

Exhibit 3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

Exhibit 4.1(D)	Specimen common stock certificate

Exhibit 4.2(E)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

Exhibit 4.3(F)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A., as Rights Agent

Exhibit 4.4(G)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between Akamai Technologies, Inc. and EquiServe Trust Company, N.A., as Rights Agent

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2000.
(B)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.
(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(D)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679), as amended, filed with the Commission on August 20, 1999.
(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.
(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.
(G)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.