Form 10-K
period 2008-12-31
AKAMAI TECHNOLOGIES INC
filed 2009-03-02
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,674.7 million based on the last reported sale price of the common stock on the Nasdaq Stock Market on June 30, 2008.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 25, 2009: 170,493,271 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2009 Annual Meeting of Stockholders to be held on May 19, 2009 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

PART I

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to them. Use of words such as “believes,” “continues,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “forecasts,” “should,” “likely” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Item 1.	Business

Overview

Akamai provides services for accelerating and improving the delivery of content and applications over the Internet ranging from live and on-demand streaming video capabilities to conventional content on websites, to tools that help people transact business and reach out to new and existing customers. Hundreds of customers worldwide use our services to help sell, inform, entertain, market, advertise, deliver software, and conduct their business online.

Our solutions are designed to help companies, government agencies and other enterprises improve communications with people they are trying to reach, enhance their revenue streams and reduce costs by maximizing the performance of their online businesses. We believe that our solutions offer the superior reliability, sophistication and insight that businesses with an Internet presence demand. At the same time, by relying on our infrastructure, customers can reduce expenses associated with internal infrastructure build-outs. In short, we strive to help our customers efficiently offer better websites that improve visitor experiences and increase the effectiveness of their Internet-focused operations.

We were incorporated in Delaware in 1998 and have our corporate headquarters at 8 Cambridge Center, Cambridge, Massachusetts. We have been offering content delivery services and streaming media services since 1999. In subsequent years, we introduced private content delivery networks; Internet-based delivery of applications such as store/dealer locators and user registration; large-scale software distribution capabilities; content targeting technology and enhanced security features.

In 2008, we launched our Advertising Decision Solutions, or ADS, which provides information that is intended to help online advertisers better target potential customers. Our first service — Insight for Publishers — provides cross-site audience intelligence, enabling real-time ad targeting across different websites. The introduction of ADS was complemented by our acquisition of aCerno, Inc., which we call acerno, in November 2008. We view this acquisition as giving us the capacity to offer a unique online co-operative of shopping and purchase data that is structured to enable more targeted online advertising.

Our Internet website address is www.akamai.com. We make available, free of charge, on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments thereto that we have filed with the Securities and Exchange Commission, or the Commission, as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating it by reference into, this annual report on Form 10-K.

Meeting the Challenges of the Internet

The Internet plays a crucial role in the way companies, government agencies and other entities conduct business and reach the public. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s communication demands. As a result, information is frequently delayed or lost on its way through the Internet due to many factors, including:

•	inefficient or nonfunctioning peering points, or points of connection, between Internet service providers, or ISPs;

•	traffic congestion at data centers;

•	Internet traffic exceeding the capacity of routing equipment;

•	increasingly dynamic and personalized websites;

•	growth in the transmission of rich content due to the increasingly widespread use of broadband connectivity to the Internet for videos, music and games; and

•	Internet bandwidth constraints between an end user and the end user’s network provider, such as an ISP, cable provider or digital subscriber line provider.

The challenges inherent in delivering content over the Internet are compounded by the internal technology challenges facing enterprises. Driven by competition, globalization and cost-containment strategies, companies need an agile Internet-facing infrastructure that cost-effectively meets real-time strategic and business objectives. For example, many companies use the Internet as a key marketing tool for product launches, distribution of promotional videos or contests. These one-time events may draw millions of visitors to a company’s website over a brief period of time so the enterprise must have in place the capacity to deal with a flood of visitors seeking to view content or use applications. At the same time, budget limitations may preclude a company from putting in place extensive internal infrastructure, knowing that it will not always need such capacity. In addition, as reliance on the Internet has become more pervasive, website operators have been experiencing higher levels of traffic to their sites on a constant basis, which place extensive demands on infrastructure.

To address these challenges, we have developed solutions designed to help companies, government agencies and other enterprises increase revenues and reduce costs by improving the performance, reliability and security of their Internet-facing operations. We particularly seek to address the following market needs:

Superior Performance. Commercial enterprises invest in websites to attract customers, transact business and provide information about themselves. If, however, a company’s Internet site fails to provide visitors with a fast and dependable experience, they will likely abandon that site, potentially leading to lost revenues and damage to the enterprise’s reputation. Through a combination of people, processes and technology, we help our customers improve the scalability and predictability of their websites without the need for them to spend a lot of money to develop their own Internet-related infrastructure. Instead, we have a presence in more than 900 networks around the world so that content can be delivered from Akamai servers located closer to website visitors — from what we call the “edge” of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations for our customers. At the same time, our customers have access to control features to enable them to provide content to end users that is current and customized for visitors accessing the site from different parts of the world.

Scalability. We believe that scalability is one of the keys to reliability. Many Akamai customers experience seasonal or erratic demand for access to their websites and almost all websites experience demand peaks at different points during the day. With the proliferation of Internet video, enterprises of all types must be able to cope with rapidly increasing numbers of requests for bandwidth-intensive digital media assets and the storage of those assets. In all of these instances, it can be difficult and expensive to plan for, and deploy solutions to meet, such peaks and valleys. With more than 40,000 servers deployed worldwide managed by our proprietary software technology, our network is designed with the robustness and flexibility to handle planned and unplanned traffic peaks and related storage needs, without additional hardware investment and configuration on the part of our customers. As a result, we are able to provide an on-demand solution to address our customers’ capacity needs in the face of unpredictable traffic spikes, which helps them avoid expensive investment in a centralized infrastructure.

Security. Security is one of the most significant challenges facing use of the Internet for business and government processes. Security threats — in the form of attacks, viruses, worms and intrusions — can impact every measure of performance, including information security, speed, reliability and customer confidence. Unlike traditional security strategies that can negatively impact performance, Akamai’s approach is designed to allow for proactive monitoring and rapid response to security incidents and anomalies. We rely on both built-in defense mechanisms and the ability to route traffic around potential security issues so performance may not be compromised. Perhaps most significantly, our distributed network of thousands of servers is designed to eliminate a single point of failure and can reduce the impact of security attacks.

Functionality. Websites have become increasingly dynamic, complex and sophisticated. To meet these challenges, we have added solutions through both internal investment and acquisitions. These new solutions have included services designed to help our customers accelerate dynamic content and applications; more effectively manage their online media assets; and improve the quality of their online advertising initiatives.

Our Core Solutions

We offer application performance services, services and solutions for digital media and software distribution and storage, content and application delivery, online advertising-related services and other specialized Internet-based offerings.

Application Performance Solutions

Akamai’s Application Performance Solutions are designed to improve the performance of highly dynamic applications used by enterprises to connect with their employees, suppliers and customers. Traditionally, this market has been addressed primarily by hardware and software products. We believe our managed service approach offers a more cost-effective and comprehensive solution in this area without requiring customers to make significant infrastructure investments. In addition to reducing infrastructure costs, our Application Performance Solutions are intended for customers that want to offer effective and reliable portal applications and other Web-based systems for communicating with their customers, employees and business partners. Our Application Performance Solutions consist of the following:

Web Application Accelerator

Our Web Application Accelerator service is designed to improve the performance of Web-based applications through a combination of dynamic caching, routing and connection optimization and compression of content before it is sent. This service is appropriate for companies involved in technology, business services, travel and leisure, manufacturing and other industries where there is a movement to Internet-based communication with remote customers, suppliers and franchisees. Enterprise customers are using the Web Application Accelerator service to run applications such as online airline reservations systems, training tools, customer relationship management and human resources applications. Akamai’s Web Application Accelerator is designed to allow enterprise customers and their remote customers, suppliers and franchisees to enjoy more reliable performance through connection and route optimization techniques that avoid problem spots on the Internet and otherwise accelerate application performance without the enterprise customer needing to undertake significant internal infrastructure build-out.

IP Application Accelerator

With a growing global workforce accessing IP-based applications online and from mobile devices, enterprises that rely on such applications find high quality and performance to be crucial. Examples of IP-based applications include voice over IP calling, email hosting services and sales order processing tools. While enterprises have been using the Internet to support communication needs for Web-based applications for some time, businesses are increasingly relying on the Internet to support connection needs for IP-based applications. Akamai’s IP Application Accelerator solution is designed to address core Internet weaknesses to optimize the performance, availability and real-time sensitivity associated with IP-enabled applications delivered over Internet-related protocols such as SSL, IPSec, UDP and FTP. IP Application Accelerator uses Akamai’s global network of servers and optimized routing and connection technologies to improve the stability and reliability of connections between end users and the IP-based application.

Digital Asset Solutions

The Internet provides end users with access to new and varied types of media, and content providers continue to seek ways to monetize the content they offer. Akamai’s Digital Asset Solutions are designed to enable enterprises to execute their large file management and distribution strategies by improving the end-user experience, boosting reliability and scalability and reducing the cost of Internet-related infrastructure. Within our Digital Asset Solutions, customers can choose from the following:

Akamai Media Delivery

As the demand for Internet access to music, movies, games, streaming news, sports events and social networking communities grows, there are many challenges to profitably offering media assets online, particularly with respect to user-generated content. In particular, media companies need cost-effective means to deliver large files to millions of users in different formats compatible with multiple end-user devices and platforms. Akamai Media Delivery addresses these challenges by delivering media content on behalf of our customers. By relying on our technology, customers are able to bypass internal constraints such as traditional server and bandwidth limitations to better handle peak traffic conditions and provide their site visitors with access to larger file sizes. We support all major streaming formats, and our technology and breadth of deployment provide capacity levels that individual enterprises or other outsourced providers may not be able to cost-effectively replicate on their own. Complementary features include digital rights management protections, storage, media management tools and reporting functionalities.

Our Akamai Media Delivery solution is primarily used by companies in the following industries: entertainment, including television, radio, sports, music and media; gaming; social networking; and Internet search/portal access. The solution can accommodate the many different business models used by our customers including pay-per-view, subscription, advertising and syndication.

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

Stream OS

Stream OS is a Web-based suite of configurable tools that enables publishing of rich media to the Web. Stream OS can be used with all major media formats, software downloads and delivery of electronic documents and incorporated tools such as:

•	Content Manager for uploading, storing, managing and editing media files and information about those files;

•	RSS Manager for managing, delivering and distributing content via automatically-generated Really Simple Syndication, or RSS, feeds;

•	Tools for scheduling and provisioning live streaming events; and

•	Digital rights management and profile tools for targeting, protecting and controlling the distribution of content based on business rules, licensing terms, geography and other criteria.

Stream OS customers include all types of media content owners seeking to reach consumers over the Web, including sports leagues, music companies and broadcasters of news, sports and other forms of entertainment.

Advertising Decision Solutions (ADS)

Akamai ADS is designed to enable more effective online advertising by helping advertisers reach their target audiences. Our solutions are intended to address some of the fundamental challenges in the advertising industry today — enabling advertisers, agencies, publishers, and networks to buy and sell advertising in an effective, scalable, easy-to-use way. At the same time, our platform is architected so that none of the user data tracked by us consists of personally identifiable information; therefore, customers can maintain the integrity of their data and privacy policies.

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

Our Dynamic Site Solutions include advanced site delivery service features such as:

•	Secure Content Distribution — distribution of content over the Internet using SSL transport, a protocol to secure transmission of content over the Internet.

•	Site Failover — delivery of default content in the event that the primary, or source, version of the website of a customer becomes unavailable.

•	Content Targeting — a feature that enables content providers to deliver localized content, customized store-fronts, targeted advertising and adaptive marketing to their customers.

•

EdgeComputing — a service that enables enterprises to deliver Java (J2EE) Web applications that scale on demand and are designed to perform more quickly and reliably than a customer’s own internal information technology, or IT, infrastructure.

•	Cache Optimization — features designed to enhance the cacheability of content including expiration dates and other parameters for the handling of stored content.

•	Compression — compression of content before it is sent to an end user in an effort to reduce transfer times for users.

•

Capacity On-Demand — offers dynamic load-balancing decisions that are based on real-time analysis of an end user’s location, Internet conditions, server and data center infrastructure capacity and overall demand.

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

EdgeControl tools are Web-portal based and can be integrated with existing enterprise management systems, allowing our customers to manage their distributed content and applications. EdgeControl also allows integration with third-party network management tools, including those offered by IBM, Hewlett-Packard and BMC Software. Having created one of the industry’s first commercially proven utility computing platforms, Akamai now provides a global network of servers that can be utilized by customers for troubleshooting, monitoring and reporting, all based on their individual business requirements.

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

Our Technology and Network

Our expansive network infrastructure and sophisticated technology are the foundation of our services. We believe Akamai has deployed the world’s largest globally distributed computing platform, with more than 40,000 servers located in more than 900 networks around the world. Applying our proprietary technology, we deliver our customers’ content and computing applications across a system of widely distributed networks of servers; the content and applications are then processed at the most efficient places within the network. Servers are deployed in networks ranging from large, backbone network providers to medium and small ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have more than 1,000 peering relationships that provide us with direct paths to end user networks, which reduces data loss, while also potentially giving us more options for delivery at reduced cost.

To make this wide-reaching deployment effective, we use specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet, regardless of global or local traffic conditions. Dedicated professionals staff our Network Operations Control Center on a 24/7 basis to monitor and react to Internet traffic patterns and trends. We frequently deploy enhancements to our software globally to introduce new service offerings, which are designed to improve the effectiveness of our network. Technology updates are efficiently replicated across our system. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid growth without the need for an expensive and complex internal infrastructure.

Business Segments and Geographic Information

We operate in one industry segment: providing services for accelerating and improving delivery of content and applications over the Internet. For the years ended December 31, 2008, 2007 and 2006, approximately 25%, 23% and 22%, respectively, of our total revenues was derived from our operations outside the United States, of which 18%, 17% and 18% of overall revenues, respectively, was derived from Europe. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. For more segment and geographic information, including total long-lived assets for each of the last two fiscal years, see our consolidated financial statements included elsewhere in this annual report on Form 10-K, including Note 19 thereto.

Customers

Our customer base is centered on enterprises. As of December 31, 2008, our customers included many of the world’s leading corporations, including Adobe, Apple, Audi, Best Buy, Burger King, EMC, Hitachi, L’Oreal, Microsoft, MTV Networks, MySpace, the National Basketball Association, Nintendo, SAP and Victoria’s Secret. We also actively sell to government agencies. As of December 31, 2008, our public sector customers included the Federal Emergency Management Agency, the National Center for Missing and Exploited Children, the U.S. Air Force, the U.S. Department of Defense, the U.S. Food and Drug Administration and the U.S. Department of Labor. No customer accounted for 10% or more of total revenues for the years ended December 31, 2008, 2007 or 2006. Less than 10% of our total revenues in each of the years ended December 31, 2008, 2007 and 2006 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenues in 2009.

Sales, Service and Marketing

Our sales and service professionals are located in 20 offices in the United States, Europe and Asia. We market and sell our services and solutions domestically and internationally through our direct sales and services organization and through more than 100 active channel partners including Electronic Data Systems Corporation, IBM Corporation, Verizon and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales- and marketing-focused alliances with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales and service organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2008, we had approximately 720 employees in our sales and support organization, including 142 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient global sales, technical and services personnel, and how well we establish and maintain our reseller and strategic alliances. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances and on-going customer communication programs. As of December 31, 2008, we had 50 employees in our global marketing organization, which is a component of our sales and support organization.

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers’ needs and market demand. As of December 31, 2008, we had approximately 390 research and development engineers, many of whom hold advanced degrees in their fields. Our research and development expenses were $39.2 million, $44.1 million and $33.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, for each of the years ended December 31, 2008, 2007 and 2006, we capitalized $23.9 million, $17.8 million and $11.7 million, respectively, net of impairments, of external consulting and payroll and payroll-related costs related to the development of internal-use software used by us to deliver our services and operate our network. Additionally, during the years ended December 31, 2008, 2007 and 2006, we capitalized $7.4 million, $6.4 million and $4.3 million, respectively, of stock-based compensation attributable to our research and development personnel.

Competition

The market for our services is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition for our services to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•	performance of services;

•	return on investment in terms of cost savings and new revenue opportunities for our customers;

•	reduced infrastructure complexity;

•	sophistication and functionality of our offerings;

•	scalability;

•	ease of implementation and use of service;

•	customer support; and

•	price.

We compete primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. Some of our competitors also resell our services. Other companies have recently emerged that offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the Internet. In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an externally-managed services provider like Akamai.

With respect to our new ADS offerings, we compete with a range of other companies that provide targeted advertising solutions. At the same time, some of the companies that offer competitive solutions have entered into strategic agreements with us that we believe are mutually beneficial. We compete on the basis of our technology, the availability of our data co-operative, our predictive analytics capabilities, the ability to leverage existing business relationships and price.

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

Employees

As of December 31, 2008, we had a total of approximately 1,500 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

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

We compete in markets that are intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Some of our existing resellers are competitors. If one or more other resellers that generate substantial revenues for us were to terminate our relationship or become a competitor or a reseller for a competitor, our business could be adversely affected. Other competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge. Given the relative ease with which some customers can potentially switch to another content delivery network provider, any differentiated offerings or lower pricing by competitors could lead to a rapid loss of customers. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer. Increased competition could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

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

In recent quarters, we have lowered the prices we charge many of our customers for our content delivery services in order to remain competitive. This has been particularly true for the digital media services. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. In addition, our operating expenses have increased on an absolute basis in each of 2006, 2007 and 2008. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to new or existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability at recent levels or at all.

We believe our revenue growth rate will decline in 2009 as a result of a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels and macroeconomic factors affecting certain aspects of our business. We also believe our operating margins will decrease because we have large fixed expenses and expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. As a result, we may not be able to continue to maintain our current level of profitability in 2009 or on a quarterly or annual basis thereafter. We announced a restructuring in November 2008 that included termination of the employment of approximately seven percent of our global workforce, which resulted in a charge of approximately $2.5 million in 2008. There is no guarantee that the restructuring will be sufficient to improve the alignment of our expenses with revenues or that future restructurings will not be required. Therefore, we will need to generate higher revenues to maintain profitability at recent levels or at all.

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

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. In particular, weakness in the online advertising market has affected and could continue to affect the success of our ADS initiatives and could have a negative impact on our media and other customers. To the extent customers are unable to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver on their behalf. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions which, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

Our failure to manage growth, diversification and changes to our business could harm us.

We have continued to grow, diversify and evolve our business both in the United States and internationally. It is unclear, however, whether such growth will continue. In the event of a slowing in our rate of growth, we must also address the challenges of establishing an appropriate organizational size while maintaining the quality of our services. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future personnel needs, our business may be adversely affected.

As our business evolves, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To effectively manage our technical support infrastructure, we will need to continue to upgrade and improve our data systems, billing systems and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and organization in a timely and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

Any unplanned interruption in the functioning of our network or services could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, affected customers will be entitled to credits. Our network or services could be disrupted by numerous events, including natural disasters, unauthorized access to our servers, failure or refusal of our third-party network providers to provide the necessary capacity, power losses and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. Although we have taken steps to prevent such disruptions, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our security measures will be effective, or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation.

We may have insufficient transmission and server capacity, which could result in interruptions in our services and loss of revenues.

Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. In addition, our distributed network must be sufficiently robust to handle all of our customers’ traffic. We believe that, absent extraordinary circumstances, we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us or at all, our business and financial results could suffer. We may not be able to deploy on a timely basis enough servers to meet the needs of our customer base or effectively manage the functioning of those servers. In addition, damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value and divert management attention.

In late 2006 and early 2007, we acquired Nine Systems Corporation, or Nine Systems, Netli and Red Swoosh. Additionally, we completed the acquisition of acerno in November 2008. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. Acquisitions are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition. If we are not successful in completing acquisitions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash, as in the acerno acquisition, or, as in the Nine Systems, Netli and Red Swoosh acquisitions, dilutive issuances of securities.

Our stock price has been volatile.

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	introduction of new products, services and strategic developments by us or our competitors;

•	business combinations and investments by us or our competitors;

•	variations in our revenue, expenses or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of public market analysts;

•	unfavorable media coverage;

•	macro-economic factors;

•	our customers’ inability to access equity and credit markets;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our ability to provide new and innovative solutions is important to our future growth; other companies are also looking to offering Internet-related solutions, such as cloud computing, to generate growth. These other companies may develop technological or business model innovations in the markets we seek to address that are, or are perceived to be, equivalent or superior to our services. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for our services. Our operating results depend on our ability to adapt to market changes and develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do and, consequently, loss by us of market share, revenues and earnings.

If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, such as those made in connection with our restructuring charges, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

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

A substantial portion of our marketable securities are invested in auction rate securities. Continued failures in the auctions for these securities may affect our liquidity.

We held $287.1 million in par value of auction rate securities, or ARS, as of December 31, 2008, which represented approximately 47% of our total short- and long-term marketable securities of $615.6 million as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, which might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material.

If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is increasing competition for talented individuals in the regions in which our primary offices are located. This affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term. We compensate our officers and employees in part through equity incentives, including stock options. A significant portion of these stock options held by our officers and employees have exercise prices in excess of the current market price of our common stock, which has diminished the retentive value of such options. The loss of the services of any of our key employees could hinder or delay the implementation of our business model and the development and introduction of, and negatively impact our ability to sell, our services.

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

We have agreed to indemnify our customers if our services infringe specified intellectual property rights; therefore, we could become involved in litigation brought against customers if our services and technology are implicated. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers could result in substantial costs and diversion of resources and require us to do one or more of the following:

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believe are infringing our intellectual property rights. Such lawsuits can be expensive and require a significant amount of attention of our management and technical personnel, and the outcomes are unpredictable. Monitoring unauthorized use of our services is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

If our license agreement with MIT terminates, our business could be adversely affected.

We have licensed from MIT technology that is covered by various patents, patent applications and copyrights relating to Internet content delivery technology. Some of our core technology is based in part on the technology covered by these patents, patent applications and copyrights. Our license is effective for the life of the patents and patent applications; however, under limited circumstances, such as a cessation of our operations due to our insolvency or our material breach of the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business.

We face risks associated with international operations that could harm our business.

We have operations in numerous foreign countries and may continue to expand our sales and support organizations internationally. Such expansion could require us to make significant expenditures. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

•	uncertainty regarding liability for content or services;

•	adjusting to different employee/employer relationships and different regulations governing such relationships;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

Any failure to meet our debt obligations would damage our business.

We have long-term debt. As of December 31, 2008, our total long-term debt was $199.9 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

Federal, state, foreign and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from our customers, visitors to their websites and others. In addition, we have and post on our website our own privacy policy concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy- related laws, government regulations or directives, or industry self-regulatory principles could result in damage to our reputation or proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

A large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concern data privacy and retention issues related to our business, particularly the advertising-related services we have begun to offer. It is not possible to predict whether, when, or the extent to which such legislation may be adopted. In addition, the interpretation and application of user data protection laws are currently unsettled. These laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Internet-related and other laws could adversely affect our business.

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of an of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. Local tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes in those jurisdictions, which could adversely affect our continued profitability. We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to reflect our total actual liability. Congress has been contemplating net neutrality legislation. The adoption of laws regulating the operation of the Internet could affect our business. As a government contractor, we are also subject to numerous laws and regulations. If we fail to comply with applicable requirements, then we could face penalties, contract terminations and damage to our reputation. We also may be required to devote substantial resources to the development and improvement of procedures to ensure compliance with applicable regulations.

If our ability to deliver media files in popular proprietary content formats were to become restricted or cost-prohibitive, demand for our content delivery services could decline, we could lose customers and our financial results could suffer.

Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe® Flash® or Windows® Media®, was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.

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

If we seek to acquire significant businesses or technologies or require more cash to fund our future plans, we may need to obtain funding from outside sources. The current economic environment makes it difficult for companies to obtain financing, particularly raising debt financing or implementing credit facilities. Therefore, we may not be able to raise additional capital, which could limit future actions we may want to take. Even if we were to find outside funding sources, we might be required to issue securities with greater rights than the securities we have outstanding today or issue debt that places restrictions on our future activities. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

A class action lawsuit has been filed against us and an adverse resolution of such action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved.

We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. See Note 11 to the financial statements included elsewhere in this annual report on Form 10-K for more information. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

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

Our headquarters are located in approximately 175,000 square feet of leased office space in Cambridge, Massachusetts; the leases for such space are scheduled to expire in December 2019. Of this space, we have subleased approximately 12,000 square feet to another company. Our primary west coast office is located in approximately 67,000 square feet of leased office space in San Mateo, California; the lease for such space is scheduled to expire in October 2015. We maintain offices in several other locations in the United States, including in or near each of Los Angeles and San Diego, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington. We also maintain offices in Europe and Asia in or near the following cities: Bangalore, India; Beijing, China; Munich, Germany; Paris, France; London, England; Tokyo, Japan; Singapore; Madrid, Spain; Sydney, Australia; Milan, Italy; Stockholm, Sweden; and Seoul, South Korea. All of our facilities are leased. The square footage amounts above are as of December 31, 2008. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, we are a party to the litigation described below.

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of our Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. We believe that we have meritorious defenses to the claims made in the complaint, and we intend to contest the lawsuit vigorously. An adverse resolution of this action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved. We are not presently able to estimate potential losses, if any, related to this lawsuit.

In addition, on or about October 3, 2007, Vanessa Simmonds, a purported Akamai shareholder, filed a complaint in the United States District Court for the Western District of Washington, against the underwriters involved in our 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action, but has no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. We do not expect the results of this action to have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on The NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ Global Select Market:

	High	Low
Fiscal 2007:
First Quarter	$59.69	$46.60
Second Quarter	$56.25	$41.02
Third Quarter	$50.98	$27.75
Fourth Quarter	$41.45	$28.26

Fiscal 2008:
First Quarter	$36.00	$25.06
Second Quarter	$40.90	$29.02
Third Quarter	$35.72	$14.60
Fourth Quarter	$17.95	$9.25

As of February 25, 2009, there were 698 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in 2008.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statement of operations and balance sheet data for all periods presented is derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K or in annual reports on Form 10-K for prior years on file with the Commission.

Statements of operations data for the years ended December 31, 2005 and 2004 included a loss on early extinguishment of debt of $1.4 million and $6.8 million, respectively, as a result of our repurchase of $56.6 million and $169.4 million in aggregate principal amount of our 5 1/2% convertible subordinated notes, respectively, in those years.

In 2005, we acquired Speedera Networks, Inc., or Speedera, which was accounted for under the purchase method of accounting, for a purchase price of $142.2 million, comprised primarily of our common stock. We allocated $137.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income from operations for the years ended December 31, 2005, 2006, 2007 and 2008 included $5.1 million, $8.3 million, $7.4 million and $6.1 million, respectively, for the amortization of other intangible assets related to this acquisition.

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

In December 2003 and January 2004, we issued $200.0 million in aggregate principal amount of our 1% senior convertible notes due December 15, 2033, which we refer to as our 1% senior convertible notes, for proceeds of $194.1 million net of offering expenses. Additionally, in 2005, we completed an equity offering of 12.0 million shares of our common stock at a price of $16.855 per share for proceeds of $202.1 million, net of offering expenses.

On January 1, 2006, we adopted, on a modified prospective basis, the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” or SFAS No. 123R, which requires us to record compensation expense for employee stock awards at fair value at the time of grant. As a result, our stock-based compensation expense increased significantly in 2006 as compared to prior years, causing our net income to decrease significantly as well. For the year ended December 31, 2006, our pre-tax stock-based compensation expense was $49.6 million.

In 2006, we acquired Nine Systems for a purchase price of $157.5 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $168.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income from operations for the years ended December 31, 2006, 2007 and 2008 included $0.1 million, $3.3 million and $4.1 million, respectively, for the amortization of other intangible assets related to this acquisition.

In March 2007, we acquired Netli for a purchase price of $154.4 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $148.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income from operations for the years ended December 31, 2007 and 2008 included $0.7 million and $3.1 million, respectively, for the amortization of other intangible assets related to this acquisition.

In April 2007, we acquired Red Swoosh for a purchase price of $18.7 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $16.9 million of the cost of this acquisition to goodwill and other intangible assets. Net income from operations for the year ended December 31, 2008 included $0.1 million for the amortization of other intangible assets related to this acquisition.

In November 2008, we acquired acerno for a purchase price of $90.7 million in cash, of which $5.8 million was subsequently paid in the first quarter of 2009. This acquisition was accounted for under the purchase method of accounting. We allocated $99.7 million of the cost of this acquisition to goodwill and other intangible assets. Net income from operations for the year ended December 31, 2008 included $0.5 million for the amortization of other intangible assets related to this acquisition.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$790,924	$636,406	$428,672	$283,115	$210,015
Total costs and operating expenses	578,660	491,478	345,566	209,740	161,048
Operating income	212,264	144,928	83,106	73,375	48,967
Net income	145,138	100,967	57,401	327,998	34,364
Net income per weighted average share:
Basic	$0.87	$0.62	$0.37	$2.41	$0.28
Diluted	$0.79	$0.56	$0.34	$2.11	$0.25
Weighted average shares used in per share calculation:
Basic	167,673	162,959	155,366	136,167	124,407
Diluted	186,685	185,094	176,767	156,944	146,595

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and unrestricted marketable securities	$768,014	$629,895	$430,247	$309,574	$103,763
Restricted marketable securities	3,613	3,613	4,207	4,555	4,654
Working capital	401,453	606,667	285,409	293,122	61,903
Total assets	1,880,951	1,656,047	1,247,932	891,499	182,743
Other long-term liabilities	11,870	9,265	3,657	3,565	3,035
1% convertible senior notes	199,855	199,855	200,000	200,000	200,000
5 1/2% convertible subordinated notes	—	—	—	—	56,614
Total stockholders’ equity (deficit)	$1,568,770	$1,358,552	$954,693	$624,214	$(125,931)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our increase in net income in 2008 as compared to 2007 and 2006 reflects the success of our efforts to increase our monthly and annual recurring revenues while limiting the expenses needed to support such growth. The following sets forth, as a percentage of revenues, consolidated statements of operations data for the years indicated:

	2008	2007	2006
Revenues	100%	100%	100%

Cost of revenues	28	26	22
Research and development	5	7	8
Sales and marketing	21	23	28
General and administrative	17	19	21
Amortization of other intangible assets	2	2	2
Restructuring charge (benefit)	—	—	—

Total costs and operating expenses	73	77	81

Income from operations	27	23	19
Interest income	3	4	4
Interest expense	—	—	(1)
Other income (expense), net	—	—	—
Gain (loss) on investments, net	—	—	—
Loss on early extinguishment of debt	—	—	—

Income before provision for income taxes	30	27	22
Provision for income taxes	11	11	9

Net income	19%	16%	13%

We were profitable for fiscal years 2008, 2007 and 2006; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2008, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would lead to increased revenues.

•

During each quarter of 2008, unit prices offered to some new and existing customers declined, including contracts signed with certain customers at higher committed service levels that reflected volume discounts. Additionally, increased competition from new entrants into the market that are willing to use low unit prices as a method of differentiation contributed to these price declines. If we continue to experience decreases in unit prices for new and existing customers, our operating profit percentage could decrease.

•

During each quarter of 2008, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continue to invest in internal-use software development to improve the performance and efficiency of our network. Due to increased traffic delivered over our network, however, our total bandwidth costs increased during these quarters. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, but we anticipate continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase in excess of our expectations in 2009.

•

During each quarter of 2008, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to those in prior years if our customer base continues to grow.

•

During the year ended December 31, 2008, revenues derived from customers outside the United States accounted for 25% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 25% and 30% in 2009.

•

As of January 1, 2006, we adopted SFAS No. 123R, which requires us to record compensation expense for employee stock awards at fair value at the time of grant. For the years ended December 31, 2008, 2007 and 2006, our stock-based compensation expense was $57.9 million, $66.6 million and $49.6 million, respectively. We expect that stock-based compensation expense will continue at the current level, because we have a significant number of unvested employee awards outstanding that we expect will be offset by grants of stock-based compensation awards in the future at lower fair values than those previously granted. As of December 31, 2008, our total unrecognized compensation costs for stock-based awards were $75.9 million, which we expect to recognize as expense over a weighted average period of 1.2 years. This expense is expected to be recognized through 2012.

•

Depreciation and amortization expense related to our network equipment and internal-use software development costs increased by $18.1 million during 2008 as compared to 2007. Due to expected future purchases of network equipment during 2009, we believe that depreciation expense related to our network equipment will continue to increase in 2009. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase in 2009 as compared to 2008.

•

As of December 31, 2008, we have recorded a pre-tax cumulative unrealized loss in stockholders’ equity of $38.1 million related to the temporary impairment of our marketable security investments and $12.9 million of realized loss in our statement of operations related to the other-than-temporary impairment of our investments in auction rate securities, or ARS. We also recorded a realized gain of $12.5 million related to an agreement we entered into with one of our investment advisors. Under the terms of the agreement, the investment advisor agreed to repurchase, in June 2010, the ARS it previously sold to us. The gain represented by the put option incorporated into this agreement was included in gain (loss) on investments, net in our statement of operations. Based upon our cash, cash equivalents and marketable securities balance of $771.6 million and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during 2009. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•

During the year ended December 31, 2008, our effective income tax rate was 38.1%. While we expect our annual effective income tax rate to remain relatively consistent during 2009, we do not expect to make significant cash tax payments due to the continued utilization of our deferred tax assets.

In November 2008, we announced a workforce reduction affecting 110 employees across all functional areas. We recorded $2.0 million as a restructuring charge for the amount of one-time benefits provided to affected employees. Included in these costs is a net reduction in non-cash stock-based compensation of $0.8 million, reflecting a modification to certain stock-based awards previously granted to affected employees. Additionally, in December 2008, in connection with excess and vacated facilities under long-term non-cancelable leases, we recorded $0.5 million as a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities. We expect that $1.7 million of these liabilities will be paid in 2009.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this annual report on Form 10-K, we expect to continue to generate net income on a quarterly and annual basis during 2009; however, our future results are likely to be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this annual report on Form 10-K, including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	offset unit price declines for our services with higher volumes of traffic delivered on our network as well as increased sales of our value-added solutions;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues.

As a result, there is no assurance that we will achieve our expected financial objectives, including generating positive net income, in any future period.

Application of Critical Accounting Policies and Estimates

Overview

Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, capitalized internal-use software costs, goodwill and other intangible assets, tax reserves, impairment and useful lives of long-lived assets, loss contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates. For a complete description of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Definitions

We define our “critical accounting policies” as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.

Review of Critical Accounting Policies and Estimates

Revenue Recognition:

We recognize service revenue in accordance with the Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We primarily derive revenues from the sale of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly, quarterly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly, quarterly or annual minimum. For these services, we recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our service exceed the monthly minimum, we recognize revenue for such excess usage in the period of the usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.

We typically charge customers an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive income from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue when the event or usage has occurred.

When more than one element is contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate elements. Fair value is generally determined based upon the price charged when the element is sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period commencing when all services have begun to be provided. For most multi-element service arrangements we have entered into to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the related service period commencing when we have begun to provide all services ordered.

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

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; prepayments made by customers for future periods; deferred installation and activation set-up fees; and amounts billed under customer arrangements with extended payment terms.

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

Valuation and Impairment of Investments and Marketable Securities:

Effective January 1, 2008, we implemented SFAS No. 157, “Fair Value Measurement,” or SFAS No. 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS No. 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We periodically evaluate whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in our portfolio, if, among other things, relevant information related to our investments and marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

Included in our short- and long-term marketable securities at December 31, 2008 and 2007 are ARS that are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that is designed to occur every seven to 35 days. Historically, the carrying value (par value) of ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended December 31, 2008, however, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the long-term nature of the underlying student loan bonds and the failure of the auction process to provide a current market, we classified these investments as long-term on our consolidated balance sheet as of December 31, 2008.

In light of these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of December 31, 2008 assumes a weighted average discount rate of 6.275% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of December 31, 2008, we have estimated an aggregate loss of $50.1 million, of which $37.2 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $12.9 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statement of operations.

Despite the failed auctions, we continue to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, except for ARS with respect to which we have entered into an agreement allowing us to sell such ARS in June 2010, we have the intent and ability to hold our ARS until a recovery of the impairment because we believe we have sufficient cash and other marketable securities on-hand and from projected cash flows from operations such that we do not anticipate a need to sell our ARS prior to a recovery to par value. See “Liquidity and Capital Resources” below.

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

Goodwill and Other Intangible Assets:

We test goodwill for impairments on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We concluded that we had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of December 31, 2008 and 2007. The fair value of the reporting unit was determined using our market capitalization as of December 31, 2008 and 2007. We performed an impairment test of goodwill as of each of December 31, 2008 and December 31, 2007. These tests did not result in an impairment of goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks and non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the economic value derived from the related intangible assets. Goodwill is carried at its historical cost.

Loss Contingencies:

We define a loss contingency as a condition involving uncertainty as to a possible loss related to a previous event that will not be resolved until one or more future events occur or fail to occur. Our primary loss contingencies relate to pending or threatened litigation. We record a liability for a loss contingency when we believe that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When we believe the likelihood of a loss is less than probable and more than remote, we do not record a liability. Material loss contingencies are disclosed in the notes to our consolidated financial statements.

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

We currently have significant deferred tax assets, comprised of net operating loss, or NOL, carryforwards, tax credit carryforwards and deductible temporary differences. Our management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will not be realized.

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

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, we had unrecognized tax benefits of $2.1 million, including accrued interest and penalties, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2008, we had unrecognized tax benefits of $6.1 million, including accrued interest and penalties.

Accounting for Stock-Based Compensation:

We account for stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods because of adjustments to the calculation of such assumptions based upon the guidance of SFAS No. 123R and Staff Accounting Bulletin No. 107, “Share-Based Payment.” Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted.

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

Results of Operations

Revenues. Total revenues increased 24%, or $154.5 million, to $790.9 million for the year ended December 31, 2008 as compared to $636.4 million for the year ended December 31, 2007. Total revenues increased 48%, or $207.7 million, to $636.4 million for the year ended December 31, 2007 as compared to $428.7 million for the year ended December 31, 2006. The increases in revenue during the years presented were primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as increases in traffic and additional services sold to new and existing customers. Increased sales to existing customers contributed to increases in the average revenue per customer during each year, partially offset by reduced unit prices offered to new and renewing customers. We believe that the continued growth in use of the Internet by businesses and consumers was the principal factor driving increased purchases of our services. We expect this trend to continue in 2009 but at lower rates of growth due to general economic conditions and a leveling off of the rate of increased growth in use of the Internet. Also contributing to the increase in revenues for the years ended December 31, 2008 and 2007 were revenues generated through our acquisitions of acerno, which added $6.9 million of revenue during the fourth quarter of 2008, Netli, Nine Systems and Red Swoosh. As of December 31, 2008, we had 2,858 customers under recurring revenue contracts as compared to 2,645 at December 31, 2007 and 2,347 at December 31, 2006.

For 2008 and 2007, 25% and 23%, respectively, of our total revenues was derived from our operations located outside of the United States, of which 18% and 17% of total revenues, respectively, was derived from operations in Europe. For 2006, 22% of our total revenues was derived from our operations located outside of the United States, of which 18% of total revenues was derived from operations in Europe. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales to increase slightly as a percentage of our total sales in 2009 as compared to prior years. Resellers accounted for 16% of revenues in 2008, 18% in 2007 and 20% in 2006. For 2008, 2007 and 2006, no single customer accounted for 10% or more of total revenues.

Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and stock-based compensation expense for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software.

Cost of revenues was comprised of the following (in millions):

	For the Years Ended December 31,
	2008	2007	2006
Bandwidth, co-location and storage fees	$136.8	$103.2	$59.2
Payroll and related costs of network operations personnel	10.8	8.8	5.8
Stock-based compensation	2.4	3.3	2.0
Depreciation and impairment of network equipment	55.2	41.1	19.4
Amortization of internal-use software	17.4	11.0	7.7

Total cost of revenues	$222.6	$167.4	$94.1

Cost of revenues increased 33%, or $55.2 million, to $222.6 million for the year ended December 31, 2008 as compared to $167.4 million for the year ended December 31, 2007. Cost of revenues increased 78%, or $73.3 million, to $167.4 million for the year ended December 31, 2007 as compared to $94.1 million for the year ended December 31, 2006. These increases were primarily due to an increase in the amounts paid to network providers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and increases in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure. Additionally, in 2008, 2007 and 2006, cost of revenues included stock-based compensation expense; such expense decreased by $0.9 million in 2008 as compared to 2007 and increased by $1.4 million in 2007 as compared to 2006. Cost of revenues during 2008, 2007 and 2006 also included credits received of approximately $3.3 million, $3.4 million and $1.5 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, will vary.

We have long-term purchase commitments for bandwidth usage and co-location with various networks and Internet service providers. For the years ending December 31, 2009 and 2010, the minimum commitments related to bandwidth usage and co-location services are approximately $42.4 million and $8.0 million, respectively.

We believe cost of revenues will increase in 2009. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for 2009, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test, deploy and enhance our services and our network. Research and development costs are expensed as incurred, except for certain internal-use software development costs eligible for capitalization. During the years ended December 31, 2008, 2007 and 2006, we capitalized software development costs of $23.9 million, $17.8 million and $11.7 million, respectively, net of impairments. These development costs consisted of external consulting, payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, for the years ended December 31, 2008, 2007 and 2006, we capitalized as internal-use software $7.4 million, $6.4 million and $4.3 million, respectively, of non-cash stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses decreased 11%, or $4.9 million, to $39.2 million for the year ended December 31, 2008 as compared to $44.1 million for the year ended December 31, 2007. Research and development expenses increased 33%, or $11.0 million, to $44.1 million for the year ended December 31, 2007, as compared to $33.1 million for the year ended December 31, 2006. The research and development expense decrease in 2008 as compared to 2007 was due to decreases in stock-based compensation expense and travel costs as well as an increase in amount of costs capitalized as internal-use software, partially offset by an increase in payroll and related costs resulting from higher headcount. The research and development expense increase in 2007 as compared to the prior year was due to increases in payroll and related costs resulting from higher headcount, as well as additional stock-based compensation expense.

The following table quantifies the net changes in the various components of our research and development expenses for the periods presented (in millions):

	Increase (Decrease) in Research and Development Expenses
	2008 to 2007	2007 to 2006
Payroll and related costs	$6.2	$12.5
Stock-based compensation	(4.6)	4.2
Capitalized salaries and other	(6.5)	(5.7)

Total net (decrease) increase	$(4.9)	$11.0

We believe that research and development expenses will increase in 2009 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our other service offerings.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 11%, or $16.8 million, to $164.4 million for the year ended December 31, 2008 as compared to $147.6 million for the year ended December 31, 2007. Sales and marketing expenses increased 23%, or $27.9 million, to $147.6 million for the year ended December 31, 2007 as compared to $119.7 million for the year ended December 31, 2006. The increase in sales and marketing expenses during these periods was primarily due to higher payroll and related costs, particularly commissions for sales and marketing personnel, attributable to revenue growth and as a result of higher marketing-related costs, particularly for the year ended December 31, 2008, as compared to the year ended December 31, 2007.

The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	Increase (Decrease) in Sales and Marketing Expenses
	2008 to 2007	2007 to 2006
Payroll and related costs	$8.8	$12.6
Stock-based compensation	—	7.8
Marketing and related costs	4.5	2.9
Other expense	3.5	4.6

Total net increase	$16.8	$27.9

We expect that sales and marketing expenses will increase in 2009 due to an expected increase in commissions on higher forecasted sales of our services, offset by a reduction in payroll and related costs due to a decrease in our sales and marketing personnel and other marketing costs such as advertising.

General and Administrative. General and administrative expenses consist primarily of the following components:

•

payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	depreciation of property and equipment we use internally;

•	fees for professional services;

•	rent and other facility-related expenditures for leased properties;

•	the provision for doubtful accounts;

•	insurance costs; and

•	non-income related taxes.

General and administrative expenses increased 12%, or $14.9 million, to $136.0 million for the year ended December 31, 2008 as compared to $121.1 million for the year ended December 31, 2007. General and administrative expenses increased 34% or $30.9 million, to $121.1 million for the year ended December 31, 2007 as compared to $90.2 million for the year ended December 31, 2006. The increase in general and administrative expenses during both periods was primarily due to an increase in payroll and related costs as a result of headcount growth. Additionally, facilities-related costs increased due to office expansions, and we incurred increased expenditures for professional services, particularly legal and consulting fees. This increase was offset by a decrease in stock-based compensation expense during 2008 in comparison to 2007.

The following table quantifies the net increase in various components of our general and administrative expenses for the periods presented (in millions):

	Increase (Decrease) in General and Administrative Expenses
	2008 to 2007	2007 to 2006
Payroll and related costs	$4.7	$7.8
Stock-based compensation	(3.2)	3.5
Non-income taxes	2.0	(0.5)
Facilities-related costs	3.6	5.2
Depreciation and amortization	3.2	3.4
Provision for doubtful accounts	(0.1)	1.2
Legal fees	0.4	6.9
Consulting and advisory services	1.1	0.8
Other expenses	3.2	2.6

Total net increase	$14.9	$30.9

We expect general and administrative expenses to increase in 2009 due to increased payroll and related costs attributable to increased hiring and an increase in rent and facilities costs, offset by an expected reduction in litigation-related expenses.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 22%, or $2.5 million, to $13.9 million for the year ended December 31, 2008 as compared to $11.4 million for the year ended December 31, 2007. Amortization of other intangible assets for the year ended December 31, 2007 increased by $2.9 million, or 35%, over amortization of other intangible assets in the year ended December 31, 2006 of $8.5 million. The increase in amortization of other intangible assets in 2008 as compared to 2007 was due to the amortization of intangible assets from the acquisitions of acerno in November 2008 and a full year of amortization of intangible assets from the Red Swoosh acquisition in April 2007. The increase in amortization of intangible assets in 2007 as compared to 2006 was due to the amortization of intangible assets from the acquisition of Netli in March 2007 and a full year of amortization of intangible assets from the Nine Systems acquisition in December 2006. Based on our currently-owned intangible assets, we expect amortization of other intangible assets to be approximately $16.7 million, $16.4 million, $16.4 million, $15.4 million and $12.6 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 4%, or $1.0 million, to $24.8 million for the year ended December 31, 2008 as compared to $25.8 million for the year ended December 31, 2007. Interest income increased 46%, or $8.1 million, to $25.8 million for the year ended December 31, 2007 as compared to $17.7 million for the year ended December 31, 2006. The decrease in 2008 as compared to 2007 was primarily due to a decrease in the interest rates, offsetting higher cash and marketable securities balances driven by an increase in our cash from operations. The increase in 2007 as compared to 2006 was primarily due to an increase in our total invested marketable securities as a result of an increase in our cash from operations.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 8%, or $0.3 million, to $2.8 million for the year ended December 31, 2008 compared to $3.1 million for the year ended December 31, 2007. Interest expense decreased 3%, or $85,000, to $3.1 million for the year ended December 31, 2007 compared to $3.2 million for the year ended December 31, 2006. Interest expense during these periods was primarily attributable to interest payable on the outstanding amount of our 1% convertible senior notes. Based upon our outstanding indebtedness at December 31, 2008, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $3.1 million in 2009.

Other Income (Expense), net. Other income (expense), net primarily represents net foreign exchange gains and losses incurred during the periods presented as well as gains on legal settlements. Other income, net decreased 13%, or $66,000, to other income, net of $0.5 million for the year ended December 31, 2008 as compared to other income, net of $0.5 million for the year ended December 31, 2007. Other income, net was $0.6 million for the year ended December 31, 2006. Other income, net for the year ended December 31, 2008 consisted of $0.5 million of foreign exchange gains and $4,000 of net gains on legal settlements. Other income, net of $0.5 million for the year ended December 31, 2007 consisted of approximately $35,000 of foreign exchange gains and $0.5 million of net gains on legal settlements. For the year ended December 31, 2006, other income, net of $0.6 million consisted of approximately $90,000 of foreign exchange losses, offset by $0.5 million of net gains on legal settlements. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings and other events.

Gain (Loss) on Investments, net. During the year ended December 31, 2008, we recorded a net loss on investments of $0.2 million, which reflects a loss of $12.9 million due to other-than-temporary impairments on marketable securities; a gain of $12.5 million realized on a put option received from one of our investment advisors in November 2008; and a gain of $0.2 million on the sale of marketable securities. During the years ended December 31, 2007 and 2006, we recorded a net gain on investments of $24,000 and $0.3 million, respectively, from the sale of marketable securities. We do not expect significant gains or losses on investments in 2009.

Loss on Early Extinguishment of Debt. During 2007, we recorded a loss on early extinguishment of debt in the amount of $3,000, as a result of conversions to common stock of $0.1 million in principal amount of our 1% convertible notes in August 2007 and $40,000 in principal amount of such notes in January 2007. We did not record any loss on the early extinguishment of debt in the 2006 or 2008.

Provision for Income Taxes. For the year ended December 31, 2008, our effective tax rate of 38.1% was higher than the 35% statutory federal income tax rate applicable to corporations due primarily to state income taxes and the effect of non-deductible stock-based compensation, partially offset by the benefit recorded for research and development tax credits. For the years ended December 31, 2007 and December 31, 2006, our effective tax rates of 40.0% and 41.5% respectively, were higher than the 35% statutory federal income tax rate due primarily to state income taxes and the effect of non-deductible stock-based compensation, partially offset by the benefit recorded for research and development tax credits.

Provision for income taxes increased by 33%, or $22.2 million, to $89.4 million for the year ended December 31, 2008 as compared to $67.2 million during the year ended December 31, 2007. Provision for income taxes increased by 64%, or $26.2 million, to $67.2 million for the year ended December 31, 2007 as compared to $41.1 million during the year ended December 31, 2006. These increases were primarily due to increases in our operating income.

While we expect our consolidated annualized effective tax rate in 2009 to remain relatively consistent with 2008, this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with SFAS No. 123R or any potential tax planning strategies. Our effective tax rate could be materially different depending on the nature and timing of the disposition of incentive and other employee stock options. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

Because of the availability of NOLs, a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid with respect to income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized. In determining our net deferred tax assets and valuation allowances, annualized effective tax rates, and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

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

As of December 31, 2008, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. treasury and government agency securities, commercial paper, corporate debt securities and student loan-backed ARS, totaled $771.6 million. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

We held approximately $287.1 million and $280.0 million in par value of ARS at December 31, 2008 and 2007, respectively. The ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the auction rate securities in our portfolio are mortgage-backed or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auctions, which failures continued throughout the rest of 2008. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2009. In November 2008, we entered into an agreement with one of our investment advisors that provides for the repurchase in June 2010 of $76.5 million of the ARS we hold if we have been unable to achieve liquidity with respect to such securities before that time.

Net cash provided by operating activities increased $106.5 million to $343.5 million for the year ended December 31, 2008 compared to $237.0 million for the year ended December 31, 2007. Cash provided by operating activities increased $104.2 million to $237.0 million for the year ended December 31, 2007 compared to $132.7 million for the year ended December 31, 2006. We expect that cash provided by operating activities will continue to increase as a result of an expected increase in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries and higher commissions. Current economic conditions could negatively impact our cash provided by operating activities if we are unable to manage our days sales outstanding or our business otherwise deteriorates.

Net cash used in investing activities was $364.4 million for the year ended December 31, 2008, compared to $226.7 million for the year ended December 31, 2007. Net cash used in investing activities was $205.6 million for the year ended December 31, 2006. Cash used in investing activities for 2008 reflects the purchase of acerno in November 2008 for $83.7 million, net purchases of short- and long-term marketable securities of $533.1 million and purchases of property and equipment of $115.4 million, including the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by the proceeds from the sales and maturities of short- and long-term marketable securities of $367.7 million. Net cash used in investing activities for 2007 reflects net purchases of short- and long-term marketable securities of $550.6 million and purchases of property and equipment of $100.5 million, including the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by the proceeds from the sales and maturities of short- and long-term marketable securities of $415.8 million and $7.9 million of net cash acquired through our acquisitions of Netli in March 2007 and Red Swoosh in April 2007. Additionally, net cash used in investing activities during 2007 included a decrease of $0.7 million in restricted investments previously held for security deposits. Net cash used in investing activities for 2006 reflects net purchases of short- and long-term investments of $395.9 million and purchases of property and equipment of $69.3 million, including the capitalization of internal-use software development costs. In addition, approximately $5.1 million of cash, including transaction costs, was used to acquire Nine Systems in December 2006. These purchases and investments were offset by the proceeds from the sales and maturities of short- and long-term securities of $264.3 million and a decrease of $0.4 million in restricted investments previously held for security deposits. For 2009, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 15% of total revenue for the year. We expect to fund such capital expenditures through cash generated from operations.

Cash provided by financing activities was $33.1 million for the year ended December 31, 2008, compared to $52.5 million for the year ended December 31, 2007. Cash provided by financing activities was $60.4 million for the year ended December 31, 2006. Cash provided by financing activities for the year ended December 31, 2008 included proceeds of $22.0 million from the issuance of common stock upon the exercise of stock options and the sale of shares under our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2008 also included $11.2 million related to excess tax benefits resulting from the exercise of stock options. Cash provided by financing activities was $52.5 million for the year ended December 31, 2007, compared to $60.4 million for the year ended December 31, 2006. Cash provided by financing activities for the year ended December 31, 2007 included proceeds of $31.6 million from the issuance of common stock upon the exercise of stock options and the sale of shares under our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2007 also included $20.9 million related to excess tax benefits resulting from the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2006 included proceeds of $27.9 million from the issuance of common stock upon the exercise of stock options and the sale of shares under our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2006 also included $32.5 million related to excess tax benefits resulting from the exercise of stock options.

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

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Years Ended December 31,
	2008	2007	2006
Cash, cash equivalents and marketable securities balance as of December 31, 2007, 2006 and 2005, respectively	$633.5	$434.5	$314.1

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	786.6	627.8	412.3
Payments to vendors	(366.4)	(319.0)	(197.5)
Payments for employee payroll	(184.2)	(179.6)	(134.6)
Realized loss on investments and other investment-related assets	(0.2)	—	—
Debt interest and premium payments	(2.0)	(2.0)	(2.0)
Stock option exercises and employee stock purchase plan issuances	22.0	31.6	27.9
Cash (used) acquired in business acquisitions	(83.7)	8.8	(4.5)
Unrealized loss on marketable securities, net of unrealized gains	(38.1)	—	—
Interest income	24.8	25.8	17.7
Taxes paid	(11.9)	(3.1)	(3.5)
Other	(8.8)	8.7	4.6

Net increase	138.1	199.0	120.4

Cash, cash equivalents and marketable securities balance as of December 31, 2008, 2007 and 2006, respectively	$771.6	$633.5	$434.5

As part of an agreement entered into with one of our investment advisors under which it agreed to repurchase $76.5 million of our ARS in June 2010, we were also offered the ability to enter into a line of credit that would be collateralized by the underlying ARS investments. In January 2009, the line of credit for $76.5 million was approved by the investment advisor. We have not yet used the line of credit.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2008, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
1% convertible senior notes assuming no early redemption or repurchases	$199.9	$—	$—	$—	$199.9
Interest on convertible notes outstanding assuming no early redemption or repurchases	50.0	2.0	4.0	4.0	40.0
Real estate operating leases	167.8	18.1	38.8	31.0	79.9
Bandwidth and co-location agreements	50.4	42.4	8.0	—	—
Open vendor purchase orders	15.0	15.0	—	—	—

Total contractual obligations	$483.1	$77.5	$50.8	$35.0	$319.8

In accordance with FIN No. 48, as of December 31, 2008, we had unrecognized tax benefits of $6.1 million, which included approximately $1.3 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2009. We are not, however, able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Letters of Credit

As of December 31, 2008, we had outstanding $8.6 million in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility leases. Approximately $3.6 million of these letters of credit are collateralized by restricted marketable securities, of which $3.4 million are classified as short-term marketable securities and $0.2 million are classified as long-term marketable securities on our consolidated balance sheet at December 31, 2008. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through May 2011. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third party licensees of our technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any significant liabilities related to such indemnification obligations in our financial statements. See Note 11 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements.

The conversion features of our 1% convertible senior notes due December 15, 2033 are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholders’ equity. Therefore, these instruments meet the scope exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are

accordingly not accounted for as derivatives for purposes of SFAS No. 133. See Note 12 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.

Litigation

We are party to litigation that we consider routine and incidental to our business. Management does not currently expect the results of any of these litigation matters to have a material adverse effect on our business, results of operations or financial condition. See “Legal Proceedings” elsewhere in this annual report on Form 10-K for further discussion on litigation.

Recent Accounting Pronouncements

We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During 2008, the FASB issued the following amendments to SFAS No. 157:

•

FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” or FSP FAS No. 157-1, which amends SFAS No. 157 to remove certain leasing transactions from its scope. The adoption of FSP FAS No. 157-1 did not have a material impact on our financial position or results of operations in 2008.

•

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 from 2008 to 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on our financial position and results of operations.

•

FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP FAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective in October 2008. The adoption of FSP FAS No. 157-3 did not have a material impact on our financial position or results of operations in 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R became effective for us on January 1, 2009. The impact of the standard on our financial position and results of operations will be dependent upon the number of and magnitude of the acquisitions that are consummated once the standard is effective.

In December 2007, the FASB released SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement is effective for us on January 1, 2009. As of December 31, 2008, we did not have any minority interests.

In April 2008, the FASB issued an FASB Staff Position on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS No. 142-3. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles in the United States of America. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect FSP FAS No. 142-3 will have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, we are required to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. This FSP became effective for us on January 1, 2009. We have not yet determined the impact, if any, of this FSP on our consolidated financial statements.

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

At December 31, 2008, we held $287.1 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term marketable securities on our consolidated balance sheet as of December 31, 2008. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of December 31, 2008 assumes a weighted average discount rate of 6.275% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of December 31, 2008, we have estimated an aggregate loss of $50.1 million, of which $37.2 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $12.9 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statement of operations. Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS will have a material impact on our financial condition or results of operations during 2009 or our ability to operate our business in 2009.

Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of three years or seven years and discount rate of 6.275%, the gross unrealized loss on the $210.6 million in par value of ARS classified as available-for-sale would have been $23.7 million or $49.1 million, respectively. If we had used a term of five years and discount rate of 5.275% or 7.275%, the gross unrealized loss on the $210.6 million in par value of ARS classified as available-for-sale would have been $28.8 million or $45.1 million, respectively.

During November 2008, we entered into an agreement with one of our investment advisors providing for it to repurchase the ARS held through such advisor at par value beginning on June 30, 2010. The ARS covered by this agreement had a par value of $76.5 million at December 31, 2008. We expect to continue to hold these long-term debt instruments until the earlier of the settlement date or the date on which the market for active trading of ARS at par value is re-established. At any time during the period up until the June 2010, our investment advisor can call the ARS at par value. We elected to apply the fair value option under SFAS No. 159 to the put option incorporated in this repurchase agreement. The $12.5 million fair value of such put option is grouped with other long-term marketable securities on our consolidated balance sheet with the resultant gain offsetting $12.9 million of the related ARS impairment included in other income, net. The fair value of the put option is determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with our investment advisor. This put option will be adjusted on each balance sheet date based on its then fair value.

The valuation of our $76.5 million in par value of ARS subject to the put option is also sensitive to market conditions and management’s judgment and could change significantly based on assumptions used, resulting in a change in the realized loss on investments recorded in our consolidated statement of operations. Any change in the realized loss on the ARS would, however, be offset by a corresponding change in the realized gain on the valuation of the put option related to these ARS recorded in our consolidated statement of operations. Any net gain (loss) from future changes in market conditions is not expected to be material because the changes in valuations of the ARS and related put option will generally offset each other.

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of December 31, 2008, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $199.9 million and $221.0 million, respectively.

We have operations in Europe, Asia, Australia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign currency hedge contracts.

Item 8.	Financial Statements and Supplementary Data

AKAMAI TECHNOLOGIES, INC.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 159 in 2008 and elected to measure certain financial assets at fair value, with unrealized gains and losses being reported in earnings at each subsequent reporting period.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2009

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$156,074	$145,078
Marketable securities (including restricted securities of $3,460 and $511 at December 31, 2008 and 2007, respectively)	174,557	401,091
Accounts receivable, net of reserves of $11,270 and $10,391 at December 31, 2008 and 2007, respectively	139,612	118,944
Prepaid expenses and other current assets	27,124	23,782
Deferred income tax assets	4,542	6,147

Total current assets	501,909	695,042
Property and equipment, net	174,483	134,546
Marketable securities (including restricted securities of $153 and $3,102 at December 31, 2008 and 2007, respectively)	440,996	87,339
Goodwill	441,258	361,637
Other intangible assets, net	92,995	87,500
Deferred income tax assets	223,718	285,463
Other assets	5,592	4,520

Total assets	$1,880,951	$1,656,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,165	$18,540
Accrued expenses and other current liabilities	66,132	56,233
Deferred revenue	11,506	12,995
Accrued restructuring	1,653	607

Total current liabilities	100,456	88,375
Deferred revenue	1,251	1,453
Other liabilities	10,619	7,812
1% convertible senior notes	199,855	199,855

Total liabilities	312,181	297,495

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 169,371,675 and 166,212,638 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,694	1,662
Additional paid-in capital	4,539,154	4,446,703
Accumulated other comprehensive income (loss)	(24,350)	3,053
Accumulated deficit	(2,947,728)	(3,092,866)

Total stockholders’ equity	1,568,770	1,358,552

Total liabilities and stockholders’ equity	$1,880,951	$1,656,047

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)

Revenues	$790,924	$636,406	$428,672

Cost and operating expenses:
Cost of revenues	222,610	167,444	94,100
Research and development	39,243	44,141	33,102
Sales and marketing	164,365	147,556	119,689
General and administrative	136,028	121,101	90,191
Amortization of other intangible assets	13,905	11,414	8,484
Restructuring charge (benefit)	2,509	(178)	—

Total cost and operating expenses	578,660	491,478	345,566

Income from operations	212,264	144,928	83,106
Interest income	24,792	25,815	17,703
Interest expense	(2,825)	(3,086)	(3,171)
Other income (expense), net	461	527	570
Gain (loss) on investments, net	(157)	24	261
Loss on early extinguishment of debt	—	(3)	—

Income before provision for income taxes	234,535	168,205	98,469
Provision for income taxes	89,397	67,238	41,068

Net income	$145,138	$100,967	$57,401

Net income per weighted average share:
Basic	$0.87	$0.62	$0.37
Diluted	$0.79	$0.56	$0.34
Shares used in per share calculations:
Basic	167,673	162,959	155,366
Diluted	186,685	185,094	176,767

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$145,138	$100,967	$57,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,080	71,895	40,585
Amortization of deferred financing costs	840	840	841
Stock-based compensation	57,899	66,555	49,556
Provision for deferred income taxes, net	81,698	65,272	38,510
Provision for doubtful accounts	2,575	2,901	830
Excess tax benefit from stock-based compensation	(11,176)	(20,862)	(32,511)
Non-cash portion of loss on early extinguishment of debt	—	3	—
Non-cash portion of restructuring charge (benefit)	(842)	(178)	—
Losses (gains) on investments and disposal of property and equipment, net	242	23	(228)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,474)	(31,937)	(28,020)
Prepaid expenses and other current assets	(5,471)	(12,009)	(8,062)
Accounts payable, accrued expenses and other current liabilities	(4,181)	(12,965)	15,382
Deferred revenue	(1,492)	5,297	343
Accrued restructuring	1,216	(2,722)	(1,970)
Other non-current assets and liabilities	442	3,874	66

Net cash provided by operating activities	343,494	236,954	132,723

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(83,719)	7,875	(5,127)
Purchases of property and equipment	(90,369)	(81,405)	(56,752)
Capitalization of internal-use software costs	(25,017)	(19,057)	(12,576)
Purchases of short- and long-term marketable securities	(533,069)	(550,614)	(395,871)
Proceeds from sales and maturities of short- and long-term marketable securities	367,652	415,771	264,308
Proceeds from sale of property and equipment	82	—	—
Decrease in restricted investments held for security deposits	—	723	400

Net cash used in investing activities	(364,440)	(226,707)	(205,618)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	21,966	31,621	27,918
Excess tax benefits from stock-based compensation	11,176	20,862	32,511
Payments on capital leases	—	(23)	—

Net cash provided by financing activities	33,142	52,460	60,429

Effect of exchange rate changes on cash and cash equivalents	(1,200)	1,776	1,269

Net increase (decrease) in cash and cash equivalents	10,996	64,483	(11,197)
Cash and cash equivalents at beginning of year	145,078	80,595	91,792

Cash and cash equivalents at end of year	$156,074	$145,078	$80,595

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,999	$2,005	$2,005
Cash paid for income taxes	11,870	3,147	3,455
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$7,436	$6,353	$4,262
Common stock and vested stock options issued in connection with acquisitions of businesses	—	171,957	152,560
Common stock issued upon conversion of 1% convertible senior notes	—	145	—
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(3,126)	(177)	—

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accu- mulated Other Compre- hensive Income (Loss)	Accu- mulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount
Balance at December 31, 2005	152,922,092	1,529	3,880,985	(7,537)	471	(3,251,234)	624,214
Comprehensive income:
Net income						57,401	57,401	$57,401
Foreign currency translation adjustment					756		756	756
Change in unrealized gain (loss) on available-for-sale marketable securities					69		69	69

Comprehensive income								$58,226

Issuance of common stock upon the exercise of stock options and vesting of deferred stock units	4,182,931	42	21,383				21,425
Issuance of common stock under employee stock purchase plan	295,113	3	6,490				6,493
Stock-based compensation			53,338				53,338
Issuance of common stock for acquisition of a business	2,664,650	27	133,463				133,490
Stock options issued in acquisition of a business			19,070				19,070
Other	234,136	2	(2)				—
Reclassification of deferred compensation to additional paid-in capital upon adoption of SFAS No. 123R			(7,537)	7,537			—
Tax benefits from the exercise of stock options and vesting of restricted common stock			37,944				37,944
Stock-based compensation from awards issued to non-employees for services rendered			493				493

Balance at December 31, 2006	160,298,922	1,603	4,145,627	—	1,296	(3,193,833)	954,693
Comprehensive income:
Net income						100,967	100,967	$100,967
Foreign currency translation adjustment					1,343		1,343	1,343
Change in unrealized gain (loss) on available-for-sale marketable securities					414		414	414

Comprehensive income								$102,724

Issuance of common stock upon the exercise of stock options and vesting of deferred stock units	2,803,496	28	21,930				21,958
Issuance of common stock under employee stock purchase plan	279,356	3	9,667				9,670
Stock-based compensation			72,770				72,770
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(3,525)	—	(177)				(177)
Issuance of common stock for acquisitions of businesses	2,825,010	28	157,808				157,836
Stock options issued in acquisitions of businesses			14,121				14,121
Issuance of common stock upon conversion of 1% convertible senior notes	9,379	—	145				145
Tax benefits from the exercise of stock options and vesting of restricted common stock			24,672				24,672
Stock-based compensation from awards issued to non-employees for services rendered			140				140

Balance at December 31, 2007	166,212,638	1,662	4,446,703	—	3,053	(3,092,866)	1,358,552

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accu- mulated Other Compre- hensive Income (Loss)	Accu- mulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount
Balance at December 31, 2007	166,212,638	1,662	4,446,703	—	3,053	(3,092,866)	1,358,552
Comprehensive income:
Net income						145,138	145,138	$145,138
Foreign currency translation adjustment					(4,038)		(4,038)	(4,038)
Change in unrealized gain (loss) on available-for-sale marketable securities					(23,365)		(23,365)	(23,365)

Comprehensive income								$117,735

Issuance of common stock upon the exercise of stock options and vesting of deferred stock units	2,920,692	29	14,734				14,763
Issuance of common stock under employee stock purchase plan	348,584	4	7,199				7,203
Stock-based compensation			64,513				64,513
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(110,239)	(1)	(3,125)				(3,126)
Tax benefits from the exercise of stock options and vesting of restricted common stock			9,133				9,133
Stock-based compensation from awards issued to non-employees for services rendered			(3)				(3)

Balance at December 31, 2008	169,371,675	$1,694	$4,539,154	$—	$(24,350)	$(2,947,728)	$1,568,770

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:

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

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these financial statements include, but are not limited to, those related to revenues, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, loss contingencies, useful lives and realizability of long-lived assets and goodwill, capitalized internal-use software costs, income and other tax reserves, and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

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

Akamai primarily derives revenues from the sale of services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly, quarterly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly, quarterly or annual minimum. For these services, Akamai recognizes the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of Akamai services exceed the monthly, quarterly or annual minimum, Akamai recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company typically charges its customers an installation fee when the services are first activated. The installation fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. The Company also derives revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue when the event or usage has occurred.

When more than one element is contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and verifiable evidence of the fair value of the separate element. Fair value is generally determined based upon the price charged when the element is sold separately. If the fair value of each element cannot be objectively determined, the total value of the arrangement is recognized ratably over the entire service period commencing when all services have begun to be provided at the outset of the period. For most multi-element service arrangements to date, the fair value of each element has not been objectively determinable. Therefore, all revenue under these arrangements has been recognized ratably over the applicable service period commencing when the Company had begun providing all services ordered.

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

The Company also sells its services through a reseller channel. Assuming all other revenue recognition criteria are met, the Company recognizes revenue from reseller arrangements based on the reseller’s contracted non-refundable minimum purchase commitments over the term of the contract, plus amounts sold by the reseller to its customers in excess of the minimum commitments. Amounts attributable to this excess usage are recognized as revenue in the period in which the service is provided.

From time to time, the Company enters into contracts to sell its services or license its technology to unrelated enterprises at or about the same time that it enters into contracts to purchase products or services from the same enterprise. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor, unless the product or service received has a separate identifiable benefit and the fair value of the vendor’s product or service can be established objectively.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; prepayments made by customers for future periods; deferred installation and activation set-up fees; and amounts billed under customer arrangements with extended payment terms.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant-date fair value. The standard covers employee stock options, restricted stock, restricted stock units, deferred stock units and employee stock purchases related to the Company’s employee stock purchase plan. The Company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective transition method.

Under the modified prospective transition method, SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the adoption date of January 1, 2006. Additionally, compensation costs for the portion of awards granted prior to the adoption date for which the requisite service was not rendered as of the adoption date are recognized as the requisite service is rendered. Compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated in the prior period pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Changes to the grant-date fair value of equity awards granted before the effective date are precluded. The compensation cost for those earlier awards is attributed to periods beginning on or after the adoption date using the attribution method that was used under SFAS No. 123, which was the straight-line method. The Company estimates an expected forfeiture rate, which is factored into the determination of the Company’s quarterly expense. Deferred compensation related to those earlier awards was eliminated against additional paid-in capital in fiscal 2006. SFAS No. 123R also changes the reporting of tax-related amounts within the statement of cash flows. The excess amount of windfall tax benefits resulting from stock-based compensation is reported as financing inflows.

For stock options, the Company has selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. For stock options, restricted stock, restricted stock units and deferred stock units,

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature. For awards with a performance condition vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods, commencing when achievement of the performance condition is deemed probable.

Research and Development Costs and Capitalized Internal-Use Software

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

Concentrations of Credit Risk and Fair Value of Financial Measurements

Effective January 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually (see Note 6). In accordance with the provisions of FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer until January 1, 2009 the implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company has certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS No. 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair values due to their short-term maturities. The fair value and the carrying amount of the Company’s 1% convertible senior notes were

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$221.0 million and $199.9 million, respectively, as of December 31, 2008. The fair value is based upon the trading price of the debt. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2008, its concentration of credit risk related to cash equivalents and marketable securities was not significant, except as described below with respect to its investments in auction rate securities. Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2008, 2007 and 2006, no customer accounted for more than 10% of total revenues. As of December 31, 2008 and 2007, no customer had an account receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2008, its concentration of credit risk related to accounts receivable was not significant.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $2.1 million, including accrued interest and penalties, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2008, the Company had unrecognized tax benefits of $6.1 million, including accrued interest and penalties (see Note 18).

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, the FASB issued FASB Staff Position SFAS 123R-3, “Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards.” The Company elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, the Company elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123R to determine the pool of windfall tax benefits upon adoption of SFAS 123R. The long-form method required the Company to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for NOL carryforwards.

Foreign Currency Translation

Akamai has determined that the functional currency of its foreign subsidiaries is each respective subsidiary’s local currency. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses on inter-company transactions are recorded in other income (expense), net. For the years ended December 31, 2008, 2007 and 2006, the Company recorded foreign currency gains of approximately $457,000, $35,000 and $90,000, respectively, in the consolidated statements of operations.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with remaining maturities of three months or less at the date of purchase. Total cash, cash equivalents and marketable securities were $771.6 million and $633.5 million at December 31, 2008 and 2007, respectively.

Short-term marketable securities consist of corporate, government and other securities with remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term marketable securities consist of corporate, government and other securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to use. As of December 31, 2008 and 2007, the Company had $3.6 million of restricted marketable securities, generally representing security for irrevocable letters of credit related to facility leases.

The Company classifies most debt securities and equity securities with readily determinable market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as marketable securities on the consolidated balance sheet and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company periodically evaluates whether a decline in fair

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends; and Akamai’s intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in the Company’s portfolio, if, among other things, relevant information related to its investments and marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

Included in the Company’s short- and long-term marketable securities at December 31, 2008 and 2007 are auction rate securities (“ARS”) that are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that is designed to occur every seven to 35 days. Historically, the carrying value (par value) of ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended December 31, 2008, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the long-term nature of the underlying student loan bonds and the failure of the auction process to provide a current market, the Company classified these investments as long-term on its consolidated balance sheet as of December 31, 2008.

In November 2008, the Company entered into an agreement with one of its investment advisors to repurchase the ARS it holds through such investment advisor at par value beginning on June 30, 2010. Until that time, the Company expects to continue to hold these long-term debt instruments until the earlier of the settlement date or the market for active trading in ARS at par value has been re-established. At any time during the period up until the June 2010, the Company’s investment advisor can call these ARS at par value. The agreement entered into between the parties creates a separate financial instrument that the Company has elected to measure and report at fair value per the guidance of SFAS No. 159. The underlying ARS are carried at fair value and classified as trading securities as of December 31, 2008. Previously, these securities were classified as available-for-sale. Prior to entering into such agreement, the Company’s intent was to hold the ARS until the earlier of the date on which the market recovered or payment date of the underlying security. The unrealized loss on these investments, previously was included in accumulated other comprehensive income, net of tax. Management’s decision to enter into this agreement resulted in classifying the unrealized loss on these investments as other-than-temporary. As a result, the Company recognized a loss on investments for the amount of the unrealized loss not previously recognized in earnings (see Note 6).

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the year ended December 31, 2008, except for the put option related to the Company’s ARS.

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

For presentation on the balance sheet, the Company reduces customer accounts receivable balances and deferred revenue by the amount of any deferred revenue recorded for each customer that has a balance receivable. The reductions as of December 31, 2008 and 2007 totaled $22.2 million and $18.8 million, respectively.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment generally includes purchases of items with a per unit value greater than $1,000 and a useful life greater than one year. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.

Leasehold improvements are amortized over the shorter of related lease terms or their estimated useful lives. Property and equipment acquired under capital leases are depreciated over the shorter of the related lease terms or the estimated useful lives of the assets. The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income from operations. Repairs and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed an impairment test of goodwill

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of December 31, 2008 and 2007. These tests did not result in an impairment to goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks, non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the economic value derived from the related intangible asset (see Note 3). Goodwill is carried at its historical cost.

Valuation of Other Long-Lived Assets

Long-lived assets are reviewed for impairment under the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Under SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, a significant decrease in the Company’s market capitalization, facility closure or work-force reductions indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. The Company did not have any indications of impairment for the years ended December 31, 2008, 2007 and 2006.

Restructuring Charges

A restructuring liability related to employee terminations is recorded by the Company when a one-time benefit arrangement is communicated to an employee who is involuntarily terminated as part of a reorganization and the amount of the termination benefit is known, provided that the employee is not required to render future services in order to receive the termination benefit.

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

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $1.1 million for the year ended December 31, 2008 and $0.5 million for each of the years ended December 31, 2007 and 2006.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements (see Note 6). During 2008, the FASB issued the following amendments to SFAS No. 157:

•

FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS No. 157-1”), which amends SFAS No. 157 to remove certain leasing transactions from its scope. The adoption of FSP FAS No. 157-1 did not have a material impact on the Company’s financial position or results of operations in 2008.

•

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 from 2008 to 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on the Company’s financial position and results of operations.

•

FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective October 2008. The adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s financial position or results of operations in 2008.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R became effective for the Company on January 1, 2009. The impact of the standard on the Company’s financial position and results of operations will be dependent upon the number of and magnitude of the acquisitions that are consummated once the standard is effective.

In December 2007, the FASB released SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement became effective for the Company on January 1, 2009. As of December 31, 2008, the Company did not have any minority interests.

In April 2008, the FASB issued FASB Staff Position (“FSP”) on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 141R and other generally accepted accounting principles in the United States of America. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect FSP FAS No. 142-3 will have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. This FSP became effective for the Company on January 1, 2009. The Company has not yet determined the impact, if any, of this FSP on its consolidated financial statements.

3.	Business Acquisitions:

In December 2006, March 2007, April 2007 and November 2008, the Company acquired Nine Systems Corporation (“Nine Systems”), Netli, Inc. (“Netli”), Red Swoosh, Inc. (“Red Swoosh”), and aCerno, Inc. (“acerno”), respectively. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s consolidated financial results.

aCerno

On November 3, 2008, the Company acquired all of the outstanding common and preferred stock of the parent entity of acerno, including vested stock options, in exchange for approximately $90.7 million in cash. The purchase of acerno was intended to augment Akamai’s Advertising Decision Solutions (“ADS”) that enable customers to more effectively advertise online by helping them improve ad results by accessing the audiences they want. The aggregate purchase price of $90.7 million consisted of $89.5 million in cash and $1.2 million of transaction costs, which primarily consisted of fees for legal and financial advisory services.

The acquisition of acerno was accounted for using the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since November 3, 2008, the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The purchase price allocation is preliminary pending the Company’s review of additional pre-acquisition assumed liabilities, which is expected to be completed during the first quarter of 2009. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to acerno customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force. In accordance with current accounting standards, goodwill associated with the acerno acquisition will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142 (see Note 9).

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the preliminary allocation of the purchase price for acerno:

(In thousands)
Total consideration:
Cash paid as of December 31, 2008	$83,719
Cash to be paid during the first quarter ending March 31, 2009	5,801
Transaction costs	1,229

Total purchase consideration	$90,749

Allocation of the purchase consideration:
Current assets	$5,249
Property and equipment	1,828
Identifiable intangible assets	19,400
Goodwill	80,285
Deferred tax liabilities	(7,516)
Other liabilities assumed	(8,497)

$90,749

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Completed technologies	$9,200	2.5
Customer relationships	4,300	4.1
Non-compete agreements	5,600	2.5
Trade names	300	1.5

Total	$19,400

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for acerno services. The fair value of intangible assets was based upon the income approach. In applying this approach, the values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk adjusted discount rates. The rate used to discount the expected future net cash flows from the intangible assets to their present values was based upon a weighted average cost of capital of 15%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from acerno.

The customer relationships were valued using the excess earnings method of income approach. The key assumptions used in valuing the customer relationships were as follows: discount rate of 15%, tax rate of 35% and estimated average economic life of seven years.

The relief-from-royalty method was used to value the completed technologies acquired from acerno. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the completed technologies are as follows: royalty rate of 10%, discount rate of 15%, tax rate of 35% and estimated average economic life of five years.

The lost-profits method was used to value the non-compete agreements Akamai entered into with certain members of acerno’s management team. The lost-profits method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefits protected by clauses within an agreement. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without an agreement. The key assumptions used in valuing the non-compete agreements were as follows: discount rate of 15%, tax rate of 35% and estimated average economic life of five years.

The relief-from-royalty method was used to value trade names. The relief-from-royalty method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefit in the use of trade names. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without the specific trade names. The key assumptions used in valuing trade names were as follows: royalty rate of 1%, discount rate of 15%, tax rate of 35% and estimated average economic life of three years.

The total weighted average amortization period for the intangible assets acquired from acerno is 2.8 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. None of the goodwill or identifiable intangible assets resulting from the acerno acquisition is deductible for income tax purposes.

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

The acquisition of Red Swoosh was accounted for using the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since April 12, 2007, the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce. In accordance with current accounting standards, goodwill associated with the Red Swoosh acquisition will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142 (see Note 9).

The following table presents the allocation of the purchase price for Red Swoosh:

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

The Company has valued the acquired completed technologies at $3.7 million with a weighted average useful life of 4.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flow savings from such assets. None of the goodwill or identifiable intangible assets resulting from the Red Swoosh acquisition is deductible for income tax purposes.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquisition of Netli was accounted for using the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since March 13, 2007, the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to Netli customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, goodwill associated with Netli will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142 (see Note 9).

The following table presents the allocation of the purchase price for Netli:

(In thousands)
Total consideration:
Value of common stock issued	$139,387
Fair value of stock options issued	14,117
Transaction costs	847

Total purchase consideration	$154,351

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $6,160	$7,835
Property and equipment	1,989
Deferred tax assets	15,241
Identifiable intangible assets	36,500
Goodwill	111,913
Deferred tax liabilities	(13,302)
Other liabilities assumed, including deferred revenue of $1,037	(5,825)

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

The total weighted average amortization period for the intangible assets acquired from Netli is 5.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flows generated from such assets. None of the goodwill or identifiable intangible assets resulting from the Netli acquisition is deductible for income tax purposes.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Netli, the Company promptly commenced integration activities, which resulted in recognizing, as part of the purchase price allocation, approximately $0.8 million in liabilities for employee termination benefits, most of which was paid in 2008.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the allocation of the purchase price for Nine Systems:

(In thousands)
Total consideration:
Value of common stock issued	$133,313
Cash paid	4,462
Fair value of stock options	19,070
Transaction costs	634

Total purchase consideration	$157,479

Allocation of the purchase consideration:
Current assets	$4,553
Property and equipment	912
Deferred tax assets	5,732
Identifiable intangible assets	28,900
Goodwill	139,475
Deferred tax liabilities	(10,463)
Other liabilities assumed, including deferred revenue of $830	(11,630)

$157,479

The following were the identified intangible assets acquired and the respective estimated periods over which the assets will be amortized:

	Amount	Weighted Average Useful Life
	(In thousands)	(In years)
Completed technologies	$3,400	1.7
Customer relationships	25,000	4.5
Trademarks	500	2.1

Total	$28,900

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The total weighted average amortization period for the intangible assets is 4.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefit of the intangible assets is being utilized, which in general reflects the cash flows generated from such assets. None of the goodwill or identifiable intangible assets is deductible for income tax purposes.

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

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2008	2007	2006
Numerator:
Net income	$145,138	$100,967	$57,401
Add back of interest expense on 1% convertible senior notes (net of tax)	1,757	2,840	2,841

Numerator for diluted net income	$146,895	$103,807	$60,242

Denominator:
Denominator for basic net income per common share	167,673	162,959	155,366
Effect of dilutive securities:
Stock options	4,009	7,354	7,704
Effect of escrow contingencies	351	1,051	—
Restricted stock units and deferred stock units	1,716	798	752
Assumed conversion of 1% convertible senior notes	12,936	12,932	12,945

Denominator for diluted net income per common share	186,685	185,094	176,767

Basic net income per common share	$0.87	$0.62	$0.37
Diluted net income per common share	$0.79	$0.56	$0.34

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding options to acquire an aggregate of 2.6 million, 1.4 million and 0.5 million shares of common stock as of December 31, 2008, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, 1.9 million, 3.5 million and 2.3 million shares of common stock issuable in respect of outstanding restricted stock units were excluded from the computation of diluted net income per share for the years ended December 31, 2008, 2007 and 2006, respectively, because the performance conditions had not been met as of those dates.

The calculation of assumed proceeds used to determine the diluted weighted average shares outstanding under the treasury stock method in the periods presented was adjusted by tax windfalls and shortfalls associated with all of the Company’s outstanding stock awards. Such windfalls and shortfalls are computed by comparing the tax deductible amount of outstanding stock awards to their grant-date fair values and multiplying the results by the applicable statutory tax rate. A positive result creates a windfall, which increases the assumed proceeds, and a negative result creates a shortfall, which reduces the assumed proceeds.

5.	Accumulated Other Comprehensive Income (Loss):

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and consisted of the following (in thousands):

	December 31,
	2008	2007
Net unrealized (loss) gain on investments, net of tax of $14,767 at December 31, 2008	$(23,348)	$17
Foreign currency translation adjustments	(1,002)	3,036

Accumulated other comprehensive (loss) income	$(24,350)	$3,053

6.	Marketable Securities and Investments:

On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities. As permitted by FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets and liabilities.

SFAS No. 157 provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques.

The following is a summary of marketable securities and other investment-related assets held at December 31, 2008 and 2007 (in thousands).

As of December 31, 2008	Cost	Gross Unrealized		Realized Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$640	$—	$—	$—	$640	$487	$153
Commercial paper	39,357	52	—	—	39,409	39,409	—
U.S. corporate debt securities	216,883	681	(2,593)	—	214,971	85,907	129,064
U.S. government agency obligations	110,137	902	(12)	—	111,027	48,754	62,273
Auction rate securities	210,600	—	(37,163)	—	173,437	—	173,437

	577,617	1,635	(39,768)	—	539,484	174,557	364,927

Trading securities:
Auction rate securities	76,500	—	—	(12,931)	63,569	—	63,569
Other investment-related assets:
Put option related to ARS	—	—	—	12,500	12,500	—	12,500

	$654,117	$1,635	$(39,768)	$(431)	$615,553	$174,557	$440,996

As of December 31, 2007	Cost	Gross Unrealized		Realized Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$835	$—	$—	$—	$835	$835	$—
Commercial paper	47,669	27	(9)	—	47,687	47,687	—
U.S. corporate debt securities	119,961	305	(423)	—	119,843	66,190	53,653
U.S. government agency obligations	39,998	118	(1)	—	40,115	6,429	33,686
Auction rate securities	279,950	—	—	—	279,950	279,950	—

	$488,413	$450	$(433)	$—	$488,430	$401,091	$87,339

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains and unrealized temporary losses on investments classified as available for sale are included within accumulated other comprehensive income (loss), net. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss), net to gain (loss) on investments, net. All gains and losses on investments classified as trading are included within the income statement as gain (loss) on investments, net. Realized gains and losses and other-than-temporary impairments are reflected in the income statement as gain (loss) on investments, net. As of December 31, 2008, the Company’s available-for-sale securities with gross unrealized losses have been in a continuous unrealized loss position for less than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at December 31, 2008 (in thousands):

	Total Fair Value at December 31, 2008	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$107,772	$107,772	$—	$—
Certificates of deposit	664	664	—	—
Commercial paper	43,973	—	43,973	—
U.S. government agency obligations	117,995	—	117,995	—
U.S. corporate debt securities	214,971	—	214,971	—
Auction rate securities	237,006	—	—	237,006
Put option related to auction rate securities	12,500	—	—	12,500

	$734,881	$108,436	$376,939	$249,506

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the year ended December 31, 2008 (in thousands):

	Auction Rate Securities	Put Option related to auction rate securities	Total
Balance as of December 31, 2007	$—	$—	$—
Transfers in from Level 1	296,850	—	296,850
Sale of securities	(9,750)	—	(9,750)
Unrealized losses included in accumulated other comprehensive income (loss)	(37,163)	—	(37,163)
Realized gain on other investment-related assets	—	12,500	12,500
Realized loss on auction rate securities	(12,931)	—	(12,931)

Balance as of December 31, 2008	$237,006	$12,500	$249,506

As of December 31, 2008, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices are readily available in active markets. As of December 31, 2008, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of December 31, 2008, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of ARS as well as a related put option described below. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that are designed to occur every seven to 35 days.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended December 31, 2008, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of December 31, 2008 assumes a weighted average discount rate of 6.275% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of December 31, 2008, the Company has estimated an aggregate loss of $50.1 million, of which $37.2 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity, and of which $12.9 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statement of operations.

The Company’s ARS are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans as part of the Federal Family Education Loan Program through the United States Department of Education. The Company believes the quality of the collateral underlying these securities will enable it to recover the Company’s principal balance.

Despite the failed auctions, the Company continues to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, except as described below for ARS related to the put option, the Company has the intent and ability to hold its ARS until a recovery of the impairment because it believes it has sufficient cash and other marketable securities on-hand and from projected cash flows from operations such that it does not anticipate a need to sell its ARS prior to a recovery to par value.

In November 2008, the Company entered into an agreement with one of its investment advisors to repurchase the $76.5 million in par value of ARS purchased through such advisor at par value beginning on June 30, 2010. Such agreement created a separate financial instrument between the two companies (the “put option”). For these particular ARS, Akamai expects to continue to hold these long-term debt instruments until the earlier of the settlement date or the date on which the market allows for active trading of ARS at par value. At any time during the period up until the June 2010, the investment advisor can call the ARS at par value.

The Company elected to apply the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to the put option. The $12.5 million fair value of the put option is grouped with long-term marketable securities on the Company’s consolidated balance sheet with the resultant gain offsetting $12.9 million of the related ARS impairment included in the consolidated statement of operations. The fair value of the put option was determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with the investment advisor. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as Level 3 in the hierarchy.

The underlying ARS are carried at fair value and classified as trading securities as of December 31, 2008. Previously, these securities were classified as available-for-sale. Prior to the Company’s agreement with its investment advisor, its intent was to hold the ARS until the market recovered. The unrealized loss on these

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments previously was included in accumulated other comprehensive income (loss), net of tax. Management’s decision to enter into the agreement with the Company’s investment advisor resulted in classifying the unrealized loss on these investments as other-than-temporary. As a result, the Company recognized a loss of $12.9 million.

As of December 31, 2007, the Company held $280.0 million of ARS and classified these as short-term investments. As of December 31, 2008, the Company classified all of its ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. Expected maturities of the Company’s marketable securities and other investment-related assets held at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Available-for-sale securities:
Due in one year or less	$174,710	$124,243
Due after 1 year through 5 years	191,337	84,237
Due after 5 years	173,437	279,950
Trading securities:
Due after 5 years	63,569	—
Other investment-related assets:
Due after 1 year through 5 years	12,500	—

	$615,553	$488,430

As of December 31, 2008, $3.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.4 million are classified as short-term marketable securities and $0.2 million are classified as long-term marketable securities on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through May 2011.

For the year ended December 31, 2008, the Company recorded net losses on investments of $157,000. For the years ended December 31, 2007 and 2006, the Company recorded net gains on investments of $24,000 and $261,000, respectively, on sales of marketable securities.

7.	Accounts Receivable:

Net accounts receivable consisted of the following (in thousands):

	December 31,
	2008	2007
Trade accounts receivable	$138,286	$113,357
Unbilled accounts	12,596	15,978

Gross accounts receivable	150,882	129,335

Allowance for doubtful accounts	(6,943)	(6,878)
Reserve for cash basis customers	(4,327)	(3,513)

Total accounts receivable reserves	(11,270)	(10,391)

Accounts receivable, net	$139,612	$118,944

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property and Equipment:

Property and equipment consisted of the following (dollars in thousands):

	December 31,		Estimated Useful Lives in Years
	2008	2007
Computer and networking equipment	$302,213	$264,949	3
Purchased software	26,987	24,776	3
Furniture and fixtures	8,286	6,265	5
Office equipment	3,834	3,870	3
Leasehold improvements	22,095	11,344	5-7
Internal-use software	106,075	73,622	2

	469,490	384,826
Accumulated depreciation and amortization	(295,007)	(250,280)

	$174,483	$134,546

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2008, 2007 and 2006 were $84.2 million, $60.5 million and $32.1 million, respectively.

During the years ended December 31, 2008 and 2007, the Company wrote off $40.2 million and $25.7 million, respectively, of long-lived asset costs, with accumulated depreciation and amortization costs of $39.0 million and $25.2 million, respectively. These write-offs were primarily related to purchased software and computer and networking equipment that were no longer in use.

During the years ended December 31, 2008, 2007 and 2006, the Company capitalized $25.0 million, $19.1 million and $12.6 million, net of impairments, respectively, of external consulting fees and payroll and payroll-related costs for the development and enhancement of internal-use software applications. Additionally, during the years ended December 31, 2008, 2007 and 2006, the Company capitalized $7.4 million, $6.4 million and $4.3 million, respectively, of non-cash stock-based compensation related to employees who developed and enhanced internal-use software applications. The internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services to customers.

The following table summarizes capitalized internal-use software costs (in thousands):

	December 31,
	2008	2007
Gross costs capitalized	$107,125	$74,672
Less: cumulative impairments	(1,050)	(1,050)

	106,075	73,622
Less: accumulated amortization	(56,778)	(38,390)

Net book value of capitalized internal-use software	$49,297	$35,232

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Goodwill and Other Intangible Assets:

The Company acquired goodwill and other intangible assets through business acquisitions during 2008, 2007, 2006, 2005 and 2000. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. During the year ended December 31, 2008, the Company recorded goodwill of $80.3 million and acquired intangible assets of $19.4 million as a result of the acquisition of acerno. During the year ended December 31, 2007, the Company recorded goodwill of $125.1 million and acquired intangible assets of $40.2 million as a result of the acquisitions of Netli and Red Swoosh.

During 2008, the Company made purchase accounting adjustments of $0.7 million to reflect the return in 2008 of approximately 59,000 shares of Akamai common stock previously held in escrow in connection with its acquisition of Speedera. The shares were previously included in the purchase price. Consequently, the Company reduced stockholders’ equity by $0.7 million for the value of the shares as of the date of acquisition and reduced goodwill by the same amount.

During 2007, the Company made purchase accounting adjustments to reflect the net deferred tax assets recorded as a result of filing the final pre-acquisition income tax return for Nine Systems. Consequently, the Company increased its net deferred tax assets by $3.0 million and reduced goodwill by the same amount.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows:

In thousands
Ending balance, December 31, 2006	$239,580
Netli acquisition	111,913
Red Swoosh acquisition	13,188
Tax assets recorded in connection with the Nine Systems acquisition	(3,044)

Ending balance, December 31, 2007	361,637
acerno acquisition	80,285
Purchase price adjustment in connection with the Speedera acquisition	(664)

Ending balance, December 31, 2008	$441,258

The Company reviews goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of December 31, 2008 and 2007 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of December 31, 2008 and 2007. The fair value on December 31, 2008 and 2007 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment as of December 31, 2009.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets that are subject to amortization consist of the following (in thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$35,031	$(5,659)	$29,372
Customer relationships	88,700	(31,291)	57,409
Non-compete agreements	7,200	(1,529)	5,671
Trademarks and trade names	800	(257)	543
Acquired license rights	490	(490)	—

Total	$132,221	$(39,226)	$92,995

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$25,831	$(2,631)	$23,200
Customer relationships	84,400	(21,029)	63,371
Non-compete agreements	1,600	(1,108)	492
Trademarks	500	(109)	391
Acquired license rights	490	(444)	46

Total	$112,821	$(25,321)	$87,500

Aggregate expense related to amortization of other intangible assets was $13.9 million, $11.4 million and $8.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Based on current circumstances, amortization expense is expected to be approximately $16.7 million, $16.4 million, $16.4 million, $15.4 million and $12.6 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

10.	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Payroll and other related benefits	$26,377	$27,381
Bandwidth and co-location	16,642	12,968
Property, use and other taxes	13,317	10,182
Legal professional fees	1,475	1,781
Other	8,321	3,921

Total	$66,132	$56,233

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Commitments, Contingencies and Guarantees:

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

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2008 were as follows (in thousands):

Operating Leases
2009	$18,131
2010	21,281
2011	17,518
2012	15,742
2013	15,243
Thereafter	79,910

Total	$167,825

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $14.8 million, $11.0 million and $6.6 million, respectively.

As of December 31, 2008, the Company had outstanding letters of credit in the amount of $8.6 million related to certain of its real estate leases. Approximately $3.6 million of these letters of credit are collateralized by marketable securities that have been restricted as to use (see Note 6). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease. In the event that the landlord provided funding for leasehold improvements to leased facilities, the Company amortizes such amount as part of rent expense on a straight-line basis over the life of the lease.

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2009 and 2010, the minimum commitments were, as of December 31, 2008, approximately $42.4 million and $8.0 million, respectively. Additionally, as of December 31, 2008, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $15.0 million, which are expected to be paid in 2009.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against the Company as well

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. There were no material developments in these proceedings during the year ended December 31, 2008. The Company believes that it has meritorious defenses to the claims made in the complaint, and it intends to contest the lawsuit vigorously. An adverse resolution of this action could have a material adverse effect on its financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the United States District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition.

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As permitted under Delaware law, the Company’s Certificate of Incorporation provides that Akamai indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. In addition, the Company has acquired other companies that had similar director and officer indemnification provisions in their bylaws. The Company has generally become responsible for such indemnification obligations as a result of the acquisition. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable the Company to recover a portion of certain future amounts paid. In the case of obligations assumed as a result of acquisitions, the Company may have the right to be indemnified by the selling stockholders of such acquired companies for director and officer indemnification expenses incurred by the Company for matters arising prior to the acquisition which may eliminate or mitigate the impact of any such obligations.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Akamai’s business partners or customers, in connection with Akamai’s provision of its services and software. Generally, these obligations are limited to claims relating to infringement of a patent, copyright or other intellectual property right or the Company’s negligence, willful misconduct or violation of the law (provided that there is not gross negligence or willful misconduct on the part of the other party). Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and could limit the Company’s exposure. There can, however, be no certainty that such insurance would cover a portion or any amount of such liability.

The Company has acquired all of the stock of numerous companies since 2000. As part of those acquisitions, the Company assumed the liability for undisclosed claims and losses previously incurred by such companies. Subject to applicable statutes of limitations, these obligations are generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make in connection with these obligations is unlimited. The Company may have the right to be indemnified by the selling stockholders of such acquired companies for losses and expenses incurred by the Company for matters arising prior to the acquisition, which may eliminate or mitigate the impact of any such obligations.

The Company leases space in certain buildings, including a corporate headquarters building, under operating leases. The Company has standard indemnification arrangements under such operating leases that require it to indemnify each landlord against losses, liabilities, and claims incurred in connection with the premises covered

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company leases, its use of the premises, property damage or personal injury, and breach of the lease agreement, as well as occurrences arising from the Company’s negligence or willful misconduct. The Company also subleases certain space and agrees to indemnify the sublessee for losses caused by the Company’s employees on the premises. Subject to applicable statutes of limitation, the terms of these indemnification agreements are generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

The Company licenses technology to certain third parties under license agreements that provide for Akamai to indemnify the third parties against claims of patent and copyright infringement. This indemnity generally does not apply in the event that the licensed technology has been modified by the third party or combined with other technology, hardware, or data that the Company has not approved. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Based upon the Company’s historical experience and information known as of December 31, 2008, the Company believes its liabilities related to the above guarantees and indemnifications are immaterial.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Convertible Notes:

1% Convertible Senior Notes

In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes was $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). During 2007, the Company issued 9,379 shares of common stock in connection with the conversion of $145,000 in aggregate principal amount of its 1% convertible senior notes (at a conversion price of $15.45 per share). As of December 31, 2008, the carrying amount and fair value of the 1% convertible senior notes were $199.9 million and $221.0 million, respectively.

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

The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on certain specified dates beginning on December 15, 2010. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $0.8 million for each of the years ended December 31, 2008, 2007 and 2006. The Company records the amortization of deferred financing costs using the effective interest method as interest expense in the consolidated statement of operations.

13.	Restructurings and Lease Terminations:

As of December 31, 2008, the Company had $1.7 million of accrued restructuring liabilities. In November 2008, the Company announced a workforce reduction of 110 employees from all areas of the Company. The Company recorded $2.0 million as a restructuring charge for the amount of one-time benefits provided to affected employees. Included in these costs is a net reduction in non-cash stock-based compensation of $0.8 million, reflecting a modification to certain stock-based awards previously granted to the affected

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees. Additionally, in December 2008, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded $0.5 million as a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities. The Company expects that the remaining $1.7 million of these liabilities will be paid in 2009.

As of December 31, 2007, the Company had $0.6 million of accrued restructuring liabilities. In connection with the Speedera, Nine Systems, Netli and Red Swoosh acquisitions, the Company’s management committed to plans to exit certain activities of these entities. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded, as part of the purchase prices, liabilities of $1.4 million related to workforce reductions during the year ended December 31, 2007. These liabilities primarily consisted of employee severance and outplacement costs. As of December 31, 2008, these liabilities had been paid.

The following table summarizes the accrual and usage of the restructuring charges (in millions):

	Leases	Severance	Total
Ending balance, December 31, 2005	$2.3	$1.3	$3.6
Accrual recorded in purchase accounting	—	0.5	0.5
Cash payments	(1.4)	(0.6)	(2.0)

Ending balance, December 31, 2006	0.9	1.2	2.1
Accrual recorded in purchase accounting	—	1.4	1.4
Restructuring benefit	(0.2)	—	(0.2)
Cash payments	(0.7)	(2.0)	(2.7)

Ending balance, December 31, 2007	—	0.6	0.6
Restructuring charge	0.5	2.0	2.5
Cash payments	(0.2)	(1.2)	(1.4)

Ending balance, December 31, 2008	$0.3	$1.4	$1.7

14.	Rights Plan and Series A Junior Participating Preferred Stock:

On September 10, 2002, the Board of Directors of the Company (the “Board of Directors”) declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2008. In January 2004, the Board of Directors of the Company approved an amendment to the rights plan in which the purchase price of each right issued under the plan increased from $9.00 per share to $65.00 per share.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Stockholders’ Equity:

Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2008, the Company had reserved approximately 5.9 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (the “1999 ESPP”) and upon the exercise of options and vesting of deferred stock units and restricted stock units under its other stock incentive plans. Additionally, the Company had reserved approximately 12.9 million shares issuable upon conversion of its 1% senior convertible notes.

16.	Stock-Based Compensation:

Equity Plans

In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards are granted at the discretion of the Board of Directors or a committee thereof. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer the authority to grant equity incentive awards to employees of the Company below the level of Vice President, subject to certain specified limitations. In December 2001, the Board of Directors adopted the 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock awards and other types of equity awards. In March 2006, the Board of Directors adopted the Akamai Technologies, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. The total numbers of shares of common stock issuable under the 1998 Plan, the 2001 Plan and the 2006 Plan are 48,255,600, 5,000,000 and 7,500,000 shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan.

Under the terms of the 1998 Plan and the 2006 Plan, the exercise price of incentive stock options may not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan, the 2001 Plan and the 2006 Plan may be less than the fair market value of the common stock on the effective date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting typically occurs over four years under all of the plans, and options are granted at the discretion of the Board of Directors. Under the 1998 Plan and 2001 Plan, the term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock. Under the 2006 Plan, the term of options granted may not exceed seven years.

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

In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3,100,000 shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance to 1,500,000 shares, provided that the aggregate number of shares issued under the 1999 ESPP shall not exceed 20,000,000. In April 2005, the Company’s Board of Directors approved amendments to the 1999 ESPP as follows: the duration of the offering periods was decreased from 24 months to six months; the number of times a participant may elect to change his or her percentage during an offering period was changed from four times to two times; the definition of “compensation” was amended to clarify that it includes cash bonuses and other cash incentive programs; and a provision was added to clarify that upon termination of an offering period, each eligible participant will be automatically enrolled in the next offering period. These amendments became effective in June 2005. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2008, 2007 and 2006, the Company issued 348,584, 279,356 and 295,113 shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $20.66, $34.62 and $22.0, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in 2008, 2007 and 2006 were $7.2 million, $9.7 million and $6.5 million, respectively. As of December 31, 2008, approximately $763,000 had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Stock-based compensation expense by type of award:
Stock options	$22,381	$29,171	$24,572
Deferred stock units	1,885	925	1,976
Restricted stock units	37,005	38,958	25,410
Shares issued under the 1999 ESPP	4,064	3,854	1,903
Amounts capitalized as internal-use software	(7,436)	(6,353)	(4,293)

Total stock-based compensation before income taxes	57,899	66,555	49,568
Less: Income tax benefit	(22,069)	(20,380)	(16,011)

Total stock-based compensation, net of tax	$35,830	$46,175	$33,557

Effect of stock-based compensation on income by line item:
Cost of revenues	$2,415	$3,349	$1,960
Research and development expense	11,088	15,658	11,435
Sales and marketing expense	26,273	26,252	18,403
General and administrative expense	18,123	21,296	17,770
Provision for income taxes	(22,069)	(20,380)	(16,011)

Total cost related to stock-based compensation, net of tax	$35,830	$46,175	$33,557

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $4.2 million, $1.8 million and $0.3 million, respectively, before tax.

Akamai has selected the Black-Scholes option pricing model to determine the fair value of the Company’s stock option awards. This model requires the input of subjective assumptions, including expected stock price

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

volatility and estimated life of each award. The estimated fair value of Akamai’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Expected volatilities are based on the Company’s historical stock price volatility and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected life of options granted within the valuation model. The risk-free interest rate for periods commensurate with the expected life of the option is based on the United States Treasury yield rate in effect at the time of grant.

The grant-date fair values of Akamai’s stock option awards granted during the years ended December 31, 2008, 2007 and 2006 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2008	2007	2006
Expected life (years)	4.1	4.0	3.9
Risk-free interest rate (%)	2.7	4.5	4.7
Expected volatility (%)	51.5	60.5	67.5
Dividend yield (%)	—	—	—

For the years ended December 31, 2008, 2007 and 2006, the weighted average fair value of Akamai’s stock option awards granted was $12.34 per share, $24.24 per share and $18.10 per share, respectively.

The grant-date fair values of Akamai’s ESPP awards granted during the years ended December 31, 2008, 2007 and 2006 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2008	2007	2006
Expected life (years)	0.5	0.5	1.1
Risk-free interest rate (%)	1.8	4.6	4.0
Expected volatility (%)	59.2	47.4	77.7
Dividend yield (%)	—	—	—

For the years ended December 31, 2008, 2007 and 2006, the weighted average fair value of Akamai’s ESPP awards granted was $4.58 per share, $6.24 per share and $7.39 per share, respectively.

As of December 31, 2008, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and stock issued under ESPP was $75.9 million. This non-cash expense will be recognized through 2012 over a weighted average period of 1.2 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity during the years ended December 31, 2008, 2007 and 2006:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2005	16,276	$8.65
Granted (including those for business acquisitions)	1,932	26.96
Exercised	(4,153)	5.18
Forfeited and expired	(808)	12.19

Outstanding at December 31, 2006	13,247	12.33
Granted (including those for business acquisitions)	1,629	36.97
Exercised	(2,493)	8.80
Forfeited and expired	(349)	26.17

Outstanding at December 31, 2007	12,034	15.83
Granted	1,162	28.20
Exercised	(2,445)	5.84
Forfeited and expired	(371)	38.97

Outstanding at December 31, 2008	10,380	18.76

Exercisable at December 31, 2008	7,994	14.60

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $63.5 million, $91.7 million and $131.6 million, respectively. The total fair value of options vested for the years ended December 31, 2008, 2007 and 2006 was $15.0 million, $22.7 million and $20.3 million, respectively. The aggregate fair values of stock options vested for the years ended December 31, 2008 and 2007 were calculated net of capitalized stock-based compensation of $7.4 million and $6.4 million, respectively. The aggregate fair value of stock options vested for the year ended December 31, 2006 was calculated net of capitalized stock-based compensation of $4.3 million. Cash proceeds from the exercise of stock options were $14.2 million, $22.0 million and $21.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Income tax benefits realized from the exercise of stock options during the years ended December 31, 2008, 2007 and 2006 were approximately $44.9 million, $83.2 million and $103.3 million, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock options that are outstanding and expected to vest and stock options exercisable at December 31, 2008:

Range of Exercise Price ($)	Options Outstanding and Expected to Vest				Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
0.01-0.92	486	3.8	$0.75	$6,975	482	3.8	$0.75	$6,914
0.96-1.65	384	3.9	1.58	5,181	384	3.9	1.58	5,181
2.27-4.08	316	3.9	3.26	3,737	296	3.6	3.27	3,497
4.10-5.44	1,338	4.1	4.84	13,712	1,307	4.1	4.85	13,375
5.49-8.28	59	4.3	6.07	535	49	3.4	5.74	457
8.55-12.81	671	5.8	11.87	2,163	602	5.6	11.82	1,965
12.85-14.90	3,350	5.8	14.29	2,672	3,209	5.8	14.29	2,569
15.22-22.47	673	5.0	17.17	—	495	4.3	16.97	—
22.97-34.45	1,521	8.0	28.85	—	548	7.0	27.15	—
35.05-52.46	945	7.1	43.56	—	375	6.5	44.58	—
54.26-76.06	484	5.7	56.13	—	233	5.6	56.70	—
85.00-93.94	24	1.5	85.65	—	24	1.5	85.65	—

	10,251	5.7	18.59	$34,975	8,004	5.2	14.60	$33,958

Expected forfeitures	129

Total options outstanding	10,380

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Akamai’s closing stock price of $15.09 on December 31, 2008, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares related to “in-the-money” options exercisable as of December 31, 2008 was approximately 7.2 million.

Deferred Stock Units

In May 2008, the Company granted an aggregate of 47,291 deferred stock units (“DSUs”) to non-employee members of its Board of Directors and its Executive Chairman. During each of 2007 and 2006, the Company granted an aggregate of approximately 56,000 DSUs to non-employee members of its Board of Directors and to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date, with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the DSU activity for the years ended December 31, 2008, 2007 and 2006 (in thousands, except grant-date fair values):

	Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2005	194	$9.34
Granted	34	31.15
Vested and distributed	(30)	40.63

Outstanding at December 31, 2006	198	12.55
Granted	22	42.30
Vested and distributed	(24)	18.87

Outstanding at December 31, 2007	196	15.03
Granted	47	39.86
Vested and distributed	(36)	7.96

Outstanding at December 31, 2008	207	24.86

The total fair value of DSUs that vested during the year ended December 31, 2008 was $1.9 million. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2008, 52,762 DSUs were unvested, with an aggregate intrinsic value of approximately $3.1 million and a weighted average remaining contractual life of approximately 1.3 years. These units are expected to vest through May 2010. All DSUs vest upon fulfilling service conditions or upon a director’s departure from the Board under the terms of the Policy. The total fair value of DSUs that vested during the years ended December 31, 2007 and 2006 was $0.9 million and $1.2 million, respectively.

Restricted Stock Units

The following table summarizes the different types of restricted stock units (“RSUs”) granted by the Company (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
RSUs with service-based vesting conditions	1,529	588	834
RSUs with performance-based vesting conditions	898	1,409	2,412

Total	2,427	1,997	3,246

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.

The Company also granted performance-based RSUs in 2008, 2007 and 2006 to certain employees. These performance-based RSUs will only vest if the Company exceeds specified cumulative revenue and earnings per share targets over a period of three consecutive fiscal years commencing with the year in which the RSU was granted. For performance-based RSUs granted in 2006 and 2007, the maximum number of performance-based RSUs that may vest is equal to 300% of the number of non-performance-based RSUs granted on the same date.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For performance-based RSUs granted in 2008, the maximum number of performance-based RSUs that may vest is equal to 50% of the number of non-performance-based RSUs granted on the same date. In each case, such maximum vesting would only occur if the Company meets or exceeds a specified percentage of both its cumulative revenue and earnings per share targets for the three designated fiscal years and no performance-based RSUs will vest if the Company fails to exceed the applicable targets. If the Company’s cumulative revenue and/or earnings per share results for the applicable years are between 100% and the specified percentage of the targets, the holder would receive between zero performance-based RSUs and the maximum deliverable amount set forth above. For the years ended December 31, 2008, 2007 and 2006, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future cumulative performance. Such compensation cost is being recognized ratably over three years for each series of grants, as these awards vest only in their entirety upon achievement of the specified targets. Management will continue to review the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the years ended December 31, 2008, 2007 and 2006 (in thousands, except grant-date fair values):

	Units	Weighted Average Grant-Date Fair Value
Granted	3,246	$25.45
Forfeited	(106)	25.54

Outstanding at December 31, 2006	3,140	25.44
Granted	1,997	52.67
Exercised	(286)	26.66
Forfeited	(256)	35.78

Outstanding at December 31, 2007	4,595	36.67
Granted	2,427	30.33
Exercised	(434)	36.96
Forfeited	(389)	39.74

Outstanding at December 31, 2008	6,199	34.64

The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2006, 3.1 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $166.8 million and a weighted average remaining contractual life of approximately 2.1 years. As of December 31, 2007, 4.6 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $159.0 million and a weighted average remaining contractual life of approximately 1.5 years. As of December 31, 2008, 6.2 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $93.6 million and a weighted average remaining contractual life of approximately 1.1 years. These RSUs are expected to vest on various dates through November 2011.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Employee Benefit Plan:

In January 1999, the Company established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. For 2007 and 2006, the Company made matching contributions of 1/2 of the first 2% of employee contributions in each year and then matched 1/4 of the next 4% of employee contributions. The maximum amount of the Company match was $1,000 per employee per year for the years 2007 and 2006. Effective January 1, 2008, the Company amended its matching contribution to 1/2 of the first 8% of employee contributions in each year, with the maximum amount of the Company match at $2,000 per employee per year. The Company’s contributions vest 25% per annum. The Company contributed approximately $1.9 million, $0.9 million and $0.6 million of cash to the savings plan for the years ended December 31, 2008, 2007 and 2006, respectively.

18.	Income Taxes:

The components of income before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Domestic	$225,079	$156,219	$90,009
Foreign	9,456	11,986	8,460

Income before provision for income taxes	$234,535	$168,205	$98,469

The provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Current tax provision
Federal	$2,099	$—	$—
State	2,974	292	203
Foreign	2,626	1,685	2,383
Deferred tax provision (benefit)
Federal	79,045	51,567	30,624
State	1,776	6,764	8,740
Foreign	825	1,640	(882)
Change in valuation allowance	52	5,290	—

	$89,397	$67,238	$41,068

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective rate differed from the statutory rate as follows:

	For the Years Ended December 31,
	2008	2007	2006
United States federal income tax rate	35.0%	35.0%	35.0%
State taxes	3.8	4.4	4.5
Nondeductible stock-based compensation	1.6	2.7	5.8
United States federal and state research and development credits	(1.3)	(4.6)	(4.2)
Change in state tax rates	0.6	—	1.7
Foreign earnings	—	0.1	0.2
Other	(1.6)	(0.7)	(1.5)
Change in the deferred tax asset valuation allowance	—	3.1	—

	38.1%	40.0%	41.5%

The components of the net deferred tax asset and the related valuation allowance were as follows (in thousands):

	December 31,
	2008	2007
Net operating loss and credit carryforwards	$150,041	$225,324
Depreciation and amortization	68,502	77,893
Compensation costs	40,227	28,089
Impairment loss on marketable securities	14,767	—
Other	15,539	17,982

Deferred tax assets	289,076	349,288

Acquired intangible assets not deductible	(36,271)	(34,418)
Internal-use software capitalized	(17,449)	(12,102)

Deferred tax liabilities	(53,720)	(46,520)

Valuation allowance	(7,096)	(11,158)

Net deferred tax assets	$228,260	$291,610

As of December 31, 2008, the Company had United States federal NOL carryforwards of approximately $319.1 million and state NOL carryforwards of approximately $186.4 million, which expire at various dates through 2026. The Company also had foreign NOL carryforwards of approximately $3.4 million as of December 31, 2008. The majority of the foreign NOL carryforwards have no expiration dates. As of December 31, 2007, the Company had United States federal NOL carryforwards of $539.6 million, state NOL carryforwards of $186.5 million, and foreign NOL carryforwards of $4.5 million. As of December 31, 2008 and 2007, the Company had United States federal and state research and development tax credit carryforwards of $25.6 million and $24.8 million, respectively, which will expire at various dates through 2028. As of December 31, 2008 and 2007, the Company had foreign tax credit carryforwards of $7.0 million and $5.2 million, respectively, which expire at various dates through 2018.

As of December 31, 2008, the Company had a total valuation allowance of $7.1 million. During the fourth quarter of 2008, the Company recorded a decrease in valuation allowance of $2.9 million against capital loss

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards that expired unused. The other $1.1 million reduction in the valuation allowance in 2008 was due to a reclassification of that amount to unrecognized tax benefits of prior periods, as reflected in the table below.

The Company plans to reinvest indefinitely its undistributed foreign earnings. As of December 31, 2008, the Company had approximately $10.8 million of undistributed foreign earnings.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $2.1 million, including accrued interest and penalties, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.

The following is a roll-forward of the Company’s unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2008	2007
	(in millions)
Unrecognized tax benefits — at beginning of year	$3.2	$1.5
Gross increases — tax positions of prior periods	1.1	1.3
Gross decreases — tax positions of prior periods	—	(0.6)
Gross increases — current-period tax positions	1.0	1.6
Lapse of statute of limitations	(0.5)	(0.6)

Unrecognized tax benefits — at end of year	$4.8	$3.2

As of December 31, 2008 and December 31, 2007, the Company had approximately $6.1 million and $4.0 million, respectively, of total unrecognized tax benefits, including $1.3 million and $0.8 million, respectively, of accrued interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. If recognized, all amounts of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate.

The Company’s foreign subsidiaries file income tax returns in various foreign jurisdictions. Certain of these foreign subsidiaries have unrecognized tax benefits related to transfer pricing policies that existed in prior years. The statute of limitations expired in these foreign jurisdictions in 2008, which resulted in the recognition of approximately $0.5 million of benefit.

Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions due to net operating losses and the limited number of prior year audits by taxing jurisdictions. The Company is currently under tax examination by the U.S. Internal Revenue Service for the tax year ended December 31, 2006.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Segment and Geographic Information:

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), is the Chief Executive Officer and the executive management team. As of December 31, 2008, Akamai operated in one industry segment: providing global services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market, and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131.

The Company deploys its servers into networks worldwide. As of December 31, 2008, the Company had approximately $138.6 million and $35.9 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2007, the Company had approximately $107.9 million and $26.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.

Akamai sells its services and licenses through a sales force located both domestically and abroad. For the years ended December 31, 2008, 2007 and 2006, approximately 25%, 23% and 22%, respectively, of revenues was derived from the Company’s operations outside the United States, of which 18%, 17% and 18% of overall revenues, respectively, were related to Europe. Other than the United States, no single country accounted for 10% or more of the Company’s total revenues for any reported period.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Quarterly Financial Results (unaudited):

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2008 and 2007. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes.

	For the Three Months Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(In thousands, except per share data)
Revenues	$187,019	$194,004	$197,347	$212,554
Cost of revenues	$51,575	$53,688	$56,659	$60,688
Net income	$36,911	$34,334	$33,360	$40,533
Basic net income per share	$0.22	$0.21	$0.20	$0.24
Diluted net income per share	$0.20	$0.19	$0.18	$0.22
Basic weighted average common shares	165,959	167,417	168,474	168,843
Diluted weighted average common shares	185,744	187,641	187,769	186,694

	For the Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(In thousands, except per share data)
Revenues	$139,274	$152,654	$161,240	$183,238
Cost of revenues	$34,480	$39,759	$43,811	$49,394
Net income	$19,179	$21,646	$24,264	$35,878
Basic net income per share	$0.12	$0.13	$0.15	$0.22
Diluted net income per share	$0.11	$0.12	$0.13	$0.20
Basic weighted average common shares	161,569	164,798	165,474	164,768
Diluted weighted average common shares	183,157	185,601	185,106	185,294

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders under the captions “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein.

Our executive officers and directors and their positions as of March 2, 2009, are as follows:

Name	Position
Paul Sagan	President, Chief Executive Officer and Director

George H. Conrades	Executive Chairman of the Board of Directors

F. Thomson Leighton	Chief Scientist and Director

Debra Canner	Senior Vice President — Human Resources

Melanie Haratunian	Senior Vice President and General Counsel

Robert W. Hughes	Executive Vice President, Global Sales, Services and Marketing

J. Donald Sherman	Chief Financial Officer

Martin M. Coyne II	Director

C. Kim Goodwin	Director

Ronald L. Graham	Director

Jill A. Greenthal	Director

David W. Kenny	Director

Peter J. Kight	Director

Geoffrey Moore	Director

Frederic V. Salerno	Director

Naomi O. Seligman	Director

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our Board of Directors. The text of our amended code of ethics is available on our website at www.akamai.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2008. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2009 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2009 Annual Meeting of Stockholders under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2009 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2009 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

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

March 2, 2009	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL SAGAN Paul Sagan	President and Chief Executive Officer and Director (Principal executive officer)	March 2, 2009

/s/ J. DONALD SHERMAN J. Donald Sherman	Chief Financial Officer (Principal financial and accounting officer)	March 2, 2009

/s/ GEORGE H. CONRADES George H. Conrades	Director	March 2, 2009

/s/ MARTIN M. COYNE II Martin M. Coyne II	Director	March 2, 2009

/s/ C. KIM GOODWIN C. Kim Goodwin	Director	March 2, 2009

/s/ RONALD L. GRAHAM Ronald L. Graham	Director	March 2, 2009

/s/ JILL A. GREENTHAL Jill A. Greenthal	Director	March 2, 2009

/s/ DAVID W. KENNY David W. Kenny	Director	March 2, 2009

/s/ PETER J. KIGHT Peter J. Kight	Director	March 2, 2009

/s/ F. THOMSON LEIGHTON F. Thomson Leighton	Director	March 2, 2009

/s/ GEOFFREY MOORE Geoffrey Moore	Director	March 2, 2009

/s/ FREDERIC V. SALERNO Frederic V. Salerno	Director	March 2, 2009

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	March 2, 2009

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charged to operations		Other		Deductions	Balance at end of period
Year ended December 31, 2006:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,815	3,019	[2]	115		(2,481)[3]	$5,468
Deferred tax asset valuation allowance	$6,861	—		4,439	[1]	(4,962)	$6,338

Year ended December 31, 2007:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$5,468	6,434	[2]	337		(1,848)[3]	$10,391
Deferred tax asset valuation allowance	$6,338	5,290		75	[1]	(545)	$11,158

Year ended December 31, 2008:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$10,391	7,303	[2]	(308)		(6,116)[3]	$11,270
Deferred tax asset valuation allowance	$11,158	52		(1,109)[1]		(3,005)	$7,096

[1]	Amounts related to items with no income statement effect such as the impact of stock options, acquired intangible assets and acquired net operating losses.
[2]	Amounts represent charges to bad debt expense and reductions to revenue for increases to the allowance for doubtful accounts and to the reserve for cash-basis customers.
[3]

Amounts represent cash collections from customers for accounts previously reserved and write-offs of accounts receivable recorded against the allowance for doubtful accounts or the reserve for cash-basis customers.

S-1

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

4.1(D)	Specimen common stock certificate

4.2(E)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

4.3(F)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

4.4(G)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent

10.1(H)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.2(I)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant, as amended

10.3(J)@	2001 Stock Incentive Plan of the Registrant

10.4(K)	2006 Stock Incentive Plan of the Registrant

10.5(L)	Speedera Networks, Inc. 1999 Stock Incentive Plan

10.6(M)	Nine Systems Corporation (formerly known as Streaming Media Corporation) 2002 Stock Option Plan

10.7(N)	Netli, Inc. Amended and Restated Stock Option Plan

10.8(N)	Netli, Inc. 2002 Equity Incentive Plan

10.9(D)@	Form of Incentive Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.10(D)@	Form of Nonstatutory Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.11(O)@	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant

10.12(O)@	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant

10.13	Form of Deferred Stock Unit Agreement for Directors of the Registrant

10.14@	Form of Restricted Stock Unit Agreement with Annual Vesting

10.15@	Form of Restricted Stock Unit Agreement with Performance-Based Vesting

10.16@†	Form of Restricted Stock Unit Agreement with Annual Performance-Based Vesting

10.17(P)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc.

10.18(R)	Summary of the Registrant’s Compensatory Arrangements with Non-Employee Directors

10.19	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.20(W)@	Form of Incentive Stock Option Agreement with Financial Performance-Related Vesting Provisions

10.21	Office Lease Agreement dated March 31, 2008 between the Registrant and Locon San Mateo, LLC

10.22(Q)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.23(Q)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.24(D)†	Patent and Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.25(Q)@	Incentive Stock Option Agreement, dated February 8, 2008, by and between the Registrant and Robert W. Hughes

10.26(R)@	Incentive Stock Option Agreement, dated as of September 19, 2002, by and between the Registrant and Paul Sagan

10.27(S)@	Employment Offer Letter Agreement dated January 4, 2005 by and between the Registrant and Paul Sagan

10.28(T)@	Amendment to Employment Agreement dated August 9, 2006 between the Registrant and Paul Sagan

10.29@	Amendment to Employment Agreement dated December 31, 2008 between the Registrant and Paul Sagan

10.30(T)@	Incentive Stock Option Agreement dated February 14, 2005 between the Registrant and Paul Sagan

10.31(U)@	Employment Offer Letter Agreement dated October 14, 2005 between the Registrant and J. Donald Sherman

10.32(V)@	Form of J. Donald Sherman Restricted Stock Unit Agreement

10.33@†	Form of 2009 Executive Bonus Plan

10.34@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.35@	Form of Executive Change of Control and Severance Agreement

10.36(T)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.37@†	Form of Robert W. Hughes 2009 Executive Bonus Plan

21.1(R)	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement and Plan of Merger dated October 20, 2008, by and among the Registrant, Arrow Acquisition Corp., IB Holdco Inc., I-Behavior, Inc., IB Spinco LLC and the representative of the selling equity holders.

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.
(B)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.
(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(D)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679), as amended, filed with the Commission on August 20, 1999.
(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.
(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.
(G)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.
(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.
(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.
(J)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.
(K)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2006.
(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.
(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-139408) filed with the Commission on December 15, 2006.
(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-141854) filed with the Commission on April 3, 2007.
(O)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007.
(P)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.
(Q)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 3, 2008.
(R)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(S)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2005.
(T)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2006.
(U)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2005.
(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2006.
(W)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005.
@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.