Form 10-Q
period 2009-03-31
AKAMAI TECHNOLOGIES INC
filed 2009-05-11
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 7, 2009: 172,823,522 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$215,210	$156,074
Marketable securities (including restricted securities of $3,460 each at March 31, 2009 and December 31, 2008)	238,794	174,557
Accounts receivable, net of reserves of $13,667 and $11,270 at March 31, 2009 and December 31, 2008, respectively	149,280	139,612
Prepaid expenses and other current assets	30,670	27,124
Deferred income tax assets	4,542	4,542

Total current assets	638,496	501,909
Property and equipment, net	174,651	174,483
Marketable securities (including restricted securities of $153 each at March 31, 2009 and December 31, 2008)	394,475	440,996
Goodwill	441,569	441,258
Other intangible assets, net	88,756	92,995
Deferred income tax assets, net	196,050	223,718
Other assets	5,315	5,592

Total assets	$1,939,312	$1,880,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,391	$21,165
Accrued expenses and other current liabilities	46,203	66,132
Deferred revenue	25,829	11,506
Accrued restructuring	1,546	1,653

Total current liabilities	90,969	100,456
Other liabilities	13,257	10,619
Deferred revenue	3,889	1,251
1% convertible senior notes	199,855	199,855

Total liabilities	307,970	312,181

Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 172,720,123 and 169,371,675 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,727	1,694
Additional paid-in capital	4,559,690	4,539,154
Accumulated other comprehensive income (loss), net	(19,428)	(24,350)
Accumulated deficit	(2,910,647)	(2,947,728)

Total stockholders’ equity	1,631,342	1,568,770

Total liabilities and stockholders’ equity	$1,939,312	$1,880,951

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Revenues	$210,368	$187,019

Costs and operating expenses:
Cost of revenues	60,362	51,575
Research and development	10,856	9,304
Sales and marketing	42,270	35,944
General and administrative	36,068	33,266
Amortization of other intangible assets	4,239	3,590
Restructuring charge	454	—

Total costs and operating expenses	154,249	133,679

Income from operations	56,119	53,340
Interest income	4,740	8,041
Interest expense	(710)	(710)
Other income (expense), net	1,134	476
Gain (loss) on investments, net	455	208

Income before provision for income taxes	61,738	61,355
Provision for income taxes	24,657	24,444

Net income	$37,081	$36,911

Net income per weighted average share:
Basic	$0.22	$0.22
Diluted	$0.20	$0.20
Shares used in per share calculations:
Basic	170,519	165,959
Diluted	188,183	185,744

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$37,081	$36,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,678	22,647
Stock-based compensation expense	15,067	11,251
Provision for deferred income taxes, net	22,877	23,217
Amortization of deferred financing costs	210	210
Provision for doubtful accounts	1,158	353
Excess tax benefits from stock-based compensation	(325)	(3,277)
Gains on investments and loss on disposal of property and equipment, net	(434)	(271)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,719	(2,072)
Prepaid expenses and other current assets	(3,807)	(2,131)
Accounts payable, accrued expenses and other current liabilities	(17,315)	(928)
Deferred revenue	106	2,522
Accrued restructuring	(161)	(164)
Other non-current assets and liabilities	2,615	(259)

Net cash provided by operating activities	90,469	88,009

Cash flows from investing activities:
Purchases of property and equipment	(15,774)	(21,911)
Capitalization of internal-use software development costs	(7,293)	(6,301)
Purchases of short- and long-term marketable securities	(79,980)	(160,182)
Proceeds from sales of short- and long-term marketable securities	69,276	35,403
Proceeds from maturities of short- and long-term marketable securities	5,500	119,063
Cash paid for acquisition of a business	(5,779)	—
Proceeds from the sale of property and equipment	2	67

Net cash used in investing activities	(34,048)	(33,861)

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	325	3,277
Proceeds from the issuance of common stock under stock option plans	3,764	4,509

Net cash provided by financing activities	4,089	7,786

Effects of exchange rate changes on cash and cash equivalents	(1,374)	1,483

Net increase in cash and cash equivalents	59,136	63,417
Cash and cash equivalents at beginning of period	156,074	145,078

Cash and cash equivalents at end of period	$215,210	$208,495

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,245	$4,383
Non-cash financing and investing activities:
Capitalization of stock-based compensation as internal-use software	$1,908	$1,671
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(213)	(952)

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009.

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

2. Recent Accounting Pronouncements

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed until the beginning of the first quarter of fiscal 2009 the effective date of SFAS 157, “Fair Value Measurement,” for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP 157-2 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), became effective for the Company. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R may have a material impact on the Company’s consolidated financial statements if or when it enters into another business combination.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is currently evaluating the impact that this standard may have on its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurement.” FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, whether SFAS 157 is applicable to all assets and liabilities (i.e., financial and non-financial) and whether enhanced disclosure is required. This standard is effective for periods ending after June 15, 2009. The Company currently anticipates that the adoption of FSP FAS 157-4 will not have an impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. The Company currently anticipates the adoption of FSP FAS 115-2 and FSP FAS 124-2 will not have an impact on its consolidated financial statements.

3. Business Acquisition

aCerno

In November 2008, the Company acquired all of the outstanding common and preferred stock of the parent entity of aCerno, Inc. (“acerno”) including vested stock options, in exchange for approximately $89.5 million in cash paid in 2008 and in the first quarter of 2009. The purchase of acerno was intended to augment Akamai’s Advertising Decision Solutions (“ADS”), which are solutions designed to help customers more effectively advertise online by helping them improve ad results by accessing the audiences they want. The aggregate purchase price of $90.8 million consisted of $89.5 million in cash and $1.3 million of transaction costs, which primarily consisted of fees for legal and financial advisory services.

The acquisition of acerno was accounted for using the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since November 3, 2008, the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The purchase price allocation was finalized during the first quarter of 2009. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to acerno customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force. In accordance with current accounting standards, goodwill associated with the acerno acquisition will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142 (see Note 10).

The following table presents the allocation of the purchase price for acerno:

(In thousands)
Total consideration:
Cash paid as of March 31, 2009	$89,520
Transaction costs	1,294

Total purchase consideration	$90,814

Allocation of the purchase consideration:
Current assets	$5,249
Property and equipment	1,720
Identifiable intangible assets	19,400
Goodwill	80,596
Deferred tax liabilities	(7,516)
Other liabilities assumed	(8,635)

$90,814

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted Average useful life
	(In thousands)	(In years)
Completed technologies	$9,200	2.5
Customer relationships	4,300	4.1
Non-compete agreements	5,600	2.5
Trade names	300	1.5

Total	$19,400

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

The Company’s pro forma results of operations, presented to give effect to the acquisition of acerno for periods prior to the acquisition, would not differ materially from the Company’s reported results of operations.

4. Marketable Securities and Investments

The Company accounts for financial assets and liabilities in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level	1—Quoted prices in active markets for identical assets or liabilities.

Level	2—Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level	3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques.

The following is a summary of marketable securities and other investment-related assets held at March 31, 2009 and December 31, 2008 (in thousands).

As of March 31, 2009	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$614	$—	$—	$—	$614	$511	$103
Commercial paper	12,533	2	(19)	—	12,516	12,516	—
U.S. corporate debt securities	238,056	1,220	(2,600)	—	236,676	138,712	97,964
U.S. government agency obligations	121,026	471	(27)	—	121,470	87,055	34,415
Auction rate securities	210,600	—	(25,107)	—	185,493	—	185,493

	582,829	1,693	(27,753)	—	556,769	238,794	317,975

Trading securities:
Auction rate securities	76,500	—	—	(9,746)	66,754	—	66,754
Other investment-related assets:
Put option related to auction rate securities	—	—	—	9,746	9,746	—	9,746

	$659,329	$1,693	$(27,753)	$—	$633,269	$238,794	$394,475

As of December 31, 2008	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$640	$—	$—	$—	$640	$487	$153
Commercial paper	39,357	52	—	—	39,409	39,409	—
U.S. corporate debt securities	216,883	681	(2,593)	—	214,971	85,907	129,064
U.S. government agency obligations	110,137	902	(12)	—	111,027	48,754	62,273
Auction rate securities	210,600	—	(37,163)	—	173,437	—	173,437

	577,617	1,635	(39,768)	—	539,484	174,557	364,927

Trading securities:
Auction rate securities	76,500	—	—	(12,931)	63,569	—	63,569
Other investment-related assets:
Put option related to auction rate securities	—	—	—	12,500	12,500	—	12,500

	$654,117	$1,635	$(39,768)	$(431)	$615,553	$174,557	$440,996

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale securities are included within accumulated other comprehensive income (loss), net within stockholders’ equity. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss), net to gain (loss) on investments, net in the statement of operations. All gains and losses on investments classified as trading securities are included within the statement of operations as gain (loss) on investments, net. Realized gains and losses and other-than-temporary impairments on investments classified as available-for-sale securities are reflected in the statement of operations as gain (loss) on investments, net. As of March 31, 2009, the Company had $210.6 million of auction rate securities and $3.1 million of U.S. corporate debt securities with gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at March 31, 2009 (in thousands):

	Total Fair Value at March 31, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$166,126	$166,126	$—	$—
Certificates of deposit	614	614	—	—
Commercial paper	12,516	—	12,516	—
U.S. government agency obligations	121,470	—	121,470	—
U.S. corporate debt securities	236,676	—	236,676	—
Auction rate securities	252,247	—	—	252,247
Put option related to auction rate securities	9,746	—	—	9,746

	$799,395	$166,740	$370,662	$261,993

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the three months ended March 31, 2009 (in thousands):

	Auction Rate Securities	Put Option Related to Auction Rate Securities	Total
Balance as of December 31, 2008	$237,006	$12,500	$249,506
Unrealized gains included in accumulated other comprehensive income (loss), net	12,056	—	12,056
Unrealized gain on auction rate securities included in the statement of operations	3,185	—	3,185
Unrealized loss on other investment-related assets included in the statement of operations	—	(2,754)	(2,754)

Balance as of March 31, 2009	$252,247	$9,746	$261,993

As of March 31, 2009, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2009, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of March 31, 2009, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of auction rate securities (“ARS”) as well as a related put option described below. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that are designed to occur every seven to 35 days.

Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended March 31, 2009, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of March 31, 2009 assumes a weighted average discount rate of 4.63% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of March 31, 2009, the Company has estimated an aggregate loss of $34.9 million, of which $25.1 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive loss within stockholders’ equity, and of which $9.7 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statement of operations. The impact for the three months ended March 31, 2009 was a net gain of $12.1 million, included in accumulated other comprehensive loss within stockholders’ equity, related to ARS having impairments deemed to be temporary in nature, as well as a net gain of $3.2 million, included in gain (loss) on investments, net in the consolidated statement of operations, related to the impairment of ARS deemed other-than-temporary. The aggregate net gain in the fair value of ARS experienced in the three months ended March 31, 2009 was due to a decrease in the weighted average discount rate used in the computation of fair values to 4.63% from 6.275% used as of December 31, 2008.

The Company’s ARS are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans as part of the Federal Family Education Loan Program through the U.S. Department of Education. The Company believes the quality of the collateral underlying these securities will enable it to recover the Company’s principal balance.

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

In November 2008, the Company entered into an agreement with one of its investment advisors, which will require the advisor to repurchase the $76.5 million in par value of ARS purchased through such advisor at par value beginning on June 30, 2010. Such agreement created a separate financial instrument between the two companies (the “put option”). For these particular ARS, Akamai expects to continue to hold these long-term debt instruments until the earlier of the settlement date or the date on which the market allows for active trading of ARS at par value. At any time during the period up until the June 2010, the investment advisor can call the ARS at par value. These ARS were classified as trading securities as of December 31, 2008 and March 31, 2009.

The Company elected to apply the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to the put option. As of December 31, 2008, the $12.5 million fair value of the put option was grouped with long-term marketable securities on the Company’s consolidated balance sheet. As of March 31, 2009, the fair value of the put option was reduced to $9.7 million. As a result, the Company recorded a net loss on investments of $2.8 million, included in gain (loss) on investments, net in the consolidated statement of operations for the three months ended March 31, 2009. The fair value of the put option was determined by comparing the fair values of the related ARS, as described above, to their par values and also considers the credit risk associated with the investment advisor. This put option will continue to be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as Level 3 in the hierarchy.

As of March 31, 2009 and December 31, 2008, the Company classified ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. Expected maturities of the Company’s marketable securities and other investment-related assets held at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Available-for-sale securities:
Due in one year or less	$238,794	$174,710
Due after 1 year through 5 years	132,482	191,337
Due after 5 years	185,493	173,437
Trading securities:
Due after 5 years	66,754	63,569
Other investment-related assets:
Due after 1 year through 5 years	9,746	12,500

	$633,269	$615,553

As of March 31, 2009, $3.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $3.4 million are classified as short-term marketable securities and $0.2 million are classified as long-term marketable securities on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through May 2011.

5. Accounts Receivable

Net accounts receivable consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Trade accounts receivable	$139,071	$138,286
Unbilled accounts	23,876	12,596

Gross accounts receivable	162,947	150,882
Allowance for doubtful accounts	(8,297)	(6,943)
Reserve for cash-basis customers	(5,370)	(4,327)

Total accounts receivable reserves	(13,667)	(11,270)

Accounts receivable, net	$149,280	$139,612

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

For presentation on the balance sheet at December 31, 2008, the Company reduced customer accounts receivable balances and deferred revenue by the amount of any deferred revenue recorded for customers that had a balance receivable. The reduction as of December 31, 2008 totaled $22.2 million. Beginning in the period ended March 31, 2009, the Company ceased to record such reduction for balance sheet presentation and now only records a reduction of customers’ accounts receivable balances for the amount of any deferred revenue related to services that have not yet commenced and any deferred revenue for customers from which collection is not reasonably assured. The actual reported deferred revenue on the balance sheet at December 31, 2008 was $12.8 million. That amount would have been $30.1 million if the new presentation had been applied at December 31, 2008.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Payroll and other related benefits	$23,134	$26,377
Bandwidth and co-location	16,300	16,642
Property, use and other taxes	2,392	13,317
Legal professional fees	1,037	1,475
Other	3,340	8,321

Total	$46,203	$66,132

7. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, deferred stock units, restricted stock units (“RSUs”) and convertible notes.

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$37,081	$36,911
Add back of interest expense on 1% convertible senior notes, net of tax	426	710

Numerator for diluted net income	$37,507	$37,621

Denominator:
Denominator for basic net income per common share	170,519	165,959
Effect of dilutive securities:
Stock options	2,452	5,656
Effect of escrow contingencies	347	810
RSUs and deferred stock units	1,929	392
Assumed conversion of 1% convertible senior notes	12,936	12,927

Denominator for diluted net income per common share	188,183	185,744

Basic net income per common share	$0.22	$0.22
Diluted net income per common share	$0.20	$0.20

Outstanding options to acquire an aggregate of 3.3 million and 1.9 million shares of common stock as of March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, 2.6 million and 4.4 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three months ended March 31, 2009 and 2008, respectively, because the performance conditions had not been met as of those dates.

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

8. Stockholders’ Equity

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Stock-based compensation expense by type of award:
Stock options	$4,848	$6,172
RSUs	11,140	5,787
Shares issued under the Employee Stock Purchase Plan	987	963
Amounts capitalized as internal-use software	(1,908)	(1,671)

Total stock-based compensation before income taxes	15,067	11,251
Less: Income tax benefit	(6,017)	(3,417)

Total stock-based compensation, net of taxes	$9,050	$7,834

Effect of stock-based compensation on income by line item:
Cost of revenues	$561	$566
Research and development expense	2,726	2,448
Sales and marketing expense	7,040	4,949
General and administrative expense	4,740	3,288
Provision for income taxes	(6,017)	(3,417)

Total cost related to stock-based compensation, net of taxes	$9,050	$7,834

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three months March 31, 2009 and 2008 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $1.3 million and $0.9 million during such three-month periods, respectively, before tax.

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

The grant-date fair values of option awards granted during the three months ended March 31, 2009 and 2008 were estimated using the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2009	2008
Expected life (years)	4.1	4.1
Risk-free interest rate (%)	1.6	2.5
Expected volatility (%)	56.7	51.6
Dividend yield (%)	—	—

For the three months ended March 31, 2009 and 2008, the weighted average fair value of Akamai’s stock option awards granted in those periods was $7.83 per share and $13.71 per share, respectively.

The grant-date fair values of Akamai’s Employee Stock Purchase Plan (“ESPP”) awards granted during the three months ended March 31, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2009	2008
Expected life (years)	0.5	0.5
Risk-free interest rate (%)	0.4	3.3
Expected volatility (%)	68.1	50.0
Dividend yield (%)	—	—

For the three months ended March 31, 2009 and 2008, the weighted average fair value of ESPP awards granted in those periods was $2.15 per share and $5.48 per share, respectively.

As of March 31, 2009, the total pre-tax unrecognized compensation cost for stock options, RSUs and stock issued under the ESPP was $84.1 million. This non-cash expense is estimated to be recognized through 2013 over a weighted average period of 1.3 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.

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

The following tables summarize the stock option activity under all of the Company’s stock incentive plans during the three months ended March 31, 2009 and 2008 (in thousands, except exercise prices):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	10,380	$18.76
Granted	669	17.29
Exercised	(408)	8.94
Forfeited and expired	(123)	35.70

Outstanding at March 31, 2009	10,518	18.86

Exercisable at March 31, 2009	7,903	15.31

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,034	$15.83
Granted	458	31.95
Exercised	(466)	9.01
Forfeited and expired	(28)	29.12

Outstanding at March 31, 2008	11,998	16.68

Exercisable at March 31, 2008	8,987	11.35

The total pre-tax intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $1.9 million and $10.7 million, respectively. Cash proceeds from the exercise of stock options were $3.8 million and $4.5 million for the three months ended March 31, 2009 and 2008, respectively.

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

The following tables summarize the DSU activity for the three months ended March 31, 2009 and 2008 (in thousands, except grant date fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	207	$24.86
Vested and distributed	—	—

Outstanding at March 31, 2009	207	24.86

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	196	$15.03
Vested and distributed	(1)	31.15

Outstanding at March 31, 2008	195	14.98

The grant date fair value of each DSU is calculated based upon the Company’s closing stock price on the date of grant. There were no DSUs granted during the three months ended March 31, 2009 and March 31, 2008. As of March 31, 2009, DSUs representing 50,027 shares of common stock were unvested, with a weighted average pre-tax intrinsic value of approximately $1.0 million and a weighted average remaining contractual life of approximately 1.1 years. These units are expected to vest through May 2010. All DSUs vest upon fulfilling service conditions or, under certain circumstances, upon a director’s departure from the Board.

Restricted Stock Units

The following table summarizes the different types of RSUs granted by the Company (in thousands):

	For the Three Months Ended March 31,
	2009	2008
RSUs with service-based vesting conditions	1,155	1,319
RSUs with performance-based vesting conditions	989	898

Total	2,144	2,217

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

The Company granted performance-based RSUs in 2008 and during the first quarter of 2009 to certain employees. These performance-based RSUs will only vest if the Company exceeds specified revenue and earnings per share targets over a period of three consecutive fiscal years commencing with the year in which the RSU was granted.

For the three months ended March 31, 2009 and 2008, management measured compensation expense for these performance-based RSUs based upon a review of the Company’s expected achievement of future performance. Such compensation cost is being recognized ratably over the three years for each series of grants, as these awards vest only in their entirety upon achievement of the specified targets. Management will continue to review the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the three months ended March 31, 2009 and 2008 (in thousands, except grant date fair values):

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	6,199	$34.64
Granted	2,144	15.87
Vested	(2,945)	17.48
Forfeited	(10)	36.31

Outstanding at March 31, 2009	5,388	30.26

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	4,595	$36.67
Granted	2,217	32.05
Vested	(395)	35.56
Forfeited	(16)	38.38

Outstanding at March 31, 2008	6,401	35.23

As of March 31, 2009, RSUs representing 5.4 million shares of common stock were outstanding and unvested, with an aggregate pre-tax intrinsic value of $104.5 million and a weighted average remaining contractual life of approximately 2.0 years. These RSUs are expected to vest through March 2012.

9. Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net income	$37,081	$36,911
Other comprehensive income:
Foreign currency translation adjustments	(2,463)	1,418
Change in unrealized gain (loss) on investments, net	12,056	(15,738)
Income tax (expense) benefit related to unrealized gain (loss) on investments, net	(4,671)	5,705

Other comprehensive income (loss)	4,922	(8,615)

Comprehensive income	$42,003	$28,296

Accumulated other comprehensive loss, net consisted of (in thousands):

	March 31, 2009	December 31, 2008
Foreign currency translation adjustment	$(3,465)	$(1,002)
Net unrealized loss on investments, net of taxes	(15,963)	(23,348)

Total accumulated other comprehensive loss, net	$(19,428)	$(24,350)

10. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2008. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. During the three months ended March 31, 2009, the Company made purchase accounting adjustments affecting goodwill of $0.3 million to reflect the final determination of the fair value of assumed liabilities and assets in connection with the acquisition of acerno.

The Company reviews goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of December 31, 2008 for purposes of performing its annual impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of December 31, 2008. The fair value on December 31, 2008 exceeded the net assets of the reporting unit, including goodwill. Accordingly, the Company concluded that no impairment existed as of that date. Unless changes in events or circumstances indicate that an impairment is required, the Company will next test goodwill for impairment as of December 31, 2009.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$35,031	$(6,915)	$28,116
Customer relationships	88,700	(33,892)	54,808
Non-compete agreements	7,200	(1,849)	5,351
Trademarks	800	(319)	481
Acquired license rights	490	(490)	—

Total	$132,221	$(43,465)	$88,756

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$35,031	$(5,659)	$29,372
Customer relationships	88,700	(31,291)	57,409
Non-compete agreements	7,200	(1,529)	5,671
Trademarks	800	(257)	543
Acquired license rights	490	(490)	—

Total	$132,221	$(39,226)	$92,995

Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2009 and 2008 was $4.2 million and $3.6 million, respectively. Based on the Company’s other intangible assets as of March 31, 2009, aggregate expense related to amortization of other intangible assets is expected to be $12.5 million for the remainder of 2009, and $16.4 million, $16.4 million, $15.4 million and $12.6 million for fiscal years 2010, 2011, 2012 and 2013, respectively.

11. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing.

At March 31, 2009 and December 31, 2008, the Company held ARS, with an estimated fair value of $252.2 million and $237.0 million, respectively, that have experienced failed auctions, which have prevented the Company from liquidating those investments. As a result, the Company has classified these investments as long-term marketable securities on its consolidated balance sheet as of March 31, 2009. Based on its ability to access its cash and short-term investments and its expected cash flows, the Company does not anticipate the current lack of liquidity with respect to these ARS to have a material impact on its financial condition or results of operations during 2009. As of March 31, 2009, the Company had recorded a pre-tax cumulative unrealized loss of $25.1 million related to the temporary impairment of the ARS, which was included in accumulated other comprehensive loss on its consolidated balance sheet.

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of March 31, 2009 or as of December 31, 2008. The Company believes that, at March 31, 2009, concentration of credit risk related to accounts receivable is not significant.

12. 1% Convertible Senior Notes

As of March 31, 2009, the carrying amount and fair value of the Company’s 1% convertible senior notes were $199.9 million and $270.1 million, respectively. The initial, and current, conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The conversion price is subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase all or a portion of such notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control of the Company, the holders may require Akamai to repurchase all or a portion of such 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued and unpaid interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of these notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $210,000 for each of the three-month periods ended March 31, 2009 and 2008. Using the effective interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

13. Segment and Geographic Information

Akamai’s chief decision-maker, as defined under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) is the Chief Executive Officer and the executive management team. As of March 31, 2009, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131.

The Company deploys its servers into networks worldwide. As of March 31, 2009, the Company had $137.7 million and $37.0 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2008, the Company had $138.6 million and $35.9 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. Akamai sells its services through a direct sales force located both in the United States and certain foreign locations. For the three months ended March 31, 2009, approximately 28% of revenues were derived from the Company’s operations outside the United States, including 18% from Europe. For the three months ended March 31, 2008, 25% of revenues were derived from the Company’s operations outside the United States, including 17% from Europe. No single country outside the United States accounted for 10% or more of revenues during these periods. For the three months ended March 31, 2009 and 2008, no customer accounted for 10% or more of total revenues.

14. Income Taxes

The Company’s effective income tax rate, including discrete items, was 39.9% and 39.8% for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. The discrete items also include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the ESPP. For the three months ended March 31, 2009 and 2008, the effective income tax rates were higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” and state income tax expense.

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

The expected minimum aggregate future obligations under non-cancelable leases as of March 31, 2009 were as follows (in thousands):

Operating Leases
Remaining 2009	$12,666
2010	19,656
2011	17,237
2012	16,281
2013	15,820
Thereafter	84,352

Total	$166,012

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2009 and for the years ending December 31, 2010 and 2011, the minimum commitments pursuant to these contracts in effect as of March 31, 2009, are $41.1 million, $10.2 million and $0.9 million, respectively. As of March 31, 2009, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $21.0 million, which are expected to be paid over the next twelve months.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. The Company believes that it has meritorious defenses to the claims made in the complaint, and it intends to contest the lawsuit vigorously. An adverse resolution of this action could have a material adverse effect on its financial condition and results of operations in the period in which the lawsuit is resolved. The Company is not presently able to estimate potential losses, if any, related to this lawsuit.

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that Ms. Simmonds had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit Ms. Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Ms. Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds filed a Notice of Appeal on April 10, 2009. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition.

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified guarantees in accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under SFAS No. 5, “Accounting for Contingencies, as Interpreted by FIN 45.” The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of March 31, 2009 was determined to be immaterial.

16. Subsequent Event

On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Company may choose to suspend or discontinue the repurchase program at any time.

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

Recent Events

On April 29, 2009, we announced that our Board of Directors had authorized a stock repurchase program permitting purchases of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may choose to suspend or discontinue the repurchase program at any time.

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%

Cost of revenues	28.7	27.6
Research and development expense	5.2	5.0
Sales and marketing expense	20.1	19.2
General and administrative expense	17.1	17.8
Amortization of other intangible assets	2.0	1.9
Restructuring charge	0.2	—

Total cost and operating expenses	73.3	71.5

Income from operations	26.7	28.5
Interest income	2.2	4.3
Interest expense	(0.3)	(0.4)
Other income (expense), net	0.5	0.3
Gain (loss) on investments, net	0.2	0.1

Income before provision for income taxes	29.3	32.8
Provision for income taxes	11.7	13.1

Net income	17.6%	19.7%

We were profitable for the fiscal year 2008 and for the three months ended March 31, 2009; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced or at all. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2008 and for the first quarter of 2009, the dollar volume of new recurring revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend could lead to increased revenues; however, any such increased revenues could be offset if lower traffic reduces the revenues we earn on a non-committed basis.

•

We have experienced seasonal variations in our quarterly revenues attributable to ecommerce services used by our retail customers, with higher revenues in the fourth quarter of the year and lower revenues during the summer months. In the first quarter of 2009, our total revenues were lower than our total revenues in the fourth quarter of 2008.

•

During the first quarter of 2009, unit prices offered to some new and existing customers declined, including contracts signed with certain customers at higher committed service levels that reflected volume discounts. Additionally, increased competition from new entrants into the market that are willing to use low unit prices as a method of differentiation contributed to these price declines. If we continue to experience decreases in unit prices for new and existing customers, our operating profit percentage could decrease.

•

During the first quarter of 2009, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continued to invest in internal-use software development to improve the performance and efficiency of our network. Even with increased traffic delivered over our network, our total bandwidth costs decreased during the first quarter of 2009 as compared to the fourth quarter of 2008. We believe that our overall bandwidth costs will increase slightly as compared to the first quarter of 2009 in the future as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected during the remainder of 2009.

•

During the first quarter of 2009, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to remain low if our customer base continues to grow.

•

During the first quarter of 2009, revenues derived from customers outside the United States accounted for 28% of our total revenues, an increase over prior quarters. We expect revenues from such customers as a percentage of our total revenues to be between 25% and 30% for fiscal 2009.

•

Depreciation and amortization expense related to our network equipment and internal-use software development costs increased during the first quarter of 2009 as compared to first quarter of 2008. Due to expected future purchases of network equipment during 2009, we believe that depreciation expense related to our network equipment will continue to increase in the remainder of 2009 as compared to prior periods in 2008. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will increase on a quarterly basis in 2009 as compared to corresponding periods in 2008.

•

For the three months ended March 31, 2009, our stock-based compensation expense was $15.1 million as compared to $11.3 million for the three months ended March 31, 2008. The primary reason for the increase in stock-based compensation expense for the first quarter of 2009 as compared to the same period in 2008 was due to changes in management’s estimates in each period with respect to the expected vesting of performance-based restricted stock units. We expect that stock-based compensation expense will remain relatively flat for the second quarter of 2009 as compared to the first quarter of 2009. As of March 31, 2009, our total pre-tax unrecognized compensation costs for stock-based awards were $84.1 million, which we expect to recognize as expense over a weighted average period of 1.3 years through 2013.

•

As of March 31, 2009, we have recorded a pre-tax cumulative unrealized loss in stockholders’ equity of $26.1 million related to the temporary impairment of our marketable security investments. For the three months ended March 31, 2009, we recorded an unrealized gain of $3.2 million in our statement of operations related to a decrease in the other-than-temporary impairment of our investments in auction rate securities, or ARS. We also recorded an unrealized loss of $2.8 million in our statement of operations related to an agreement we entered into with one of our investment advisors. Under the terms of the agreement, the investment advisor agreed to repurchase, in June 2010, the ARS it previously sold to us. The loss represented by the put option incorporated into this agreement was included in gain on investments, net in our statement of operations. Based upon our cash, cash equivalents and marketable securities balance of $848.5 million and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during 2009. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•

During the three months ended March 31, 2009, our effective income tax rate, including discrete items, was 39.9%. We expect our effective income tax rate to remain relatively consistent on a quarterly basis during each remaining quarter in 2009. In addition, we do not expect to make significant cash tax payments due to the continued utilization of our deferred tax assets.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2009; however, our future results are likely to be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim periods and with Regulation S-X promulgated under the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, goodwill and other intangible assets, capitalized internal-use software costs, impairment and useful lives of long-lived assets, tax reserves, loss contingencies and stock-based compensation costs. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they were made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2008 for further discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

On January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2. FSP 157-2 delayed until the beginning of the first quarter of fiscal 2009 the effective date of SFAS 157, “Fair Value Measurement,” for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP 157-2 on January 1, 2009 did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

On January 1, 2009, Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R, became effective for us. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R may have a material impact on our consolidated financial statements if or when we enter into another business combination.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard may have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” or FSP FAS 157-4, which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurement.” FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, whether a transaction is distressed, whether SFAS 157 is applicable to all assets and liabilities (i.e., financial and non-financial) and whether enhanced disclosure is required. This standard is effective for periods ending after June 15, 2009. We currently anticipate that the adoption of FSP FAS 157-4 will not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and FSP FAS 124-2, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. We currently anticipate the adoption of FSP FAS 115-2 and FSP FAS 124-2 will not have an impact on our consolidated financial statements.

Results of Operations

Revenues. Total revenues increased 12%, or $23.3 million, to $210.4 million for the three months ended March 31, 2009 as compared to $187.0 million for the three months ended March 31, 2008. The increase in revenues for the three months ended March 31, 2009 as compared to the same period in the prior year was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as increases in traffic and additional services sold to new and existing customers. Increased sales to existing customers contributed to increases in the average revenue per customer during the period, partially offset by reduced unit prices offered to new and certain existing customers. We believe that the continued growth in use of the Internet by businesses and consumers was the principal factor driving increased purchases of our services. We expect this trend to continue during the reminder of 2009 but at lower rates of growth due to general economic conditions and a leveling off of the rate of increased growth in use of the Internet. Also contributing to increased revenues for the three months ended March 31, 2009 were revenues generated through our acquisition of acerno, which added $4.9 million of revenue during the first quarter of 2009. As of March 31, 2009, we had 2,950 customers under recurring revenue contracts as compared to 2,672 as of March 31, 2008.

For the three months ended March 31, 2009 and 2008, 28% and 25%, respectively, of our revenues were derived from our operations located outside of the United States, including 18% and 17%, respectively, derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods. For the three months ended March 31, 2009, resellers accounted for 17% of revenues as compared to 16% of revenues for the three months ended March 31, 2008. For each of the three-month periods ended March 31, 2009 and 2008, no customer accounted for 10% or more of revenues.

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

Cost of revenues was comprised of the following (in millions):

	For the Three Months Ended March 31,
	2009	2008
Bandwidth, co-location and storage fees	$36.2	$32.0
Payroll and related costs of network operations personnel	2.9	2.7
Stock-based compensation	1.9	1.5
Depreciation and impairment of network equipment	15.4	12.6
Amortization of internal-use software	4.0	2.8

Total cost of revenues	$60.4	$51.6

Cost of revenues increased 17%, or $8.8 million, to $60.4 million for the three months ended March 31, 2009 as compared to $51.6 million for the three months ended March 31, 2008. This increase was primarily due to an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure.

Cost of revenues during the three months ended March 31, 2009 also included credits received of approximately $0.3 million from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. During the three months ended March 31, 2008, cost of revenues included similar credits of approximately $0.5 million. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, is unpredictable.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2009 and for the years ending December 31, 2010 and 2011, the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $41.1 million, $10.2 million and $0.9 million, respectively.

We expect that cost of revenues will increase during the remainder of 2009 as compared to the first quarter of 2009. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; such costs are likely to be partially offset by lower bandwidth costs per unit. There is no guarantee, however, that bandwidth costs per unit will continue to decline. Additionally, during the remaining quarters of 2009, as we continue to make investments in our network, we anticipate an increase in depreciation expense related to our network equipment and amortization of internal-use software development costs as compared to the corresponding periods in 2008.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization. During the three months ended March 31, 2009 and 2008, we capitalized software development costs of $7.3 million and $6.3 million, respectively. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three months ended March 31, 2009 and 2008, we capitalized $1.9 million and $1.7 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses increased 17%, or $1.6 million, to $10.9 million for the three months ended March 31, 2009 as compared to $9.3 million for the three months ended March 31, 2008. The increase in the first quarter of 2009 as compared to the same period in 2008 was due to an increase in payroll and related costs resulting from higher headcount and an increase in stock-based compensation expense due to a change in management’s estimate with respect to the expected vesting of performance-based restricted stock units.

The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2009 as compared to 2008
Payroll and related costs	$2.0
Stock-based compensation	0.3
Capitalized salaries and other expenses	(0.7)

Total net increase	$1.6

We believe that research and development expenses, in absolute dollar terms, will be consistent for remaining quarters of 2009 as compared to the first quarter of 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 18%, or $6.3 million, to $42.3 million for the three months ended March 31, 2009 as compared to $35.9 million for the three months ended March 31, 2008. The increase in sales and marketing expenses during the first quarter of 2009 as compared to the same period in 2008 was primarily due to an increase in payroll and related costs resulting from higher headcount and an increase in stock-based compensation expense due to a change in management’s estimate with respect to the expected vesting of performance-based restricted stock units. This increase was partially offset by a decrease in marketing costs. The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2009 as compared to 2008
Payroll and related costs	$4.4
Stock-based compensation	2.1
Marketing and related costs	(0.9)
Other expenses	0.7

Total net increase	$6.3

We believe that sales and marketing expenses will increase, in absolute dollar terms, for the remaining quarters of 2009 as compared to the first quarter of 2009 due to an expected increase in commissions on higher forecasted sales.

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

General and administrative expenses increased 8%, or $2.8 million, to $36.1 million for the three months ended March 31, 2009 as compared to $33.3 million for the three months ended March 31, 2008. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense related to a change in management’s estimate with respect to the expected vesting of performance-based restricted stock units. Additionally, facility-related costs increased due to office expansions. These increases were offset by a reduction in litigation-related expenses. The following table quantifies the changes in various components of our general and administrative expenses for the period presented (in millions):

For the Three Months Ended March 31, 2009 as compared to 2008
Payroll and related costs	$0.5
Stock-based compensation	1.5
Depreciation and amortization	0.9
Facilities and related costs	1.1
Legal fees	(3.2)
Provision for doubtful accounts	0.8
Non-income related taxes	0.2
Consulting and advisory services	0.5
Other expenses	0.5

Total net increase	$2.8

We expect general and administrative expenses for the remaining quarters of 2009 to increase, in absolute dollar terms, as compared to the first quarter of 2009 due to increase in facility related costs and payroll and related costs.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 18%, or $0.6 million, to $4.2 million for the three months ended March 31, 2009, as compared to $3.6 million for the three months ended March 31, 2008. The increase in amortization of other intangible assets during the first quarter of 2009 was primarily due to the amortization of intangible assets from the acquisition of acerno in November 2008. Based on our intangible assets at March 31, 2009, we expect amortization of other intangible assets to be approximately $12.5 million for the remainder of 2009, and $16.4 million, $16.4 million, $15.4 million and $12.6 million for fiscal years 2010, 2011, 2012 and 2013, respectively.

Restructuring charge. During the three months ended March 31, 2009, we recorded a restructuring charge of $0.5 million related to one-time benefits provided to terminated employees in connection with the workforce reduction announced in November 2008.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 41%, or $3.3 million, to $4.7 million for the three months ended March 31, 2009, as compared to $8.0 million for the three months ended March 31, 2008. The decrease was to due to lower interest rates earned on our investments during 2009 as compared to the same period in 2008.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense remained flat at $0.7 million for each of the three months ended March 31, 2009 and 2008. Based on our outstanding indebtedness at March 31, 2009, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $3.1 million for fiscal 2009.

Other Income (Expense), net. Other income (expense), net primarily represents net foreign exchange gains and losses incurred and gains from legal settlements. Other income (expense), net for the three months ended March 31, 2009 increased 138%, or $0.7 million, to $1.1 million as compared to $0.5 million for the three months ended March 31, 2008. These changes in the first quarter of 2009 as compared to the same period in 2008 were due to exchange rate fluctuations as well as a legal settlement gain of $0.8 million recorded during the first quarter of 2009. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings or other events.

Gain (Loss) on Investments, net. During the three months ended March 31, 2009, we recorded net gain on investments of $0.5 million, which relates primarily to a gain of $3.2 million due to a decrease in the other-than-temporary impairment of certain marketable securities and a loss of $2.8 million on a put option related to our auction rate securities holdings. During the three months ended March 31, 2008, we recorded a gain of $0.2 million from the sales of marketable securities. We do not expect significant gains or losses on investments during the remainder of 2009.

Provision for Income Taxes. For the three months ended March 31, 2009 and 2008, our effective income tax rate, including discrete items, was 39.9% and 39.8%, respectively. For both the three months ended March 31, 2009 and 2008, our effective income tax rates were higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payments,” or SFAS No. 123R, and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes increased by $0.2 million to $24.7 million for the three months ended March 31, 2009 as compared to $24.4 million for the three months ended March 31, 2008. The increase in the first quarter of 2009 as compared to the same period in 2008 was mainly due to the growth in our operating income.

While we expect our effective income tax rate for the remainder of 2009 to remain relatively consistent with the rate in the first quarter of 2009, this expectation does not take into consideration the effect of discrete items recorded as a result of SFAS No. 123R, if any, or any potential tax planning strategies. Our effective tax rate could be materially different depending on the nature and timing of dispositions of incentive and other employee stock options. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercise of stock awards and cash generated by operations.

As of March 31, 2009, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. treasury and government agency securities, commercial paper, corporate debt securities and student loan-backed ARS, totaled $848.5 million. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

We held approximately $287.1 million in par value of ARS as of March 31, 2009 and December 31, 2008. The ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the ARS in our portfolio are mortgage-based or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auction, which failures continued throughout the rest of 2008 and the first quarter of 2009. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2009. In November 2008, we entered into an agreement with one of our investment advisors that provides for the repurchase in June 2010 of $76.5 million of the ARS we hold if we have been unable to achieve liquidity with respect to such securities before that time.

Net cash provided by operating activities was $90.5 million for the three months ended March 31, 2009, compared to $88.0 million for the three months ended March 31, 2008. We expect that cash provided by operating activities will continue to increase as a result of an upward trend in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays due to the growth in the business, such as salaries in connection with expected increases in headcount and higher sales commissions. Current economic conditions could negatively impact our cash provided by operating activities if we are unable to manage our days sales outstanding or our business otherwise deteriorates.

Net cash used in investing activities was $34.0 million for the three months ended March 31, 2009, compared to $33.9 million for the three months ended March 31, 2008. Cash used in investing activities for the three months ended March 31, 2009 reflects a $5.8 million payment associated with the purchase of acerno, net purchases of short- and long-term marketable securities of $80.0 million and purchases of property and equipment of $23.1 million, including $7.3 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $74.8 million. Cash used in investing activities for the three months ended March 31, 2008 reflects net purchases of short- and long-term marketable securities of $160.2 million and purchases of property and equipment of $28.2 million, including $6.3 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were partially offset by proceeds from sales and maturities of short- and long-term marketable securities of $154.5 million. For fiscal year 2009, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 15% of total revenue for the year. We expect to fund such capital expenditures through cash generated from operations.

Cash provided by financing activities was $4.1 million for the three months ended March 31, 2009, as compared to $7.8 million for the three months ended March 31, 2008. Cash provided by financing activities during the three months ended March 31, 2009 consisted of $0.3 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $3.8 million from the issuance of common stock upon exercises of stock options under our under our stock option plans. Cash provided by financing activities for the three months ended March 31, 2008 consisted of $3.3 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $4.5 million received from exercises of stock options under our stock option plans.

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

The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Cash, cash equivalents and marketable securities balance as of December 31, 2008 and 2007, respectively	$771.6	$633.5

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	221.7	188.9
Payments to vendors	(102.3)	(80.6)
Payments for employee payroll	(54.8)	(51.5)
Stock option exercises	3.8	4.5
Cash used in business acquisition	(5.8)	—
Unrealized gain (loss) on marketable investments and other investment-related assets, net	12.6	(15.7)
Interest income	4.7	8.0
Other	(3.0)	—

Net increase	76.9	53.6

Cash, cash equivalents and marketable securities balance as of March 31, 2009 and 2008, respectively	$848.5	$687.1

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

On April 29, 2009, we announced that our Board of Directors had authorized a stock repurchase program permitting purchases of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities.

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for the foreseeable future. If the assumptions underlying our business plan regarding future revenue and expenses change, if we are unable to liquidate our marketable securities, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may not, however, be able to sell equity or debt securities on terms we consider reasonable, or at all. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of any such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of additional factors that could affect our liquidity.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of March 31, 2009, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of March 31, 2009	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
1% convertible senior notes	$199.9	$—	$—	$—	$199.9	(1)
Interest on 1% convertible senior notes	50.0	2.0	4.0	4.0	40.0
Bandwidth and co-location agreements	52.2	21.1	31.1	—	—
Real estate operating leases	166.0	17.6	36.0	32.0	80.4
Open vendor purchase orders	21.0	21.0	—	—	—

Total	$489.1	$61.7	$71.1	$36.0	$320.3

(1)	Represents the 1% convertible senior notes, which can be redeemed or put to us on or after December 15, 2010. See Note 12 to our accompanying consolidated financial statements.

In accordance with FIN No. 48, as of March 31, 2009, we had unrecognized tax benefits of $8.6 million, which included approximately $2.5 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2009. We are not, however, able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized benefits.

Letters of Credit

As of March 31, 2009, we had $8.6 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. Approximately $3.6 million of these letters of credit are collateralized by restricted marketable securities, of which $0.2 million are classified as long-term marketable securities and $3.4 million are classified as short-term marketable securities on the consolidated balance sheet at March 31, 2009. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through May 2011. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2009 was determined to be immaterial.

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

As of March 31, 2009, we did not have any additional material off-balance sheet arrangements.

Litigation

We are party to litigation that we consider to be routine and incidental to our business and certain non-routine legal proceedings for which there have been no material developments during the quarter ended March 31, 2009. Management does not expect the results of any of these routine actions to have a material adverse effect on our business, results of operations or financial condition. See “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q and Note 15 to our unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-Q for further discussion on litigation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, U.S. Treasury obligations, high-quality corporate and municipal obligations and certificates of deposit. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times and maximizing returns subject to our investment policy.

At March 31, 2009, we held $287.1 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. As a result, we have classified these investments as long-term marketable securities on our consolidated balance sheet as of March 31, 2009. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of March 31, 2009 assumes a weighted average discount rate of 4.63% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of March 31, 2009, we have estimated an aggregate loss of $34.9 million, of which $25.1 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive loss within stockholders’ equity and of which $9.7 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statement of operations. The impact for the three months ended March 31, 2009 was a net gain of $12.1 million included in accumulated other comprehensive loss within stockholders’ equity related to ARS having impairments deemed to be temporary in nature as well as a net gain of $3.2 million included in gain (loss) on investments, net in the consolidated statement of operations related to the impairment of ARS deemed other-than-temporary. The aggregate net gain in the fair value of ARS experienced in the three months ended March 31, 2009 was due to a decrease in the weighted average discount rate used in the computation of fair values to 4.63% from 6.275% used as of December 31, 2008.

Based on our ability to access our cash and short-term investments and our expected cash flows, we do not anticipate the current lack of liquidity on these ARS will have a material impact on our financial condition or results of operations during the remainder of 2009 or our ability to operate our business in 2009.

Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of three years or seven years and discount rate of 4.63%, the gross unrealized loss on the $210.6 million in par value of ARS classified as available-for-sale would have been $15.8 million or $33.6 million, respectively. If we had used a term of five years and discount rate of 3.63% or 5.63%, the gross unrealized loss on the $210.6 million in par value of ARS classified as available-for-sale would have been $16.1 million or $33.7 million, respectively.

During November 2008, we entered into an agreement with one of our investment advisors providing for it to repurchase the ARS held through such advisor at par value beginning on June 30, 2010. The ARS covered by this agreement had a par value of $76.5 million at March 31, 2009. We expect to continue to hold these long-term debt instruments until the earlier of the settlement date or the date on which the market for active trading of ARS at par value is re-established. At any time during the period up until the June 2010, our investment advisor can call the ARS at par value. We elected to apply the fair value option under SFAS No. 159 to the put option incorporated in this repurchase agreement. As of December 31, 2008, the $12.5 million fair value of such put option was grouped with other long-term marketable securities on our consolidated balance sheet. The fair value of the put option is determined by comparing the fair values of the related ARS, as described above, to their par values and also considers the credit risk associated with our investment advisor. During the three months ended March 31, 2009, the fair value of the put option decreased $2.8 million to $9.7 million with the resultant loss offsetting $3.2 million of the related ARS gain included in gain (loss) on investments, net in the consolidated statement of operations. This put option will continued to be adjusted on each balance sheet date based on its then fair value.

The valuation of our $76.5 million in par value of ARS subject to the put option is also sensitive to market conditions and management’s judgment and could change significantly based on assumptions used, resulting in a change in the unrealized loss on investments recorded in our consolidated statement of operations. Any change in the unrealized loss on the ARS would, however, be offset by a corresponding change in the unrealized gain on the valuation of the put option related to these ARS recorded in our consolidated statement of operations. Any net gain (loss) from future changes in market conditions is not expected to be material because the changes in valuations of the ARS and related put option will generally offset each other.

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of March 31, 2009, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $199.9 million and $270.1 million, respectively.

We have operations in Europe, Asia, Australia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign currency hedge contracts.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On or about October 3, 2007, Vanessa Simmonds, a purported Akamai shareholder, filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in our 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action, but has no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by Akamai and other issuer defendants to dismiss the complaint without prejudice on the grounds that Ms. Simmonds had failed to make an adequate demand on us prior to filing her complaint. In its order, the Court stated it would not permit Ms. Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Ms. Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds filed a Notice of Appeal on April 10, 2009. We currently believe that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of our Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a proposed settlement among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2008 for a complete discussion of this legal proceeding.

Item 1A.	Risk Factors

The following are certain of the important factors, among others, that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

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

We held $287.1 million in par value of auction rate securities, or ARS, as of March 31, 2009, which represented approximately 45% of our total short- and long-term marketable securities of $633.3 million as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, which might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material.

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

We have long-term debt. As of March 31, 2009, our total long-term debt was $199.9 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

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

Akamai Technologies, Inc.

May 11, 2009	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002