Form 10-Q/A
period 2009-06-30
AKAMAI TECHNOLOGIES INC
filed 2009-09-04
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as originally filed with the Securities and Exchange Commission on August 10, 2009, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 provides the following financial information from Akamai Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2009, formatted in eXtensible Business Reporting Language (XBRL):

(i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008

(ii) Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008

(iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008

(iv) Notes to Condensed Consolidated Financial Statements

No other changes have been made to the original Form 10-Q. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

The exhibits filed as part of this Form 10-Q/A are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

September 4, 2009	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer

EXHIBIT INDEX

10.1(1)	Form of Incentive Stock Option Agreement for use under the 2009 Stock Incentive Plan

10.2(1)	Form of Non-Qualified Stock Option Agreement for use under the 2009 Stock Incentive Plan

10.3(1)	Form of Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.4(1)	Form of Time-Based Vesting Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.5(1)	Form of Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.6(1)	Form of Deferred Stock Unit Agreement for Directors for use under the 2009 Stock Incentive Plan

10.7(2)	2009 Akamai Technologies, Inc. Stock Incentive Plan

Exhibit 31.1(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 26, 2009.

(2)	Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 19, 2009 (File No. 333-159340).

(3)	Previously filed.

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and June 30, 2008, (ii) Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.