Form 10-Q
period 2009-09-30
AKAMAI TECHNOLOGIES INC
filed 2009-11-09
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2009: 171,279,451 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$202,802	$156,074
Marketable securities (including restricted securities of $1,941 at September 30, 2009 and $3,460 at December 31, 2008)	379,268	174,557
Accounts receivable, net of reserves of $14,297 and $11,270 at September 30, 2009 and December 31, 2008, respectively	152,132	139,612
Prepaid expenses and other current assets	37,828	27,124
Deferred income tax assets	4,542	4,542

Total current assets	776,572	501,909
Property and equipment, net	179,826	174,483
Marketable securities (including restricted securities of $73 at September 30, 2009 and $153 at December 31, 2008)	391,206	440,996
Goodwill	441,875	441,258
Other intangible assets, net	80,415	92,995
Deferred income tax assets, net	154,246	223,718
Other assets	4,531	5,592

Total assets	$2,028,671	$1,880,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,142	$21,165
Accrued expenses and other current liabilities	54,871	66,132
Deferred revenue	30,423	11,506
Accrued restructuring	869	1,653

Total current liabilities	110,305	100,456
Other liabilities	17,211	10,619
Deferred revenue	2,954	1,251
1% convertible senior notes	199,755	199,855

Total liabilities	330,225	312,181

Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 173,903,680 shares issued and 171,222,534 shares outstanding at September 30, 2009 and 169,371,675 shares issued and outstanding at December 31, 2008	1,739	1,694
Additional paid-in capital	4,599,355	4,539,154
Accumulated other comprehensive income (loss), net	(9,527)	(24,350)
Treasury stock, at cost, 2,681,146 shares at September 30, 2009	(51,226)	—
Accumulated deficit	(2,841,895)	(2,947,728)

Total stockholders’ equity	1,698,446	1,568,770

Total liabilities and stockholders’ equity	$2,028,671	$1,880,951

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues	$206,500	$197,347	$621,468	$578,370

Costs and operating expenses:
Cost of revenues	61,987	56,659	182,358	161,922
Research and development	10,904	9,943	31,138	28,766
Sales and marketing	44,106	42,027	127,813	119,159
General and administrative	34,655	33,776	105,867	100,845
Amortization of other intangible assets	4,103	3,173	12,580	10,254
Restructuring charge	—	—	454	—

Total costs and operating expenses	155,755	145,578	460,210	420,946

Income from operations	50,745	51,769	161,258	157,424
Interest income	3,434	5,678	12,233	19,209
Interest expense	(710)	(684)	(2,130)	(2,104)
Other (expense) income, net	(659)	154	659	(340)
Gain (loss) on investments, net	83	1	643	273

Income before provision for income taxes	52,893	56,918	172,663	174,462
Provision for income taxes	20,148	23,558	66,830	69,857

Net income	$32,745	$33,360	$105,833	$104,605

Net income per weighted average share:
Basic	$0.19	$0.20	$0.62	$0.63
Diluted	$0.18	$0.18	$0.57	$0.56
Shares used in per share calculations:
Basic	171,686	168,474	171,588	167,283
Diluted	188,273	187,769	188,671	188,175

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$105,833	$104,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,921	70,628
Stock-based compensation expense	41,999	42,370
Provision for deferred income taxes, net	61,784	66,386
Amortization of deferred financing costs	630	630
Provision for doubtful accounts	4,261	1,346
Excess tax benefits from stock-based compensation	(1,371)	(11,033)
Gain on investments and loss on disposal of property and equipment, net	(367)	(287)
Gain on divesture of certain assets	(1,062)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,895	(10,892)
Prepaid expenses and other current assets	(10,727)	(8,208)
Accounts payable, accrued expenses and other current liabilities	(3,437)	(1,033)
Deferred revenue	2,261	(2,333)
Accrued restructuring	(1,022)	(547)
Other non-current assets and liabilities	6,945	(611)

Net cash provided by operating activities	299,543	251,021

Cash flows from investing activities:
Purchases of property and equipment	(58,455)	(76,229)
Capitalization of internal-use software development costs	(20,448)	(18,721)
Purchases of short- and long-term marketable securities	(530,794)	(479,555)
Proceeds from sales of short- and long-term marketable securities	304,558	172,100
Proceeds from maturities of short- and long-term marketable securities	91,744	118,356
Cash paid for acquisition of business	(5,779)	—
Proceeds from divesture of certain assets	1,350	—
Proceeds from the sale of property and equipment	32	76
Decrease in restricted investments held for security deposits	233	—

Net cash used in investing activities	(217,559)	(283,973)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	13,759	19,802
Excess tax benefits from stock-based compensation	1,371	11,033
Repurchase of common stock	(51,568)	—

Net cash (used in) provided by financing activities	(36,438)	30,835

Effects of exchange rate changes on cash and cash equivalents	1,182	(939)

Net increase (decrease) in cash and cash equivalents	46,728	(3,056)
Cash and cash equivalents at beginning of period	156,074	145,078

Cash and cash equivalents at end of period	$202,802	$142,022

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,605	$10,018
Cash paid for interest	999	999
Non-cash financing and investing activities:
Capitalization of stock-based compensation as internal-use software	$4,525	$5,459
Common stock issued upon conversion of 1% convertible senior notes	100	—
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(213)	(2,452)

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

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. These financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

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

The Company evaluated subsequent events through November 9, 2009, the date it filed its report on Form 10-Q for the quarter ended September 30, 2009 with the Securities and Exchange Commission, and had no material subsequent events to report.

2. Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance for fair value measurement for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this guidance on January 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The Company adopted this guidance on January 1, 2009. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this guidance. The adoption of the guidance for determining whether instruments granted in share-based payment transactions are participating securities did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on accounting for business combinations. The Company adopted this guidance on January 1, 2009. The standard significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under the standard, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income tax expense. The standard may have a material impact on the Company’s consolidated financial statements if or when it enters into any business combinations in the future.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which amended previous guidance to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This guidance also amends previous guidance for financial reporting to require those disclosures in all interim financial statements. The guidance for interim disclosures about fair value of financial instruments is effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance clarifying how companies should determine fair value measurements when the level of market activity for an asset or liability has significantly decreased. The authoritative guidance is effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for recognition and presentation of other-than-temporary impairments. The authoritative guidance requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive loss when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance is effective for periods ending after June 15, 2009. As of September 30, 2009, the Company did not have any debt securities that had other-than-temporary impairments that contained both a credit and non-credit component. Accordingly, adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance related to subsequent events. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial reporting periods ending after June 15, 2009. The Company adopted this standard as of June 30, 2009, the required effective date. The Company evaluated its September 30, 2009 consolidated financial statements for subsequent events through November 9, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative accounting principles recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on the Company’s financial position, results of operations or liquidity.

In September 2009, the FASB’s Emerging Issues Task Force issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.

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

The acquisition of acerno was accounted for using the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since November 3, 2008, the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to acerno customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force. In accordance with current accounting standards, goodwill associated with the acerno acquisition will not be amortized and will be tested for impairment at least annually.

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

4. Marketable Securities and Investments

The Company accounts for financial assets and liabilities in accordance with a fair value measurement accounting standard. The accounting standard provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting standard also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following is a summary of marketable securities and other investment-related assets held at September 30, 2009 and December 31, 2008 (in thousands).

As of September 30, 2009	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$405	$—	$—	$—	$405	$382	$23
Commercial paper	45,456	9	(17)	—	45,448	45,448	—
U.S. corporate debt securities	289,010	2,855	(109)	—	291,756	172,051	119,705
U.S. government agency obligations	176,910	541	(8)	—	177,443	84,987	92,456
Auction rate securities	200,200	—	(21,178)	—	179,022	—	179,022

	711,981	3,405	(21,312)	—	694,074	302,868	391,206
Trading securities:
Auction rate securities	76,400	—	—	(9,761)	66,639	66,639	—
Other investment-related assets:
Put option related to auction rate securities	—	—	—	9,761	9,761	9,761	—

	$788,381	$3,405	$(21,312)	$—	$770,474	$379,268	$391,206

As of December 31, 2008		Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
	Cost	Gains	Losses		Fair Value
Available-for-sale securities:
Certificates of deposit	$640	$—	$—	$—	$640	$487	$153
Commercial paper	39,357	52	—	—	39,409	39,409	—
U.S. corporate debt securities	216,883	681	(2,593)	—	214,971	85,907	129,064
U.S. government agency obligations	110,137	902	(12)	—	111,027	48,754	62,273
Auction rate securities	210,600	—	(37,163)	—	173,437	—	173,437

	577,617	1,635	(39,768)	—	539,484	174,557	364,927
Trading securities:
Auction rate securities	76,500	—	—	(12,931)	63,569	—	63,569
Other investment-related assets:
Put option related to auction rate securities	—	—	—	12,500	12,500	—	12,500

	$654,117	$1,635	$(39,768)	$(431)	$615,553	$174,557	$440,996

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale securities are included within accumulated other comprehensive income (loss), net within stockholders’ equity. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss), net to gain (loss) on investments, net in the statement of operations. All gains and losses on investments classified as trading securities are included within the statement of operations as gain (loss) on investments, net. Realized gains and losses and other-than-temporary impairments on investments classified as available-for-sale securities are reflected in the statement of operations as gain (loss) on investments, net. As of September 30, 2009, the Company had $276.6 million of auction rate securities and $1.0 million of U.S. corporate debt securities at cost with gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at September 30, 2009 (in thousands):

	Total Fair Value at September 30, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$110,600	$110,600	$—	$—
Certificates of deposit	405	405	—	—
Commercial paper	71,434	—	71,434	—
U.S. corporate debt securities	291,756	—	291,756	—
U.S. government agency obligations	177,443	—	177,443	—
Auction rate securities	245,661	—	—	245,661
Put option related to auction rate securities	9,761	—	—	9,761

	$907,060	$111,005	$540,633	$255,422

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2009 (in thousands):

	Auction Rate Securities	Put Option Related to Auction Rate Securities	Total
Balance as of December 31, 2008	$237,006	$12,500	$249,506
Sales of securities	(10,500)	—	(10,500)
Unrealized gain included in accumulated other comprehensive income (loss), net	15,985	—	15,985
Unrealized gain on auction rate securities included in the statement of operations	3,170	—	3,170
Unrealized loss on other investment-related assets included in the statement of operations	—	(2,739)	(2,739)

Balance as of September 30, 2009	$245,661	$9,761	$255,422

As of September 30, 2009, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2009, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of September 30, 2009, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of auction rate securities (“ARS”) as well as a related put option described below. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that is designed to occur every seven to 35 days.

Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended September 30, 2009, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of September 30, 2009 assumes a weighted average discount rate of 4.06% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of September 30, 2009, the Company has estimated an aggregate loss of $30.9 million, of which $21.2 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive loss within stockholders’ equity, and of which $9.8 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statement of operations. The impact for the three and nine months ended September 30, 2009 was a net gain of $2.0 million and $16.0 million, respectively, included in accumulated other comprehensive loss within stockholders’ equity, related to ARS having impairments deemed to be temporary in nature, as well as a net loss of $0.1 million and net gain of $3.2 million, respectively, included in gain (loss) on investments, net in the consolidated statement of operations, related to the impairment of ARS deemed other-than-temporary. The aggregate net gain in the fair value of ARS experienced in the nine months ended September 30, 2009 was due to a decrease in the weighted average discount rate used in the computation of fair values to 4.06% from 6.275% used as of December 31, 2008.

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

In November 2008, the Company entered into an agreement with one of its investment advisors, which will require the advisor to repurchase the $76.4 million in par value of ARS purchased through such advisor at par value beginning on June 30, 2010 if the Company cannot liquidate such ARS before that time. Such agreement created a separate financial instrument between the two companies (the “put option”). For these particular ARS, Akamai expects to continue to hold these long-term debt instruments until the earlier of the settlement date or the date on which the market allows for active trading of ARS at par value. At any time during the period up until June 2010, the investment advisor can call the ARS at par value. These ARS were classified as trading securities as of December 31, 2008 and September 30, 2009.

The Company elected to apply the fair value option, permissible under the accounting standard for the fair value option for financial assets and financial liabilities, to the put option. As of December 31, 2008, the $12.5 million fair value of the put option was grouped with short-term marketable securities on the Company’s consolidated balance sheet. As of September 30, 2009, the fair value of the put option was reduced to $9.8 million. As a result, the Company recorded a net loss on investments of $2.7 million, included in gain (loss) on investments, net in the consolidated statement of operations for the nine months ended September 30, 2009. The fair value of the put option was determined by comparing the fair values of the related ARS, as described above, to their par values and also considers the credit risk associated with the investment advisor. This put option will continue to be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as Level 3 in the hierarchy.

As of September 30, 2009 and December 31, 2008, the Company classified $179.0 million and $237.0 million, respectively, of ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. As of September 30, 2009, the Company classified $66.6 million of ARS as short-term marketable securities on its consolidated balance sheet due to its ability and intent to exercise the put option that the Company has with its investment advisor on June 30, 2010, provided that the ARS are not earlier called by the investment advisor. Expected maturities of the Company’s marketable securities and other investment-related assets held at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Available-for-sale securities:
Due in one year or less	$302,868	$174,710
Due after 1 year through 5 years	212,184	191,337
Due after 5 years	179,022	173,437
Trading securities:
Due in one year or less	66,639	—
Due after 1 year through 5 years	—	63,569
Other investment-related assets:
Due in one year or less	9,761	—
Due after 1 year through 5 years	—	12,500

	$770,474	$615,553

As of September 30, 2009, $2.0 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $1.9 million are classified as short-term marketable securities and $0.1 million are classified as long-term marketable securities on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through October 2014.

5. Accounts Receivable

Net accounts receivable consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Trade accounts receivable	$133,943	$138,286
Unbilled accounts	32,486	12,596

Gross accounts receivable	166,429	150,882

Allowance for doubtful accounts	(7,768)	(6,943)
Reserve for cash-basis customers	(6,529)	(4,327)

Total accounts receivable reserves	(14,297)	(11,270)

Accounts receivable, net	$152,132	$139,612

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Payroll and other related benefits	$31,520	$26,377
Bandwidth and co-location	17,190	16,642
Property, use and other taxes	932	13,317
Legal professional fees	1,479	1,475
Other	3,750	8,321

Total	$54,871	$66,132

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

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$32,745	$33,360	$105,833	$104,605
Add back of interest expense on 1% convertible senior notes, net of tax	439	416	1,305	1,277

Numerator for diluted net income	$33,184	$33,776	$107,138	$105,882

Denominator:
Denominator for basic net income per common share	171,686	168,474	171,588	167,283
Effect of dilutive securities:
Stock options	2,589	3,730	2,724	4,971
Effect of escrow contingencies	347	458	347	458
RSUs and deferred stock units	722	2,171	1,078	2,527
Assumed conversion of 1% convertible senior notes	12,929	12,936	12,934	12,936

Denominator for diluted net income per common share	188,273	187,769	188,671	188,175

Basic net income per common share	$0.19	$0.20	$0.62	$0.63
Diluted net income per common share	$0.18	$0.18	$0.57	$0.56

Outstanding options to acquire an aggregate of 3.2 million and 3.3 million shares of common stock for the three months ending September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Similarly, outstanding options to acquire an aggregate of 3.2 million and 2.5 million shares of common stock for the nine months ending September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, 3.3 million and 2.0 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2009 and 2008, respectively, because the performance conditions had not been met as of those dates.

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

8. Stockholders’ Equity

Stock Repurchase Program

On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Company may choose to suspend or discontinue the repurchase program at any time.

During the three and nine months ended September 30, 2009, the Company repurchased 1,967,946 and 2,681,146 shares, respectively, of its common stock for $36.2 million and $51.2 million, respectively. As of September 30, 2009, the Company had $48.8 million remaining available for future purchases of shares under the approved repurchase program. Additionally, as of September 30, 2009, the Company had prepaid approximately $0.3 million for purchases of its common stock which had a settlement date in early October 2009.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense by type of award:
Stock options	$4,344	$5,609	$13,621	$17,249
Deferred stock units	—	—	2,085	1,885
RSUs	9,630	9,519	27,957	25,973
Shares issued under the Employee Stock Purchase Plan	1,011	862	2,861	2,722
Amounts capitalized as internal-use software	(1,373)	(1,868)	(4,525)	(5,459)

Total stock-based compensation before income taxes	13,612	14,122	41,999	42,370
Less: Income tax benefit	(5,185)	(5,072)	(16,257)	(14,379)

Total stock-based compensation, net of taxes	$8,427	$9,050	$25,742	$27,991

Effect of stock-based compensation on income by line item:
Cost of revenues	$532	$614	$1,582	$1,779
Research and development expense	2,654	2,765	7,603	7,875
Sales and marketing expense	6,787	6,949	19,851	19,002
General and administrative expense	3,639	3,794	12,963	13,714
Provision for income taxes	(5,185)	(5,072)	(16,257)	(14,379)

Total cost related to stock-based compensation, net of taxes	$8,427	$9,050	$25,742	$27,991

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and nine months ended September 30, 2009 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $1.8 million and $4.6 million, respectively, before tax. The Company’s consolidated statements of operations for the three and nine months ended September 30, 2008 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $1.1 million and $3.0 million, respectively, before tax.

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

The grant-date fair values of option awards granted during the three and nine months ended September 30, 2009 and 2008 were estimated using the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Expected life (years)	4.1	4.1	4.1	4.1
Risk-free interest rate (%)	2.0	2.9	1.7	2.8
Expected volatility (%)	52.1	49.8	55.5	50.2
Dividend yield (%)	—	—	—	—

For the three months ended September 30, 2009 and 2008, the weighted average fair value of Akamai’s stock option awards granted in those periods was $7.94 per share and $10.81 per share, respectively. For the nine months ended September 30, 2009 and 2008, the weighted average fair value of Akamai’s stock option awards granted in those periods was $7.98 per share and $12.90 per share, respectively.

The grant-date fair values of Akamai’s Employee Stock Purchase Plan (“ESPP”) awards granted during the three and nine months ended September 30, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Expected life (years)	0.5	0.5	0.5	0.5
Risk-free interest rate (%)	0.3	2.0	0.4	2.7
Expected volatility (%)	74.0	57.0	70.1	53.2
Dividend yield (%)	—	—	—	—

For the three months ended September 30, 2009 and 2008, the weighted average fair value of ESPP awards granted in those periods was $4.49 per share and $6.37 per share, respectively. For the nine months ended September 30, 2009 and 2008, the weighted average fair value of ESPP awards granted in those periods was $2.95 per share and $5.88 per share, respectively.

As of September 30, 2009, the total pre-tax unrecognized compensation cost for stock options, RSUs and stock issued under the ESPP was $83.6 million. This non-cash expense is estimated to be recognized through 2013 over a weighted average period of 1.2 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.

Stock Options

Options to purchase shares of the Company’s common stock are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company to whom such authority has been delegated. Options granted under the Company’s 1998 Stock Incentive Plan generally have a contractual life of ten years, while options granted under the Company’s 2006 Stock Incentive Plan have a contractual life of seven years. Options typically vest as to 25% of the shares one year from date of grant, with the remaining 75% of the shares vesting in twelve equal quarterly installments thereafter so that all options are vested in full at the end of four years from the date of grant. The exercise price of the option is the Company’s closing stock price on the effective date of grant. In May 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan (the “2009 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. The total number of shares of common stock issuable under the 2009 Plan was 8,500,000 shares. The terms of typical option awards granted under the 2009 Plan are the same as those granted under the 2006 Stock Incentive Plan.

The following tables summarize the stock option activity under all of the Company’s stock incentive plans during the three and nine months ended September 30, 2009 and 2008 (in thousands, except exercise prices):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	10,380	$18.76
Granted	669	17.29
Exercised	(408)	8.94
Forfeited and expired	(123)	35.70

Outstanding at March 31, 2009	10,518	18.86
Granted	112	20.80
Exercised	(208)	9.85
Forfeited and expired	(56)	35.46

Outstanding at June 30, 2009	10,366	18.96
Granted	125	18.49
Exercised	(274)	11.13
Forfeited and expired	(82)	27.39

Outstanding at September 30, 2009	10,135	19.10

Exercisable at September 30, 2009	7,868	16.62

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,034	$15.83
Granted	458	31.95
Exercised	(466)	9.01
Forfeited and expired	(28)	29.12

Outstanding at March 31, 2008	11,998	16.68
Granted	218	34.79
Exercised	(1,653)	4.97
Forfeited and expired	(132)	36.02

Outstanding at June 30, 2008	10,431	18.67
Granted	333	25.74
Exercised	(265)	6.20
Forfeited and expired	(49)	43.99

Outstanding at September 30, 2008	10,450	19.09

Exercisable at September 30, 2008	7,728	14.12

The total pre-tax intrinsic value of stock options exercised during the three months ended September 30, 2009 and 2008 was $1.6 million and $4.5 million, respectively. For the nine months ended September 30, 2009 and 2008, the total pre-tax intrinsic value of stock options exercised was $5.7 million and $62.9 million, respectively. Cash proceeds from the exercise of stock options were $3.1 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively; and $8.8 million and $14.0 million for the nine months ended September 30, 2009 and 2008, respectively.

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

The following tables summarize the DSU activity for the three and nine months ended September 30, 2009 and 2008 (in thousands, except grant date fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008 and March 31, 2009	207	$24.86
Granted	97	21.56
Vested and distributed	(5)	23.94

Outstanding at June 30, 2009	299	21.67
Vested and distributed	(4)	40.14

Outstanding at September 30, 2009	295	21.44

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	196	$15.03
Vested and distributed	(1)	31.15

Outstanding at March 31, 2008	195	14.98
Granted	47	39.86
Vested and distributed	(2)	19.85

Outstanding at June 30, 2008 and September 30, 2008	240	19.84

The grant date fair value of each DSU is calculated based upon the Company’s closing stock price on the date of grant. The total fair value of DSUs that were expensed during the nine months ended September 30, 2009 and 2008 was $2.1 million and $1.9 million, respectively. As of September 30, 2009, DSUs representing 114,441 shares of common stock were unvested, with a weighted average pre-tax intrinsic value of approximately $2.3 million and a weighted average remaining contractual life of approximately 1.5 years. These outstanding DSUs are expected to vest through May 2011. All DSUs vest upon fulfilling service conditions or, under certain circumstances, upon a director’s departure from the Board.

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

The following table summarizes the different types of RSUs granted by the Company (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
RSUs with service-based vesting conditions	37	3	2,342	1,322
RSUs with performance-based vesting conditions	—	—	1,974	898

Total	37	3	4,316	2,220

For RSUs with service-based vesting conditions, the fair value was calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.

For the three and nine months ended September 30, 2009 and 2008, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement of specified performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement of the specified targets. Management will continue to review periodically the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the three and nine months ended September 30, 2009 and 2008 (in thousands, except grant date fair values):

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	6,199	$34.64
Granted	2,144	15.87
Vested	(2,945)	17.48
Forfeited	(10)	36.31

Outstanding at March 31, 2009	5,388	30.26
Granted	2,135	21.56
Vested	(105)	33.01
Forfeited	(93)	35.09

Outstanding at June 30, 2009	7,325	27.55
Granted	37	20.32
Vested	(104)	32.68
Forfeited	(64)	32.57

Outstanding at September 30, 2009	7,194	27.40

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	4,595	$36.67
Granted	2,217	32.05
Vested	(395)	35.56
Forfeited	(16)	38.38

Outstanding at March 31, 2008	6,401	35.23
Vested	(28)	54.07
Forfeited	(170)	37.66

Outstanding at June 30, 2008	6,203	35.07
Granted	3	32.71
Vested	(5)	42.50
Forfeited	(87)	40.47

Outstanding at September 30, 2008	6,114	34.89

As of September 30, 2009, RSUs representing 7.2 million shares of common stock were outstanding and unvested, with an aggregate pre-tax intrinsic value of $141.6 million and a weighted average remaining contractual life of approximately 1.9 years. These RSUs are expected to vest through July 2012.

9. Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$32,745	$33,360	$105,833	$104,605
Other comprehensive income (loss):
Foreign currency translation adjustments	1,380	(4,101)	2,444	(3,180)
Change in unrealized gain (loss) on investments, net	2,600	(14,001)	20,208	(31,121)
Income tax (expense) benefit related to unrealized gain (loss) on investments, net	(1,007)	5,718	(7,829)	12,154

Other comprehensive income (loss)	2,973	(12,384)	14,823	(22,147)

Comprehensive income	$35,718	$20,976	$120,656	$82,458

Accumulated other comprehensive income (loss) consisted of (in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation adjustment	$1,442	$(1,002)
Net unrealized loss on investments, net of taxes	(10,969)	(23,348)

Total accumulated other comprehensive income (loss)	$(9,527)	$(24,350)

10. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2008. The Company also acquired license rights from the Massachusetts Institute of

Technology in 1999. During the nine months ended September 30, 2009, the Company made purchase accounting adjustments affecting goodwill of $0.6 million to reflect the final determination of the fair value of assumed liabilities and assets in connection with the acquisition of acerno.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$35,031	$(9,531)	$25,500
Customer relationships	88,700	(38,853)	49,847
Non-compete agreements	7,200	(2,489)	4,711
Trademarks	800	(443)	357
Acquired license rights	490	(490)	—

Total	$132,221	$(51,806)	$80,415

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$35,031	$(5,659)	$29,372
Customer relationships	88,700	(31,291)	57,409
Non-compete agreements	7,200	(1,529)	5,671
Trademarks	800	(257)	543
Acquired license rights	490	(490)	—

Total	$132,221	$(39,226)	$92,995

Aggregate expense related to amortization of other intangible assets for the three months ended September 30, 2009 and 2008 was $4.1 million and $3.2 million, respectively. For the nine months ended September 30, 2009 and 2008, aggregate expense related to amortization of other intangible assets was $12.6 million and $10.3 million, respectively. Based on the Company’s other intangible assets as of September 30, 2009, aggregate expense related to amortization of other intangible assets is expected to be $4.1 million for the remainder of 2009, and $16.4 million, $16.4 million, $15.4 million and $12.6 million for fiscal years 2010, 2011, 2012 and 2013, respectively.

11. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing.

At September 30, 2009 and December 31, 2008, the Company held ARS, with an estimated fair value of $245.7 million and $237.0 million, respectively, which have experienced failed auctions, which have prevented the Company from liquidating those investments. Based on its ability to access its cash and short-term investments and its expected cash flows, the Company does not anticipate the current lack of liquidity with respect to these ARS to have a material impact on its financial condition or results of operations during 2009. As of September 30, 2009, the Company had recorded a pre-tax cumulative unrealized loss of $21.2 million related to the temporary impairment of the ARS, which was included in accumulated other comprehensive loss on its consolidated balance sheet. See Note 4.

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of September 30, 2009 or as of December 31, 2008. The Company believes that, at September 30, 2009, concentration of credit risk related to accounts receivable is not significant.

12. 1% Convertible Senior Notes

As of September 30, 2009, the carrying amount and fair value of the Company’s 1% convertible senior notes were $199.8 million and $273.2 million, respectively. The initial, and current, conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). During the three months ended September 30, 2009, the Company issued 6,472 shares of common stock in connection with the conversion of $100,000 in aggregate principal amount of its 1% convertible senior notes. The conversion price is subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase all or a portion of such notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. In the event of a change of control of the Company, the holders may require Akamai to repurchase all or a portion of such 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued and unpaid interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of these notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $210,000 and $630,000 each for the three and nine-month periods ended September 30, 2009 and 2008. Using the effective interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

13. Segment and Geographic Information

Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of September 30, 2009, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.

The Company deploys its servers into networks worldwide. As of September 30, 2009, the Company had $142.2 million and $37.6 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2008, the Company had $138.6 million and $35.9 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. Akamai sells its services through a direct sales force and channel partners located both in the United States and certain foreign locations. For both the three and nine months ended September 30, 2009, approximately 28% of revenues were derived from the Company’s operations outside the United States, including 17% from Europe. For the three and nine months ended September 30, 2008, approximately 26% and 25% of revenues, respectively, was derived from the Company’s operations outside the United States, including 17% and 18%, respectively, from Europe during such periods. No single country outside the United States accounted for 10% or more of revenues during these periods. For the three and nine months ended September 30, 2009 and 2008, no customer accounted for 10% or more of total revenues.

14. Income Taxes

The Company’s effective income tax rate, including discrete items, was 38.7% and 40.0% for the nine months ended September 30, 2009 and 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. The discrete items also include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the ESPP. For the nine months ended September 30, 2009 and 2008, the effective income tax rates were higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense.

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

The expected minimum aggregate future obligations under non-cancelable leases as of September 30, 2009 were as follows (in thousands):

Operating Leases
Remaining 2009	$5,333
2010	20,770
2011	20,026
2012	19,448
2013	18,374
Thereafter	90,244

Total	$174,195

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2009 and for the years ending December 31, 2010 and 2011, the minimum commitments pursuant to these contracts in effect as of September 30, 2009, are $21.2 million, $24.6 million and $0.6 million, respectively. As of September 30, 2009, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $22.2 million, which are expected to be paid over the next twelve months.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. Notices of appeal of the District Court’s October 5, 2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit.

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. The plaintiff filed a Notice of Appeal on April 10, 2009. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition.

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others—which is an interpretation of previous accounting statements and rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of September 30, 2009 was determined to be immaterial.

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

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	30.0	28.7	29.3	28.0
Research and development expense	5.3	5.0	5.0	5.0
Sales and marketing expense	21.4	21.3	20.6	20.6
General and administrative expense	16.8	17.2	17.0	17.4
Amortization of other intangible assets	2.0	1.6	2.0	1.8
Restructuring charge	—	—	0.1	—

Total cost and operating expenses	75.5	73.8	74.0	72.8

Income from operations	24.5	26.2	26.0	27.2
Interest income	1.7	2.9	1.9	3.3
Interest expense	(0.3)	(0.4)	(0.3)	(0.3)
Other (expense) income, net	(0.2)	0.1	0.1	(0.1)
Gain (loss) on investments, net	—	—	0.1	—

Income before provision for income taxes	25.7	28.8	27.8	30.1
Provision for income taxes	9.8	11.9	10.8	12.1

Net income	15.9%	16.9%	17.0%	18.0%

We were profitable for the fiscal year 2008 and for the nine months ended September 30, 2009; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced, or at all. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2008 and each of the first three quarters of 2009, we were able to offset lost monthly or recurring revenue due to customer cancellations or terminations by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. A continuation of this trend, in conjunction with increased revenues from non-recurring revenue contracts, could lead to increased revenues; however, any such increased revenues could be offset if lower traffic reduces the revenues we earn on a non-committed basis or as a result of declines in the prices we charge.

•

During each of the first three quarters of 2009, unit prices offered to some new and existing customers declined, primarily as a result of increased competition from new and established competitors that are willing to use low unit prices as a method of differentiation. These price reductions primarily impacted customers, such as digital media companies, for which we deliver high volumes of traffic over our network. Budgetary constraints facing our customers due to current economic conditions also contributed to pricing pressure on certain services. If we continue to experience decreases in unit prices for new and existing customers and we are unable to offset such reductions with increased traffic over our network, our revenues and profit margins could decrease.

•

We have experienced seasonal variations in our quarterly revenues attributable to e-commerce services used by our retail customers, with higher revenues in the fourth quarter of the year and lower revenues during the summer months. In each of the first three quarters of 2009, our total revenues were lower than our total revenues in the fourth quarter of 2008.

•

During each of the first three quarters of 2009, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continued to invest in internal-use software development to improve the performance and efficiency of our network. Even with increased traffic delivered over our network, our total bandwidth costs decreased during each of the first three quarters of 2009 as compared to the fourth quarter of 2008. We believe that our overall bandwidth costs will increase in the fourth quarter as compared to each of the first three quarters of 2009 as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected during the fourth quarter of 2009 and in 2010.

•

During each of the first three quarters of 2009, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to remain low if our customer base continues to grow.

•

During each of the first three quarters of 2009, revenues derived from customers outside the United States accounted for 28% of our total revenues, an increase over prior quarters. We expect revenues from such customers as a percentage of our total revenues to be between 25% and 30% for fiscal 2009.

•

Depreciation and amortization expense related to our network equipment and internal-use software development costs increased during each of the first three quarters of 2009 as compared to the same quarters in 2008. Due to expected purchases of network equipment during the fourth quarter of 2009, we believe that depreciation expense related to our network equipment will increase in the fourth quarter 2009 as compared to each of the first three quarters of 2009. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in the fourth quarter of 2009 as compared to the same period in 2008.

•

For the three and nine months ended September 30, 2009, our stock-based compensation expense was $13.6 million and $42.0 million, respectively, as compared to $14.1 million and $42.4 million, respectively, for the three and nine months ended September 30, 2008. We expect that stock-based compensation expense will remain relatively flat for the fourth quarter of 2009 as compared to the third quarter of 2009. As of September 30, 2009, our total pre-tax unrecognized compensation costs for stock-based awards were $83.6 million, which we expect to recognize as expense over a weighted average period of 1.2 years through 2013.

•

As of September 30, 2009, we have recorded a pre-tax net cumulative unrealized loss in stockholders’ equity of $17.9 million related to the temporary impairment of some of our marketable security investments. For the nine months ended September 30, 2009, we recorded an unrealized gain of $3.2 million in our statement of operations related to a decrease in the other-than-temporary impairment of our investments in auction rate securities, or ARS. For the nine months ended September 30, 2009, we also recorded an unrealized loss of $2.7 million in our statement of operations related to a decrease in the net unrealized gain from a put option we recorded in connection with an agreement we entered into with one our investment advisors. Under the terms of the agreement, the investment advisor agreed to repurchase, in June 2010, the ARS it previously sold to us. The loss represented by the put option incorporated into this agreement was included in gain on investments, net in our statement of operations. Based upon our cash, cash equivalents and marketable securities balance of $973.3 million at September 30, 2009 and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during the remainder of 2009 or 2010. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•

During the nine months ended September 30, 2009, our effective income tax rate, including discrete items, was 38.7%. We expect our effective income tax rate to remain relatively consistent in the fourth quarter of 2009. In addition, we do not expect to make significant cash tax payments due to the continued utilization of our deferred tax assets during the remainder of 2009.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2009 and 2010; however, our future results are likely to be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, goodwill and other intangible assets, capitalized internal-use software costs, impairment and useful lives of long-lived assets, tax reserves, loss contingencies and stock-based compensation costs. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they were made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2008 for further discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board, or the FASB, issued authoritative guidance for fair value measurement for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this guidance on January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. We adopted this guidance on January 1, 2009. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this guidance. The adoption of the guidance for determining whether instruments granted in share-based payment transactions are participating securities did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on accounting for business combinations. We adopted this guidance on January 1, 2009. The standard significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under the standard, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income tax expense. The standard may have a material impact on our consolidated financial statements if or when we enter into any business combinations in the future.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which amended previous guidance to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This guidance also amends previous guidance for financial reporting to require those disclosures in all interim financial statements. The guidance for interim disclosures about fair value of financial instruments is effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance clarifying how companies should determine fair value measurements when the level of market activity for an asset or liability has significantly decreased. The authoritative guidance is effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for recognition and presentation of other-than-temporary impairments. The authoritative guidance requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive loss when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance is effective for periods ending after June 15, 2009. As of September 30, 2009, we did not have any debt securities that had other-than-temporary impairments that contained both a credit and non-credit component. Accordingly, adoption of this guidance did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance related to subsequent events. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial reporting periods ending after June 15, 2009. We adopted this standard as of June 30, 2009, the required effective date. We evaluated our September 30, 2009 consolidated financial statements for subsequent events through November 9, 2009, the date the financial statements were issued. We are not aware of any subsequent events that would require recognition or disclosure in the financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification, or the Codification. The Codification became the single source for all authoritative accounting principles recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or liquidity.

In September 2009, the FASB’s Emerging Issues Task Force issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial position and results of operations.

Results of Operations

Revenues. Total revenues increased 5%, or $9.2 million, to $206.5 million for the three months ended September 30, 2009 as compared to $197.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenues increased 7%, or $43.1 million, to $621.5 million as compared to $578.4 million for the nine months ended September 30, 2008. The increase in revenues for the three and nine months ended September 30, 2009 as compared to the same period in the prior year was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as increases in traffic and additional services sold to new and existing customers. Increased sales to existing customers contributed to increases in the average revenue per customer during the period, partially offset by reduced unit prices offered to new and certain existing customers. We believe that the continued growth in the use of the Internet by businesses and consumers was the principal factor driving increased purchases of our services. As of September 30, 2009, we had 3,031 customers under recurring revenue contracts as compared to 2,808 as of September 30, 2008.

For the three months ended September 30, 2009 and 2008, 28% and 26%, respectively, of our revenues were derived from our operations located outside of the United States, including 17% derived from Europe during each of these periods. For the nine months ended September 30, 2009 and 2008, 28% and 25%, respectively, of our revenues were derived from our operations located outside of the United States, including 17% and 18%, respectively, derived from Europe during those periods. No single country outside of the United States accounted for 10% or more of revenues during these periods. For the three and nine months ended September 30, 2009, resellers accounted for 19% and 18%, respectively, of revenues, as compared to 17% and 16% of total revenues for the three and nine months ended September 30, 2008. For each of the three- and nine-month periods ended September 30, 2009 and 2008, no customer accounted for 10% or more of revenues.

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

Cost of revenues was comprised of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Bandwidth, co-location and storage fees	$35.0	$34.7	$106.5	$99.6
Payroll and related costs of network operations personnel	2.9	2.9	8.4	8.1
Stock-based compensation	2.3	1.7	6.2	4.8
Depreciation and impairment of network equipment	16.1	13.9	47.1	39.9
Amortization of internal-use software	5.7	3.5	14.2	9.5

Total cost of revenues	$62.0	$56.7	$182.4	$161.9

Cost of revenues increased 9%, or $5.3 million, to $62.0 million for the three months ended September 30, 2009 as compared to $56.7 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, cost of revenues increased 13%, or $20.4 million, to $182.4 million as compared to $161.9 million for the nine months ended September 30, 2008. These increases were primarily due to an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure.

Cost of revenues during the three and nine months ended September 30, 2009 also included credits received of approximately $0.9 million and $2.2 million, respectively, from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. During the three and nine months ended September 30, 2008, cost of revenues included similar credits of approximately $1.6 million and $2.5 million, respectively. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, is unpredictable.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the fourth quarter of 2009 and for the years ending December 31, 2010 and 2011, we estimate that the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $21.2 million, $24.6 million and $0.6 million, respectively.

We expect that cost of revenues will increase during the fourth quarter of 2009 as compared to each of the first three quarters of 2009. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; such costs are likely to be partially offset by lower bandwidth costs per unit. There is no guarantee, however, that bandwidth costs per unit will continue to decline. Additionally, during the fourth quarter of 2009, as we continue to make investments in our network, we anticipate an increase in depreciation expense related to our network equipment and amortization of internal-use software development costs as compared to the corresponding periods in 2008.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization. During the three and nine months ended September 30, 2009, we capitalized software development costs of $6.4 million and $20.1 million, respectively, net of impairments. During the three and nine months ended September 30, 2008, we capitalized software development costs of $5.9 million and $17.9 million, respectively, net of impairments. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and nine months ended September 30, 2009, we capitalized $1.4 million and $4.5 million of stock-based compensation, respectively, as compared to $1.9 million and $5.5 million during the three and nine months ended September 30, 2008, respectively. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses increased 10%, or $1.0 million, to $10.9 million for the three months ended September 30, 2009 as compared to $9.9 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, research and development expenses increased 8%, or $2.4 million, to $31.1 million as compared to $28.8 million for the nine months ended September 30, 2008. The increase during the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was due to an increase in payroll and related costs, partially offset by higher capitalized salaries and a decrease in stock-based compensation expense.

The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2009 as compared to 2008	For the Nine Months Ended September 30, 2009 as compared to 2008
Payroll and related costs	$1.2	$4.0
Stock-based compensation	(0.1)	(0.3)
Capitalized salaries and other expenses	(0.1)	(1.3)

Total net increase	$1.0	$2.4

We believe that research and development expenses, in absolute dollar terms, will be consistent in the fourth quarter of 2009 as compared to each of the first three quarters of 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 5%, or $2.1 million, to $44.1 million for the three months ended September 30, 2009 as compared to $42.0 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, sales and marketing expenses increased 7%, or $8.7 million, to $127.8 million, as compared to $119.2 million for the nine months ended September 30, 2008. The increase in sales and marketing expenses during the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily due to an increase in payroll and related costs. These increases were partially offset by a reduction in marketing and related costs, as well as a decrease in other expenses, such as travel costs.

The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2009 as compared to 2008	For the Nine Months Ended September 30, 2009 as compared to 2008
Payroll and related costs	$3.6	$10.7
Stock-based compensation	(0.2)	0.9
Marketing and related costs	(0.9)	(1.6)
Other expenses	(0.4)	(1.3)

Total net increase	$2.1	$8.7

We believe that sales and marketing expenses will increase during the fourth quarter as compared to each of the first three quarters of 2009 due to an expected increase in hiring of sales and marketing personnel and an expected increase in other direct marketing programs.

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

General and administrative expenses increased 3%, or $0.9 million, to $34.7 million for the three months ended September 30, 2009 as compared to $33.8 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, general and administrative expenses increased 5%, or $5.0 million, to $105.9 million as compared to $100.8 million for the nine months ended September 30, 2008. The increase in general and administrative expenses for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to an increase in facilities and related costs, payroll and related costs and depreciation and amortization expense, in particular amortization of leasehold improvements as a result of our office expansion. These increases were partially offset by reductions in the provision for doubtful accounts and stock-based compensation expense, as well as a decrease in litigation-related expenses. For the nine months ended September 30, 2009 as compared to the same period in 2008, general and administrative expenses increased due to increases in facility-related expenditures and amortization of leasehold improvements, as well as an increase in the provision for doubtful accounts and payroll and related costs. These increases were partially offset by a reduction in stock-based compensation expense and a decrease in the litigation-related expenses.

The following table quantifies the changes in various components of our general and administrative expenses for the period presented (in millions):

	For the Three Months Ended September 30, 2009 as compared to 2008	For the Nine Months Ended September 30, 2009 as compared to 2008
Payroll and related costs	$1.0	$1.0
Stock-based compensation	(0.2)	(0.8)
Depreciation and amortization	1.0	3.6
Facilities and related costs	1.7	3.3
Legal fees	(0.8)	(4.7)
Provision for doubtful accounts	(0.4)	2.5
Non-income related taxes	(0.1)	—
Consulting and advisory services	(0.2)	0.9
Other expenses	(1.1)	(0.8)

Total net increase	$0.9	$5.0

During the fourth quarter of 2009, we expect general and administrative expenses to increase, in absolute dollar terms, as compared to each of the three quarters of 2009 due to anticipated higher payroll and related costs attributable to increased hiring and growth in other administrative expenses.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 29%, or $0.9 million, to $4.1 million for the three months ended September 30, 2009, as compared to $3.2 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, amortization of other intangible assets increased 23%, or $2.3 million, to $12.6 million as compared to $10.3 million for the nine months ended September 30, 2008. The increase in amortization of other intangible assets during the first nine months of 2009 was primarily due to the amortization of intangible assets from the acquisition of acerno in November 2008. Based on our intangible assets at September 30, 2009, we expect amortization of other intangible assets to be approximately $4.1 million for the fourth quarter of 2009, and $16.4 million, $16.4 million, $15.4 million and $12.6 million for fiscal years 2010, 2011, 2012 and 2013, respectively.

Restructuring charge. During the nine months ended September 30, 2009, we recorded a restructuring charge of $0.5 million related to one-time benefits provided to terminated employees in connection with the workforce reduction we announced in November 2008.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 40%, or $2.2 million, to $3.4 million for the three months ended September 30, 2009, as compared to $5.7 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest income decreased 36%, or $7.0 million, to $12.2 million as compared to $19.2 million for the nine months ended September 30, 2008. The decreases were due to lower interest rates earned on our investments during 2009 as compared to the same periods in 2008.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense was $0.7 million and $2.1 million for each of the three- and nine-month periods ended September 30, 2009 and 2008, respectively. Based on our outstanding indebtedness at September 30, 2009, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $2.8 million for fiscal 2009.

Other (Expense) Income, net. Other (expense) income, net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. Other (expense) income, net for the three months ended September 30, 2009 decreased 528%, or $0.8 million, to $0.7 million of expense as compared to $0.2 million of income for the three months ended September 30, 2008. For the nine months ended September 30, 2009, other income increased 294%, or $1.0 million, to $0.7 million of income as compared to $0.3 million of expense for the nine months ended September 30, 2008. The changes in both periods in 2009 as compared to the same periods in 2008 were mainly due to exchange rate fluctuations, offset by the gains on divesture of certain assets in the second quarter of 2009 and legal settlements. Other (expense) income, net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings, or other events.

Gain (Loss) on Investments, net. During the nine months ended September 30, 2009, we recorded net gain on investments of $0.6 million, which relates primarily to an unrealized gain of $3.2 million due to a decrease in the other-than-temporary impairment of certain marketable securities and an unrealized loss of $2.7 million on a put option related to our auction rate securities holdings attributable to a decrease in the net unrealized gain resulting from such put option. During the nine months ended September 30, 2008, we recorded a gain of $0.3 million from sales of marketable securities. We do not expect significant gains or losses on investments during the fourth quarter of 2009.

Provision for Income Taxes. For the nine months ended September 30, 2009 and 2008, our effective income tax rate, including discrete items, was 38.7% and 40.0%, respectively. For both the three and nine months ended September 30, 2009 and 2008, our effective income tax rates were higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes decreased by $3.4 million, or 14%, to $20.1 million for the three months ended September 30, 2009 as compared to $23.6 million for the three months ended September 30, 2008. Provision for income taxes decreased by $3.0 million, or 4%, to $66.8 million for the nine months ended September 30, 2009 as compared to $69.9 million for the nine months ended September 30, 2008. The decreases in the three and nine months ended September 30, 2009 as compared to the same periods in 2008 were mainly due to the reduction in our operating income before taxes, along with the lower effective income tax rate in 2009 as compared to 2008.

While we expect our effective income tax rate for the fourth quarter of 2009 to remain relatively consistent with the rate in each of the first three quarters of 2009, this expectation does not take into consideration the effect of discrete items recorded as a result of stock-based compensation, if any, or any potential tax planning strategies. Our effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock option and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

As of September 30, 2009, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities, commercial paper, corporate debt securities, student loan-backed ARS and other investment-related assets, totaled $973.3 million. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

We held approximately $276.6 million and $287.1 million in par value of ARS as of September 30, 2009 and December 31, 2008, respectively. The ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the ARS in our portfolio are mortgage-based or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auctions, which failures continued throughout the rest of 2008 and the first nine months of 2009. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2009. In November 2008, we entered into an agreement with one of our investment advisors that provides for the repurchase in June 2010 of $76.4 million of the ARS we purchased through such financial advisor if we have been unable to achieve liquidity with respect to such securities before that time.

Net cash provided by operating activities was $299.5 million for the nine months ended September 30, 2009, compared to $251.0 million for the nine months ended September 30, 2008. We expect that cash provided by operating activities will continue to increase, as compared to the same period in 2008, as a result of an upward trend in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays due to the growth in the business, such as payroll-related costs and facility-related costs. Current economic conditions could negatively impact our cash provided by operating activities if we are unable to manage our days sales outstanding or our business otherwise deteriorates.

Net cash used in investing activities was $217.6 million for the nine months ended September 30, 2009, compared to $284.0 million for the nine months ended September 30, 2008. Cash used in investing activities for the nine months ended September 30, 2009 reflects a $5.8 million earn-out payment associated with the purchase of acerno, purchases of short- and long-term marketable securities of $530.8 million and purchases of property and equipment of $78.9 million, including $20.4 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $396.3 million. Cash used in investing activities for the nine months ended September 30, 2008 reflects purchases of short- and long-term marketable securities of $480.0 million and purchases of property and equipment of $95.0 million, including $18.7 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were partially offset by proceeds from sales and maturities of short- and long-term marketable securities of $290.5 million and from sales of property and equipment of $0.1 million. For fiscal year 2009, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 13% of total revenue for the year. We expect to fund such capital expenditures through cash generated from operations.

Net cash used in financing activities was $36.4 million for the nine months ended September 30, 2009, as compared to the $30.8 million provided by financing activities for the nine months ended September 30, 2008. Cash provided by financing activities during the nine months ended September 30, 2009 consisted of $1.4 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $13.8 million from the issuance of common stock upon exercises of stock options under our stock option and employee stock purchase plans. Cash used in financing activities during the nine months ended September 30, 2009 consisted of $51.6 million related to a common stock repurchase program we initiated in April 2009, as described more fully below. Cash provided by financing activities for the nine months ended September 30, 2008 consisted of $11.0 million related to excess tax benefits resulting from the exercise of stock options and proceeds of $19.8 million received from exercises of stock options under our stock option and employee stock purchase plans.

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

The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Cash, cash equivalents and marketable securities balance as of December 31, 2008 and 2007, respectively	$771.6	$633.5

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	648.0	576.9
Payments to vendors	(281.5)	(284.3)
Payments for employee payroll	(153.5)	(131.8)
Debt interest and premium payments	(1.0)	(1.0)
Stock option exercises and employee stock purchase plan issuances	13.8	14.4
Cash used in business acquisition	(5.8)	—
Common stock repurchases	(51.6)	—
Realized and unrealized gains (losses) on marketable investments and other investment-related assets, net	20.8	(31.1)
Interest income	12.2	19.2
Other	0.3	(7.1)

Net increase	201.7	155.2

Cash, cash equivalents and marketable securities balance as of September 30, 2009 and 2008, respectively	$973.3	$788.7

As part of an agreement entered into with one of our investment advisors under which it agreed to repurchase $76.4 million of our ARS in June 2010 if we have been unable to achieve liquidity with respect to such ARS before then, we were also offered the ability to enter into a line of credit that would be collateralized by the underlying ARS investments. In January 2009, the line of credit for $76.4 million was approved by the investment advisor. We have not yet used the line of credit.

On April 29, 2009, we announced that our Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. During the three and nine months ended September 30, 2009, we repurchased 1,967,946 and 2,681,146 shares, respectively, of common stock for an aggregate of $36.2 million and $51.2 million, respectively, at an average price of $18.41 per share and $19.11 per share, respectively. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. We may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of September 30, 2009, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of September 30, 2009	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
1% convertible senior notes	$199.8	$—	$—	$—	$199.8	(1)
Interest on 1% convertible senior notes	49.0	2.0	4.0	4.0	39.0
Bandwidth and co-location agreements	46.4	43.9	2.5	—	—
Real estate operating leases	174.2	21.0	39.7	36.4	77.1
Open vendor purchase orders	22.2	22.2	—	—	—

Total	$491.6	$89.1	$46.2	$40.4	$315.9

(1)	Represents the 1% convertible senior notes, which can be redeemed by, or put to, us on or after December 15, 2010. See Note 12 to our accompanying consolidated financial statements.

In accordance with authoritative guidance issued by FASB, as of September 30, 2009, we had unrecognized tax benefits of $9.5 million, which included approximately $2.8 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2009. We are not, however, able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized benefits.

Letters of Credit

As of September 30, 2009, we had $7.0 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. Approximately $2.0 million of these letters of credit are collateralized by restricted marketable securities, of which $0.1 million are classified as long-term marketable securities and $1.9 million are classified as short-term marketable securities on the consolidated balance sheet at

September 30, 2009. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through October 2014. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended September 30, 2009 was determined to be immaterial.

The conversion features of our 1% convertible senior notes due December 15, 2033 are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholders’ equity. Therefore, these instruments meet the scope exception of the accounting standard for accounting for derivatives instruments and hedging activities, and accordingly are not accounted for as derivatives.

As of September 30, 2009, we did not have any additional material off-balance sheet arrangements.

Litigation

We are party to litigation that we consider to be routine and incidental to our business and certain non-routine legal proceedings. Management does not expect the results of any of these routine actions to have a material impact on our financial condition or results of operations. See “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q and Note 15 to our unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-Q for further discussion on litigation including any developments related to material non-routine proceedings that arose in the third quarter of 2009.

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

At September 30, 2009, we held approximately $276.6 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of September 30, 2009 assumes a weighted average discount rate of 4.06% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of September 30, 2009, we have estimated an aggregate loss of $30.9 million, of which $21.2 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive loss within stockholders’ equity and of which $9.8 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statement of operations. The impact for the three and nine months ended September 30, 2009 was a net gain of $2.0 million and $16.0 million, respectively, included in accumulated other comprehensive loss within stockholders’ equity related to ARS having impairments deemed to be temporary in nature, as well as a net loss of $0.1 million and a net gain of $3.2 million, respectively, included in gain (loss) on investments, net in the consolidated statement of operations, related to the impairment of ARS deemed other-than-temporary. The aggregate net gain in the fair value of ARS experienced in the nine months ended September 30, 2009 was due to a decrease in the weighted average discount rate used in the computation of fair values to 4.06% from 6.275% used as of December 31, 2008.

Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If we had used a term of three years or seven years and discount rate of 3.98%, the gross unrealized loss on the $200.2 million in par value of ARS classified as available-for-sale would have been $12.7 million or $28.5 million, respectively. If we had used a term of five years and discount rate of 2.98% or 4.98%, the gross unrealized loss on the $200.2 million in par value of ARS classified as available-for-sale would have been $12.7 million or $29.5 million, respectively.

During November 2008, we entered into an agreement with one of our investment advisors providing for it to repurchase the ARS held through such advisor at par value beginning on June 30, 2010 if we cannot liquidate such ARS before that date. The ARS covered by this agreement had a par value of $76.4 million at September 30, 2009. We expect to continue to hold these debt instruments until the earlier of the settlement date or the date on which the market for active trading of ARS at par value is re-established. At any time during the period up until the June 2010, our investment advisor can call the ARS at par value. We elected to apply the fair value option from the accounting standard for the fair value option of financial assets and financial liabilities, to the put option incorporated in this repurchase agreement. As of December 31, 2008, the $12.5 million fair value of such put option was grouped with other long-term marketable securities on our consolidated balance sheet. The fair value of the put option is determined by comparing the fair values of the related ARS, as described above, to their par values and also considers the credit risk associated with our investment advisor. During the nine months ended September 30, 2009, the fair value of the put option decreased $2.7 million to $9.8 million with the resultant loss partially offsetting $3.2 million of the related ARS gain included in gain (loss) on investments, net in the consolidated statement of operations. This put option will continued to be adjusted on each balance sheet date based on its then fair value. As of September 30, 2009, the $9.8 million fair value of such put option was grouped with other short- term marketable securities on our consolidated balance sheet due to the repurchase agreement we have with our investment advisor to purchase such ARS at par value beginning June 2010.

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of September 30, 2009, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $199.8 million and $273.2 million, respectively.

We have operations in Europe, Asia, Australia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign currency hedge contracts.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item	1. Legal Proceedings

On or about October 3, 2007, Vanessa Simmonds, a purported Akamai shareholder, filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in our 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action, but has no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by Akamai and other issuer defendants to dismiss the complaint without prejudice on the grounds that Ms. Simmonds had failed to make an adequate demand on us prior to filing her complaint. In its order, the Court stated it would not permit Ms. Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Ms. Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds filed a Notice of Appeal on April 10, 2009. We currently believe that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of our Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. Notices of appeal of the District Court’s October 5,

2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit. See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of this legal proceeding.

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

We held $276.6 million in par value of auction rate securities, or ARS, as of September 30, 2009, which represented approximately 36% of our total short- and long-term marketable securities of $770.5 million as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, which might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material.

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

We have long-term debt. As of September 30, 2009, our total long-term debt was $199.8 million. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make interest or principal payments when due, we would be in default under the terms of our long-term debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business.

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

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. Local tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes in those jurisdictions, which could adversely affect our continued profitability. We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
July 1, 2009 – July 31, 2009	520,300	$19.23	520,300	$75,000,172
August 1, 2009 – August 31, 2009	806,500	$18.12	806,500	$60,385,800
September 1, 2009 – September 30, 2009	641,146	$18.11	641,146	$48,773,838

Total	1,967,946	$18.41	1,967,946

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $.01 per share. All repurchases were made pursuant to an announced plan (see note 4 below). All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.

(3)	Includes commissions paid.

(4)	On April 29, 2009, we announced that our Board of Directors had authorized a stock repurchase program for up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The Board of Directors did not specify an expiration date for this program.

(5)	Dollar amounts represented reflect $100.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and aggregate commissions paid in connection therewith.

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 9, 2009	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and September 30, 2008, (ii) Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008 and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.