Form 10-K
period 2009-12-31
AKAMAI TECHNOLOGIES INC
filed 2010-03-01
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☑	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $3,195.3 million based on the last reported sale price of the common stock on the Nasdaq Stock Market on June 30, 2009.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 24, 2010: 172,085,306 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2010 Annual Meeting of Stockholders to be held on May 19, 2010 are incorporated by reference into Items 9, 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

Overview

Akamai provides services for accelerating and improving the delivery of content and applications over the Internet; ranging from live and on-demand streaming video capabilities to conventional content on websites, to tools that help people transact business and reach out to new and existing customers. Thousands of customers worldwide use our services to help sell, inform, entertain, market, advertise, deliver software and conduct their business online.

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

We were incorporated in Delaware in 1998 and have our corporate headquarters at 8 Cambridge Center, Cambridge, Massachusetts. We have been offering content delivery services and streaming media services since 1999. In subsequent years, we introduced private content delivery networks; Internet-based delivery of applications such as store/dealer locators and user registration; large-scale software distribution capabilities; intelligent real-time ad targeting solutions; content targeting technology and enhanced security features.

In 2009, we launched the Akamai HD Network, a new high definition, or HD, streaming delivery platform that is designed to enable our customers to offer live and on-demand HD video online to viewers in one format regardless of whether site visitors are using Adobe Flash technology, Microsoft Silverlight or an iPhone. The Akamai HD Network offers adaptive bitrate streaming capabilities across different playback formats and leverages our entire HTTP footprint, which includes tens of thousands of servers deployed around the world.

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

Meeting the Challenges of the Internet

The Internet plays a crucial role in the way companies, government agencies and other entities conduct business and reach the public. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s communication demands. As a result, information is frequently delayed or lost on its way through the Internet due to many factors, including:

•	inefficient or nonfunctioning peering points, or points of connection, between Internet service providers, or ISPs;

•	traffic congestion at data centers;

•	Internet traffic exceeding the capacity of routing equipment;

•	increasingly dynamic and personalized websites;

•	growth in the transmission of rich content, including HD video, due to the increasingly widespread use of broadband connectivity to the Internet for videos, music and games; and

•	Internet bandwidth constraints between an end user and the end user’s network provider, such as an ISP, cable provider or digital subscriber line provider.

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

Scalability. We believe that scalability is one of the keys to reliability. Many Akamai customers experience seasonal or erratic demand for access to their websites and almost all websites experience demand peaks at different points during the day. With the proliferation of HD video and other types of rich content, enterprises of all types must be able to cope with rapidly increasing numbers of requests for bandwidth-intensive digital media assets and the storage of those assets. In all of these instances, it can be difficult and expensive to plan for, and deploy solutions to meet, such peaks and valleys. With more than 60,000 servers deployed worldwide managed by our proprietary software technology, our network is designed with the robustness and flexibility to handle planned and unplanned traffic peaks and related storage needs, without additional hardware investment and configuration on the part of our customers. As a result, we are able to provide an on-demand solution to address our customers’ capacity needs in the face of unpredictable traffic spikes, which helps them avoid expensive investment in a centralized infrastructure.

Security. Security is one of the most significant challenges facing use of the Internet for business and government processes. Security threats — in the form of attacks, viruses, worms and intrusions — can impact every measure of performance, including information security, speed, reliability and customer confidence. Unlike traditional security strategies that can negatively impact performance, Akamai’s approach is designed to allow for proactive monitoring and rapid response to security incidents and anomalies. We rely on both built-in defense mechanisms and the ability to route traffic around potential security issues so performance may not be compromised. Perhaps most significantly, our distributed network of tens of thousands of servers is designed to eliminate a single point of failure and can reduce the impact of security attacks.

Functionality. Websites have become increasingly dynamic, complex and sophisticated. To meet these challenges, we have added solutions through both internal investment and acquisitions. These solutions have included services designed to help our customers accelerate dynamic content and applications; more effectively manage their online media assets; and improve the quality of their online advertising initiatives.

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

Web Application Accelerator

Our Web Application Accelerator service is designed to improve the performance of Web-based applications through a combination of dynamic caching, routing and connection optimization, and compression of content. This service is appropriate for companies involved in technology, business services, travel and leisure, manufacturing and other industries where there is a movement to Internet-based communication with remote customers, suppliers and franchisees. Enterprise customers are using the Web Application Accelerator service to run applications such as online airline reservations systems, training tools, customer relationship management and human resources applications. Akamai’s Web Application Accelerator is designed to allow application users to enjoy more reliable performance through connection and route optimization techniques that avoid problem spots on the Internet and otherwise accelerate application performance without the enterprise customer needing to undertake significant internal infrastructure build-out.

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

Akamai Media Delivery

As the demand for Internet access to music, movies, games, streaming news, sports events and social networking communities grows, there are many challenges to profitably offering media assets online, particularly with respect to user-generated content and HD video. In particular, media companies need cost-effective means to deliver large files to millions of users in different formats compatible with multiple end-user devices and platforms. Akamai Media Delivery addresses these challenges by delivering media content on behalf of our customers. By relying on our technology, customers are able to bypass internal constraints such as traditional server and bandwidth limitations to better handle peak traffic conditions and provide their site visitors with access to larger file sizes. We support all major streaming formats, and our technology and breadth of deployment provide capacity levels that individual enterprises or other outsourced providers may not be able to cost-effectively replicate on their own. In addition, in 2009, we introduced the Akamai HD Network, which is designed to enable our customers to offer live and on-demand HD video online to viewers in one format regardless of whether site visitors are using Adobe Flash technology, Microsoft Silverlight or an iPhone. Our media delivery services leveraging the Akamai HD Platform are designed to improve the quality and reliability of HD streaming.

Customers of our media delivery offerings can also take advantage of complementary features such as digital rights management protections, storage, media management tools and reporting functionalities. More specifically, we offer:

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

Electronic Software Delivery

Due to the expanding prevalence of broadband access, distribution of computer software is increasingly occurring over the Internet. As a result, companies no longer need to mail CDs with new software to their customers. Internet traffic conditions and high loads can, however, dramatically impact software download speed and reliability. Furthermore, surges in traffic from product launches or periodic distributions of anti-virus security updates can overwhelm traditional centralized software delivery infrastructure, adversely affecting website performance and causing users to be unable to download software. Our Electronic Software Delivery solution handles the distribution of software for our customers. Our network is designed to withstand large surges in traffic related to software launches and other distributions with a goal of improved customer experiences, increased use of electronic delivery and successful online product launches. We also offer a number of tools to enhance the effectiveness of this distribution model including electronic download receipts, storage, a download manager to provide end users with control over the handling of files received and reporting. This solution is appropriate for software companies of all types including consumer, enterprise, anti-virus and gaming software companies.

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

Dynamic Site Solutions

Akamai’s Dynamic Site Solutions — particularly our core Dynamic Site Accelerator offering — are designed for accelerating business-to-consumer websites that integrate rich, collaborative content and applications into their online architecture. Leveraging our worldwide network of servers and sophisticated mapping and routing technologies, we provide whole-site and object delivery for our customers’ websites. As a result, our customers have access to a more efficient way to implement and maintain a global Internet presence. While site owners maintain a source copy of their content and applications, Dynamic Site Accelerator provides global delivery, load balancing and storage of content and applications, enabling businesses to focus valuable resources on strategic matters, rather than on technical infrastructure issues.

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

Other Solutions

Site Intelligence Offerings

Akamai’s offerings in this area include our network data feeds and our website analytics offering, which provide customers with real time data about the performance of their content and applications over the Internet and Akamai’s network. In addition, our business performance management services help customers better understand their Web operations with tools that measure all aspects of an application’s performance. For example, a customer could use website data feeds from Akamai’s customer portal to assist in managing its online distribution costs and budget.

The core of these site intelligence offerings is our EdgeControl tools, which provide comprehensive reporting and management capabilities. The tools are Web-portal based and can be integrated with existing enterprise management systems, allowing our customers to manage their distributed content and applications. EdgeControl also allows integration with third-party network management tools, including those offered by IBM, Hewlett-Packard and BMC Software. Having created one of the industry’s first commercially proven utility computing platforms, Akamai now provides a global network of servers that can be utilized by customers for troubleshooting, monitoring and reporting, all based on their individual business requirements.

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

Our Technology and Network

Our expansive network infrastructure and sophisticated technology are the foundation of our services. We believe Akamai has deployed the world’s largest globally-distributed computing platform, with more than 60,000 servers located in more than 900 networks around the world. Applying our proprietary technology, we deliver our customers’ content and computing applications across a system of widely distributed networks of servers; the content and applications are then processed at the most efficient places within the network. Servers are deployed in networks ranging from large, backbone network providers to medium and small ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have more than 1,000 peering relationships that provide us with direct paths to end user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

To make this wide-reaching deployment effective, we use specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet, regardless of global or local traffic conditions. Dedicated professionals staff our Network Operations Control Centers on a 24/7 basis to monitor and react to Internet traffic patterns and trends. We frequently deploy enhancements to our software globally to strengthen and improve the effectiveness of our network. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid growth without the need for an expensive and complex internal infrastructure.

Business Segments and Geographic Information

We operate in one industry segment: providing services for accelerating and improving delivery of content and applications over the Internet. For the years ended December 31, 2009, 2008 and 2007, approximately 28%, 25% and 23%, respectively, of our total revenues was derived from our operations outside the United States, of which 18%, 18% and 17% of overall revenues, respectively, was derived from Europe. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. For more segment and geographic information, including total long-lived assets for each of the last two fiscal years, see our consolidated financial statements included elsewhere in this annual report on Form 10-K, including Note 19 thereto.

Our long-lived assets primarily consist of servers, which are deployed into networks worldwide. As of December 31, 2009, we had approximately $139.8 million and $42.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2008, we had approximately $138.6 million and $35.9 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2007, we had approximately $107.9 million and $26.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.

Customers

Our customer base is centered on enterprises. As of December 31, 2009, our customers included many of the world’s leading corporations, including Adobe, Apple, Audi, Best Buy, Burger King, EMC, Hitachi, L’Oreal, Microsoft, MTV Networks, MySpace, the National Basketball Association, Nintendo, SAP and Victoria’s Secret. We also actively sell to government agencies. As of December 31, 2009, our public sector customers included the Federal Emergency Management Agency, the National Center for Missing and Exploited Children, the U.S. Air Force, the U.S. Department of Defense, the U.S. Food and Drug Administration and the U.S. Department of Labor. No customer accounted for 10% or more of total revenues for the years ended December 31, 2009, 2008 or 2007. Less than 10% of our total revenues in each of the years ended December 31, 2009, 2008 and 2007 were derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenues in 2010.

Sales, Service and Marketing

Our sales and service professionals are located in more than 20 offices in the United States, Europe and Asia. We market and sell our services and solutions domestically and internationally through our direct sales and services organization and through more than 100 active channel partners including Electronic Data Systems Corporation, IBM Corporation, Verizon and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales- and marketing-focused alliances with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales and service organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2009, we had approximately 820 employees in our sales and support organization, including 170 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient global sales, technical and services personnel, and how well we establish and maintain our reseller and strategic alliances. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances and on-going customer communication programs. As of December 31, 2009, we had 87 employees in our global marketing organization, which is a component of our sales and support organization.

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers’ needs and market demand. As of December 31, 2009, we had 437 research and development employees. Our research and development expenses were $43.7 million, $39.2 million and $44.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, for each of the years ended December 31, 2009, 2008 and 2007, we capitalized $25.8 million, $23.9 million and $17.8 million, respectively, of external consulting and payroll and payroll-related costs related to the development of internal-use software used by us to deliver our services and operate our network. Additionally, during the years ended December 31, 2009, 2008 and 2007, we capitalized $6.2 million, $7.4 million and $6.4 million, respectively, of stock-based compensation attributable to our research and development personnel.

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

We compete primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. Some of our competitors also resell our services. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the Internet. In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on a provider of externally-managed services like Akamai.

With respect to our ADS offerings, we compete with a range of other companies that provide targeted advertising solutions. At the same time, some of the companies that offer competitive solutions have entered into strategic agreements with us that we believe are mutually beneficial. We compete on the basis of our technology, the availability of our data co-operative, our predictive analytics capabilities, the ability to leverage existing business relationships and price.

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

Employees

As of December 31, 2009, we had a total of approximately 1,750 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

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

We compete in markets that are intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Other competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge. Given the relative ease with which some customers can potentially switch to another content delivery network provider, any differentiated offerings or lower pricing by competitors could lead to a rapid loss of customers. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer. Some of our existing resellers are competitors. If one or more resellers that generate substantial revenues for us were to terminate our relationship and become a competitor or a reseller for a competitor, our business could be adversely affected.

In addition, potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. As a result, our competitors include hardware manufacturers, software companies and other entities that offer Internet-related solutions that are not service-based. It is an important component of our growth strategy to educate enterprises and government agencies about our services and convince them to entrust their content and applications to an external service provider, and Akamai in particular. If we are unsuccessful in such efforts, our business could suffer.

Ultimately, increased competition of all types could result in price and revenue reductions, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

Prices we have been charging for some of our services have declined in recent years. This decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve.

In recent quarters, we have lowered the prices we charge many of our customers for our content delivery services in order to remain competitive. This has been particularly true for the digital media services. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. In addition, our operating expenses have increased on an absolute basis in each of 2007, 2008 and 2009. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to new or existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability at recent levels or at all.

Our revenue growth rate declined in 2009 as compared to recent prior years due to a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels and macroeconomic factors affecting certain aspects of our business. Given the continuing relevance of such factors and other potential events and circumstances such as those described below, we may not be able to accelerate our revenue growth rate in 2010 or future years. In addition, revenues in each of the first three quarters of 2009 were lower than our revenues in the fourth quarter of 2008; we may experience quarter-over-quarter revenue declines in the future. We also believe our operating margins will decrease in 2010 because we have large fixed expenses and expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. As a result, we may not be able to continue to maintain our current level of profitability in 2010 or on a quarterly or annual basis thereafter.

There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	market pressure to decrease our prices;

•	significant increases in bandwidth costs or other operating expenses;

•	failure to increase sales of our core services;

•	increased competition including from much larger companies;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than we increase our number of, and sales to, new customers or our sales to existing customers;

•	unauthorized use of or access to content delivered over our network or network failures;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. In particular, weakness in the online advertising market has affected and could continue to affect the success of our Internet advertising-related initiatives and could have a negative impact on our media and other customers. To the extent customers are unable to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver on their behalf. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions which, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

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

Any unplanned interruption in the functioning of our network or services or attacks on our internal information technology systems could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, affected customers will be entitled to credits. Our network or services could be disrupted by numerous events, including natural disasters, unauthorized access to our servers, failure or refusal of our third-party network providers to provide the necessary capacity, power losses and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. In addition, there have been and in the future may be attempts to gain unauthorized access to our information technology systems in order to steal information about our technology, financial data or other information or take other actions that would be damaging to us. Although we have taken steps to prevent such disruptions and security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our security measures will be effective, or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation. Any successful breach of the security of our information systems could lead to the unauthorized release of valuable confidential information, including trade secrets, material nonpublic information about our financial condition and sensitive data that others could use to compete against us. Such consequences would likely harm our business and reputation.

We may have insufficient transmission and server capacity, which could result in interruptions in our services and loss of revenues.

Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. In addition, our distributed network must be sufficiently robust to handle all of our customers’ traffic particularly in the event of unexpected surges in HD video traffic. We believe that, absent extraordinary circumstances, we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us or at all, our business and financial results could suffer. We may not be able to deploy on a timely basis enough servers to meet the needs of our customer base or effectively manage the functioning of those servers. In addition, damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value and divert management attention.

We have completed numerous acquisitions in recent years. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. Acquisitions and combinations are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities.

Our stock price has been volatile.

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	introduction of new products, services and strategic developments by us or our competitors;

•	business combinations and investments by us or our competitors;

•	variations in our revenue, expenses or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of public market analysts;

•	disruptions to our services or unauthorized access to our information technology systems;

•	unfavorable media coverage;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	our customers’ inability to access equity and credit markets;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. For example, individuals are increasingly using mobile devices to access Internet content. Our ability to provide new and innovative solutions to address challenges posed by mobile users and other developments is important to our future growth; other companies are also looking to offer Internet-related solutions, such as cloud computing, to generate growth. These other companies may develop technological or business model innovations in the markets we seek to address that are, or are perceived to be, equivalent or superior to our services. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for our services. Our operating results depend on our ability to adapt to market changes and develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. In 2009, we launched the Akamai HD Network, a new approach to delivering HD video over the Internet that we view as important to our future success. If our services utilizing the Akamai HD Network or other new services do not operate as expected or there is a lack of, or delay, in market acceptance of such services, we could experience increased expenses, loss of market share and decreasing revenues and earnings.

If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

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

We held $274.9 million in par value of auction rate securities, or ARS, as of December 31, 2009, which represented approximately 31% of our total short- and long-term marketable securities of $880.2 million as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, which might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material. We may also incur significant legal and related expenses in connection with efforts to require one or more of the investment advisors that sold us ARS to provide liquidity for these securities. There can be no assurance that any such efforts would be successful.

If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located. This affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term. We compensate our officers and employees in part through equity incentives, including stock options. A significant portion of these stock options held by our officers and employees have exercise prices in excess of the current market price of our common stock, which has diminished the retentive value of such options. The loss of the services of any of our key employees could hinder or delay the implementation of our business model and the development and introduction of, and negatively impact our ability to sell, our services.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believe are infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention of our management and technical personnel, and the outcomes are unpredictable. Monitoring unauthorized use of our services is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

As of December 31, 2009, we had outstanding $199.8 million in principal amount of our 1% senior convertible notes due 2033. The holders of such notes will have the right to require the repayment of some or all of the principal amount of the notes on specified dates beginning in December 2010. Due to these repayment provisions, as of December 31, 2009, the principal amount of the notes has been classified on our balance sheet as short-term. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. If we are unable to make interest or principal payments on such notes or other indebtedness when due, we would be in default under the terms of our debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business. We may seek to refinance our 1% senior convertible notes; any such refinancing could be on less advantageous terms than those applying to our existing notes.

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

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, Congress has been contemplating net neutrality legislation. The scope and impact of any such legislation is unpredictable but could potentially have an adverse effect on our business and operations. Other domestic and international government attempts to regulate the operation of the Internet could also negatively impact our business.

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

Global climate change could adversely impact our business.

Recent scientific studies and other news reports suggest the possibility of global climate change. In response, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. In addition, our customers may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. Our deployed network of tens of thousands of servers consumes significant energy resources, including those generated by the burning of fossil fuels. It is possible that future regulatory or legislative initiatives or customer demands could affect the costs of operating our network of servers and our other operations. Such costs and any expenses we incur to make our network more efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenues and damage to our reputation.

Provisions of our charter documents, our stockholder rights plan and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

Provisions of our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	A classified board structure so that only approximately one-third of our board of directors is up for re-election in any one year;

•

Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting; such provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•

Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

In addition, our Board of Directors has adopted a stockholder rights plan the provisions of which could make it more difficult for a potential acquirer of Akamai to consummate an acquisition transaction without the approval of our Board of Directors. Further, as a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

A class action lawsuit has been filed against us and an adverse resolution of such action could have a material adverse effect on our financial condition and results of operations in the period in which the lawsuit is resolved.

We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. We are also a nominal defendant in a related lawsuit alleging violations of Section 16 of the Securities Exchange of 1934, as amended, by such underwriters and our officers and directors. See Item 3 of this annual report on Form 10-K for more information. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in approximately 270,000 square feet of leased office space in Cambridge, Massachusetts; the leases for such space are scheduled to expire in December 2019. Of this space, we have subleased approximately 73,000 square feet to other companies. Our primary west coast office is located in approximately 67,000 square feet of leased office space in San Mateo, California; the lease for such space is scheduled to expire in October 2015. We maintain offices in several other locations in the United States, including in or near each of Los Angeles and San Diego, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington. We also maintain offices in Europe and Asia in or near the following cities: Bangalore, India; Beijing, China; Munich, Germany; Paris, France; London, England; Tokyo, Japan; Singapore; Madrid, Spain; Sydney, Australia; Milan, Italy; Stockholm, Sweden; and Seoul, South Korea. All of our facilities are leased. The square footage amounts above are as of December 31, 2009. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, we are a party to the litigation described below.

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the United States District Court for the Southern District of New York against us as well as against the underwriters of our October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased our common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with our initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of our Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 24, 2009. Notices of appeal of the District Court’s October 5, 2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit. If the District Court’s order is upheld on appeal, we would have no material liability in connection with this litigation, and this litigation would be resolved.

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

Item 4.	[Reserved.]

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on The NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ Global Select Market:

	High	Low
Fiscal 2008:
First Quarter	$36.00	$25.06
Second Quarter	$40.90	$29.02
Third Quarter	$35.72	$14.60
Fourth Quarter	$17.95	$9.25

Fiscal 2009:
First Quarter	$20.85	$12.29
Second Quarter	$23.58	$18.59
Third Quarter	$21.55	$15.86
Fourth Quarter	$26.27	$18.00

As of February 23, 2010, there were 637 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in 2009:

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
April 1, 2009 – April 30, 2009	—	—	—	$100,000,000
May 1, 2009 – May 31, 2009	51,200	$21.18	51,200	98,915,761
June 1, 2009 – June 30, 2009	662,000	21.01	662,000	85,006,264
July 1, 2009 – July 31, 2009	520,300	19.23	520,300	75,000,172
August 1, 2009 – August 31, 2009	806,500	18.12	806,500	60,385,800
September 1, 2009 – September 30, 2009	641,146	18.11	641,146	48,773,838
October 1, 2009 – October 31, 2009	123,600	19.46	123,600	46,368,612
November 1, 2009 – November 30, 2009	271,000	23.81	271,000	39,914,827
December 1, 2009 – December 31, 2009	251,400	24.73	251,400	33,698,761

Total	3,327,146	$19.93	3,327,146

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $.01 per share. All repurchases were made pursuant to an announced plan (see (4) below). All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.
(3)	Includes commissions paid.
(4)	On April 29, 2009, we announced that our Board of Directors had authorized a stock repurchase program for up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The Board of Directors did not specify an expiration date for this program.
(5)	Dollar amounts represented reflect $100.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and aggregate commissions paid in connection therewith.

Item 6.	Selected Consolidated Financial Data

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

Statements of operations data for the year ended December 31, 2005 included a loss on early extinguishment of debt of $1.4 million as a result of our repurchase of $56.6 million in aggregate principal amount of our 51 /2% convertible subordinated notes.

In 2005, we acquired Speedera Networks, Inc., or Speedera, which was accounted for under the purchase method of accounting, for a purchase price of $142.2 million, comprised primarily of our common stock. We allocated $137.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 included $5.1 million, $8.3 million, $7.4 million, $6.1 million and $4.8 million, respectively, for the amortization of other intangible assets related to this acquisition.

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

As of January 1, 2006, we adopted a then-newly-required accounting standard related to share-based payments, which required us to record compensation expense for employee stock awards at fair value at the time of grant. As a result, our stock-based compensation expense increased significantly in 2006 as compared to prior years, causing our net income to decrease significantly as well. For the years ended December 31, 2006, 2007, 2008 and 2009, our pre-tax stock-based compensation expense was $49.6 million, $66.6 million, $57.9 million and $58.8 million, respectively.

In 2006, we acquired Nine Systems, Inc., or Nine Systems, for a purchase price of $157.5 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $168.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2006, 2007, 2008 and 2009 included $0.1 million, $3.3 million, $4.1 million and $4.4 million, respectively, for the amortization of other intangible assets related to this acquisition.

In March 2007, we acquired Netli Inc., or Netli, for a purchase price of $154.4 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $148.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2007, 2008 and 2009 included $0.7 million, $3.1 million and $4.0 million, respectively, for the amortization of other intangible assets related to this acquisition.

In April 2007, we acquired Red Swoosh Inc., or Red Swoosh, for a purchase price of $18.7 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $16.9 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2008 and 2009 included $0.1 million and $0.4 million, respectively, for the amortization of other intangible assets related to this acquisition.

In November 2008, we acquired aCerno Inc. and its parent companies, which we collectively refer to as acerno, for a purchase price of $90.8 million in cash. This acquisition was accounted for under the purchase method of accounting. We allocated $100.3 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2008 and 2009 included $0.5 million and $3.1 million, respectively, for the amortization of other intangible assets related to this acquisition.

In April 2009, we announced that our Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on our evaluation of market conditions and other factors. We may choose to suspend or discontinue the repurchase program at any time subject to the restrictions in any Rule 10b5-1 plan adopted by us to implement the program. For the year ended December 31, 2009, we repurchased 3.3 million shares of our common stock for $66.3 million and made prepayments of approximately $0.2 million for purchases of our common stock having a settlement date in early January 2010. As of December 31, 2009, we had $33.5 million remaining available for future purchases of shares under the approved repurchase program.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$859,773	$790,924	$636,406	$428,672	$283,115
Total costs and operating expenses	636,293	578,660	491,478	345,566	209,740
Operating income	223,480	212,264	144,928	83,106	73,375
Net income	145,913	145,138	100,967	57,401	327,998
Net income per weighted average share:
Basic	$0.85	$0.87	$0.62	$0.37	$2.41
Diluted	$0.78	$0.79	$0.56	$0.34	$2.11
Weighted average shares used in per share calculation:
Basic	171,425	167,673	162,959	155,366	136,167
Diluted	188,658	186,685	185,094	176,767	156,944

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and unrestricted marketable securities	$1,060,846	$768,014	$629,895	$430,247	$309,574
Restricted marketable securities	638	3,613	3,613	4,207	4,555
Working capital	433,880	401,453	606,667	285,409	293,122
Total assets	2,087,510	1,880,951	1,656,047	1,247,932	891,499
Other long-term liabilities	21,495	11,870	9,265	3,657	3,565
1% convertible senior notes, including current portion	199,755	199,855	199,855	200,000	200,000
Total stockholders’ equity	$1,738,722	$1,568,770	$1,358,552	$954,693	$624,214

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. In recent years, however, we have entered into increasing numbers of customer contracts that have minimum usage commitments that are based on quarterly, twelve-month or longer periods. Our goal of having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly or annual recurring revenue due to customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functions that our existing customers purchase. At the same time, we must manage the rate of growth in our expenses as we invest in strategic initiatives that we anticipate will generate future revenue growth. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.

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

Our increase in net income in 2009 as compared to 2008 and 2007 reflects the success of our efforts to increase our monthly and annual recurring revenues while effectively managing the expenses needed to support such growth. The following sets forth, as a percentage of revenues, consolidated statements of operations data for the years indicated:

	2009	2008	2007
Revenues	100%	100%	100%

Cost of revenues	29	28	26
Research and development	5	5	7
Sales and marketing	21	21	23
General and administrative	17	17	19
Amortization of other intangible assets	2	2	2
Restructuring charge (benefit)	—	—	—

Total costs and operating expenses	74	73	77

Income from operations	26	27	23
Interest income	2	3	4
Interest expense	—	—	—
Other income, net	—	—	—
Gain (loss) on investments, net	—	—	—
Loss on early extinguishment of debt	—	—	—

Income before provision for income taxes	28	30	27
Provision for income taxes	11	11	11

Net income	17%	19%	16%

We were profitable for fiscal years 2009, 2008 and 2007; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2009, the dollar volume of new recurring and usage-based revenue contracts that we booked exceeded the dollar volume of the contracts we lost through cancellations, terminations and non-payment. A continuation of this trend would likely lead to increased revenues.

•

During each quarter of 2009, unit prices we charged to some new and existing customers declined. Some of these price reductions were for customers with large service commitments, reflecting volume discounts. Additionally, increased competition from new entrants into the market that are willing to use low unit prices as a method of differentiation contributed to price declines. If we continue to experience decreases in unit prices for new and existing customers, our operating profit percentage could decrease.

•

During each quarter of 2009, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing, delivering higher amounts of Internet traffic that allowed us to take advantage of volume price discounts and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continue to invest in internal-use software development to improve the performance and efficiency of our network. Due to increased traffic delivered over our network, however, our total bandwidth costs increased during these quarters. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, but we anticipate continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase in excess of our expectations in 2010.

•

During each quarter of 2009, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to those in prior years if our customer base continues to grow.

•

During the year ended December 31, 2009, revenues derived from customers outside the United States accounted for 28% of our total revenues. We expect revenues from such customers as a percentage of our total revenues to be between 28% and 30% in 2010.

•

For the years ended December 31, 2009, 2008 and 2007, stock-based compensation expense was $58.8 million, $57.9 million and $66.6 million, respectively. We expect that stock-based compensation expense will continue at the current level, as we continue to grant full value restricted stock units to employees, partially offset by a slight reduction in stock-based compensation from employee stock options as they become fully vested. As of December 31, 2009, our total unrecognized compensation costs for stock-based awards were $103.1 million, which we expect to recognize as expense over a weighted average period of 1.4 years. This expense is expected to be recognized through 2013.

•

Depreciation and amortization expense related to our network equipment and internal-use software development costs increased by $15.6 million during 2009 as compared to 2008. Due to expected future purchases of network equipment during 2010, we believe that depreciation expense related to our network equipment will continue to increase in 2010. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2010 as compared to 2009.

•

As of December 31, 2009, we have recorded a pre-tax cumulative net unrealized loss in stockholders’ equity of $19.0 million related to the temporary impairment of our marketable security investments. For the year ended December 31, 2009, we recorded an unrealized gain of $3.3 million in our statement of operations related to a decrease in the other-than-temporary impairment of our investments in auction rate securities, or ARS. For the year ended December 31, 2009, we also recorded an unrealized loss of $2.9 million in our statement of operations related to a decrease in the net unrealized gain from a put option we recorded in connection with an agreement we entered into with one our investment advisors. Under the terms of the agreement, the investment advisor agreed to repurchase, in June 2010, the ARS it previously sold to us. The loss related to the put option incorporated into this agreement was included in gain (loss) on investments, net in our 2009 statement of operations. Based upon our cash, cash equivalents and marketable securities balance of $1,061 million at December 31, 2009 and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during 2010. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•

During the year ended December 31, 2009, our effective income tax rate was 38.5%. We expect our annual effective income tax rate in 2010 to remain relatively consistent with 2009; this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with the accounting guidance for stock-based compensation or any tax planning strategies. In 2009, due to our continued utilization of available net operating losses, or NOL, and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. If we continue to generate taxable income at levels consistent with recent years, we may utilize substantially all of our NOL and tax credit carryforwards in 2010 or 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this annual report on Form 10-K, we expect to continue to generate net income on a quarterly and annual basis during 2010; however, our future results are likely to be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this annual report on Form 10-K, including our ability to:

•	increase our revenue by adding customers through recurring revenue contracts and limiting customer cancellations and terminations;

•	offset unit price declines for our services with higher volumes of traffic delivered on our network as well as increased sales of our value-added solutions;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth costs and other operating expenses consistent with our revenues.

As a result, there is no assurance that we will achieve our expected financial objectives, including generating positive net income, in any future period.

Application of Critical Accounting Policies and Estimates

Overview

Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, capitalized internal-use software costs, goodwill and other intangible assets, tax reserves, impairment and useful lives of long-lived assets, loss contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates. For a complete description of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Review of Critical Accounting Policies and Estimates

Revenue Recognition:

We recognize service revenue in accordance with the authoritative guidance for revenue recognition, including guidance on revenue arrangements with multiple deliverables. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We primarily derive revenues from the sale of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly, quarterly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly, quarterly or annual minimum. For these services, we recognize the monthly minimum as revenue each month, provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our service exceed the monthly minimum, we recognize revenue for such excess usage in the period of the usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.

We typically charge customers an integration fee when the services are first activated. The integration fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue once the event or usage has occurred.

When more than one element is contained in a single arrangement, we allocate revenue between the elements based on each element’s relative fair value. Fair value is determined based upon the price charged when the element is sold separately or based on the renewal rate for service contractually offered to the customer.

At the inception of a customer contract for service, we make an estimate as to that customer’s ability to pay for the services provided. We base our estimate on a combination of factors, including the successful completion of a credit check or financial review, our collection experience with the customer and other forms of payment assurance. Upon the completion of these steps, we recognize revenue monthly in accordance with our revenue recognition policy. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received from the customer. Changes in our estimates and judgments about whether collection is reasonably assured would change the timing of revenue or amount of bad debt expense that we recognize.

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

From time to time, we enter into contracts to sell our services to unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor, unless the product or service received has a separate and identifiable benefit and the fair value to us of the vendor’s product or service can be objectively established.

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

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; prepayments made by customers for future periods; deferred integration and activation set-up fees; and amounts billed under customer arrangements with extended payment terms.

Accounts Receivable and Related Reserves:

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record reserves against our accounts receivable balance. These reserves consist of allowances for doubtful accounts and revenue from certain customers on a cash-basis. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. Increases in the reserve for cash-basis customers are recorded as reduction of revenue. The reserve for cash-basis customers increases as services are provided to customers for which collection is no longer assured. The reserve decreases and revenue is recognized when and if cash payments are received.

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

Valuation and Impairment of Investments and Marketable Securities:

Effective January 1, 2008, we implemented a then-newly-required accounting standard related to fair value measurement for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the fair value measurement guidance. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in accessible active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.

Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We periodically evaluate whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in our portfolio if, among other things, relevant information related to our investments and marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

Included in our short- and long-term marketable securities at December 31, 2009 and 2008 are auction rate securities, or ARS, that are primarily AAA-rated bonds, most of which are collateralized by federally-guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that is designed to occur every seven to 35 days. Historically, the carrying value (par value) of ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended December 31, 2009, however, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.

In light of these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of December 31, 2009 assumed a weighted average discount rate of 3.98% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of December 31, 2009, we have estimated an aggregate loss of $30.4 million, of which $20.8 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $9.6 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in our 2009 and 2008 consolidated statements of operations on a cumulative basis.

Despite the failed auctions, we continue to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, except for ARS with respect to which we have entered into an agreement allowing us to sell such ARS in June 2010, we believe it is more likely than not that we will not be required to sell the ARS prior to a recovery of par value and intend to hold the investments until such time because we believe we have sufficient cash and other marketable securities on-hand and from projected cash flows from operations. See “Liquidity and Capital Resources” below.

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

Goodwill and Other Intangible Assets:

We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We concluded that we had one reporting unit and assigned the entire balance of goodwill to this reporting unit as of December 31, 2009 and 2008. The fair value of the reporting unit was determined using our market capitalization as of December 31, 2009 and 2008. We performed an impairment test of goodwill as of December 31, 2009 and 2008. These tests did not indicate an impairment of goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks and non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Goodwill is carried at its historical cost.

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

We currently have significant deferred tax assets, comprised of NOL carryforwards, tax credit carryforwards and deductible temporary differences. Our management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will not be realized.

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

As of January 1, 2007, we adopted a then-newly-required accounting standard related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. That guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As of the date of adoption, we had unrecognized tax benefits of $2.1 million, including accrued interest and penalties, and did not record any cumulative effect adjustment to retained earnings as a result of adopting the guidance. As of December 31, 2009, we had unrecognized tax benefits of $10.2 million, including accrued interest and penalties.

Accounting for Stock-Based Compensation:

We issue stock-based compensation awards including stock options, restricted stock, restricted stock units and deferred stock units. Related to such awards, we measure stock-based compensation at the grant date based on the fair value of the award, and we recognize such fair value as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense recorded and could materially impact our result of operations.

For stock options, restricted stock, restricted stock units and deferred stock units that contain only a service-based vesting feature, we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards that contain only a service vesting feature. For awards with a performance condition-based vesting feature, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting periods.

Capitalized Internal-Use Software Costs:

We capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of internal-use software projects. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is complete, we estimate the useful life of the internal-use software, and we periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Results of Operations

Revenues. Total revenues increased 9%, or $68.8 million, to $859.8 million for the year ended December 31, 2009 as compared to $790.9 million for the year ended December 31, 2008. Total revenues increased 24%, or $154.5 million, to $790.9 million for the year ended December 31, 2008 as compared to $636.4 million for the year ended December 31, 2007. The increases in revenue over the years presented were primarily attributable to an increase in each of 2009 and 2008 in the number of customers under recurring revenue contracts, as well as increases in traffic and additional services sold to new and existing customers. Also contributing to increased revenues in 2009 as compared to 2008 were revenues generated through growth in our new advertising decision solutions service offering. Increased sales to existing customers contributed to increases in the average revenue per customer during each year, partially offset by reduced unit prices offered to new and renewing customers. We believe that the continued growth in use of the Internet by businesses and consumers was the principal factor driving increased purchases of our services. We expect this trend to continue in 2010 but at lower rates of growth due to general economic conditions and a leveling off of the rate of increased growth in use of the Internet. As of December 31, 2009, we had 3,122 customers under recurring revenue contracts as compared to 2,858 at December 31, 2008 and 2,645 at December 31, 2007.

For 2009 and 2008, 28% and 25%, respectively, of our total revenues were derived from our operations located outside of the United States, of which 18% of total revenues for each of the years was derived from operations in Europe. For 2007, 23% of our total revenues was derived from our operations located outside of the United States, of which 17% of total revenues was derived from operations in Europe. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales to increase slightly as a percentage of our total sales in 2010 as compared to prior years.

Resellers accounted for 18% of total revenues in 2009, 16% in 2008 and 18% in 2007. For 2009, 2008 and 2007, no single customer accounted for 10% or more of total revenues.

Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and stock-based compensation expense for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software.

Cost of revenues was comprised of the following (in millions):

	For the Years Ended December 31,
	2009	2008	2007
Bandwidth, co-location and storage fees	$145.7	$136.8	$103.2
Payroll and related costs of network operations personnel	11.6	10.8	8.8
Stock-based compensation, including amortization of prior capitalized amounts	8.6	6.6	5.1
Depreciation and impairment of network equipment	63.7	55.2	41.1
Amortization of internal-use software	20.3	13.2	9.2

Total cost of revenues	$249.9	$222.6	$167.4

Cost of revenues increased 12%, or $27.3 million, to $249.9 million for the year ended December 31, 2009 as compared to $222.6 million for the year ended December 31, 2008. Cost of revenues increased 33%, or $55.2 million, to $222.6 million for the year ended December 31, 2008 as compared to $167.4 million for the year ended December 31, 2007. In each instance, these increases were primarily due to an increase in the amounts paid to network providers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and increases in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure. Additionally, in 2009, 2008 and 2007, cost of revenues included stock-based compensation expense and amortization of capitalized stock-based compensation; such expense increased by $2.0 million in 2009 as compared to 2008 and $1.5 million in 2008 as compared to 2007. Cost of revenues during 2009, 2008 and 2007 also included credits received of approximately $3.5 million, $3.3 million and $3.4 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, will vary.

We have long-term purchase commitments for bandwidth usage and co-location with various networks and Internet service providers. For the years ending December 31, 2010 and 2011, the minimum commitments related to bandwidth usage and co-location services are approximately $41.6 million and $4.0 million, respectively.

We believe cost of revenues will increase in 2010 as compared to 2009. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for 2010, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test, deploy and enhance our services and our network. Research and development costs are expensed as incurred, except for certain internal-use software development costs eligible for capitalization. During the years ended December 31, 2009, 2008 and 2007, we capitalized software development costs of $25.8 million, $23.9 million and $17.8 million, respectively, net of impairments. These development costs consisted of external consulting, payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, for the years ended December 31, 2009, 2008 and

2007, we capitalized as internal-use software $6.2 million, $7.4 million and $6.4 million, respectively, of non-cash stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses increased 11%, or $4.4 million, to $43.7 million for the year ended December 31, 2009 as compared to $39.2 million for the year ended December 31, 2008. Research and development expenses decreased 11%, or $4.9 million, to $39.2 million for the year ended December 31, 2008 as compared to $44.1 million for the year ended December 31, 2007. The increase in research and development expenses in 2009 as compared to 2008 was due to increases in payroll and related costs, partially offset by higher capitalized salaries and a decrease in stock-based compensation expense. The decrease in research and development expenses in 2008 as compared to 2007 was due to decreases in stock-based compensation expense and an increase in amount of costs capitalized as internal-use software, partially offset by an increase in payroll and related costs resulting from higher headcount.

The following table quantifies the net changes in the various components of our research and development expenses for the periods presented (in millions):

	Increase (Decrease) in Research and Development Expenses
	2009 to 2008	2008 to 2007
Payroll and related costs	$5.5	$6.2
Stock-based compensation	(0.1)	(4.6)
Capitalized salaries and other	(1.0)	(6.5)

Total net increase (decrease)	$4.4	$(4.9)

We believe that research and development expenses will increase in 2010 as compared to 2009 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our other service offerings.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 9%, or $15.1 million, to $179.4 million for the year ended December 31, 2009 as compared to $164.4 million for the year ended December 31, 2008. Sales and marketing expenses increased 11%, or $16.8 million, to $164.4 million for the year ended December 31, 2008 as compared to $147.6 million for the year ended December 31, 2007. The increases in sales and marketing expenses during these periods was primarily due to higher payroll and related costs, particularly commissions for sales and sales support personnel, attributable to revenue growth. In 2009, these increases were partially offset by a reduction in marketing and related costs, as well as a decrease in other expenses, such as travel costs, as compared to 2008.

The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	Increase (Decrease) in Sales and Marketing Expenses
	2009 to 2008	2008 to 2007
Payroll and related costs	$17.0	$8.8
Stock-based compensation	1.1	—
Marketing and related costs	(2.1)	4.5
Other expense	(0.9)	3.5

Total net increase	$15.1	$16.8

We expect that sales and marketing expenses will increase in 2010 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued growth in our sales and marketing personnel.

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

General and administrative expenses increased 7%, or $10.1 million, to $146.1 million for the year ended December 31, 2009 as compared to $136.0 million for the year ended December 31, 2008. General and administrative expenses increased 12%, or $14.9 million, to $136.0 million for the year ended December 31, 2008 as compared to $121.1 million for the year ended December 31, 2007. The increase in general and administrative expenses during both periods was primarily due to an increase in payroll and related costs as a result of headcount growth. Additionally, both facilities-related costs and amortization of leasehold improvements increased as a result of office expansions. The increase in 2009 as compared to 2008 was also attributable to an increase in the provision for doubtful accounts. These increases were offset by a reduction in legal fees during 2009 as compared to 2008 and a decrease in stock-based compensation expense during 2008 as compared to 2007.

The following table quantifies the net increase in various components of our general and administrative expenses for the periods presented (in millions):

	Increase (Decrease) in General and Administrative Expenses
	2009 to 2008	2008 to 2007
Payroll and related costs	$3.2	$4.7
Stock-based compensation	0.1	(3.2)
Non-income taxes	0.3	2.0
Facilities-related costs	4.4	3.6
Depreciation and amortization	3.8	3.2
Provision for doubtful accounts	3.2	(0.1)
Legal fees	(5.4)	0.4
Consulting and advisory services	1.0	1.1
Other expenses	(0.5)	3.2

Total net increase	$10.1	$14.9

We expect general and administrative expenses to increase in 2010 as compared to 2009 due to increased payroll and related costs attributable to increased hiring and an increase in rent and facilities costs.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 20%, or $2.8 million, to $16.7 million for the year ended December 31, 2009 as compared to $13.9 million for the year ended December 31, 2008. Amortization of other intangible assets increased 22%, or $2.5 million, to $13.9 million for the year ended December 31, 2008 as compared to $11.4 million for the year ended December 31, 2007. The increase in amortization of other intangible assets in 2009 as compared to 2008 was due to a full year of amortization of intangible assets from the acquisition of acerno in November 2008. The increase in amortization of other intangible assets in 2008 as compared to 2007 was due to the amortization of intangible assets from the acquisition of acerno in November 2008 and a full year of amortization of intangible assets from the Netli and Red Swoosh acquisitions in March and April 2007, respectively. Based on current circumstances, amortization expense is expected to be approximately $16.4 million, $16.4 million, $15.4 million, $12.6 million and $7.2 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 37%, or $9.1 million, to $15.6 million for the year ended December 31, 2009 as compared to $24.8 million for the year ended December 31, 2008. Interest income decreased 4%, or $1.0 million, to $24.8 million for the year ended December 31, 2008 as compared to $25.8 million for the year ended December 31, 2007. The decreases in 2009 as compared to 2008 and in 2008 as compared to 2007 were primarily due to a decrease in the interest rates, offsetting higher cash and marketable securities balances driven by an increase in cash generated from our operations.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense remained consistent at $2.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Interest expense decreased 8%, or $0.3 million, to $2.8 million for the year ended December 31, 2008 as compared to $3.1 million for the year ended December 31, 2007. Interest expense during these periods was primarily attributable to interest payable on the outstanding amount of our 1% convertible senior notes. Based upon our outstanding indebtedness at December 31, 2009, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $2.9 million in 2010.

Other Income, net. Other income, net primarily represents net foreign exchange gains and losses incurred during the periods presented as well as gains on legal settlements. Other income, net decreased 65%, or $0.3 million, to $0.2 million for the year ended December 31, 2009 as compared to $0.5 million for the year ended December 31, 2008. Other income, net was $0.5 million for the year ended December 31, 2007. Other income, net for the year ended December 31, 2009 consisted of $0.8 million of gains on legal settlements and $1.1 million of gains on divesture of certain assets, offset by $1.7 million of foreign exchange losses. Other income, net for the years ended December 31, 2008 and 2007 consisted mostly of foreign exchange gains and proceeds from legal settlements, respectively. Other income, net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings and other events.

Gain (Loss) on Investments, net. During the year ended December 31, 2009, we recorded a net gain on investments of $0.8 million, which relates primarily to an unrealized gain of $3.3 million from a decrease in the other-than-temporary impairment of certain marketable securities and an unrealized loss of $2.9 million on a put option related to our auction rate securities holdings. During the year ended December 31, 2008, we recorded a net loss on investments of $0.2 million, which reflects a loss of $12.9 million due to other-than-temporary impairments on certain marketable securities; a gain of $12.5 million realized on a put option related to our auction rate securities received from one of our investment advisors in November 2008; and a gain of $0.2 million on the sale of marketable securities. During the year ended December 31, 2007, we recorded a net gain on investments of $24,000 from the sale of marketable securities.

Loss on Early Extinguishment of Debt. During 2007, we recorded a loss on early extinguishment of debt in the amount of $3,000, as a result of conversions to common stock of $0.1 million in principal amount of our 1% convertible notes in August 2007 and $40,000 in principal amount of such notes in January 2007. We did not record any loss on the early extinguishment of debt in the 2008 or 2009.

Provision for Income Taxes. For the year ended December 31, 2009, our effective tax rate of 38.5% was higher than the 35% statutory federal income tax rate applicable to corporations due primarily to state income taxes and the effect of non-deductible stock-based compensation, partially offset by the benefit recorded for research and development tax credits. For the years ended December 31, 2008 and December 31, 2007, our effective tax rates of 38.1% and 40.0%, respectively, were higher than the 35% statutory federal income tax rate due primarily to state income taxes and the effect of non-deductible stock-based compensation, partially offset by the benefit recorded for research and development tax credits.

Provision for income taxes increased by 2%, or $1.9 million, to $91.3 million for the year ended December 31, 2009 as compared to $89.4 million for the year ended December 31, 2008. Provision for income taxes increased by 33%, or $22.2 million, to $89.4 million for the year ended December 31, 2008 as compared to $67.2 million for the year ended December 31, 2007. These increases were primarily due to increases in our operating income.

While we expect our consolidated annualized effective tax rate in 2010 to remain relatively consistent with 2009, this expectation does not take into consideration the effect of discrete items recorded as a result of stock-based compensation or any potential tax planning strategies. Our effective tax rate could be materially different depending on the nature and timing of the disposition of incentive and other employee stock options. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. In 2009, due to our continued utilization of available net operating losses, or NOL, and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. If we continue to generate taxable income at levels consistent with recent years, we may utilize substantially all of our NOL and tax credit carryforwards in 2010 or 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

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

Non-GAAP Measures

In addition to the traditional financial measurements that are reflected in our financial statements that have been prepared in accordance with United States generally accepted accounting principles, or GAAP, we also compile and monitor certain non-GAAP financial measures related to the performance of our business. We typically discuss the non-GAAP financial measures described below on our quarterly public earnings release calls. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations.

We believe that making available the non-GAAP financial measures described below helps investors to gain a meaningful understanding of our past performance and future prospects, especially when comparing such results to previous periods, forecasts or competitors. Our management uses these non-GAAP measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by management in its financial and operational decision-making.

We consider normalized net income and normalized net income per diluted common share to be important indicators of our overall performance as they eliminate the effects of events that are either not part of our core operations or are non-cash. We define normalized net income as net income determined in accordance with GAAP excluding amortization of other acquired intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, certain gains and losses on investments, loss on early extinguishment of debt and the utilization of NOL carryforwards and credits. The weighted average shares used in the normalized net income per diluted common share calculation exclude the effect of stock-based compensation under the treasury stock method. In 2009, we stopped calculating shares used in normalized net income per diluted share because the impact of this non-GAAP measure was no longer materially different from the GAAP measurement of diluted weighted average shares.

The following table reconciles net income to normalized net income and net income per diluted share to normalized net income per diluted share for the years ended December 31, 2009, 2008 and 2007:

	Unaudited
	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net income	$145,913	$145,138	$100,967

Amortization of other acquired intangible assets	16,722	13,905	11,414
Stock-based compensation	58,797	57,899	66,555
Amortization of capitalized stock-based compensation	6,413	4,212	1,829
(Gain) loss on investments, net	(457)	157	(24)
Utilization of tax NOLs/credits	84,203	84,722	63,869
Loss on early extinguishment of debt	—	—	3
Restructuring charge (benefit)	454	2,509	(178)

Total normalized net income	$312,045	$308,542	$244,435

Normalized net income per diluted share	$1.67	$1.66	$1.32

Shares used in GAAP net income per diluted share calculation	188,658	186,685	185,094
Less: the effect of stock-based compensation under the treasury stock method	—	697	1,615

Shares used in normalized net income per diluted share calculation	188,658	187,382	186,709

We consider Adjusted EBITDA to be another important indicator of our operational strength and performance of our business and a good measure of our historical operating trend. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, certain gains and losses on investments, foreign exchange gains and losses, loss on early extinguishment of debt, gains or losses on legal settlements and utilization of NOL carryforwards and credits.

The following table reconciles net income to Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007:

	Unaudited
	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net income	$145,913	$145,138	$100,967

Amortization of other acquired intangible assets	16,722	13,905	11,414
Stock-based compensation	58,797	57,899	66,555
Amortization of capitalized stock-based compensation	6,413	4,212	1,829
(Gain) loss on investments, net	(457)	157	(24)
Utilization of tax NOLs/credits	84,203	84,722	63,869
Loss on early extinguishment of debt	—	—	3
Restructuring charge (benefit)	454	2,509	(178)
Interest income, net of interest expense	(13,132)	(21,967)	(22,729)
Provision for income taxes	7,116	4,675	3,369
Depreciation and amortization	99,358	79,964	58,651
Other income, net	(163)	(461)	(527)

Adjusted EBITDA	$405,224	$370,753	$283,199

These non-GAAP financial measures should be used in addition to and in conjunction with results presented in accordance with GAAP.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercise of stock awards and cash generated by operations.

As of December 31, 2009, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, United States treasury and government agency securities, commercial paper, corporate debt securities and student loan-backed ARS, totaled $1,061.5 million. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

We held approximately $274.9 million and $287.1 million in par value of ARS at December 31, 2009 and 2008, respectively. The ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the ARS in our portfolio are mortgage-backed or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auctions, which failures continued throughout the period ended December 31, 2009. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2010. In November 2008, we entered into an agreement with one of our investment advisors that provides for the repurchase in June 2010 of $76.2 million of the ARS we hold if we have been unable to achieve liquidity with respect to such securities before that time.

Net cash provided by operating activities increased $80.9 million to $424.4 million for the year ended December 31, 2009 as compared to $343.5 million for the year ended December 31, 2008. Cash provided by operating activities increased $106.5 million to $343.5 million for the year ended December 31, 2008 as compared to $237.0 million for the year ended December 31, 2007. We expect that cash provided by operating activities will continue to increase as a result of an expected increase in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries and higher commissions. Current economic conditions could negatively impact our cash provided by operating activities if we are unable to manage our days sales outstanding or our business otherwise deteriorates.

Net cash used in investing activities was $357.5 million for the year ended December 31, 2009 as compared to $364.4 million for the year ended December 31, 2008. Net cash used in investing activities was $226.7 million for the year ended December 31, 2007. Cash used in investing activities for 2009 reflects a $5.8 million earn-out payment associated with our purchase of acerno, net purchases of short- and long-term marketable securities of $790.4 million and purchases of property and equipment of $108.1 million, including the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $545.1 million. Net cash used in investing activities for 2008 reflects the purchase of acerno in November 2008 for $83.7 million, net purchases of short- and long-term marketable securities of $533.1 million and purchases of property and equipment of $115.4 million, including capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by the proceeds from sales and maturities of short- and long-term marketable securities of $367.7 million. Net cash used in investing activities for 2007 reflects net purchases of short- and long-term marketable securities of $550.6 million and purchases of property and equipment of $100.5 million, including capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $415.8 million and $7.9 million of net cash acquired through our acquisitions of Netli in March 2007 and Red Swoosh in April 2007. Additionally, net cash used in investing activities during 2007 included a decrease of $0.7 million in restricted investments previously held for security deposits. For 2010, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 15% of total revenue for the year. We expect to fund such capital expenditures through cash generated from operations.

Cash used by financing activities was $42.5 million for the year ended December 31, 2009 as compared to $33.1 million provided by financing activities for the year ended December 31, 2008. Cash provided by financing activities was $52.5 million for the year ended December 31, 2007. Cash used in financing activities for the year-ended December 31, 2009 consisted of $66.5 million related to a common stock repurchase program we initiated in April 2009. This amount was offset by cash provided by financing activities for the year ended December 31, 2009, which included proceeds of $21.7 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $2.2 million related to excess tax benefits resulting from exercises of stock options. Cash provided by financing activities for the year ended December 31, 2008 included proceeds of $22.0 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2008 also included $11.2 million related to excess tax benefits resulting from exercises of stock options. Cash provided by financing activities for the year ended December 31, 2007 included proceeds of $31.6 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2007 also included $20.9 million related to excess tax benefits resulting from exercises of stock options.

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

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Years Ended December 31,
	2009	2008	2007
Cash, cash equivalents and marketable securities balance as of December 31, 2008, 2007 and 2006, respectively	$771.6	$633.5	$434.5

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	893.0	786.6	627.8
Payments to vendors	(383.6)	(378.3)	(322.1)
Payments for employee payroll	(204.1)	(184.2)	(179.6)
Common stock repurchases	(66.5)	—	—
Realized gain (loss) on investments and other investment-related assets	0.8	(0.2)	—
Debt interest payments	(2.0)	(2.0)	(2.0)
Stock option exercises and employee stock purchase plan issuances	21.7	22.0	31.6
Cash (used) acquired in business acquisitions	(5.8)	(83.7)	8.8
Unrealized gain (loss) on marketable securities, net	19.2	(38.1)	—
Interest income	15.6	24.8	25.8
Other	1.6	(8.8)	8.7

Net increase	289.9	138.1	199.0

Cash, cash equivalents and marketable securities balance as of December 31, 2009, 2008 and 2007, respectively	$1,061.5	$771.6	$633.5

As part of an agreement entered into with one of our investment advisors under which it agreed to repurchase $76.2 million of our ARS in June 2010, we were also offered the ability to enter into a line of credit that would be collateralized by the underlying ARS investments. In January 2009, the line of credit for $76.2 million was approved by the investment advisor. We have not yet used the line of credit.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2009, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
1% convertible senior notes, assuming full redemption in December 2010	$199.8	$199.8	$—	$—	$—
Interest on convertible notes outstanding, assuming full redemption in December 2010	2.0	2.0	—	—	—
Real estate operating leases	172.6	21.7	40.4	68.7	41.8
Bandwidth and co-location agreements	45.6	41.6	4.0	—	—
Open vendor purchase orders	37.5	37.5	—	—	—

Total contractual obligations	$457.5	$302.6	$44.4	$68.7	$41.8

Our 1% convertible senior notes provide for the bondholders to redeem the bonds at par value plus accrued interest at various times. The first redemption date is December 15, 2010. Based upon the ability of the bondholders to redeem the outstanding 1% convertible senior notes within less than 12 months, the outstanding balance has been classified as short-term debt on our consolidated balance sheet as of December 31, 2009.

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2009, we had unrecognized tax benefits of $10.2 million, which included $3.2 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2010. We are not, however, able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Letters of Credit

As of December 31, 2009, we had outstanding $5.6 million in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility leases. Approximately $0.6 million and $36,000 of these letters of credit are collateralized by restricted marketable securities and are classified as short-term and long-term marketable securities, respectively, on our consolidated balance sheet at December 31, 2009. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through October 2014. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies and third party licensees of our technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, we have not encountered material costs as a result of such obligations and have not accrued any significant liabilities related to such indemnification obligations in our financial statements. See Note 11 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements.

The conversion features of our 1% convertible senior notes due December 15, 2033 are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholders’ equity. Therefore, these instruments meet the scope exception of the authoritative guidance on accounting for derivative instruments and hedging activities, and are accordingly not accounted for as derivatives for purposes of the guidance. See Note 12 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.

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

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. We adopted this guidance on January 1, 2009. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to adjust retrospectively its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued authoritative guidance for recognition and presentation of other-than-temporary impairments. The authoritative guidance requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive loss when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance is effective for periods ending after June 15, 2009. As of December 31, 2009, we did not have any debt securities that had other-than-temporary impairments that contained both a credit and non-credit component. Accordingly, adoption of this guidance did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification, which we refer to as the Codification. The Codification became the single source for all authoritative accounting principles recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or liquidity.

In September 2009, the FASB’s Emerging Issues Task Force issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. We expect to adopt this guidance effective January 1, 2010. We are currently evaluating the impact of this guidance on our financial position and results of operations.

In January 2010, the FASB issued authoritative guidance related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll-forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 roll-forward which is effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). We do not expect this guidance to have any impact on our financial position or results of operations.

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

At December 31, 2009, we held $274.9 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. Such analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of December 31, 2009 assumed a weighted average discount rate of 3.98% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of December 31, 2009, we have estimated an aggregate loss of $30.4 million, of which $20.8 million related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $9.6 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in our 2009 and 2008 consolidated statements of operations on a cumulative basis. The impact for the year ended December 31, 2009 was a pre-tax gain of $16.4 million included in accumulated other comprehensive loss within stockholders’ equity related to ARS having impairments deemed to be temporary, as well as a net gain of $3.3 million included in gain (loss) on investments, net in our consolidated statement of operations related to the impairment of ARS deemed other-than-temporary. The aggregate gain in the fair value of ARS experienced in the year ended December 31, 2009 was due to a decrease in the weighted average discount rate used in the computation of fair values to 3.98% from 6.275% used as of December 31, 2008.

Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If, as of December 31, 2009, we had used a term of three years or seven years and discount rate of 3.90%, the gross unrealized loss on the $198.7 million in par value of ARS classified as available-for-sale would have been $13.0 million or $28.0 million, respectively. If we had used a term of five years and discount rate of 2.90% or 4.90%, the gross unrealized loss on the $198.7 million in par value of ARS classified as available-for-sale would have been $12.3 million or $29.1 million, respectively.

During November 2008, we entered into an agreement with one of our investment advisors providing for it to repurchase the ARS held through such advisor at par value beginning on June 30, 2010 if we cannot liquidate such ARS before that date. The ARS covered by this agreement had a par value of $76.2 million at December 31, 2009. We expect to continue to hold these debt instruments until the earlier of the settlement date or the date on which the market for active trading of ARS at par value is re-established. At any time during the period up until June 2010, our investment advisor can call the ARS at par value. We elected to apply the fair value option permitted under the relevant accounting standard to the put option incorporated in this repurchase agreement. As of December 31, 2009, the $9.6 million fair value of such put option was grouped with other short-term marketable securities on our consolidated balance sheet. As of December 31, 2008, the $12.5 million fair value of such put option was grouped with other long-term marketable securities on our consolidated balance sheet. The fair value of the put option is determined by comparing the fair values of the related ARS, as described above, to their par values and also considers the credit risk associated with our investment advisor. During the year ended December 31, 2009, the fair value of the put option decreased by $2.9 million to $9.6 million with the resultant loss partially offsetting $3.3 million of the related ARS gain included in gain (loss) on investments, net in our consolidated statement of operations. This put option will continue to be adjusted on future balance sheet dates based on its then fair value.

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of December 31, 2009, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $199.8 million and $337.6 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 6 to the consolidated financial statements, in 2008, the Company adopted a new fair value measurement accounting standard and elected to measure certain financial assets at fair value, with unrealized gains and losses being reported in earnings at each subsequent reporting period.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2010

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$181,305	$156,074
Marketable securities (including restricted securities of $602 and $3,460 at December 31, 2009 and 2008, respectively)	385,436	174,557
Accounts receivable, net of reserves of $10,579 and $11,270 at December 31, 2009 and 2008, respectively	154,269	139,612
Prepaid expenses and other current assets	31,649	27,124
Deferred income tax assets	8,514	4,542

Total current assets	761,173	501,909
Property and equipment, net	182,404	174,483
Marketable securities (including restricted securities of $36 and $153 at December 31, 2009 and 2008, respectively)	494,743	440,996
Goodwill	441,347	441,258
Other intangible assets, net	76,273	92,995
Deferred income tax assets	127,154	223,718
Other assets	4,416	5,592

Total assets	$2,087,510	$1,880,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,997	$21,165
Accrued expenses and other current liabilities	68,566	66,132
Deferred revenue	34,184	11,506
Accrued restructuring	791	1,653
1% convertible senior notes, current portion	199,755	—

Total current liabilities	327,293	100,456
Deferred revenue	2,677	1,251
Other liabilities	18,818	10,619
1% convertible senior notes	—	199,855

Total liabilities	348,788	312,181

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 174,575,502 shares issued and 171,248,356 shares outstanding at December 31, 2009; 169,371,675 shares issued and outstanding at December 31, 2008	1,746	1,694
Additional paid-in capital	4,615,774	4,539,154
Treasury stock, at cost, 3,327,146 shares at December 31, 2009	(66,301)	—
Accumulated other comprehensive income (loss)	(10,682)	(24,350)
Accumulated deficit	(2,801,815)	(2,947,728)

Total stockholders’ equity	1,738,722	1,568,770

Total liabilities and stockholders’ equity	$2,087,510	$1,880,951

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)

Revenues	$859,773	$790,924	$636,406

Cost and operating expenses:
Cost of revenues	249,938	222,610	167,444
Research and development	43,658	39,243	44,141
Sales and marketing	179,421	164,365	147,556
General and administrative	146,100	136,028	121,101
Amortization of other intangible assets	16,722	13,905	11,414
Restructuring charge (benefit)	454	2,509	(178)

Total cost and operating expenses	636,293	578,660	491,478

Income from operations	223,480	212,264	144,928
Interest income	15,643	24,792	25,815
Interest expense	(2,839)	(2,825)	(3,086)
Other income, net	163	461	527
Gain (loss) on investments, net	785	(157)	24
Loss on early extinguishment of debt	—	—	(3)

Income before provision for income taxes	237,232	234,535	168,205
Provision for income taxes	91,319	89,397	67,238

Net income	$145,913	$145,138	$100,967

Net income per weighted average share:
Basic	$0.85	$0.87	$0.62
Diluted	$0.78	$0.79	$0.56
Shares used in per share calculations:
Basic	171,425	167,673	162,959
Diluted	188,658	186,685	185,094

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$145,913	$145,138	$100,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,494	98,080	71,895
Amortization of deferred financing costs	840	840	840
Stock-based compensation	58,797	57,899	66,555
Provision for deferred income taxes, net	81,706	81,698	65,272
Provision for doubtful accounts	6,727	2,575	2,901
Excess tax benefit from stock-based compensation	(2,236)	(11,176)	(20,862)
Non-cash portion of loss on early extinguishment of debt	—	—	3
Non-cash portion of restructuring charge (benefit)	—	(842)	(178)
(Gains) losses on investments and disposal of property and equipment, net	(391)	242	23
Gain on divesture of certain assets	(1,062)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,159)	(21,474)	(31,937)
Prepaid expenses and other current assets	(5,020)	(5,471)	(12,009)
Accounts payable, accrued expenses and other current liabilities	10,255	(4,181)	(12,965)
Deferred revenue	5,871	(1,492)	5,297
Accrued restructuring	(1,067)	1,216	(2,722)
Other non-current assets and liabilities	2,744	442	3,874

Net cash provided by operating activities	424,412	343,494	236,954

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,779)	(83,719)	7,875
Purchases of property and equipment	(80,918)	(90,369)	(81,405)
Capitalization of internal-use software costs	(27,229)	(25,017)	(19,057)
Purchases of short- and long-term marketable securities	(790,351)	(533,069)	(550,614)
Proceeds from sales of short- and long-term marketable securities	403,559	182,255	258,366
Proceeds from maturities of short- and long-term marketable securities	141,544	185,397	157,405
Proceeds from sale of property and equipment	93	82	—
Proceeds from divesture of certain assets	1,350	—	—
Decrease in restricted investments held for security deposits	233	—	723

Net cash used in investing activities	(357,498)	(364,440)	(226,707)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	21,724	21,966	31,621
Excess tax benefits from stock-based compensation	2,236	11,176	20,862
Repurchases of common stock	(66,497)	—	—
Payments on capital leases	—	—	(23)

Net cash (used in) provided by financing activities	(42,537)	33,142	52,460

Effect of exchange rate changes on cash and cash equivalents	854	(1,200)	1,776

Net increase in cash and cash equivalents	25,231	10,996	64,483
Cash and cash equivalents at beginning of year	156,074	145,078	80,595

Cash and cash equivalents at end of year	$181,305	$156,074	$145,078

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,998	$1,999	$2,005
Cash paid for income taxes	20,989	11,870	3,147
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$6,280	$7,436	$6,353
Common stock and vested stock options issued in connection with acquisitions of businesses	—	—	171,957
Common stock issued upon conversion of 1% convertible senior notes	100	—	145
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(427)	(3,126)	(177)

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accu- mulated Other Compre- hensive Income (Loss)	Accu- mulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount
Balance at December 31, 2006	160,298,922	$1,603	$4,145,627	$—	$1,296	$(3,193,833)	$954,693
Comprehensive income:
Net income						100,967	100,967	$100,967
Foreign currency translation adjustment					1,343		1,343	1,343
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					414		414	414

Comprehensive income								$102,724

Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units	2,803,496	28	21,930				21,958
Issuance of common stock under employee stock purchase plan	279,356	3	9,667				9,670
Stock-based compensation			72,770				72,770
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(3,525)	—	(177)				(177)
Issuance of common stock for acquisitions of businesses	2,825,010	28	157,808				157,836
Stock options issued in acquisitions of businesses			14,121				14,121
Issuance of common stock upon conversion of 1% convertible senior notes	9,379	—	145				145
Tax benefits from stock-based award activity, net			24,672				24,672
Stock-based compensation from awards issued to non-employees for services rendered			140				140

Balance at December 31, 2007	166,212,638	1,662	4,446,703	—	3,053	(3,092,866)	1,358,552
Comprehensive income:
Net income						145,138	145,138	$145,138
Foreign currency translation adjustment					(4,038)		(4,038)	(4,038)
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					(23,365)		(23,365)	(23,365)

Comprehensive income								$117,735

Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units	2,920,692	29	14,734				14,763
Issuance of common stock under employee stock purchase plan	348,584	4	7,199				7,203
Stock-based compensation			64,513				64,513
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(110,239)	(1)	(3,125)				(3,126)
Tax benefits from stock-based award activity, net			9,133				9,133
Stock-based compensation from awards issued to non-employees for services rendered			(3)				(3)

Balance at December 31, 2008	169,371,675	1,694	4,539,154	—	(24,350)	(2,947,728)	1,568,770

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accu- mulated Other Compre- hensive Income (Loss)	Accu- mulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount
Balance at December 31, 2008	169,371,675	1,694	4,539,154	—	(24,350)	(2,947,728)	1,568,770
Comprehensive income:
Net income						145,913	145,913	$145,913
Foreign currency translation adjustment					1,933		1,933	1,933
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					11,735		11,735	11,735

Comprehensive income								$159,581

Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units	4,479,139	45	11,983				12,028
Issuance of common stock under employee stock purchase plan	727,449	7	9,794				9,801
Stock-based compensation			65,004				65,004
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(9,233)	—	(427)				(427)
Tax shortfalls from stock-based award activity, net			(9,880)				(9,880)
Stock-based compensation from awards issued to non-employees for services rendered			46				46
Issuance of common stock upon conversion of 1% convertible senior notes	6,472	—	100				100
Repurchases of common stock	(3,327,146)			(66,301)			(66,301)

Balance at December 31, 2009	171,248,356	$1,746	$4,615,774	$(66,301)	$(10,682)	$(2,801,815)	$1,738,722

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:

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

Revenue Recognition

The Company recognizes service revenue in accordance with the authoritative guidance for revenue recognition, including guidance on revenue arrangements with multiple deliverables. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Akamai primarily derives revenues from the sale of services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum monthly, quarterly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly, quarterly or annual minimum. For these services, Akamai recognizes the monthly minimum as revenue each month, provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of Akamai services exceed the monthly, quarterly or annual minimum, Akamai recognizes revenue for such excess in the period of the usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof.

The Company typically charges its customers an integration fee when the services are first activated. Integration fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer arrangement. The Company also derives revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, the Company recognizes revenue once the event or usage has occurred.

When more than one element is contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative fair value. Fair value is determined based upon the price charged when the element is sold separately or based on the renewal rate for the service contractually offered to the customer.

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

From time to time, the Company enters into contracts to sell its services or license its technology to unrelated enterprises at or about the same time that it enters into contracts to purchase products or services from the same enterprise. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor, unless the product or service received has a separate identifiable benefit, and the fair value of the vendor’s product or service can be established objectively.

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

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees; prepayments made by customers for future periods; deferred integration and activation set-up fees; and amounts billed under customer arrangements with extended payment terms.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Stock-Based Compensation

The Company recognizes compensation costs for all stock-based payment awards made to employees and directors based upon the awards’ grant-date fair value. The stock-based payment awards include employee stock options, restricted stock, restricted stock units, deferred stock units and employee stock purchases related to the Company’s employee stock purchase plan.

For stock options, the Company has selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. For stock options, restricted stock, restricted stock units and deferred stock units that contain only a service-based vesting feature, the Company recognizes compensation cost on a straight-line basis over the awards’ vesting periods. For awards with a performance condition-based vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the awards’ expected vesting periods, commencing when achievement of the performance condition is deemed probable. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, the Company makes judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Any changes to those estimates that the Company makes from time to time may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s result of operations.

Research and Development Costs and Capitalized Internal-Use Software

Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation and enhancement of the Company’s services and network. Costs incurred in the development of the Company’s services are expensed as incurred, except certain software development costs eligible for capitalization. Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s network operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs include external consulting fees and payroll and payroll-related costs for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization of the asset commences when the software is complete and placed in service. The Company amortizes completed internal-use software to cost of revenues over an estimated life of two years. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk and Fair Value of Financial Measurements

As of January 1, 2008, the Company adopted a then-newly-required accounting standard related to fair value measurements for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually) (see Note 6). As of January 1, 2009, the Company adopted that same accounting standard as it relates to its non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company has certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the guidance. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in accessible active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair values due to their short-term maturities. The fair value and the carrying amount of the Company’s 1% convertible senior notes were $337.6 million and $199.8 million, respectively, as of December 31, 2009. The fair value is based upon the trading price of the debt. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2009, its concentration of credit risk related to cash equivalents and marketable securities was not significant, except as described below with respect to its investments in auction rate securities. Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2009, 2008 and 2007, no customer accounted for more than 10% of total revenues. As of December 31, 2009 and 2008, no customer had an account receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2009, its concentration of credit risk related to accounts receivable was not significant.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance for accounting for uncertainty in income taxes, an interpretation of previous guidance for accounting for income taxes. That guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company adopted the provisions of the guidance for accounting for uncertainty in income taxes on January 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $2.1 million, including accrued interest and penalties, and did not record any cumulative effect adjustment to retained earnings as a result of adopting the guidance. As of December 31, 2009, the Company had unrecognized tax benefits of $10.2 million, including accrued interest and penalties (see Note 18).

In November 2005, the FASB issued guidance for the transition election to accounting for the tax effect of stock-based payment awards. The Company elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to the authoritative guidance for accounting for stock-based compensation. Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, the Company elected to use the “long-form method,” as provided in the guidance for stock-based compensation to determine the pool of windfall tax benefits upon adoption of the guidance. The long-form method required the Company to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of the guidance for stock-based payment, subject to adjustments for NOL carryforwards.

Foreign Currency Translation

Akamai has determined that the functional currency of each of its foreign subsidiaries is each respective subsidiary’s local currency. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses on inter-company transactions are recorded in other income (expense), net. For the year ended December 31, 2009, the Company recorded net foreign currency losses of $1.7 million in the consolidated statement of operations. The Company recorded net foreign currency gains of $0.5 million and $35,000 for the years ended December 31, 2008 and 2007, respectively, in the consolidated statements of operations.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase. Total cash, cash equivalents and marketable securities were $1,061.5 million and $771.6 million at December 31, 2009 and 2008, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term marketable securities consist of corporate, government and other securities with remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term marketable securities consist of corporate, government and other securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to use. As of December 31, 2009 and 2008, the Company had $0.6 million and $3.6 million, respectively, of restricted marketable securities, generally representing security for irrevocable letters of credit related to facility leases.

The Company classifies most debt securities and equity securities with readily determinable market values as “available for sale” in accordance with the authoritative guidance for accounting for certain investments in debt and equity securities. These investments are classified as marketable securities on the consolidated balance sheet and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company periodically evaluates whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends; and Akamai’s intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in the Company’s portfolio, if, among other things, relevant information related to its investments and marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

Included in the Company’s short- and long-term marketable securities at December 31, 2009 and 2008 are auction rate securities (“ARS”) that are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that is designed to occur every seven to 35 days. Historically, the carrying value (par value) of ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended December 31, 2009, however, the auctions for ARS then held by the Company were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to the long-term nature of the underlying student loan bonds and the failure of the auction process to provide a current market, the Company classified all but a select few of these investments as long-term in its consolidated balance sheet as of December 31, 2009 and 2008.

In November 2008, the Company entered into an agreement with one of its investment advisors under which the advisor is required to repurchase the ARS that the Company holds through such investment advisor at par value beginning on June 30, 2010. Until that time, the Company expects to continue to hold these long-term debt

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments until the earlier of the settlement date or the market for active trading in ARS at par value has been re-established. At any time during the period up until the June 2010, the Company’s investment advisor can call these ARS at par value. The agreement entered into between the parties creates a separate financial instrument that the Company has elected to measure and report at fair value. The underlying ARS were carried at fair value and classified as trading securities as of December 31, 2009 and 2008. Previously, these securities were classified as available-for-sale. Prior to entering into such agreement, the Company’s intent was to hold the ARS until the earlier of the date on which the market recovered or the payment date of the underlying security. The unrealized loss on these investments, previously was included in accumulated other comprehensive income, net of tax. Management’s decision in November 2008 to enter into this agreement resulted in classifying the unrealized loss on these investments as other-than-temporary at that time. As a result, in 2008, the Company recognized a loss on investments for the amount of the unrealized loss not previously recognized in earnings (see Note 6).

In January 2008, the Company adopted the accounting standard for the fair value option for financial assets and liabilities that permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the years ended December 31, 2009 and 2008, except for the put option related to the Company’s ARS.

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

For presentation on the balance sheet at December 31, 2008, the Company reduced customer accounts receivable balances and deferred revenue by the amount of any deferred revenue recorded for customers that had a balance receivable. The reduction as of December 31, 2008 totaled $22.2 million. Beginning in the quarter ended March 31, 2009, the Company ceased to record such reduction for balance sheet presentation and now only records a reduction of customers’ accounts receivable balances for the amount of any deferred revenue related to services that have not yet commenced and any deferred revenue for customers from which collection is

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not reasonably assured. The actual reported deferred revenue on the balance sheet at December 31, 2008 was $12.8 million. That amount would have been $30.1 million if the 2009 presentation had been applied at December 31, 2008.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment generally includes purchases of items with a per-unit value greater than $1,000 and a useful life greater than one year. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets.

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

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed impairment tests of goodwill as of December 31, 2009 and 2008. These tests did not result in an impairment to goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks, non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset (see Note 3). Goodwill is carried at its historical cost.

Valuation of Other Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, a significant decrease in the Company’s market capitalization, facility closure or work-force reductions, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. The Company did not have any indications of impairment for the years ended December 31, 2009, 2008 and 2007.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $0.7 million, $1.1 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In February 2008, the FASB issued authoritative guidance for fair value measurement for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this guidance on January 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The Company adopted this guidance on January 1, 2009. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to adjust retrospectively its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this guidance. The adoption of the guidance for determining whether instruments granted in share-based payment transactions are participating securities did not have a material impact on the Company’s consolidated financial statements.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued authoritative guidance for recognition and presentation of other-than-temporary impairments. The authoritative guidance requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in accumulated other comprehensive loss when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The guidance is effective for periods ending after June 15, 2009. As of December 31, 2009, the Company did not have any debt securities that had other-than-temporary impairments that contained both a credit and non-credit component. Accordingly, adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

In September 2009, the FASB’s Emerging Issues Task Force issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides another alternative for establishing fair value for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. This guidance is effective January 1, 2011, and early adoption is permitted. The Company expects to adopt this guidance effective January 1, 2010. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.

In January 2010, the FASB issued authoritative guidance related to additional requirements and guidance regarding disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll-forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 roll-forward, which is effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). The Company does not expect this guidance to have any impact on its financial position or results of operations.

3.	Business Acquisitions:

In March 2007, April 2007 and November 2008, the Company acquired Netli, Inc. (“Netli”), Red Swoosh, Inc. (“Red Swoosh”), and aCerno, Inc. (“acerno”), respectively. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s consolidated financial results.

aCerno

On November 3, 2008, the Company acquired all of the outstanding common and preferred stock of the parent entity of acerno, including vested stock options, in exchange for approximately $89.5 million in cash paid in 2008 and in the first quarter of 2009. The purchase of acerno was intended to augment Akamai’s Internet advertising-related offerings, which are designed to help customers more effectively target online advertising to the desired audience. The aggregate purchase price of $90.8 million consisted of $89.5 million in cash and $1.3 million of transaction costs, which primarily consisted of fees for legal and financial advisory services.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition of acerno was accounted for using the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since November 3, 2008, the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to acerno customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force. In accordance with current accounting standards, goodwill associated with the acerno acquisition will not be amortized and will be tested for impairment at least annually (see Note 9).

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

In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for acerno services. The fair value of intangible assets was based upon the income approach. In applying this approach, the values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk-adjusted discount rates. The rate used to discount the expected future net cash flows from the intangible assets to their present values was based upon a weighted average cost of capital of 15%. The discount rate was determined after

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from acerno.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition of Red Swoosh was accounted for using the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since April 12, 2007, the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce. In accordance with current accounting standards, goodwill associated with the Red Swoosh acquisition will not be amortized and will be tested for impairment at least annually (see Note 9).

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

The Company valued the acquired completed technologies at $3.7 million with a weighted average useful life of 4.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, which in general reflects the cash flow savings from such assets. None of the goodwill or identifiable intangible assets resulting from the Red Swoosh acquisition is deductible for income tax purposes.

Netli

On March 13, 2007, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Netli in exchange for approximately 2.8 million shares of Akamai common

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquisition of Netli was accounted for using the purchase method of accounting. The results of operations of the acquired business have been included in the consolidated financial statements of the Company since March 13, 2007, the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to Netli customers; a trained technical workforce in place in the United States; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, goodwill associated with Netli will not be amortized and will be tested for impairment at least annually (see Note 9).

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

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2009	2008	2007
Numerator:
Net income	$145,913	$145,138	$100,967
Add back of interest expense on 1% convertible senior notes (net of tax)	1,746	1,757	2,840

Numerator for diluted net income per common share	$147,659	$146,895	$103,807

Denominator:
Denominator for basic net income per common share	171,425	167,673	162,959
Effect of dilutive securities:
Stock options	2,805	4,009	7,354
Effect of escrow contingencies	342	351	1,051
Restricted stock units and deferred stock units	1,153	1,716	798
Assumed conversion of 1% convertible senior notes	12,933	12,936	12,932

Denominator for diluted net income per common share	188,658	186,685	185,094

Basic net income per common share	$0.85	$0.87	$0.62
Diluted net income per common share	$0.78	$0.79	$0.56

Outstanding options to acquire an aggregate of 3.1 million, 2.6 million and 1.4 million shares of common stock as of December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, 3.6 million, 1.9 million and 3.5 million shares of common stock issuable in respect of outstanding restricted stock units were excluded from the computation of diluted net income per share for the years ended December 31, 2009, 2008 and 2007, respectively, because the performance conditions had not been met as of those dates.

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

Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest all undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and consisted of the following (in thousands):

	December 31,
	2009	2008
Net unrealized (loss) gain on investments, net of tax of $7,345 at December 31, 2009 and $14,767 at December 31, 2008	$(11,613)	$(23,348)
Foreign currency translation adjustments	931	(1,002)

Accumulated other comprehensive income (loss)	$(10,682)	$(24,350)

6.	Marketable Securities and Investments:

The Company accounts for financial assets and liabilities in accordance with a fair value measurement accounting standard. The accounting standard provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting standard also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of marketable securities and other investment-related assets held at December 31, 2009 and 2008 (in thousands).

	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
As of December 31, 2009		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$417	$—	$—	$—	$417	$381	$36
Commercial paper	60,976	6	(15)	—	60,967	60,967	—
U.S. corporate debt securities	334,464	2,319	(395)	—	336,388	179,978	156,410
U.S. government agency obligations	228,376	303	(391)	—	228,288	67,910	160,378
Auction rate securities	198,700	—	(20,781)	—	177,919	—	177,919

	822,933	2,628	(21,582)	—	803,979	309,236	494,743
Trading securities:
Auction rate securities	76,200	—	—	(9,614)	66,586	66,586	—
Other investment-related assets:
Put option related to auction rate securities	—	—		9,614	9,614	9,614	—

	$899,133	$2,628	$(21,582)	$—	$880,179	$385,436	$494,743

	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
As of December 31, 2008		Gains	Losses
Certificates of deposit	$640	$—	$—	$—	$640	$487	$153
Commercial paper	39,357	52	—	—	39,409	39,409	—
U.S. corporate debt securities	216,883	681	(2,593)	—	214,971	85,907	129,064
U.S. government agency obligations	110,137	902	(12)	—	111,027	48,754	62,273
Auction rate securities	210,600	—	(37,163)	—	173,437	—	173,437

	577,617	1,635	(39,768)	—	539,484	174,557	364,927
Trading securities:
Auction rate securities	76,500	—	—	(12,931)	63,569	—	63,569
Other investment-related assets:
Put option related to auction rate securities	—	—	—	12,500	12,500	—	12,500

	$654,117	$1,635	$(39,768)	$(431)	$615,553	$174,557	$440,996

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. All gains and losses on investments classified as trading securities are included within

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the income statement as gain (loss) on investments, net. Realized gains and losses and gains and losses on other-than-temporary impairments on investments are reflected in the income statement as gain (loss) on investments, net. As of December 31, 2009, the Company had $274.9 million of auction rate securities at cost with gross unrealized losses and other-than-temporary impairment losses that have been in a continuous loss position for more than 12 months.

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at December 31, 2009 and 2008 (in thousands):

	Total Fair Value at December 31, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$106,248	$106,248	$—	$—
Certificates of deposit	417	417	—	—
Commercial paper	79,456	—	79,456	—
U.S. government agency obligations	228,288	—	228,288	—
U.S. corporate debt securities	339,756	—	339,756	—
Auction rate securities	244,505	—	—	244,505
Put option related to auction rate securities	9,614	—	—	9,614

	$1,008,284	$106,665	$647,500	$254,119

	Total Fair Value at December 31, 2008	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$107,772	$107,772	$—	$—
Certificates of deposit	664	664	—	—
Commercial paper	43,973	—	43,973	—
U.S. government agency obligations	117,995	—	117,995	—
U.S. corporate debt securities	214,971	—	214,971	—
Auction rate securities	237,006	—	—	237,006
Put option related to auction rate securities	12,500	—	—	12,500

	$734,881	$108,436	$376,939	$249,506

The following tables reflect the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the years ended December 31, 2009 and 2008 (in thousands):

	Auction Rate Securities	Put Option related to Auction Rate Securities	Total
Balance as of December 31, 2008	$237,006	$12,500	$249,506
Sales of securities	(12,200)	—	(12,200)
Unrealized losses included in accumulated other comprehensive income (loss), net	16,382	—	16,382
Other-than-temporary impairment gains on auction rate securities recorded in the statement of operations	3,317	—	3,317
Loss on other investment-related assets recorded in the statement of operations	—	(2,886)	(2,886)

Balance as of December 31, 2009	$244,505	$9,614	$254,119

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Auction Rate Securities	Put Option related to Auction Rate Securities	Total
Balance as of December 31, 2007	$—	$—	$—
Transfers in from Level 1	296,850	—	296,850
Sales of securities	(9,750)	—	(9,750)
Unrealized losses included in accumulated other comprehensive income (loss), net	(37,163)	—	(37,163)
Gain on other investment-related assets recorded in the statement of operations	—	12,500	12,500
Other-than-temporary impairment losses on auction rate securities recorded in the statement of operations	(12,931)	—	(12,931)

Balance as of December 31, 2008	$237,006	$12,500	$249,506

As of December 31, 2009, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices are readily available in active markets. As of December 31, 2009, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of December 31, 2009, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of ARS as well as a related put option described below.

Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates in a “Dutch auction” process. Beginning in mid-February 2008 and continuing throughout the period ended December 31, 2009, however, the auctions for ARS then held by the Company failed. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of December 31, 2009 assumes a weighted average discount rate of 3.98% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of December 31, 2009, the Company has estimated an aggregate loss of $30.4 million, of which $20.8 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity, and of which $9.6 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the 2009 and 2008 consolidated statements of operations on a cumulative basis. The discounted cash flow analysis performed as of December 31, 2008 for ARS assumed a weighted average discount rate of 6.275% and expected term of five years. As a result, as of that date, the Company had estimated an aggregate loss of $50.1 million, of which $37.2 million was related to the impairment of ARS then deemed to be temporary and included within stockholders’ equity, and of which $12.9 million was related to the impairment deemed to be other-than-temporary and included in gain (loss) on investments, net in the 2008 consolidated statement of operations.

The ARS the Company holds are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans as part of the Federal Family Education Loan Program through the U.S. Department of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Education. The Company believes the quality of the collateral underlying these securities will enable it to recover the Company’s principal balance.

Despite the failed auctions, the Company continues to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, except as described below for ARS related to the put option, the Company believes it is more likely than not that it will not be required to sell the ARS prior to a recovery of par value and intends to hold the investments until such time because it believes it has sufficient cash and other marketable securities on-hand and from projected cash flows from operations.

In November 2008, the Company entered into an agreement with one of its investment advisors, which will require the advisor to repurchase the $76.2 million in par value of ARS purchased through such advisor at par value beginning on June 30, 2010. Such agreement created a separate financial instrument between the two companies (the “put option”). For these particular ARS, Akamai expects to continue to hold these long-term debt instruments until the earlier of the settlement date or the date on which the market allows for active trading of ARS at par value. At any time during the period up until June 2010, the investment advisor can call the ARS at par value. These ARS were classified as trading securities as of December 31, 2009 and 2008.

The Company elected to apply the fair value option, permissible under the accounting standard for the fair value option for financial assets and liabilities, to the put option. As of December 31, 2008, the $12.5 million fair value of the put option was grouped with short-term marketable securities on the Company’s consolidated balance sheet. As of December 31, 2009, the fair value of the put option had been reduced to $9.6 million. As a result, the Company recorded a loss of $2.9 million, included in gain (loss) on investments, net in the consolidated statement of operations for the year ended December 31, 2009. The fair value of the put option was determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with the investment advisor. This put option will continue to be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as Level 3 in the hierarchy.

As of December 31, 2009 and 2008, the Company classified $177.9 million and $237.0 million, respectively, of ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. As of December 31, 2009, the Company classified $66.6 million of ARS as short-term marketable securities on its consolidated balance sheet due to its ability and intent to exercise the put option that the Company has with its investment advisor on June 30, 2010, provided that the ARS are not earlier called by the investment advisor. Contractual maturities of the Company’s marketable securities and other investment-related assets held at December 31, 2009 and December 31, 2008 are as follows:

	December 31,
	2009	2008
Available-for-sale securities:
Due in one year or less	$309,236	$174,710
Due after 1 year through 5 years	316,824	191,337
Due after 5 years	177,919	173,437
Trading securities:
Due after 5 years	66,586	63,569
Other investment-related assets:
Due in one year or less	9,614
Due after 1 year through 5 years	—	12,500

	$880,179	$615,553

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, $0.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities of $0.6 million and $36,000 which are classified as short-term and long-term marketable securities, respectively, on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through October 2014.

For the years ended December 31, 2009 and 2007, the Company recorded net gains on investments of $0.8 million and $24,000, respectively, on sales of marketable securities. For the year ended December 31, 2008, the Company recorded a net loss on investments of $0.2 million.

7.	Accounts Receivable:

Net accounts receivable consisted of the following (in thousands):

	December 31,
	2009	2008
Trade accounts receivable	$117,449	$138,286
Unbilled accounts	47,399	12,596

Gross accounts receivable	164,848	150,882

Allowance for doubtful accounts	(4,137)	(6,943)
Reserve for cash basis customers	(6,442)	(4,327)

Total accounts receivable reserves	(10,579)	(11,270)

Accounts receivable, net	$154,269	$139,612

8.	Property and Equipment:

Property and equipment consisted of the following (dollars in thousands):

	December 31,		Estimated Useful Lives in Years
	2009	2008
Computer and networking equipment	$353,375	$302,213	3
Purchased software	28,713	26,987	3
Furniture and fixtures	9,491	8,286	5
Office equipment	4,479	3,834	3
Leasehold improvements	26,026	22,095	2-7
Internal-use software	139,585	106,075	2

	561,669	469,490
Accumulated depreciation and amortization	(379,265)	(295,007)

	$182,404	$174,483

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2009, 2008 and 2007 were $105.8 million, $84.2 million and $60.5 million, respectively.

During the years ended December 31, 2009 and 2008, the Company wrote off $22.2 million and $40.2 million, respectively, of long-lived asset costs, with accumulated depreciation and amortization costs of

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$21.5 million and $39.0 million, respectively. These write-offs were primarily related to computer and networking equipment that were no longer in use.

During the years ended December 31, 2009, 2008 and 2007, the Company capitalized $27.2 million, $25.0 million and $19.1 million, net of impairments, respectively, of external consulting fees and payroll and payroll-related costs for the development and enhancement of internal-use software applications. Additionally, during the years ended December 31, 2009, 2008 and 2007, the Company capitalized $6.3 million, $7.4 million and $6.4 million, respectively, of non-cash stock-based compensation related to employees who developed and enhanced internal-use software applications. The internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services to customers.

The following table summarizes capitalized internal-use software costs (in thousands):

	December 31,
	2009	2008
Gross costs capitalized	$140,741	$107,125
Less: cumulative impairments	(1,156)	(1,050)

	139,585	106,075
Less: accumulated amortization	(84,653)	(56,778)

Net book value of capitalized internal-use software	$54,932	$49,297

9.	Goodwill and Other Intangible Assets:

The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2008. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows:

In thousands
Ending balance, December 31, 2007	$361,637
acerno acquisition	80,285
Purchase price adjustment in connection with the Speedera acquisition	(664)

Ending balance, December 31, 2008	441,258
Purchase price adjustment in connection with the acerno acquisition	617
Tax asset adjustment in connection with the acerno acquisition	(528)

Ending balance, December 31, 2009	$441,347

During 2009, the Company made purchase accounting adjustments affecting $0.1 million to reflect the final determination of the fair value of assumed liabilities and assets in connection with the acquisition of acerno. During 2008, the Company made purchase accounting adjustments of $0.7 million to reflect the return in 2008 of approximately 59,000 shares of Akamai common stock previously held in escrow in connection with its acquisition of Speedera. The shares were previously included in the purchase price. Consequently, the Company reduced stockholders’ equity by $0.7 million for the value of the shares as of the date of acquisition and reduced goodwill by the same amount.

The Company reviews goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to that reporting unit as of December 31, 2009 and 2008 for purposes of performing an impairment test. The fair value of the

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting unit was determined using the Company’s market capitalization as of December 31, 2009 and 2008. The fair value on December 31, 2009 and 2008 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment as of December 31, 2010.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$35,031	$(10,832)	$24,199
Customer relationships	88,700	(41,312)	47,388
Non-compete agreements	7,200	(2,809)	4,391
Trademarks and trade names	800	(505)	295
Acquired license rights	490	(490)	—

Total	$132,221	$(55,948)	$76,273

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$35,031	$(5,659)	$29,372
Customer relationships	88,700	(31,291)	57,409
Non-compete agreements	7,200	(1,529)	5,671
Trademarks	800	(257)	543
Acquired license rights	490	(490)	—

Total	$132,221	$(39,226)	$92,995

Aggregate expense related to amortization of other intangible assets was $16.7 million, $13.9 million and $11.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Based on current circumstances, amortization expense is expected to be approximately $16.4 million, $16.4 million, $15.4 million, $12.6 million and $7.2 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

10.	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Payroll and other related benefits	$38,841	$26,377
Bandwidth and co-location	18,591	16,642
Property, use and other taxes	6,815	13,317
Legal professional fees	931	1,475
Other	3,388	8,321

Total	$68,566	$66,132

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Commitments, Contingencies and Guarantees:

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2009 were as follows (in thousands):

Operating Leases
2010	$21,651
2011	20,800
2012	19,642
2013	18,989
2014	18,211
Thereafter	73,279

Total	$172,572

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $19.8 million, $14.8 million and $11.0 million, respectively.

As of December 31, 2009, the Company had outstanding letters of credit in the amount of $5.6 million related to certain of its real estate leases. Approximately $0.6 million of these letters of credit are collateralized by marketable securities that have been restricted as to use (see Note 6). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease. In the event that the landlord provided funding for leasehold improvements to leased facilities, the Company amortizes such amounts as part of rent expense on a straight-line basis over the life of the lease.

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2010 and 2011, the minimum commitments were, as of December 31, 2009, approximately $41.6 million and $4.0 million, respectively. Additionally, as of December 31, 2009, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $37.5 million, which are expected to be paid in 2010.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 4, 2009. Notices of appeal of the District Court’s October 5, 2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit. If the District Court’s order is upheld on appeal, the Company would have no material liability in connection with this litigation, and the litigation would be resolved. The Company has recorded no liability for this matter as of December 31, 2009.

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. The plaintiff filed a Notice of Appeal on April 10, 2009. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of December 31, 2009.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified the guarantees described below as disclosable in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company evaluates estimated losses for guarantees under the guidance for accounting for contingencies. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such guarantees in its financial statements.

As permitted under Delaware law, the Company’s Certificate of Incorporation provides that Akamai indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. In addition, the Company has acquired other companies that had similar director and officer indemnification provisions in their bylaws. The Company has generally become responsible for such indemnification obligations as a result of the acquisition. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable the Company to recover a portion of certain future amounts paid. In the case of obligations assumed as a result of acquisitions, the Company may have the right to be indemnified by the selling stockholders of such acquired companies for director and officer indemnification expenses incurred by the Company for matters arising prior to the acquisition, which may eliminate or mitigate the impact of any such obligations.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Akamai’s business partners or customers, in connection with Akamai’s provision of its services and software. Generally, these obligations are limited to claims relating to infringement of a patent, copyright or other intellectual property right or the Company’s negligence, willful misconduct or violation of law (provided that there is not gross negligence or willful misconduct on the part of the other party). Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and could limit the Company’s exposure. There can, however, be no certainty that such insurance would cover a portion or any amount of such liability.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based upon the Company’s historical experience and information known as of December 31, 2009, the Company believes its liabilities related to the above guarantees and indemnifications are immaterial.

12.	1% Convertible Senior Notes:

In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes was $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). During 2009 and 2007, the Company issued 6,472 shares and 9,379 shares, respectively, of common stock in connection with the conversion of $100,000 and $145,000, respectively, in

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate principal amount of its 1% convertible senior notes. As of December 31, 2009, the carrying amount and fair value of the 1% convertible senior notes were $199.8 million and $337.6 million, respectively.

The notes may be converted at the option of the holder in any of the following circumstances:

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

The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase the notes at par value on certain specified dates beginning on December 15, 2010. As of December 31, 2009, the 1% convertible senior notes were classified as a short-term liability to reflect the ability of the bondholders to redeem these notes in less than 12 months. In the event of a change of control, the holders may require Akamai to repurchase their 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of the notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $0.8 million for each of the years ended December 31, 2009, 2008 and 2007. The Company records the amortization of deferred financing costs using the effective interest method as interest expense in the consolidated statement of operations.

13.	Restructurings and Lease Terminations:

As of December 31, 2009 and 2008, the Company had $0.8 million and $1.7 million, respectively, of accrued restructuring liabilities. In November 2008, the Company announced a workforce reduction of approximately 110 employees from all areas of the Company. The Company recorded $2.0 million as a restructuring charge for the amount of one-time benefits provided to affected employees. Included in these costs was a net reduction in non-cash stock-based compensation of $0.8 million, reflecting a modification to certain stock-based awards previously granted to the affected employees. Additionally, in December 2008, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded $0.5 million as a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities. The Company expects these remaining amounts to be paid in 2010.

As of December 31, 2007, the Company had $0.6 million of accrued restructuring liabilities. In connection with the Speedera, Nine Systems Corporation, Netli and Red Swoosh acquisitions, the Company’s management

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

committed to plans to exit certain activities of these entities. In accordance with the authoritative guidance for the recognition of liabilities in connection with a purchase business combination, the Company recorded, as part of the purchase prices, liabilities of $1.4 million related to workforce reductions during the year ended December 31, 2007. These liabilities primarily consisted of employee severance and outplacement costs and, as of December 31, 2008, had been fully paid.

The following table summarizes the accrual and usage of the restructuring charges (in millions):

	Leases	Severance	Total
Ending balance, December 31, 2006	$0.9	$1.2	$2.1
Accrual recorded in purchase accounting	—	1.4	1.4
Restructuring benefit	(0.2)	—	(0.2)
Cash payments	(0.7)	(2.0)	(2.7)

Ending balance, December 31, 2007	—	0.6	0.6
Restructuring charge	0.5	2.0	2.5
Cash payments	(0.2)	(1.2)	(1.4)

Ending balance, December 31, 2008	0.3	1.4	1.7
Restructuring charge	—	0.5	0.5
Cash payments	(0.2)	(1.2)	(1.4)

Ending balance, December 31, 2009	$0.1	$0.7	$0.8

14.	Rights Plan and Series A Junior Participating Preferred Stock:

On September 10, 2002, the Board of Directors of the Company (the “Board of Directors”) declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2009. In January 2004, the Board of Directors of the Company approved an amendment to the rights plan in which the purchase price of each right issued under the plan increased from $9.00 per share to $65.00 per share.

15.	Stockholders’ Equity:

Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2009, the Company had reserved approximately 6.3 million shares of common stock for issuance of equity awards under its 2009 Stock Incentive Plan. See Note 16 for discussion of shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). Additionally, the Company had reserved approximately 12.9 million shares issuable upon conversion of its 1% senior convertible notes.

Stock Repurchase Program

On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by the Company’s management based on its evaluation of market conditions and other factors. The Company may choose to suspend or discontinue the repurchase program at any time.

During the year ended December 31, 2009, the Company repurchased approximately 3.3 million shares of its common stock for $66.3 million. Additionally, as of December 31, 2009, the Company had prepaid approximately $0.2 million for purchases of its common stock having a settlement date in early January 2010. As of December 31, 2009, the Company had $33.5 million remaining available for future purchases of shares under the approved repurchase program.

16.	Stock-Based Compensation:

Equity Plans

In 1998, the Board of Directors adopted the Akamai Technologies, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards could be granted at the discretion of the Board of Directors or a committee thereof. In December 2001, the Board of Directors adopted the Akamai Technologies, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock awards and other types of equity awards. In March 2006, the Board of Directors adopted the Akamai Technologies, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. In March 2009, the Board of Directors adopted the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. The total numbers of shares of common stock approved for issuance under the 1998 Plan, the 2001 Plan, the 2006 Plan and the 2009 Plan are approximately 48.3 million, 5.0 million, 7.5 million and 8.5 million shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer the authority to grant equity incentive awards to employees of the Company below the level of Vice President, subject to certain specified limitations, under all then-existing and future plans.

Under the terms of the 1998 Plan, the 2006 Plan and the 2009 Plan, the exercise price of incentive stock options may not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant. Incentive stock options may not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan, the 2001 Plan, the 2006 Plan and the 2009 Plan may be less than the fair market value of the common stock on the effective date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting typically occurs over four years under all of the plans, and options are granted at the discretion of the Board of Directors. Under the 1998 Plan and 2001 Plan, the term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock. Under the 2006 Plan and the 2009 Plan, the term of options granted may not exceed seven years.

The Company has assumed certain stock option plans and the outstanding stock options of companies that it has acquired (“Assumed Plans”). Stock options outstanding as of the date of acquisition under the Assumed Plans were exchanged for the Company’s stock options and adjusted to reflect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Stock options under the Assumed Plans generally vest over four years and expire ten years from the date of grant.

In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3.1 million shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1.5 million shares, provided that the aggregate number of shares issued under the 1999 ESPP shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2009, 2008 and 2007, the Company issued 0.7 million, 0.3 million and 0.3 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $13.47, $20.66 and $34.62, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in 2009, 2008 and 2007 were $9.8 million, $7.2 million and $9.7 million, respectively. As of December 31, 2009, approximately $0.9 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Stock-based compensation expense by type of award:
Stock options	$17,636	$22,381	$29,171
Deferred stock units	2,085	1,885	925
Restricted stock units	41,584	37,005	38,958
Shares issued under the 1999 ESPP	3,772	4,064	3,854
Amounts capitalized as internal-use software	(6,280)	(7,436)	(6,353)

Total stock-based compensation before income taxes	58,797	57,899	66,555
Less: Income tax benefit	(22,633)	(22,069)	(20,380)

Total stock-based compensation, net of taxes	$36,164	$35,830	$46,175

Effect of stock-based compensation on income by line item:
Cost of revenues	$2,195	$2,415	$3,349
Research and development expense	10,967	11,088	15,658
Sales and marketing expense	27,411	26,273	26,252
General and administrative expense	18,224	18,123	21,296
Provision for income taxes	(22,633)	(22,069)	(20,380)

Total cost related to stock-based compensation, net of taxes	$36,164	$35,830	$46,175

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $6.4 million, $4.2 million and $1.8 million, respectively, before tax.

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The grant-date fair values of Akamai’s stock option awards granted during the years ended December 31, 2009, 2008 and 2007 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2009	2008	2007
Expected life (years)	4.1	4.1	4.0
Risk-free interest rate (%)	1.7	2.7	4.5
Expected volatility (%)	54.8	51.5	60.5
Dividend yield (%)	—	—	—

For the years ended December 31, 2009, 2008 and 2007, the weighted average fair value of Akamai’s stock option awards granted was $8.44 per share, $12.34 per share and $24.24 per share, respectively.

The grant-date fair values of Akamai’s ESPP awards granted during the years ended December 31, 2009, 2008 and 2007 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2009	2008	2007
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate (%)	0.4	1.8	4.6
Expected volatility (%)	69.2	59.2	47.4
Dividend yield (%)	—	—	—

For the years ended December 31, 2009, 2008 and 2007, the weighted average fair value of Akamai’s ESPP awards granted was $4.11 per share, $4.58 per share and $6.24 per share, respectively.

As of December 31, 2009, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and stock issued under the 1999 ESPP was $103.1 million. This non-cash expense will be recognized through 2013 over a weighted average period of 1.4 years. Nearly all of the Company’s employees have received grants through these equity compensation programs.

The following table summarizes stock option activity during the years ended December 31, 2009, 2008 and 2007:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2006	13,247	$12.33
Granted (including those for business acquisitions)	1,629	36.97
Exercised	(2,493)	8.80
Forfeited and expired	(349)	26.17

Outstanding at December 31, 2007	12,034	15.83
Granted	1,162	28.20
Exercised	(2,445)	5.84
Forfeited and expired	(371)	38.97

Outstanding at December 31, 2008	10,380	18.76
Granted	1,146	19.11
Exercised	(1,178)	10.09
Forfeited and expired	(326)	33.68

Outstanding at December 31, 2009	10,022	19.34

Exercisable at December 31, 2009	7,787	17.18

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $11.2 million, $63.5 million and $91.7 million, respectively. The total fair value of options vested for the years ended December 31, 2009, 2008 and 2007 was $11.4 million, $15.0 million and $22.7 million, respectively. The aggregate fair values of stock options vested for the years ended December 31, 2009 and 2008 were calculated net of capitalized stock-based compensation of $6.3 million and $7.4 million, respectively. The aggregate fair value of stock options vested for the year ended December 31, 2007 was calculated net of capitalized stock-based compensation of $6.4 million. Cash proceeds from the exercise of stock options were $11.9 million, $14.2 million and $22.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Income tax benefits realized from the exercise of stock options during the years ended December 31, 2009, 2008 and 2007 were approximately $68.0 million, $44.9 million and $83.2 million, respectively.

The following table summarizes stock options that are outstanding and expected to vest and stock options exercisable at December 31, 2009:

Range of Exercise Price ($)	Options Outstanding and Expected to Vest				Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
0.31-0.90	402	3.0	$0.79	$9,876	398	3.0	$0.79	$9,774
0.96-1.65	339	3.0	1.58	8,048	339	3.0	1.58	8,048
2.27-4.08	226	3.1	3.33	4,968	216	3.0	3.35	4,745
4.10-5.44	1,086	3.1	4.86	22,244	1,079	3.1	4.87	22,082
5.49-8.28	54	3.3	5.98	1,053	49	2.8	5.81	964
8.55-12.81	638	4.8	11.87	8,594	620	4.7	11.85	8,366
12.85-14.90	2,876	5.2	14.35	31,599	2,830	5.1	14.36	31,083
15.24-22.47	1,335	6.2	18.18	9,553	385	5.3	18.15	2,766
22.97-33.43	1,587	7.0	28.47	252	974	6.5	27.99	82
35.10-51.85	862	6.3	43.41	—	551	6.1	43.95	—
54.26-76.06	457	4.7	56.18	—	322	4.7	56.42	—
85.00-93.94	24	0.5	85.65	—	24	0.5	85.65	—

	9,886	5.2	19.29	$96,187	7,787	4.7	17.18	$87,910

Expected forfeitures	136

Total options outstanding	10,022

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Akamai’s closing stock price of $25.34 on December 31, 2009, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares related to “in-the-money” options exercisable as of December 31, 2009 was approximately 6.0 million.

Deferred Stock Units

The Company has granted deferred stock units (“DSUs”) to non-employee members of its Board of Directors and to the Company’s Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of all or a portion of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date, with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter so that all DSUs are vested in full at the end of two years

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from date of grant. If a director has completed one year of Board service, vesting of 100% of the DSUs held by such director will accelerate at the time of his or her departure from the Board.

The following table summarizes the DSU activity for the years ended December 31, 2009, 2008 and 2007 (in thousands, except grant-date fair values):

	Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2006	198	$12.55
Granted	22	42.30
Vested and distributed	(24)	18.87

Outstanding at December 31, 2007	196	15.03
Granted	47	39.86
Vested and distributed	(36)	7.96

Outstanding at December 31, 2008	207	24.86
Granted	97	21.56
Vested and distributed	(17)	33.07

Outstanding at December 31, 2009	287	21.04

The total pre-tax intrinsic value of DSUs vested and distributed during the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $0.6 million and $1.2 million, respectively. The total fair value of DSUs vested and distributed during the years ended December 31, 2009, 2008 and 2007 was $0.6 million, $0.3 million and $0.5 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2009, 108,530 DSUs were unvested, with an aggregate intrinsic value of approximately $7.3 million and a weighted average remaining contractual life of approximately 1.3 years. These units are expected to vest through May 2011. All DSUs vest upon fulfilling service conditions or upon a director’s departure from the Board.

Restricted Stock Units

The following table summarizes the different types of restricted stock units (“RSUs”) granted by the Company (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
RSUs with service-based vesting conditions	2,342	1,529	588
RSUs with performance-based vesting conditions	1,974	898	1,409

Total	4,316	2,427	1,997

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

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For years ended December 31, 2009, 2008 and 2007, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement of specified performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement of the specified targets. Management will continue to review periodically the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the years ended December 31, 2009, 2008 and 2007 (in thousands, except grant-date fair values):

	Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2006	3,140	$25.44
Granted	1,997	52.67
Exercised	(286)	26.66
Forfeited	(256)	35.78

Outstanding at December 31, 2007	4,595	36.67
Granted	2,427	30.33
Exercised	(434)	36.96
Forfeited	(389)	39.74

Outstanding at December 31, 2008	6,199	34.64
Granted	4,316	18.73
Exercised	(3,282)	28.20
Forfeited	(370)	25.99

Outstanding at December 31, 2009	6,863	27.63

The total pre-tax intrinsic value of RSUs exercised during the years ended December 31, 2009, 2008 and 2007 was $55.9 million, $13.9 million and $14.8 million, respectively. The total fair value of RSUs exercised during the years ended December 31, 2009, 2008 and 2007 was $92.6 million, $16.0 million and $7.6 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2009, 6.9 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $173.9 million and a weighted average remaining contractual life of approximately 1.6 years. These RSUs are expected to vest on various dates through July 2012.

17.	Employee Benefit Plan:

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. For 2007, the Company made matching contributions of 1/2 of the first 2% of employee contributions and then matched 1/4 of the next 4% of employee contributions. The maximum amount of the Company match was $1,000 per employee per year for 2007. Effective January 1, 2008, the Company amended its matching contribution to 1/2 of the first 8% of employee contributions in each year, with the maximum amount of the Company match at $2,000 per employee per year for the years 2008 and 2009. The Company’s contributions vest 25% per annum. The Company contributed approximately $1.9 million, $1.9 million and $0.9 million of cash to the savings plan for the years ended December 31, 2009, 2008 and 2007, respectively.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Income Taxes:

The components of income before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Domestic	$221,071	$225,079	$156,219
Foreign	16,161	9,456	11,986

Income before provision for income taxes	$237,232	$234,535	$168,205

The provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Current tax provision
Federal	$1,393	$2,099	$—
State	4,229	2,974	292
Foreign	3,991	2,626	1,685
Deferred tax provision (benefit)
Federal	76,410	79,045	51,567
State	2,068	1,776	6,764
Foreign	3,238	825	1,640
Change in valuation allowance	(10)	52	5,290

	$91,319	$89,397	$67,238

The Company’s effective rate differed from the statutory rate as follows:

	For the Years Ended December 31,
	2009	2008	2007
United States federal income tax rate	35.0%	35.0%	35.0%
State taxes	3.7	3.8	4.4
Nondeductible stock-based compensation	1.2	1.6	2.7
United States federal and state research and development credits	(1.4)	(1.3)	(4.6)
Change in state tax rates	—	0.6	—
Foreign earnings	0.1	—	0.1
Other	(0.1)	(1.6)	(0.7)
Change in the deferred tax asset valuation allowance	—	—	3.1

	38.5%	38.1%	40.0%

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset and the related valuation allowance were as follows (in thousands):

	December 31,
	2009	2008
Net operating loss and credit carryforwards	$72,146	$150,041
Depreciation and amortization	63,709	68,502
Compensation costs	24,251	40,227
Impairment loss on marketable securities	7,345	14,767
Other	24,485	15,539

Deferred tax assets	191,936	289,076

Acquired intangible assets not deductible	(29,792)	(36,271)
Internal-use software capitalized	(19,632)	(17,449)

Deferred tax liabilities	(49,424)	(53,720)

Valuation allowance	(7,086)	(7,096)

Net deferred tax assets	$135,426	$228,260

As of December 31, 2009 and 2008, the Company had United States federal NOL carryforwards of approximately $90.8 million and $319.1 million, respectively, and state NOL carryforwards of approximately $161.6 million and $186.4 million, respectively, which expire at various dates through 2026. The Company also had foreign NOL carryforwards of approximately $1.9 million and $3.4 million as of December 31, 2009 and 2008, respectively. The majority of the foreign NOL carryforwards have no expiration dates. As of December 31, 2009 and 2008, the Company had United States federal and state research and development tax credit carryforwards of $26.3 million and $25.6 million, respectively, which will expire at various dates through 2029. As of December 31, 2009 and 2008, the Company had foreign tax credit carryforwards of $9.1 million and $7.0 million, respectively, which expire at various dates through 2019. As of December 31, 2009 and 2008, the Company had alternative minimum tax credit carryforwards of $8.1 million and $6.7 million, respectively.

The Company plans to reinvest indefinitely its undistributed foreign earnings. As of December 31, 2009, the Company had approximately $29.0 million of undistributed foreign earnings.

The following is a roll-forward of the Company’s unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2009	2008
Unrecognized tax benefits — at beginning of year	$4.8	$3.2
Gross increases — tax positions of prior periods	0.9	1.1
Gross increases — current-period tax positions	1.3	1.0
Lapse of statute of limitations	—	(0.5)

Unrecognized tax benefits — at end of year	$7.0	$4.8

As of December 31, 2009 and 2008, the Company had approximately $10.2 million and $6.1 million, respectively, of total unrecognized tax benefits, including $3.2 million and $1.3 million, respectively, of accrued interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. If recognized, all amounts of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign subsidiaries file income tax returns in various jurisdictions. Certain of these foreign subsidiaries have unrecognized tax benefits related to transfer pricing policies that existed in prior years. The statute of limitations expired in these foreign jurisdictions in 2008, which resulted in the recognition of approximately $0.5 million of benefit.

Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions due to net operating losses and the limited number of prior year audits by taxing jurisdictions. The Company is currently under tax examination by the United States Internal Revenue Service for the tax year ended December 31, 2006.

19.	Segment and Geographic Information:

Akamai’s chief decision-maker, as defined under the authoritative guidance for disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of December 31, 2009, Akamai operated in one industry segment: providing global services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market, and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services.

The Company deploys its servers into networks worldwide. As of December 31, 2009, the Company had approximately $139.8 million and $42.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2008, the Company had approximately $138.6 million and $35.9 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.

Akamai sells its services and licenses through a sales force located both domestically and abroad. For the years ended December 31, 2009, 2008 and 2007, approximately 28%, 25% and 23%, respectively, of revenues was derived from the Company’s operations outside the United States, of which 18%, 18%, and 17% of overall revenues, respectively, were related to Europe. Other than the United States, no single country accounted for 10% or more of the Company’s total revenues for any reported period.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Quarterly Financial Results (unaudited):

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2009 and 2008. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes.

	For the Three Months Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(In thousands, except per share data)
Revenues	$210,368	$204,600	$206,500	$238,305
Cost of revenues	$60,362	$60,009	$61,987	$67,580
Net income	$37,081	$36,007	$32,745	$40,080
Basic net income per share	$0.22	$0.21	$0.19	$0.23
Diluted net income per share	$0.20	$0.19	$0.18	$0.21
Basic weighted average common shares	170,519	172,561	171,686	170,936
Diluted weighted average common shares	188,183	189,556	188,273	188,621

	For the Three Months Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(In thousands, except per share data)
Revenues	$187,019	$194,004	$197,347	$212,554
Cost of revenues	$51,575	$53,688	$56,659	$60,688
Net income	$36,911	$34,334	$33,360	$40,533
Basic net income per share	$0.22	$0.21	$0.20	$0.24
Diluted net income per share	$0.20	$0.19	$0.18	$0.22
Basic weighted average common shares	165,959	167,417	168,474	168,843
Diluted weighted average common shares	185,744	187,641	187,769	186,694

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 7 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders under the captions “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein.

Our executive officers and directors and their positions as of March 1, 2010, are as follows:

Name	Position
Paul Sagan	President, Chief Executive Officer and Director

George H. Conrades	Executive Chairman of the Board of Directors

F. Thomson Leighton	Chief Scientist and Director

Debra L. Canner	Senior Vice President — Human Resources

Melanie Haratunian	Senior Vice President and General Counsel

Robert W. Hughes	Executive Vice President, Global Sales, Services and Marketing

J. Donald Sherman	Chief Financial Officer

Martin M. Coyne II	Director

C. Kim Goodwin	Director

Ronald L. Graham	Director

Jill A. Greenthal	Director

David W. Kenny	Director

Peter J. Kight	Director

Geoffrey A. Moore	Director

Frederic V. Salerno	Director

Naomi O. Seligman	Director

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our Board of Directors. The text of our amended code of ethics is available on our website at www.akamai.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2009. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2010 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2010 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2010 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2010 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

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

March 1, 2010	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL SAGAN Paul Sagan	President and Chief Executive Officer and Director (Principal executive officer)	March 1, 2010

/s/ J. DONALD SHERMAN J. Donald Sherman	Chief Financial Officer (Principal financial and accounting officer)	March 1, 2010

/s/ GEORGE H. CONRADES George H. Conrades	Director	March 1, 2010

/s/ MARTIN M. COYNE II Martin M. Coyne II	Director	March 1, 2010

/s/ C. KIM GOODWIN C. Kim Goodwin	Director	March 1, 2010

/s/ RONALD L. GRAHAM Ronald L. Graham	Director	March 1, 2010

/s/ JILL A. GREENTHAL Jill A. Greenthal	Director	March 1, 2010

/s/ DAVID W. KENNY David W. Kenny	Director	March 1, 2010

/s/ PETER J. KIGHT Peter J. Kight	Director	March 1, 2010

/s/ F. THOMSON LEIGHTON F. Thomson Leighton	Director	March 1, 2010

/s/ GEOFFREY MOORE Geoffrey Moore	Director	March 1, 2010

/s/ FREDERIC V. SALERNO Frederic V. Salerno	Director	March 1, 2010

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	March 1, 2010

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charged to operations		Other	Deductions	Balance at end of period
Year ended December 31, 2007:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$5,468	6,434	[2]	337	(1,848)[3]	$10,391
Deferred tax asset valuation allowance	$6,338	5,290		75 [1]	(545)	$11,158

Year ended December 31, 2008:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$10,391	7,303	[2]	(308)	(6,116)[3]	$11,270
Deferred tax asset valuation allowance	$11,158	52		(1,109)[1]	(3,005)	$7,096

Year ended December 31, 2009:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$11,270	21,566	[2]	(716)	(21,541)[3]	$10,579
Deferred tax asset valuation allowance	$7,096	(10)		—	—	$7,086

[1]	Amounts related to items with no income statement effect such as the impact of stock options, acquired intangible assets and acquired net operating losses.
[2]	Amounts represent charges to bad debt expense and reductions to revenue for increases to the allowance for doubtful accounts and to the reserve for cash-basis customers.
[3]

Amounts represent cash collections from customers for accounts previously reserved and write-offs of accounts receivable recorded against the allowance for doubtful accounts or the reserve for cash-basis customers.

S-1

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

4.1(D)	Specimen common stock certificate

4.2(E)	Indenture, dated as of December 12, 2003 by and between the Registrant and U.S. Bank National Association

4.3(F)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

4.4(G)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent

10.1(H)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.2(I)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(B)(@)	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.4(J)@	2001 Stock Incentive Plan of the Registrant

10.5(K)	2006 Stock Incentive Plan of the Registrant

10.6(L)	Speedera Networks, Inc. 1999 Equity Incentive Plan, as amended

10.7(M)	Nine Systems Corporation (formerly known as Streaming Media Corporation) 2002 Stock Option Plan

10.8(N)	Netli, Inc. Amended and Restated Stock Option Plan

10.9(N)	Netli, Inc. 2002 Equity Incentive Plan

10.10(D)@	Form of Incentive Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.11(D)@	Form of Nonstatutory Stock Option Agreement granted under the 1998 Stock Incentive Plan of the Registrant

10.12(O)@	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant

10.13(O)@	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant

10.14(P)	Form of Deferred Stock Unit Agreement for Directors of the Registrant under the 2006 Stock Incentive Plan of the Registrant

10.154(P)@	Form of Restricted Stock Unit Agreement with Annual Vesting under the 2006 Stock Incentive Plan of the Registrant

10.165(P)@	Form of Restricted Stock Unit Agreement with Performance-Based Vesting under the 2006 Stock Incentive Plan of the Registrant

10.17(P)@	Form of Restricted Stock Unit Agreement with Annual Performance-Based Vesting under the Second Amended & Restated 1998 Stock Incentive Plan of the Registrant

10.18(Q)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.19(R)	Summary of the Registrant’s Compensatory Arrangements with Non-Employee Directors

10.20	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.21(S)@	Form of Incentive Stock Option Agreement with Financial Performance-Related Vesting Provisions under the Second Amended & Restated 1998 Stock Incentive Plan

10.22(P)	Office Lease Agreement dated March 31, 2008 between the Registrant and Locon San Mateo, LLC

10.23(R)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.24(R)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.25(D)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.26(R)@	Incentive Stock Option Agreement, dated February 8, 2008, by and between the Registrant and Robert W. Hughes

10.27(C)@	Incentive Stock Option Agreement, dated as of September 19, 2002, by and between the Registrant and Paul Sagan

10.28(T)@	Employment Offer Letter Agreement dated January 4, 2005 by and between the Registrant and Paul Sagan

10.29(U)@	Amendment to Employment Agreement dated August 9, 2006 between the Registrant and Paul Sagan

10.30(B)@	Amendment to Employment Agreement dated March 31, 2008 between the Registrant and Paul Sagan

10.31(P)@	Amendment to Employment Agreement dated December 31, 2008 between the Registrant and Paul Sagan

10.32(T)@	Incentive Stock Option Agreement dated January 4, 2005 between the Registrant and Paul Sagan

10.33@	Form of Executive Bonus Plan

10.34(P)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.35(P)@	Form of Executive Change of Control and Severance Agreement

10.36(U)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.37@	Form of Robert W. Hughes Executive Bonus Plan

10.38(V)@	Form of Incentive Stock Option Agreement for use under the 2009 Stock Incentive Plan of the Registrant

10.39(V)@	Form of Non-Qualified Stock Option Agreement for use under the 2009 Stock Incentive Plan of the Registrant

10.40(V)	Form of Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan of the Registrant

10.41(V)@	Form of Time-Based Vesting Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan of the Registrant

10.42(V)@	Form of Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan of the Registrant

10.43(V)	Form of Deferred Stock Unit Agreement for Directors for use under the 2009 Stock Incentive Plan of the Registrant

10.44(W)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.45@	Form of 2010 Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan of the Registrant.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxaonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.
(B)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.
(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(D)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679), as amended, filed with the Commission on August 20, 1999.
(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2003.
(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.
(G)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.
(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.
(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.
(J)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.
(K)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2006.
(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.
(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-139408) filed with the Commission on December 15, 2006.
(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-141854) filed with the Commission on April 3, 2007.
(O)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007.

(P)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2009.
(Q)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.
(R)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 3, 2008.
(S)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005.
(T)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2005.
(U)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2006.
(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2009.
(W)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on May 19, 2009.
@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.