Form 10-Q
period 2010-03-31
AKAMAI TECHNOLOGIES INC
filed 2010-05-10
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2010: 172,118,757 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$173,224	$181,305
Marketable securities (including restricted securities of $602 at March 31, 2010 and December 31, 2009)	431,898	385,436
Accounts receivable, net of reserves of $9,145 and $10,579 at March 31, 2010 and December 31, 2009, respectively	148,696	154,269
Prepaid expenses and other current assets	44,689	31,649
Deferred income tax assets	55,918	8,514

Total current assets	854,425	761,173
Property and equipment, net	190,211	182,404
Marketable securities (including restricted securities of $28 at March 31, 2010 and $36 at December 31, 2009)	491,259	494,743
Goodwill	441,347	441,347
Other intangible assets, net	72,165	76,273
Deferred income tax assets	55,060	127,154
Other assets	12,216	4,416

Total assets	$2,116,683	$2,087,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,953	$23,997
Accrued expenses and other current liabilities	52,526	68,566
Deferred revenue	30,347	34,184
Accrued restructuring	708	791
1% convertible senior notes	199,725	199,755

Total current liabilities	309,259	327,293
Other liabilities	23,334	18,818
Deferred revenue	3,641	2,677

Total liabilities	336,234	348,788

Commitments, contingencies and guarantees (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 175,793,918 shares issued and 171,632,652 shares outstanding at March 31, 2010 and 174,575,502 shares issued and 171,248,356 outstanding at December 31, 2009	1,758	1,746
Additional paid-in capital	4,640,298	4,615,774
Accumulated other comprehensive income (loss)	(12,462)	(10,682)
Treasury stock, at cost, 4,161,266 shares at March 31, 2010 and 3,327,146 shares at December 31, 2009	(88,208)	(66,301)
Accumulated deficit	(2,760,937)	(2,801,815)

Total stockholders’ equity	1,780,449	1,738,722

Total liabilities and stockholders’ equity	$2,116,683	$2,087,510

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenues	$240,029	$210,368

Costs and operating expenses:
Cost of revenues	67,474	60,362
Research and development	13,179	10,856
Sales and marketing	49,668	42,270
General and administrative	39,550	36,068
Amortization of other intangible assets	4,108	4,239
Restructuring charge	—	454

Total costs and operating expenses	173,979	154,249

Income from operations	66,050	56,119
Interest income	3,250	4,740
Interest expense	(709)	(710)
Other (expense) income, net	(75)	1,134
Gain on investments, net	121	455

Income before provision for income taxes	68,637	61,738
Provision for income taxes	27,759	24,657

Net income	$40,878	$37,081

Net income per weighted average share:
Basic	$0.24	$0.22
Diluted	$0.22	$0.20
Shares used in per share calculations:
Basic	171,101	170,519
Diluted	189,013	188,183

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$40,878	$37,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,960	28,678
Stock-based compensation expense	19,108	15,067
Provision for deferred income taxes, net	24,638	22,877
Amortization of deferred financing costs	210	210
Provision for doubtful accounts	1,153	1,158
Excess tax benefits from stock-based compensation	(3,173)	(325)
Losses (gains) on investments and disposal of property and equipment, net	19	(434)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,582	4,719
Prepaid expenses and other current assets	(11,378)	(3,807)
Accounts payable, accrued expenses and other current liabilities	(13,320)	(17,315)
Deferred revenue	(2,409)	106
Accrued restructuring	(45)	(161)
Other non-current assets and liabilities	(3,470)	2,615

Net cash provided by operating activities	87,753	90,469

Cash flows from investing activities:
Purchases of property and equipment	(28,203)	(15,774)
Capitalization of internal-use software costs	(6,987)	(7,293)
Purchases of short- and long-term marketable securities	(232,065)	(79,980)
Proceeds from sales of short- and long-term marketable securities	73,562	69,276
Proceeds from maturities of short- and long-term marketable securities	113,995	5,500
Increase in other investments	(500)	—
Cash paid for acquisition of business	—	(5,779)
Proceeds from the sale of property and equipment	23	2
Decrease in restricted investments held for security deposits	8	—

Net cash used in investing activities	(80,167)	(34,048)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	4,046	3,764
Excess tax benefits from stock-based compensation	3,173	325
Repurchases of common stock	(22,245)	—

Net cash (used in) provided by financing activities	(15,026)	4,089

Effects of exchange rate changes on cash and cash equivalents	(641)	(1,374)

Net (decrease) increase in cash and cash equivalents	(8,081)	59,136
Cash and cash equivalents at beginning of period	181,305	156,074

Cash and cash equivalents at end of period	$173,224	$215,210

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,557	$10,245
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$1,477	$1,908
Common stock issued upon conversion of 1% convertible senior notes	30	—
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(125)	(213)

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 1, 2010.

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

2. Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides an alternative method for establishing the selling price for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop an estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The Company has elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2010. To date, the Company has been able to determine the selling price for each element in its multiple element arrangements based on vendor-specific objective evidence (“VSOE”) for each respective element. Specifically, the selling price is determined based upon the price charged when the element is sold separately or based on the renewal rate for services contractually offered to the customer. As a result, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements based on current go-to-market strategies due to the existence of VSOE across the Company’s service offerings.

3. Marketable Securities and Investments

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

The following is a summary of marketable securities and other investment-related assets held at March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$409	$—	$—	$—	$409	$381	$28
Commercial paper	34,449	—	(42)	—	34,407	34,407	—
U.S. corporate debt securities	412,571	1,752	(404)	—	413,919	273,461	140,458
U.S. government agency obligations	230,177	287	(159)	—	230,305	55,849	174,456
Auction rate securities	196,700	—	(20,383)	—	176,317	—	176,317

	874,306	2,039	(20,988)	—	855,357	364,098	491,259
Trading securities:
Auction rate securities	67,800	—	—	(8,303)	59,497	59,497	—
Other investment-related assets:
Put option related to auction rate securities	—	—	—	8,303	8,303	8,303	—

	$942,106	$2,039	$(20,988)	$—	$923,157	$431,898	$491,259

As of December 31, 2009	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$417	$—	$—	$—	$417	$381	$36
Commercial paper	60,976	6	(15)	—	60,967	60,967	—
U.S. corporate debt securities	334,464	2,319	(395)	—	336,388	179,978	156,410
U.S. government agency obligations	228,376	303	(391)	—	228,288	67,910	160,378
Auction rate securities	198,700	—	(20,781)	—	177,919	—	177,919

	822,933	2,628	(21,582)	—	803,979	309,236	494,743
Trading securities:
Auction rate securities	76,200	—	—	(9,614)	66,586	66,586	—
Other investment-related assets:
Put option related to auction rate securities	—	—		9,614	9,614	9,614	—

	$899,133	$2,628	$(21,582)	$—	$880,179	$385,436	$494,743

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. All gains and losses on investments classified as trading securities are included within the income statement as gain (loss) on investments, net. Realized gains and losses and gains and losses on other-than-temporary impairments on investments are reflected in the income statement as gain (loss) on investments, net. As of March 31, 2010, the Company had $264.5 million of auction rate securities at cost with gross unrealized losses and other-than-temporary impairment losses that have been in a continuous loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at March 31, 2010 (in thousands):

	Total Fair Value at March 31, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$121,728	$121,728	$—	$—
Certificates of deposit	409	409	—	—
Commercial paper	34,407	—	34,407	—
U.S. corporate debt securities	413,919	—	413,919	—
U.S. government agency obligations	230,305	—	230,305	—
Auction rate securities	235,814	—	—	235,814
Put option related to auction rate securities	8,303	—	—	8,303

	$1,044,885	$122,137	$678,631	$244,117

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the three months ended March 31, 2010 (in thousands):

	Auction Rate Securities	Put Option Related to Auction Rate Securities	Total
Balance as of December 31, 2009	$244,505	$9,614	$254,119
Sales of securities	(10,400)	—	(10,400)
Unrealized gain included in accumulated other comprehensive income (loss), net	398	—	398
Unrealized gain on auction rate securities included in the statement of operations	1,311	—	1,311
Unrealized loss on other investment-related assets included in the statement of operations	—	(1,311)	(1,311)

Balance as of March 31, 2010	$235,814	$8,303	$244,117

As of March 31, 2010, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2010, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of March 31, 2010, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of auction rate securities (“ARS”) as well as a related put option described below.

In January 2010, the FASB issued authoritative guidance related to disclosures of fair value measurements. The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll-forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The Company adopted all of this guidance in the first quarter of 2010.

A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changes. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2010.

The Company’s commercial paper, U.S. government agency obligations and U.S. corporate debt securities are classified as Level 2 securities. The Company primarily relies on valuation pricing models, recent bid prices, and broker quotes to determine the fair value of these securities. The valuation models for Level 2 assets are developed and maintained by third party pricing services and use a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates in a “Dutch auction” process. Beginning in mid-February 2008 and continuing throughout the period ended March 31, 2010, however, the auctions for ARS then held by the Company failed. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis performed by the Company considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of March 31, 2010 assumes a weighted average discount rate of 3.92% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of March 31, 2010, the Company has estimated an aggregate loss of $28.7 million, of which $20.4 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity, and of which $8.3 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statements of operations on a cumulative basis. The discounted cash flow analysis performed as of December 31, 2009 for ARS assumed a weighted average discount rate of 3.98% and expected term of five years. As a result, as of that date, the Company estimated an aggregate loss of $30.4 million, of which $20.8 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity, and of which $9.6 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statements of operations on a cumulative basis.

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

In November 2008, the Company entered into an agreement with one of its investment advisors, which will require the advisor to repurchase the $67.8 million in par value of ARS purchased through such advisor at par value beginning on June 30, 2010. Such agreement created a separate financial instrument between the two companies (the “put option”). For these particular ARS, Akamai expects to continue to hold these long-term debt instruments until the earlier of the settlement date or the date on which the market allows for active trading of ARS at par value. At any time during the period up until June 2010, the investment advisor can call the ARS at par value. These ARS were classified as trading securities as of March 31, 2010 and December 31, 2009.

The Company elected to apply the fair value option, permissible under the accounting standard for the fair value option for financial assets and liabilities, to the put option. As of March 31, 2010, the fair value of the put option had been reduced to $8.3 million as compared to $9.6 million as of December 31, 2009. As a result, the Company recorded a loss of $1.3 million, included in gain (loss) on investments, net in the consolidated statement of operations for the three months ended March 31, 2010. As of March 31, 2010, the $8.3 million fair value of the put option was grouped with short-term marketable securities on the Company’s consolidated balance sheet. The fair value of the put option was determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with the investment advisor. This put option will continue to be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as Level 3 in the hierarchy.

As of March 31, 2010 and December 31, 2009, the Company classified $176.3 million and $177.9 million, respectively, of ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. As of March 31, 2010 and December 31, 2009, the Company classified $59.5 million and $66.6 million, respectively, of ARS as short-term marketable securities on its consolidated balance sheet due to its ability and intent to exercise the put option that the Company has with its investment advisor shortly after June 30, 2010, provided that the ARS are not earlier called by the investment advisor. Contractual maturities of the Company’s marketable securities and other investment-related assets held at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
Available-for-sale securities:
Due in one year or less	$364,098	$309,236
Due after 1 year through 5 years	314,942	316,824
Due after 5 years	176,317	177,919
Trading securities:
Due after 5 years	59,497	66,586
Other investment-related assets:
Due in one year or less	8,303	9,614

	$923,157	$880,179

As of March 31, 2010, $0.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $602,000 are classified as short-term marketable securities and $28,000 are classified as long-term marketable securities on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through August 2014.

4. Accounts Receivable

Net accounts receivable consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Trade accounts receivable	$110,145	$117,449
Unbilled accounts	47,696	47,399

Gross accounts receivable	157,841	164,848

Allowance for doubtful accounts	(3,040)	(4,137)
Reserve for cash-basis customers	(6,105)	(6,442)

Total accounts receivable reserves	(9,145)	(10,579)

Accounts receivable, net	$148,696	$154,269

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Payroll and other related benefits	$27,902	$38,841
Bandwidth and co-location	17,751	18,591
Property, use and other taxes	544	6,815
Professional service fees	4,065	2,846
Other	2,264	1,473

Total	$52,526	$68,566

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

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$40,878	$37,081
Add back of interest expense on 1% convertible senior notes (net of tax)	422	426

Numerator for diluted net income per common share	$41,300	$37,507

Denominator:
Denominator for basic net income per common share	171,101	170,519
Effect of dilutive securities:
Stock options	3,442	2,452
Effect of escrow contingencies	339	347
Restricted stock units and deferred stock units	1,202	1,929
Assumed conversion of 1% convertible senior notes	12,929	12,936

Denominator for diluted net income per common share	189,013	188,183

Basic net income per common share	$0.24	$0.22
Diluted net income per common share	$0.22	$0.20

Outstanding options to acquire an aggregate of 2.2 million and 3.3 million shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, 3.5 million and 2.6 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three months ended March 31, 2010 and 2009, respectively, because the performance conditions had not been met as of those dates.

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

7. Stockholders’ Equity

Stock Repurchase Program

On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On April 28, 2010, the Company announced that its Board of Directors extended the stock repurchase program permitting purchases of an additional $150.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Company may choose to suspend or discontinue the repurchase program at any time.

During the three months ended March 31, 2010, the Company repurchased 834,120 shares of its common stock for $21.9 million. As of March 31, 2010, the Company had $11.8 million remaining available for future purchases of shares under the approved repurchase program. Additionally, as of March 31, 2010, the Company had prepaid approximately $0.5 million for purchases of its common stock which had a settlement date in early April 2010.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Stock-based compensation expense by type of award:
Stock options	$3,769	$4,848
Restricted stock units	15,684	11,140
Shares issued under the 1999 Employee Stock Purchase Plan	1,132	987
Amounts capitalized as internal-use software	(1,477)	(1,908)

Total stock-based compensation before income taxes	19,108	15,067
Less: Income tax benefit	(7,728)	(6,017)

Total stock-based compensation, net of taxes	$11,380	$9,050

Effect of stock-based compensation on income by line item:
Cost of revenues	$701	$561
Research and development expense	3,993	2,726
Sales and marketing expense	9,024	7,040
General and administrative expense	5,390	4,740
Provision for income taxes	(7,728)	(6,017)

Total cost related to stock-based compensation, net of taxes	$11,380	$9,050

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three months ended March 31, 2010 and 2009 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $1.9 million and $1.3 million during such three-month periods, respectively, before tax.

8. Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income	$40,878	$37,081
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,786)	(2,463)
Change in unrealized gain on investments, net	9	12,056
Income tax expense related to unrealized gain (loss) on investments, net	(3)	(4,671)

Other comprehensive income (loss)	(1,780)	4,922

Comprehensive income	$39,098	$42,003

Accumulated other comprehensive income (loss) consisted of (in thousands):

	March 31, 2010	December 31, 2009
Foreign currency translation adjustment	$(855)	$931
Net unrealized loss on investments, net of tax of $7,342 at March 31, 2010 and $7,345 at December 31, 2009	(11,607)	(11,613)

Total accumulated other comprehensive income (loss)	$(12,462)	$(10,682)

9. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2008. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$35,031	$(12,132)	$22,899
Customer relationships	88,700	(43,771)	44,929
Non-compete agreements	7,200	(3,111)	4,089
Trademarks and trade names	800	(552)	248
Acquired license rights	490	(490)	—

Total	$132,221	$(60,056)	$72,165

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$35,031	$(10,832)	$24,199
Customer relationships	88,700	(41,312)	47,388
Non-compete agreements	7,200	(2,809)	4,391
Trademarks and trade names	800	(505)	295
Acquired license rights	490	(490)	—

Total	$132,221	$(55,948)	$76,273

Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2010 and 2009 was $4.1 million and $4.2 million, respectively. Based on the Company’s other intangible assets as of March 31, 2010, aggregate expense related to amortization of other intangible assets is expected to be $12.3 million for the remainder of 2010, and $16.4 million, $15.4 million, $12.6 million and $7.2 million for fiscal years 2011, 2012, 2013 and 2014, respectively.

10. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing.

At March 31, 2010 and December 31, 2009, the Company held ARS, with an estimated fair value of $235.8 million and $244.5 million, respectively, which have experienced failed auctions, which have prevented the Company from liquidating those investments. Based on its ability to access its cash and short-term investments and its expected cash flows, the Company does not anticipate the current lack of liquidity with respect to these ARS to have a material impact on its financial condition or results of operations during 2010. As of March 31, 2010, the Company had recorded a pre-tax cumulative unrealized loss of $20.4 million related to the temporary impairment of the ARS, which was included in accumulated other comprehensive loss on its consolidated balance sheet. See Note 3.

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for 10% or more of accounts receivable as of March 31, 2010 or as of December 31, 2009. The Company believes that, at March 31, 2010, concentration of credit risk related to accounts receivable is not significant.

11. 1% Convertible Senior Notes

As of March 31, 2010, the carrying amount and fair value of the Company’s 1% convertible senior notes were $199.7 million and $407.6 million, respectively. The initial, and current, conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). During the three months ended March 31, 2010, the Company issued 1,941 shares of common stock in connection with the conversion of $30,000 in aggregate principal amount of its 1% convertible senior notes. The conversion price is subject to adjustment in certain events. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase all or a portion of such notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. As of March 31, 2010 and December 31, 2009, the 1% convertible senior notes were classified as a short-term liability to reflect the ability of the bondholders to redeem these notes in less than 12 months. In the event of a change of control of the Company, the holders may require Akamai to repurchase all or a portion of such 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued and unpaid interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of these notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was $210,000 for each of the three-month periods ended March 31, 2010 and 2009. Using the effective interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

12. Segment and Geographic Information

Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of March 31, 2010, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.

The Company deploys its servers into networks worldwide. As of March 31, 2010, the Company had $138.8 million and $51.4 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2009, the Company had $139.8 million and $42.6 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. Akamai sells its services through a direct sales force and channel partners located both in the United States and certain foreign locations. For each of the three months ended March 31, 2010 and 2009, approximately 28% of revenues were derived from the Company’s operations outside the United States, including 18% from Europe. No single country outside the United States accounted for 10% or more of revenues during these periods. For each of the three months ended March 31, 2010 and 2009, no customer accounted for 10% or more of total revenues.

13. Income Taxes

The Company’s effective income tax rate, including discrete items, was 40.4% and 39.9% for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. The discrete items also include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the ESPP. For the three months ended March 31, 2010 and 2009, the effective income tax rates were higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense.

14. Commitments, Contingencies and Guarantees

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The expected minimum aggregate future obligations under non-cancelable leases as of March 31, 2010 were as follows (in thousands):

Operating Leases
Remaining 2010	$16,259
2011	20,749
2012	19,628
2013	18,989
2014	18,211
Thereafter	73,279

Total	$167,115

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2010 and for the years ending December 31, 2011 and 2012, the minimum commitments pursuant to these contracts in effect as of March 31, 2010, are $50.0 million, $8.9 million and $0.1 million, respectively. As of March 31, 2010, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $44.5 million, which are expected to be paid over the next twelve months.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 4, 2009. Notices of appeal of the District Court’s October 5, 2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit. If the District Court’s order is upheld on appeal, the Company would have no material liability in connection with this litigation, and the litigation would be resolved. The Company has recorded no liability for this matter as of March 31, 2010.

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. The plaintiff filed a Notice of Appeal on April 10, 2009. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of March 31, 2010.

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others—which is an interpretation of previous accounting statements and rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of March 31, 2010 was determined to be immaterial.

15. Subsequent Event

In April 2010, the Company announced that its Board of Directors extended the stock repurchase program permitting purchases of an additional $150.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Company may choose to suspend or discontinue the repurchase program at any time.

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

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Revenues	100.0%	100.0%

Cost of revenues	28.1	28.7
Research and development expense	5.5	5.2
Sales and marketing expense	20.7	20.1
General and administrative expense	16.5	17.1
Amortization of other intangible assets	1.7	2.0
Restructuring charge	—	0.2

Total cost and operating expenses	72.5	73.3

Income from operations	27.5	26.7
Interest income	1.4	2.2
Interest expense	(0.3)	(0.3)
Other (expense) income, net	—	0.5
Gain on investments, net	—	0.2

Income before provision for income taxes	28.6	29.3
Provision for income taxes	11.6	11.7

Net income	17.0%	17.6%

We were profitable for the fiscal year 2009 and for the three months ended March 31, 2010; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced, or at all. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2009 and during the first quarter of 2010, we were able to offset lost monthly or recurring revenue due to customer cancellations or terminations by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. A continuation of this trend, in conjunction with increased revenues from non-recurring revenue contracts, could lead to increased revenues; however, any such increased revenues could be offset if lower traffic reduces the revenues we earn on a non-committed basis or as a result of declines in the prices we charge.

•

During the first quarter of 2010, unit prices offered to some new and existing customers declined, primarily as a result of increased competition from new and established competitors that are willing to use low unit prices as a method of differentiation. These price reductions primarily impacted customers, such as digital media companies, for which we deliver high volumes of traffic over our network. Budgetary constraints facing our customers due to current economic conditions also contributed to pricing pressure on certain services. If we continue to experience decreases in unit prices for new and existing customers and we are unable to offset such reductions with increased traffic over our network, our revenues and profit margins could decrease.

•

Historically, we have experienced seasonal variations in our quarterly revenues attributable to e-commerce services used by our retail customers, with higher revenues in the fourth quarter of the year and lower revenues during the summer months. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•

During the first quarter of 2010, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continued to invest in internal-use software development to improve the performance and efficiency of our network. Even with increased traffic delivered over our network, our total bandwidth costs decreased during the first quarter of 2010 as compared to the same quarter in 2009. We believe that our overall bandwidth costs will increase in the remaining quarters of 2010 as compared to the first quarter as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected during the remainder of 2010.

•

During the first quarter of 2010, revenues derived from customers outside the United States accounted for 28% of our total revenues, consistent with prior quarters in 2009. We expect revenues from such customers as a percentage of our total revenues to be between 25% and 30% for fiscal 2010.

•

Depreciation and amortization expense related to our network equipment and internal-use software development costs increased during the first quarter of 2010 as compared to the same quarter in 2009. Due to expected additional purchases of network equipment during 2010, we believe that depreciation expense related to our network equipment will increase in the remainder of 2010 as compared to the same periods in 2009. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher on quarterly basis in 2010 as compared to corresponding periods in 2009.

•

For the three months ended March 31, 2010, our stock-based compensation expense was $19.1 million as compared to $15.1 million for the three months ended March 31, 2009. The increase in stock-based compensation expense for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to a change in management’s assessment during the period of the expected vesting of performance-based restricted stock units, or RSUs granted in prior years. We expect that stock-based compensation expense will increase in the second quarter of 2010 as compared to the first quarter of 2010. As of March 31, 2010, our total pre-tax unrecognized compensation costs for stock-based awards were $116.6 million, which we expect to recognize as expense over a weighted average period of 1.4 years through 2014.

•

As of March 31, 2010, we have recorded a pre-tax net cumulative unrealized loss in stockholders’ equity of $18.9 million related to the temporary impairment of some of our marketable security investments. For the three months ended March 31, 2010, we recorded an unrealized gain of $1.3 million in our statement of operations related to a decrease in the other-than-temporary impairment of our investments in auction rate securities, or ARS. For the three months ended March 31, 2010, we also recorded an unrealized loss of $1.3 million in our statement of operations related to a decrease in the net unrealized gain from a put option we recorded in connection with an agreement we entered into with one our investment advisors. Under the terms of the agreement, the investment advisor agreed to repurchase, in June 2010, the ARS it previously sold to us. The loss related to the put option incorporated into this agreement was included in gain (loss) on investments, net in our statement of operations. Based upon our cash, cash equivalents and marketable securities balance of $1,096.4 million at March 31, 2010 and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during the remainder of 2010. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•

During the three months ended March 31, 2010, our effective income tax rate, including discrete items, was 40.4%. While we expect our effective income tax rate to remain relatively consistent in the remaining quarters of 2010, this expectation does not take into consideration the effect of any potential discrete items to be recorded in future periods. Due to our continued utilization of available net operating losses, or NOL, and tax credit carryforwards, our tax payments are expected to be significantly lower than our recorded income tax provision in 2010. If we continue to generate taxable income at levels consistent with recent years, we will utilize most of our NOL and tax credit carryforwards in 2010. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2010 and 2011; however, our future results are likely to be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange

Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, goodwill and other intangible assets, capitalized internal-use software costs, impairment and useful lives of long-lived assets, tax reserves, loss contingencies and stock-based compensation costs. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they were made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2009 for further discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides an alternative method for establishing the selling price for a deliverable. When vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop an estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We have elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2010. To date, we have been able to determine the selling price for each element in multiple element arrangements based on vendor-specific objective evidence, or VSOE, for each respective element. Specifically, the selling price is determined based upon the price charged when the element is sold separately or based on the renewal rate for services contractually offered to the customer. As a result, the adoption of this guidance did not have a material impact on our consolidated financial statements. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements based on current go-to-market strategies due to the existence of VSOE across our service offerings.

Results of Operations

Revenues. Total revenues increased 14%, or $29.7 million, to $240.0 million for the three months ended March 31, 2010 as compared to $210.4 million for the three months ended March 31, 2009. The increase in revenues for the three months ended March 31, 2010 as compared to the same period in the prior year was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as increases in traffic and premium services sold to new and existing customers. Increased sales to existing customers contributed to increases in the average revenue per customer during the period, partially offset by reduced unit prices offered to new and certain existing customers. We believe that the continued growth in the use of the Internet by businesses and consumers was the principal factor driving increased purchases of our services.

For each of the three months ended March 31, 2010 and 2009, 28% of our revenues were derived from our operations located outside of the United States, including 18% derived from Europe during each of these periods. No single country outside of the United States accounted for 10% or more of revenues during these periods. For the three months ended March 31, 2010, resellers accounted for 18% of revenues, as compared to 17% of total revenues for the three months ended March 31, 2009. For each of the three-month periods ended March 31, 2010 and 2009, no customer accounted for 10% or more of revenues.

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

Cost of revenues was comprised of the following (in millions):

	For the Three Months Ended March 31,
	2010	2009
Bandwidth, co-location and storage fees	$38.8	$36.2
Payroll and related costs of network operations personnel	3.1	2.9
Stock-based compensation, including amortization of prior capitalized amounts	2.6	1.9
Depreciation and impairment of network equipment	16.6	15.4
Amortization of internal-use software	6.4	4.0

Total cost of revenues	$67.5	$60.4

Cost of revenues increased 12%, or $7.1 million, to $67.5 million for the three months ended March 31, 2010 as compared to $60.4 million for the three months ended March 31, 2009. This increase was primarily due to an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit, and an increase in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure.

Cost of revenues during the three months ended March 31, 2010 and 2009 also included credits received of approximately $1.1 million and $0.3 million, respectively, from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, is unpredictable.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2010 and for the years ending December 31, 2011 and 2012, we estimate that the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $50.0 million, $8.9 million and $0.1 million, respectively.

We believe that cost of revenues will increase during the remainder of 2010 as compared to the three month period ended March 31, 2010. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however such costs are likely to be partially offset by lower bandwidth costs per unit. There is no guarantee, however, that bandwidth costs per unit will continue to decline. Additionally, for the remainder of 2010, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization. During the three months ended March 31, 2010 and 2009 we capitalized software development costs of $6.5 million and $7.1 million, respectively, net of impairments. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three months ended March 31, 2010, we capitalized $1.4 million of stock-based compensation as compared to $1.9 million during the three months ended March 31, 2009. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses increased 21%, or $2.3 million, to $13.2 million for the three months ended March 31, 2010 as compared to $10.9 million for the three months ended March 31, 2009. The increase during the three months ended March 31, 2010 as compared to the same period in 2009 was due to an increase in stock-based compensation as well as payroll and related costs and other expenses and a decrease in capitalized salaries.

The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2010 as compared to 2009
Payroll and related costs	$0.6
Stock-based compensation	1.3
Capitalized salaries and other expenses	0.4

Total net increase	$2.3

We believe that research and development expenses, in absolute dollar terms, will increase slightly in the remaining quarters of 2010 as compared to the first quarter of 2010 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our other service offerings.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 18%, or $7.4 million, to $49.7 million for the three months ended March 31, 2010 as compared to $42.3 million for the three months ended March 31, 2009. The increase in sales and marketing expenses during the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to an increase in payroll and related costs as well as an increase to stock-based compensation and marketing and related costs. These increases were partially offset by a reduction in other expenses, such as training and conference costs.

The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2010 as compared to 2009
Payroll and related costs	$4.6
Stock-based compensation	2.0
Marketing and related costs	1.4
Other expenses	(0.6)

Total net increase	$7.4

We believe that sales and marketing expenses will increase, in absolute dollar terms, for the remaining quarters of 2010 as compared to the first quarter of 2010 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued headcount growth in our sales and marketing organization.

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

General and administrative expenses increased 10%, or $3.5 million, to $39.6 million for the three months ended March 31, 2010 as compared to $36.1 million for the three months ended March 31, 2009. The increase in general and administrative expenses for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to an increase in payroll and related costs, legal fees, facilities and related costs, and stock-based compensation. These increases were partially offset by reductions in the provision for doubtful accounts and non-income related tax expenses.

The following table quantifies the changes in various components of our general and administrative expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2010 as compared to 2009
Payroll and related costs	$1.4
Stock-based compensation	0.7
Depreciation and amortization	0.2
Facilities and related costs	0.9
Legal fees	1.2
Provision for doubtful accounts	(1.0)
Non-income related taxes	(0.6)
Consulting and advisory services	0.5
Other expenses	0.2

Total net increase	$3.5

We expect general and administrative expenses for the remaining quarters of 2010 to increase, in absolute dollar terms, as compared to the first quarter of 2010 due to anticipated higher payroll and related costs attributable to increased hiring and growth in other administrative expenses as well as additional capital purchases.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets decreased 3%, or $0.1 million, to $4.1 million for the three months ended March 31, 2010, as compared to $4.2 million for the three months ended March 31, 2009. Based on our intangible assets at March 31, 2010, we expect amortization of other intangible assets to be approximately $12.3 million for the remainder of 2010, and $16.4 million, $15.4 million, $12.6 million and $7.2 million for fiscal years 2011, 2012, 2013 and 2014, respectively.

Restructuring charge. During the three months ended March 31, 2009, we recorded a restructuring charge of $0.5 million related to one-time benefits provided to terminated employees in connection with the workforce reduction we announced in November 2008.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 31%, or $1.5 million, to $3.3 million for the three months ended March 31, 2010, as compared to $4.7 million for the three months ended March 31, 2009. The decreases were due to lower interest rates earned on our investments during the first quarter of 2010 as compared to the same period in 2009.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense was $0.7 million for each of the three-month periods ended March 31, 2010 and 2009. Based on our outstanding indebtedness at March 31, 2010, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $2.9 million for fiscal 2010.

Other (Expense) Income, net. Other (expense) income, net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. Other (expense) income, net for the three months ended March 31, 2010 decreased 107%, or $1.2 million, to $0.1 million of expense as compared to $1.1 million of income for the three months ended March 31, 2009. The decrease in the first quarter of 2010 as compared to the same period in 2009 was primarily due to exchange rate fluctuations as well as a legal settlement gain of $0.8 million recorded during the first quarter of 2009. Other (expense) income, net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings, or other events.

Gain on Investments, net. During the three months ended March 31, 2010, we recorded net gain on investments of $0.1 million related to the sale of marketable securities. During the three months ended March 31, 2009, we recorded net gain on investments of $0.5 million, which related primarily to a gain of $3.2 million due to a decrease in the other-than-temporary impairment of certain marketable securities and a loss of $2.8 million on a put option related to our auction rate securities holdings.

Provision for Income Taxes. For the three months ended March 31, 2010 and 2009, our effective income tax rate, including discrete items, was 40.4% and 39.9%, respectively. For each of the three months ended March 31, 2010 and 2009, our effective income tax rates were higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes increased by $3.1 million, or 13%, to $27.8 million for the three months ended March 31, 2010 as compared to $24.7 million for the three months ended March 31, 2009. The increase in the three months ended March 31, 2010 as compared to the same period in 2009 was mainly due to the increase in operating income.

While we expect our effective income tax rate for the remaining quarters of 2010 to remain relatively consistent with the rate in the first quarter of 2010, this expectation does not take into consideration the effect of any potential discrete items to be recorded in the future. Our effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock option and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. Due to our continued utilization of NOL and tax credit carryforwards our tax payments were significantly lower than our recorded income tax provision. If we continue to generate taxable income at levels consistent with recent years, we will utilize most of our NOL and tax credit carryforwards in 2010. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

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

Non-GAAP Measures

In addition to the traditional financial measurements that are reflected in our financial statements that have been prepared in accordance with GAAP, we also compile and monitor certain non-GAAP financial measures related to the performance of our business. We typically discuss the non-GAAP financial measures described below on our quarterly public earnings release calls. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations.

We believe that making available the non-GAAP financial measures described below helps investors to gain a meaningful understanding of our past performance and future prospects, especially when comparing such results to previous periods, forecasts or competitors’ financial statements. Our management uses these non-GAAP measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by management in its financial and operational decision-making.

We consider fully taxed normalized net income and fully taxed normalized net income per diluted common share to be important indicators of our overall performance as they eliminate the effects of events that are either not part of our core operations or are non-cash. We define fully taxed normalized net income as net income determined in accordance with GAAP excluding the following pre-tax items: amortization of other acquired intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, certain gains and losses on investments and loss on early extinguishment of debt.

The following table reconciles GAAP net income to fully taxed normalized net income and fully taxed normalized net income per diluted share for the three months ended March 31, 2010 and 2009:

	Unaudited
	For The Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Net income	$40,878	$37,081
Amortization of other acquired intangible assets	4,108	4,239
Stock-based compensation	19,108	15,067
Amortization of capitalized stock-based compensation	1,875	1,307
Gain on investments, net	—	(455)
Utilization of tax NOLs/credits*	—	—
Restructuring charge	—	454

Total fully taxed normalized net income	$65,969	$57,693

Fully taxed normalized net income per diluted share	$0.35	$0.31

Shares used in per share calculations	189,013	188,183

*	For the three months ended March 31, 2009, we previously reported Utilization of tax NOLs/credits of $22,851, which increased our non-GAAP net income. Beginning in 2010, we no longer include Utilization of tax NOLs/credits in determining our non-GAAP net income due to the expectation of fully utilizing most of our NOLs and tax credit carryforwards in 2010.

We consider Adjusted EBITDA to be another important indicator of our operational strength and performance of our business and a good measure of our historical operating trend. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, certain gains and losses on investments, foreign exchange gains and losses, loss on early extinguishment of debt, and gains or losses on legal settlements.

The following table reconciles GAAP net income to Adjusted EBITDA for the three months ended March 31, 2010 and 2009:

	Unaudited
	For the Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income	$40,878	$37,081
Amortization of other acquired intangible assets	4,108	4,239
Stock-based compensation	19,108	15,067
Amortization of capitalized stock-based compensation	1,875	1,307
Gain on investments, net	—	(455)
Restructuring charge	—	454
Interest income, net	(2,662)	(4,030)
Provision for income taxes	27,759	24,657
Depreciation and amortization	26,977	23,131
Other loss (income), net	75	(1,134)

Adjusted EBITDA	$118,118	$100,317

These non-GAAP financial measures should be used in addition to and in conjunction with results presented in accordance with GAAP.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercise of stock awards and cash generated by operations.

As of March 31, 2010, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities, commercial paper, corporate debt securities, student loan-backed ARS and other investment-related assets, totaled $1,096.4 million. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

We held approximately $264.5 million and $274.9 million in par value of ARS as of March 31, 2010 and December 31, 2009, respectively. The ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the ARS in our portfolio are mortgage-based or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auctions, which failures continued throughout the period ended March 31, 2010. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2010. In November 2008, we entered into an agreement with one of our investment advisors that provides for the repurchase in June 2010 of $67.8 million of the ARS we purchased through such financial advisor if we have been unable to achieve liquidity with respect to such securities before that time.

Net cash provided by operating activities was $87.8 million for the three months ended March 31, 2010, compared to $90.5 million for the three months ended March 31, 2009. We expect that cash provided by operating activities will increase as a result of an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and higher commissions. Current economic conditions could negatively impact our cash provided by operating activities if we are unable to manage our days sales outstanding or our business otherwise deteriorates.

Net cash used in investing activities was $80.2 million for the three months ended March 31, 2010, compared to $34.0 million for the three months ended March 31, 2009. Cash used in investing activities for the three months ended March 31, 2010 reflects purchases of short- and long-term marketable securities of $232.1 million, purchases of property and equipment of $35.2 million, including $7.0 million related to the capitalization of internal-use software development costs and an increase in other investments of $0.5 million. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $187.6 million. Cash used in investing activities for the three months ended March 31, 2009 reflects a $5.8 million payment associated with the purchase of the holding company of aCerno, Inc., net purchases of short- and long-term marketable securities of $80.0 million and purchases of property and equipment of $23.1 million, including $7.3 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $74.8 million. For fiscal year 2010, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 13% to 16% of total revenue for the year. We expect to fund such capital expenditures through cash generated from operations.

Net cash used in financing activities was $15.0 million for the three months ended March 31, 2010, as compared to the $4.1 million provided by financing activities for the three months ended March 31, 2009. Cash used in financing activities during the three months ended March 31, 2010 consisted of $22.2 million related to a common stock repurchase program we initiated in April 2009, as described more fully below. Cash provided by financing activities for the three months ended March 31, 2010 consisted of $3.2 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $4.0 million from the issuance of common stock upon exercises of stock options under our stock option plans. Cash provided by financing activities for the three months ended March 31, 2009 consisted of $0.3 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $3.8 million from the issuance of common stock upon exercises of stock options under our stock option plans.

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

The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Cash, cash equivalents and marketable securities balance as of December 31, 2009 and 2008, respectively	$1,061.5	$771.6

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	250.7	221.7
Payments to vendors	(131.0)	(102.3)
Payments for employee payroll	(70.0)	(54.8)
Stock option exercises	4.0	3.8
Cash used in business acquisition	—	(5.8)
Common stock repurchases	(22.2)	—
Realized and unrealized gains (losses) on marketable investments and other investment-related assets, net	0.1	12.6
Interest income	3.3	4.7
Other	—	(3.0)

Net increase	34.9	76.9

Cash, cash equivalents and marketable securities balance as of March 31, 2010 and 2009, respectively	$1,096.4	$848.5

As part of an agreement entered into with one of our investment advisors under which it agreed to repurchase $67.8 million of our ARS in June 2010 if we have been unable to achieve liquidity with respect to such ARS before then, we were also offered the ability to enter into a line of credit that would be collateralized by the underlying ARS investments. In January 2009, the line of credit for $67.8 million was approved by the investment advisor. We have not yet used the line of credit.

On April 29, 2009, we announced that our Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. During the three months ended March 31, 2010, we repurchased 834,120 shares of common stock for an aggregate of $21.9 million at an average price of $26.26 per share. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. We may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities. In April 2010, the Board of Directors authorized a $150.0 million, one-year extension of such stock repurchase program.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of March 31, 2010, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of March 31, 2010	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
1% convertible senior notes, assuming full redemption in December 2010	$199.7	$199.7	$—	$—	$—
Interest on 1% convertible senior notes, assuming full redemption in December 2010	2.0	2.0	—	—	—
Bandwidth and co-location agreements	59.0	55.2	3.8	—	—
Real estate operating leases	167.1	16.2	40.4	68.7	41.8
Open vendor purchase orders	44.5	44.5	—	—	—

Total	$472.3	$317.6	$44.2	$68.7	$41.8

Our 1% convertible senior notes provide for the bondholders to redeem the bonds at par value plus accrued interest at various times. The first redemption date is December 15, 2010. Based upon the ability of the bondholders to redeem the outstanding 1% convertible senior notes within less than 12 months, the outstanding balance has been classified as short-term debt on our consolidated balance sheet as of March 31, 2010 and December 31, 2009.

In accordance with authoritative guidance issued by FASB, as of March 31, 2010, we had unrecognized tax benefits of $13.3 million, which included approximately $3.7 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2010. Furthermore, we are not able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized benefits.

Letters of Credit

As of March 31, 2010, we had $5.6 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. Approximately $0.6 million of these letters of credit are collateralized by restricted marketable securities, of which $602,000 are classified as short-term marketable securities and $28,000 are classified as long-term marketable securities on the consolidated balance sheet at March 31, 2010. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through August 2014. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2010 was determined to be immaterial.

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

As of March 31, 2010, we did not have any additional material off-balance sheet arrangements.

Litigation

We are party to litigation that we consider to be routine and incidental to our business and certain non-routine legal proceedings. Management does not expect the results of any of these routine actions to have a material impact on our financial condition or results of operations. See “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q and Note 14 to our unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-Q for further discussion on litigation, including any developments related to material non-routine proceedings that arose in the first quarter of 2010.

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

At March 31, 2010, we held $264.5 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. Such analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of March 31, 2010 assumed a weighted average discount rate of 3.92% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of March 31, 2010, we have estimated an aggregate loss of $28.7 million, of which $20.4 million related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $8.3 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statements of operations. The impact for the three months ended March 31, 2010 was a pre-tax gain of $0.4 million included in accumulated other comprehensive loss within stockholders’ equity related to ARS having impairments deemed to be temporary, as well as a net gain of $1.3 million included in gain (loss) on investments, net in our consolidated statement of operations related to the impairment of ARS deemed other-than-temporary. The aggregate gain in the fair value of ARS experienced in the three months ended March 31, 2010 was due to a decrease in the weighted average discount rate used in the computation of fair values to 3.92% from 3.98% used as of December 31, 2009.

Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If, as of March 31, 2010, we had used a term of three years or seven years and discount rate of 3.88%, the gross unrealized loss on the $196.7 million in par value of ARS classified as available-for-sale would have been $12.7 million or $27.5 million, respectively. If we had used a term of five years and discount rate of 2.88% or 4.88%, the gross unrealized loss on the $196.7 million in par value of ARS classified as available-for-sale would have been $12.0 million or $28.6 million, respectively.

During November 2008, we entered into an agreement with one of our investment advisors providing for it to repurchase the ARS held through such advisor at par value beginning on June 30, 2010 if we cannot liquidate such ARS before that date. The ARS covered by this agreement had a par value of $67.8 million at March 31, 2010. We expect to continue to hold these debt instruments until the earlier of the settlement date or the date on which the market for active trading of ARS at par value is re-established. At any time during the period up until June 2010, our investment advisor can call the ARS at par value. We elected to apply the fair value option permitted under the relevant accounting standard to the put option incorporated in this repurchase agreement. As of March 31, 2010, the $8.3 million fair value of such put option was grouped with other short-term marketable securities on our consolidated balance sheet. The fair value of the put option is determined by comparing the fair values of the related ARS, as described above, to their par values and also considers the credit risk associated with our investment advisor. During the three months ended March 31, 2010, the fair value of the put option decreased by $1.3 million to $8.3 million with the resultant loss offsetting $1.3 million of the related ARS gain included in gain (loss) on investments, net in our consolidated statement of operations. This put option will continue to be adjusted on future balance sheet dates based on its then fair value.

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of March 31, 2010, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $199.7 million and $407.6 million, respectively.

We have operations in Europe, Asia, Australia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign currency hedge contracts.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2009 for a discussion of legal proceedings. There were no material developments in such legal proceedings during the quarter ended March 31, 2010.

Item 1A.	Risk Factors

The following are certain of the important factors, among others, that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants with innovative approaches and established companies with greater resources.

We compete in markets that are intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Other competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge. Given the relative ease with which some customers can potentially switch to another content delivery network provider, any differentiated offerings or lower pricing by competitors could lead to a rapid loss of customers and/or rapid changes in traffic patterns. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer or enable switching among content delivery providers. Some of our existing resellers are competitors. If one or more resellers that generate substantial revenues for us were to terminate our relationship and become a competitor or a reseller for a competitor, our business could be adversely affected.

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

In recent quarters, we have lowered the prices we charge many of our customers for our content delivery services in order to remain competitive. This has been particularly true for digital media services. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. In addition, our operating expenses have increased on an absolute basis in each of 2007, 2008 and 2009. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to new or existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

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

Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. In addition, our distributed network must be sufficiently robust to handle all of our customers’ traffic particularly in the event of unexpected surges in high definition, or HD, video traffic. We believe that, absent extraordinary circumstances, we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us or at all, our business and financial results could suffer. We may not be able to deploy on a timely basis enough servers to meet the needs of our customer base or effectively manage the functioning of those servers. In addition, damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

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

We held $264.5 million in par value of ARS as of March 31, 2010, which represented approximately 29% of our total short- and long-term marketable securities of $923.2 million as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, which might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material. We may also incur significant legal and related expenses in connection with efforts to require one or more of the investment advisors that sold us ARS to provide liquidity for these securities. There can be no assurance that any such efforts would be successful.

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

As of March 31, 2010, we had outstanding $199.7 million in principal amount of our 1% senior convertible notes due 2033. The holders of such notes will have the right to require the repayment of some or all of the principal amount of the notes on specified dates beginning in December 2010. Due to these repayment provisions, as of March 31, 2010 and December 31, 2009, the principal amount of the notes has been classified on our balance sheet as short-term. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. If we are unable to make interest or principal payments on such notes or other indebtedness when due, we would be in default under the terms of our debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business. We may seek to refinance our 1% senior convertible notes; any such refinancing could be on less advantageous terms than those applying to our existing notes.

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

We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. We are also a nominal defendant in a related lawsuit alleging violations of Section 16 of the Securities Exchange of 1934, as amended, by such underwriters and our officers and directors. See Item 3 of our annual report on Form 10-K for the year ended December 31, 2009 for more information. Any conclusion of these matters in which we are a direct defendant in a manner adverse to us could have a material adverse effect on our financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
January 1, 2010 – January 31, 2010	71,900	$26.26	71,900	$31,810,670
February 1, 2010 – February 28, 2010	547,220	$24.95	547,220	$18,160,154
March 1, 2010 – March 31, 2010	215,000	$29.62	215,000	$11,791,630

Total	834,120	$26.26	834,120

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to an announced plan (see note 4 below). All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.

(3)	Includes commissions paid.

(4)	In April 2009, we announced that our Board of Directors had authorized a stock repurchase program for up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. See Note 14 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

(5)	Dollar amounts represented reflect $100.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and aggregate commissions paid in connection therewith.

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 10, 2010	By:	/S/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002