Form 10-Q
period 2010-06-30
AKAMAI TECHNOLOGIES INC
filed 2010-08-09
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2010: 181,605,446 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$120,506	$181,305
Marketable securities (including restricted securities of $602 at June 30, 2010 and December 31, 2009)	383,682	385,436
Accounts receivable, net of reserves of $10,900 and $10,579 at June 30, 2010 and December 31, 2009, respectively	164,574	154,269
Prepaid expenses and other current assets	73,460	31,649
Deferred income tax assets	35,945	8,514

Total current assets	778,167	761,173
Property and equipment, net	227,888	182,404
Marketable securities (including restricted securities of $27 at June 30, 2010 and $36 at December 31, 2009)	608,087	494,743
Goodwill	452,950	441,347
Other intangible assets, net	70,853	76,273
Deferred income tax assets	53,431	127,154
Other assets	11,622	4,416

Total assets	$2,202,998	$2,087,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,529	$23,997
Accrued expenses and other current liabilities	70,165	68,566
Deferred revenue	31,696	34,184
Accrued restructuring	882	791
1% convertible senior notes	63,562	199,755

Total current liabilities	199,834	327,293
Other liabilities	27,088	18,818
Deferred revenue	2,988	2,677

Total liabilities	229,910	348,788

Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 186,326,126 shares issued and 181,627,935 shares outstanding at June 30, 2010 and 174,575,502 shares issued and 171,248,356 outstanding at December 31, 2009	1,863	1,746
Additional paid-in capital	4,815,780	4,615,774
Accumulated other comprehensive income (loss)	(13,118)	(10,682)
Treasury stock, at cost, 4,698,191 shares at June 30, 2010 and 3,327,146 shares at December 31, 2009	(108,623)	(66,301)
Accumulated deficit	(2,722,814)	(2,801,815)

Total stockholders’ equity	1,973,088	1,738,722

Total liabilities and stockholders’ equity	$2,202,998	$2,087,510

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues	$245,318	$204,600	$485,347	$414,968

Costs and operating expenses:
Cost of revenues	71,840	60,009	139,314	120,371
Research and development	13,577	9,378	26,756	20,234
Sales and marketing	55,203	41,437	104,871	83,707
General and administrative	43,707	35,144	83,257	71,212
Amortization of other intangible assets	4,152	4,238	8,260	8,477
Restructuring charge	—	—	—	454

Total costs and operating expenses	188,479	150,206	362,458	304,455

Income from operations	56,839	54,394	122,889	110,513
Interest income	3,262	4,059	6,512	8,799
Interest expense	(618)	(710)	(1,327)	(1,420)
Other income, net	122	184	47	1,318
Gain on investments, net	127	105	248	560
Loss on early extinguishment of debt	(294)	—	(294)	—

Income before provision for income taxes	59,438	58,032	128,075	119,770
Provision for income taxes	21,315	22,025	49,074	46,682

Net income	$38,123	$36,007	$79,001	$73,088

Net income per weighted average share:
Basic	$0.22	$0.21	$0.46	$0.43
Diluted	$0.20	$0.19	$0.42	$0.39
Shares used in per share calculations:
Basic	173,317	172,561	172,209	171,540
Diluted	190,479	189,556	189,746	188,870

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$79,001	$73,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,634	58,356
Stock-based compensation expense	39,384	28,387
Provision for deferred income taxes, net	44,611	43,167
Amortization of deferred financing costs	394	420
Provision for doubtful accounts	1,445	3,521
Excess tax benefits from stock-based compensation	(12,923)	(658)
Gains on investments and disposal of property and equipment, net	(245)	(387)
Non-cash portion of loss on early extinguishment of debt	294	—
Gain on divesture of certain assets	—	(1,062)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,406)	10,660
Prepaid expenses and other current assets	(40,284)	(4,275)
Accounts payable, accrued expenses and other current liabilities	11,878	(21,337)
Deferred revenue	(1,319)	946
Accrued restructuring	(93)	(675)
Other non-current assets and liabilities	762	4,149

Net cash provided by operating activities	174,133	194,300

Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	(12,010)	(5,779)
Purchases of property and equipment	(86,446)	(34,033)
Capitalization of internal-use software costs	(14,841)	(13,687)
Purchases of short- and long-term marketable securities	(614,679)	(163,882)
Proceeds from sales of short- and long-term marketable securities	274,620	141,511
Proceeds from maturities of short- and long-term marketable securities	230,102	50,161
Increase in other investments	(500)	—
Proceeds from divesture of certain assets	—	1,350
Proceeds from the sale of property and equipment	38	4
Decrease in restricted investments held for security deposits	8	130

Net cash used in investing activities	(223,708)	(24,225)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	20,993	10,763
Excess tax benefits from stock-based compensation	12,923	658
Repurchases of common stock	(42,621)	(16,905)

Net cash used in financing activities	(8,705)	(5,484)

Effects of exchange rate changes on cash and cash equivalents	(2,519)	418

Net (decrease) increase in cash and cash equivalents	(60,799)	165,009
Cash and cash equivalents at beginning of period	181,305	156,074

Cash and cash equivalents at end of period	$120,506	$321,083

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,130	$17,773
Cash paid for interest	966	999
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$3,679	$3,152
Common stock issued upon conversion of 1% convertible senior notes	136,193	—
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(125)	(213)

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

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

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

2. Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides an alternative method for establishing the selling price for a deliverable. When vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) for deliverables in an arrangement cannot be determined, companies will be required to develop an estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The Company has elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2010. For most arrangements, the Company has been able to determine the selling price for each element in its multiple element arrangements based on VSOE for each respective element. Specifically, the selling price is determined based upon the price charged when the element is sold separately or based on the renewal rate for services contractually offered to the customer. For arrangements in which the Company is unable to establish VSOE or TPE for each element, the Company uses the best estimate of selling price. As a result, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements based on current go-to-market strategies due to the existence of VSOE across the Company’s service offerings.

In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet the exception will be required to follow the guidance for multiple deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company has elected to early adopt this guidance beginning January 1, 2010. As a result, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Business Acquisition

On June 10, 2010, the Company acquired substantially all of the assets and liabilities of Velocitude LLC (“Velocitude”), in exchange for payment of approximately $12.0 million in cash. The purchase of the assets of Velocitude was intended to further Akamai’s strategic position in the mobile market. The acquisition of the assets of Velocitude was accounted for using the acquisition method of accounting. The Company allocated $11.6 million of the cost of the acquisition to goodwill and $2.8 million to other intangible assets. In addition, the Company has recorded a liability of $2.4 million for contingent consideration related to the expected achievement of certain post-closing milestones. Such amount is expected to be paid over the next 18 months. The results of operations of this acquisition have been included in the consolidated financial statements of the Company since June 10, 2010, the date of acquisition, and are not material to the Company’s financial position or results of operation for the three or six month periods ended June 30, 2010.

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

The following is a summary of marketable securities and other investment-related assets held at June 30, 2010 and December 31, 2009 (in thousands):

As of June 30, 2010	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$408	$—	$—	$—	$408	$381	$27
Commercial paper	41,394	7	(77)	—	41,324	41,324	—
U.S. corporate debt securities	471,055	899	(781)	—	471,173	289,109	182,064
U.S. government agency obligations	297,406	354	(29)	—	297,731	22,393	275,338
Auction rate securities	166,000	—	(15,342)	—	150,658	—	150,658

	976,263	1,260	(16,229)	—	961,294	353,207	608,087
Trading securities:
Auction rate securities	30,475	—	—	(3,432)	27,043	27,043	—
Other investment-related assets:
Put option related to auction rate securities	—	—	—	3,432	3,432	3,432	—

	$1,006,738	$1,260	$(16,229)	$—	$991,769	$383,682	$608,087

As of December 31, 2009	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$417	$—	$—	$—	$417	$381	$36
Commercial paper	60,976	6	(15)	—	60,967	60,967	—
U.S. corporate debt securities	334,464	2,319	(395)	—	336,388	179,978	156,410
U.S. government agency obligations	228,376	303	(391)	—	228,288	67,910	160,378
Auction rate securities	198,700	—	(20,781)	—	177,919	—	177,919

	822,933	2,628	(21,582)	—	803,979	309,236	494,743
Trading securities:
Auction rate securities	76,200	—	—	(9,614)	66,586	66,586	—
Other investment-related assets:
Put option related to auction rate securities	—	—		9,614	9,614	9,614	—

	$899,133	$2,628	$(21,582)	$—	$880,179	$385,436	$494,743

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. All gains and losses on investments classified as trading securities are included within the income statement as gain (loss) on investments, net. Realized gains and losses and gains and losses on other-

than-temporary impairments on investments are reflected in the income statement as gain (loss) on investments, net. As of June 30, 2010, the Company had recorded $196.5 million of auction rate securities at cost with gross unrealized losses and other-than-temporary impairment losses that have been in a continuous loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at June 30, 2010 (in thousands):

	Total Fair Value at June 30, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$59,562	$59,562	$—	$—
Certificates of deposit	408	408	—	—
Commercial paper	41,324	—	41,324	—
U.S. corporate debt securities	471,173	—	471,173	—
U.S. government agency obligations	297,731	—	297,731	—
Auction rate securities	177,701	—	—	177,701
Put option related to auction rate securities	3,432	—	—	3,432

	$1,051,331	$59,970	$810,228	$181,133

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the six months ended June 30, 2010 (in thousands):

	Auction Rate Securities	Put Option Related to Auction Rate Securities	Total
Balance as of December 31, 2009	$244,505	$9,614	$254,119
Sales of securities	(78,425)	—	(78,425)
Unrealized gain included in accumulated other comprehensive income (loss), net	5,439	—	5,439
Unrealized gain on auction rate securities included in the statement of operations	6,182	—	6,182
Unrealized loss on other investment-related assets included in the statement of operations	—	(6,182)	(6,182)

Balance as of June 30, 2010	$177,701	$3,432	$181,133

As of June 30, 2010, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2010, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of June 30, 2010, the fair value of the Company’s assets grouped using a Level 3 valuation consisted of auction rate securities (“ARS”) as well as a related put option described below.

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

A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changed. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three or six months ended June 30, 2010.

The Company’s commercial paper, U.S. government agency obligations and U.S. corporate debt securities are classified as Level 2 securities. The Company primarily relies on valuation pricing models, recent bid prices and broker quotes to determine the fair value of these securities. The valuation models for Level 2 assets are developed and maintained by third party pricing services and use a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

Historically, the carrying value (par value) of the Company’s ARS holdings approximated fair market value due to the resetting of variable interest rates in a “Dutch auction” process. Beginning in mid-February 2008 and continuing throughout the period ended June 30, 2010, however, the auctions for ARS then held by the Company failed. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company used a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of June 30, 2010 assumed a weighted average discount rate of 3.53% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of June 30, 2010, the Company has estimated an aggregate loss of $18.8 million, of which $15.3 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity, and of which $3.4 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statements of operations on a cumulative basis. The discounted cash flow analysis performed as of December 31, 2009 for ARS assumed a weighted average discount rate of 3.98% and expected term of five years. As a result, as of that date, the Company estimated an aggregate loss of $30.4 million, of which $20.8 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity, and of which $9.6 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statements of operations on a cumulative basis.

The ARS the Company holds are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans as part of the Federal Family Education Loan Program through the U.S. Department of Education. The Company believes the quality of the collateral underlying these securities will enable it to recover the Company’s principal balance.

Despite the failed auctions, the Company continues to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, except as described below for ARS related to the put option, the Company believes it is more likely than not that it will not be required to sell the ARS prior to a recovery of par value and currently intends to hold the investments until such time because it believes it has sufficient cash and other marketable securities on-hand and from projected cash flows from operations.

In November 2008, the Company entered into an agreement with one of its investment advisors, which requires the advisor to repurchase the $30.5 million in par value of ARS purchased through such advisor at par value beginning on June 30, 2010. Such agreement created a separate financial instrument between the two companies (the “put option”). At any time during the period up until June 2010, the investment advisor had the right to call the ARS at par value but did not do so. These ARS were classified as trading securities as of June 30, 2010 and December 31, 2009. In early July 2010, the Company exercised the put option, and the $30.5 million of ARS were repurchased by the investment advisor at par value. See Note 16.

The Company elected to apply the fair value option, permissible under the accounting standard for the fair value option for financial assets and liabilities, to the put option. As of June 30, 2010, the fair value of the put option had been reduced to $3.4 million as compared to $9.6 million as of December 31, 2009. As a result, the Company recorded a loss of $6.2 million, included in gain (loss) on investments, net in the consolidated statement of operations for the six months ended June 30, 2010. As of June 30, 2010, the $3.4 million fair value of the put option was grouped with short-term marketable securities on the Company’s consolidated balance sheet. The fair value of the put option was determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with the investment advisor. The fair value of the put option is based on unobservable inputs and is therefore classified as Level 3 in the hierarchy.

As of June 30, 2010 and December 31, 2009, the Company classified $150.7 million and $177.9 million, respectively, of ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. As of June 30, 2010 and December 31, 2009, the Company classified $27.0 million and $66.6 million, respectively, of ARS as short-term marketable securities on its consolidated balance sheet due to its ability and intent to exercise the put option that the Company has with its investment advisor shortly after June 30, 2010. Contractual maturities of the Company’s marketable securities and other investment-related assets held at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Available-for-sale securities:
Due in 1 year or less	$353,207	$309,236
Due after 1 year through 5 years	457,429	316,824
Due after 5 years	150,658	177,919
Trading securities:
Due after 5 years	27,043	66,586
Other investment-related assets:
Due in 1 year or less	3,432	9,614

	$991,769	$880,179

As of June 30, 2010, $0.6 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities, of which $0.6 million are classified as short-term marketable securities and $27,000 are classified as long-term marketable securities on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through August 2014.

5. Accounts Receivable

Net accounts receivable consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Trade accounts receivable	$127,314	$117,449
Unbilled accounts	48,160	47,399

Gross accounts receivable	175,474	164,848

Allowance for doubtful accounts	(2,075)	(4,137)
Reserve for cash-basis customers	(8,825)	(6,442)

Total accounts receivable reserves	(10,900)	(10,579)

Accounts receivable, net	$164,574	$154,269

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Payroll and other related benefits	$30,317	$38,841
Bandwidth and co-location	18,117	18,591
Property, use and other taxes	14,401	6,815
Professional service fees	4,216	2,846
Contingent consideration	1,807	—
Other	1,307	1,473

Total	$70,165	$68,566

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

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$38,123	$36,007	$79,001	$73,088
Add back of interest expense on 1% convertible senior notes (net of tax)	396	440	818	866

Numerator for diluted net income per common share	$38,519	$36,447	$79,819	$73,954

Denominator:
Denominator for basic net income per common share	173,317	172,561	172,209	171,540
Effect of dilutive securities:
Stock options	3,992	3,129	3,717	2,791
Effect of escrow contingencies	339	347	339	347
RSUs and deferred stock units	1,396	583	1,299	1,256
Assumed conversion of 1% convertible senior notes	11,435	12,936	12,182	12,936

Denominator for diluted net income per common share	190,479	189,556	189,746	188,870

Basic net income per common share	$0.22	$0.21	$0.46	$0.43
Diluted net income per common share	$0.20	$0.19	$0.42	$0.39

Outstanding options to acquire an aggregate of 1.1 million and 3.0 million shares of common stock for the three months ended June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Similarly, outstanding options to acquire an aggregate of 1.6 million and 3.2 million shares of common stock for the six months ended June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, 3.2 million and 3.3 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2010, respectively, and 3.3 million and 2.6 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2009, respectively, because the performance conditions had not been met as of those dates.

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

8. Stockholders’ Equity

Stock Repurchase Program

On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On April 28, 2010, the Company announced that its Board of Directors had authorized an extension of the stock repurchase program permitting purchases of an additional

$150.0 million of the Company’s common stock from time to time over the next 12 months on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Subject to applicable securities laws, the Company may choose to suspend or discontinue the repurchase program at any time.

During the three and six months ended June 30, 2010, the Company repurchased 536,925 and 1,371,045 shares, respectively, of its common stock for $20.4 million and $42.3 million, respectively. During the three and six months ended June 30, 2009, the Company repurchased 713,200 shares of its common stock for $15.0 million. As of June 30, 2010, the Company had $141.4 million remaining available for future purchases of shares under the approved repurchase program. Additionally, as of June 30, 2010, the Company had prepaid approximately $0.5 million for purchases of its common stock with a settlement date in early July 2010.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense by type of award:
Stock options	$3,628	$4,429	$7,397	$9,277
Deferred stock units	1,885	2,085	1,885	2,085
RSUs	15,909	7,187	31,593	18,327
Shares issued under the Employee Stock Purchase Plan	1,056	863	2,188	1,850
Amounts capitalized as internal-use software	(2,202)	(1,244)	(3,679)	(3,152)

Total stock-based compensation before income taxes	20,276	13,320	39,384	28,387
Less: Income tax benefit	(7,271)	(5,055)	(14,999)	(11,072)

Total stock-based compensation, net of taxes	$13,005	$8,265	$24,385	$17,315

Effect of stock-based compensation on income by line item:
Cost of revenues	$707	$489	$1,408	$1,050
Research and development expense	3,542	2,223	7,535	4,949
Sales and marketing expense	8,776	6,024	17,800	13,064
General and administrative expense	7,251	4,584	12,641	9,324
Provision for income taxes	(7,271)	(5,055)	(14,999)	(11,072)

Total cost related to stock-based compensation, net of taxes	$13,005	$8,265	$24,385	$17,315

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and six months ended June 30, 2010 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $1.8 million and $3.7 million, respectively, before tax. The Company’s consolidated statements of operations for the three and six months ended June 30, 2009 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $1.5 million and $2.8 million, respectively, before tax.

9. Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$38,123	$36,007	$79,001	$73,088

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,094)	3,527	(4,880)	1,064
Change in unrealized gain (loss) on investments, net	3,980	5,552	3,989	17,608
Income tax (expense) benefit related to unrealized gain (loss) on investments, net	(1,542)	(2,151)	(1,545)	(6,822)

Other comprehensive (loss) income	(656)	6,928	(2,436)	11,850

Comprehensive income	$37,467	$42,935	$76,565	$84,938

Accumulated other comprehensive income (loss) consisted of (in thousands):

	June 30, 2010	December 31, 2009
Foreign currency translation adjustment	$(3,949)	$931
Net unrealized loss on investments, net of tax of $5,800 at June 30, 2010 and $7,345 at December 31, 2009	(9,169)	(11,613)

Total accumulated other comprehensive income (loss)	$(13,118)	$(10,682)

10. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2010. During the three months ended June 30, 2010, the Company recorded $11.6 million and $2.8 million of goodwill and other intangible assets, respectively, in connection with the acquisition of the assets and liabilities of Velocitude. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$36,731	$(13,528)	$23,203
Customer relationships	88,700	(46,165)	42,535
Non-compete agreements	8,340	(3,426)	4,914
Trademarks and trade names	800	(599)	201
Acquired license rights	490	(490)	—

Total	$135,061	$(64,208)	$70,853

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$35,031	$(10,832)	$24,199
Customer relationships	88,700	(41,312)	47,388
Non-compete agreements	7,200	(2,809)	4,391
Trademarks and trade names	800	(505)	295
Acquired license rights	490	(490)	—

Total	$132,221	$(55,948)	$76,273

Aggregate expense related to amortization of other intangible assets for each of the three months ended June 30, 2010 and 2009 was $4.2 million. For the six months ended June 30, 2010 and 2009, aggregate expense related to amortization of other intangible assets was $8.3 million and $8.5 million, respectively. Based on the Company’s other intangible assets as of June 30, 2010, aggregate expense related to amortization of other intangible assets is expected to be $8.4 million for the remainder of 2010, and $16.9 million, $15.9 million, $13.1 million and $7.6 million for fiscal years 2011, 2012, 2013 and 2014, respectively.

11. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing.

At June 30, 2010 and December 31, 2009, the Company held ARS, with an estimated fair value of $177.7 million and $244.5 million, respectively, that have experienced failed auctions, preventing the Company from liquidating those investments. Based on its ability to access its cash and short-term investments and its expected cash flows, the Company does not anticipate the current lack of liquidity with respect to these ARS to have a material impact on its financial condition or results of operations during 2010. As of June 30, 2010, the Company had recorded a pre-tax cumulative unrealized loss of $15.3 million related to the temporary impairment of the ARS, which was included in accumulated other comprehensive loss on its consolidated balance sheet. See Note 4.

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. One customer accounted for 11% of accounts receivable as of June 30, 2010. No customers accounted for 10% or more of accounts receivable as of December 31, 2009. The Company believes that, at June 30, 2010, concentration of credit risk related to accounts receivable is not significant.

12. 1% Convertible Senior Notes

As of June 30, 2010, the carrying amount and fair value of the Company’s 1% convertible senior notes were $63.6 million and $185.1 million, respectively. The initial, and current, conversion price of the 1% convertible senior notes is $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). The conversion price is subject to adjustment in certain events. During the three months ended June 30, 2010, the Company issued 8.8 million shares of common stock in connection with the conversion of $136.2 million in aggregate principal amount of its 1% convertible senior notes. The Company may redeem the 1% convertible senior notes on or after December 15, 2010 at the Company’s option at 100% of the principal amount together with accrued and unpaid interest. Conversely, holders of the 1% convertible senior notes may require the Company to repurchase all or a portion of such notes at 100% of the principal amount plus accrued and unpaid interest on certain specified dates beginning on December 15, 2010. As of June 30, 2010 and December 31, 2009, the 1% convertible senior notes were classified as a short-term liability to reflect the ability of the bondholders to redeem these notes in less than 12 months. In the event of a change of control of the Company, the holders may require Akamai to repurchase all or a portion of such 1% convertible senior notes at a repurchase price of 100% of the principal amount plus accrued and unpaid interest. Interest on the 1% convertible senior notes began to accrue as of the issue date and is payable semiannually on June 15 and December 15 of each year. The 1% convertible senior notes are senior unsecured obligations and are the same rank as all existing and future senior unsecured indebtedness of Akamai. The 1% convertible senior notes rank senior to all of the Company’s subordinated indebtedness. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes are being amortized over the first seven years of the term of these notes to reflect the put and call rights discussed above. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $0.2 million and $0.4 million for each of the three and six-month periods ended June 30, 2010 and 2009, respectively. Using the effective interest method, the Company records the amortization of deferred financing costs as interest expense in the consolidated statement of operations.

13. Segment and Geographic Information

Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of June 30, 2010, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.

The Company deploys its servers into networks worldwide. As of June 30, 2010, the Company had $163.7 million and $64.2 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2009, the Company had $139.8 million and $42.6 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. Akamai sells its services through a direct sales force and channel partners located both in the United States and certain foreign locations. For each of the three months ended June 30, 2010 and 2009, 28% of the Company’s revenues were derived from operations located outside of the United States, including 18% derived from Europe during the three months ended June 30, 2010 and 17% derived from Europe during the three months ended June 30, 2009. For each of the six months ended June 30, 2010 and 2009, 28% of the Company’s revenues were derived from operations located outside of the United States, including 18% derived from Europe during the six months ended June 30, 2010 and 17% derived from Europe during the six months ended June 30, 2009. No single country outside the United States accounted for 10% or more of revenues during these periods. For each of the three and six months ended June 30, 2010 and 2009, no customer accounted for 10% or more of total revenues.

14. Income Taxes

The Company’s effective income tax rate, including discrete items, was 38.3% and 39.0% for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. The discrete items also include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under its Employee

Stock Purchase Plan. For the six months ended June 30, 2010 and 2009, the effective income tax rates were higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense.

15. Commitments, Contingencies and Guarantees

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The expected minimum aggregate future obligations under non-cancelable leases as of June 30, 2010 were as follows (in thousands):

Operating Leases
Remaining 2010	$11,522
2011	22,831
2012	19,543
2013	18,315
2014	17,534
Thereafter	69,957

Total	$159,702

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2010 and for the years ending December 31, 2011, 2012 and 2013, the minimum commitments pursuant to these contracts in effect as of June 30, 2010, are $42.9 million, $21.4 million, $3.0 million and $0.3 million, respectively. As of June 30, 2010, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $29.4 million, which are expected to be paid over the next twelve months.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 4, 2009. Notices of appeal of the District Court’s October 5, 2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit. If the District Court’s order is upheld on appeal, the Company would have no material liability in connection with this litigation, and the litigation would be resolved. The Company has recorded no liability for this matter as of June 30, 2010.

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. The plaintiff filed a Notice of Appeal on April 10, 2009. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of June 30, 2010.

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others—which is an interpretation of previous accounting statements and rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of June 30, 2010 was determined to be immaterial.

16. Subsequent Events

In early July 2010, the Company exercised its right to require one of its investment advisors to repurchase $30.5 million of ARS at par value.

On July 22, 2010, the Board of Directors of the Company elected David Kenny as President, effective September 7, 2010. Paul Sagan will remain with the Company as its Chief Executive Officer.

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

Recent Events

In early July 2010, we exercised our right to require one of our investment advisors to repurchase $30.5 million of ARS at par value.

On July 22, 2010, our Board of Directors elected David Kenny as President, effective September 7, 2010. Paul Sagan will remain with Akamai as our Chief Executive Officer.

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	29.3	29.3	28.7	29.0
Research and development expense	5.5	4.6	5.5	4.9
Sales and marketing expense	22.5	20.3	21.6	20.2
General and administrative expense	17.8	17.2	17.2	17.2
Amortization of other intangible assets	1.7	2.0	1.7	2.0
Restructuring charge	—	—	—	0.1

Total cost and operating expenses	76.8	73.4	74.7	73.4

Income from operations	23.2	26.6	25.3	26.6
Interest income	1.3	2.0	1.3	2.1
Interest expense	(0.3)	(0.3)	(0.2)	(0.3)
Other income, net	—	0.1	—	0.3
Gain on investments, net	0.1	—	0.1	0.1
Loss on early extinguishment of debt	(0.1)	—	(0.1)	—

Income before provision for income taxes	24.2	28.4	26.4	28.8
Provision for income taxes	8.7	10.8	10.1	11.2

Net income	15.5%	17.6%	16.3%	17.6%

We were profitable for the fiscal year 2009 and for the six months ended June 30, 2010; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced, or at all. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each of the first two quarters of 2010, we were able to offset lost monthly or recurring revenue due to customer cancellations or terminations by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. A continuation of this trend, in conjunction with increased revenues from non-recurring revenue contracts, could lead to increased revenues; however, any such increased revenues could be offset if lower traffic reduces the revenues we earn on a non-committed basis or as a result of declines in the prices we charge.

•

During each of the first two quarters of 2010, unit prices offered to some new and existing customers declined, primarily as a result of increased competition from new and established competitors that are willing to use low unit prices as a method of differentiation. These price reductions primarily impacted customers, such as digital media companies, for which we deliver high volumes of traffic over our network. Budgetary constraints facing our customers due to current economic conditions also contributed to pricing pressure on certain services. If we continue to experience decreases in unit prices for new and existing customers and we are unable to offset such reductions with increased traffic over our network, our revenues and profit margins could decrease.

•

Historically, we have experienced seasonal variations in our quarterly revenues attributable to e-commerce services used by our retail customers, with higher revenues in the fourth quarter of the year and lower revenues during the summer months. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•

During each of the first two quarters of 2010, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continued to invest in internal-use software development to improve the performance and efficiency of our network. Due to the increased traffic delivered over our network, our total bandwidth costs increased during each of the first two quarters of 2010 as compared to the same quarters in 2009. We believe that our overall bandwidth costs will continue to increase in the remaining quarters of 2010 as compared to the same periods in 2009 as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected during the remainder of 2010.

•

During each of the first two quarters of 2010, revenues derived from customers outside the United States accounted for 28% of our total revenues, consistent with prior quarters in 2009. We expect revenues from such customers as a percentage of our total revenues to be between 26% and 30% for fiscal 2010.

•

Depreciation and amortization expense related to our network equipment and internal-use software development costs increased during each of the first two quarters of 2010 as compared to the same quarters in 2009. Due to expected additional purchases of network equipment for continued build out of our network during 2010, we believe that depreciation expense related to our network equipment will increase in the remainder of 2010 as compared to the same periods in 2009.

•

For the three and six months ended June 30, 2010, our stock-based compensation expense was $20.3 million and $39.4 million, respectively, as compared to $13.3 million and $28.4 million, respectively, for the three and six months ended June 30, 2009. The increase in stock-based compensation expense for the three and six months ended June 30, 2010 as compared to the same periods in 2009 was primarily due to a change in management’s assessment during the period of the expected vesting of performance-based restricted stock units, or RSUs, granted in 2009 and 2010. We expect that stock-based compensation expense will remain relatively flat in the third quarter of 2010 as compared to each of the first two quarters of 2010. As of June 30, 2010, our total pre-tax unrecognized compensation costs for stock-based awards were $126.5 million, which we expect to recognize as expense over a weighted average period of 1.5 years through 2014.

•

As of June 30, 2010, we had recorded a pre-tax net cumulative unrealized loss in stockholders’ equity of $15.0 million related to the temporary impairment of some of our marketable security investments. For the six months ended June 30, 2010, we recorded an unrealized gain of $6.2 million in our statement of operations related to a decrease in the other-than-temporary impairment of our investments in auction rate securities, or ARS. For the six months ended June 30, 2010, we also recorded an unrealized loss of $6.2 million in our statement of operations related to a decrease in the net unrealized gain from a put option we recorded in connection with an agreement we entered into with one our investment advisors. Under the terms of the agreement, the investment advisor agreed to repurchase, beginning on June 30, 2010, the ARS it previously sold to us. In July 2010, we exercised the put option and $30.5 million of ARS were repurchased at par value. The loss related to the put option incorporated into this agreement was included in gain (loss) on investments, net in our statement of operations. Based upon our cash, cash equivalents and marketable securities balance of $1,112.3 million at June 30, 2010 and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during the remainder of 2010. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•

During the six months ended June 30, 2010, our effective income tax rate, including discrete items, was 38.3%. While we expect our effective income tax rate to remain relatively consistent in the remaining quarters of 2010, this expectation does not take into consideration the effect of any potential discrete items to be recorded in future periods. Due to our continued utilization of available net operating losses, or NOLs, and tax credit carryforwards, our tax payments are expected to be significantly lower than our recorded income tax provision in 2010. If we continue to generate taxable income at levels consistent with recent years, we will utilize most of our NOLs and tax credit carryforwards in 2010. Once we have done so, the amount of cash tax payments we make will likely increase over those made in previous years.

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

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides an alternative method for establishing the selling price for a deliverable. When vendor-specific objective evidence, or VSOE, or third-party evidence, or TPE, for deliverables in an arrangement cannot be determined, companies will be required to develop an estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We have elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2010. For most arrangements, we have been able to determine the selling price for each element in multiple element arrangements based on VSOE for each respective element. Specifically, the selling price is determined based upon the price charged when the element is sold separately or based on the renewal rate for services contractually offered to the customer. For arrangements in which we are unable to establish VSOE or TPE for each element, we use the best estimate of selling price. As a result, the adoption of this guidance did not have a material impact on our consolidated financial statements. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements based on current go-to-market strategies due to the existence of VSOE across our service offerings.

In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet the exception will be required to follow the guidance for multiple deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We have elected to early adopt this guidance beginning January 1, 2010. As a result, the adoption of this guidance did not have a material impact on our consolidated financial statements.

Results of Operations

Revenues. Total revenues increased 20%, or $40.7 million, to $245.3 million for the three months ended June 30, 2010 as compared to $204.6 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenues increased 17%, or $70.4 million, to $485.3 million as compared to $415.0 million for the six months ended June 30, 2009. The increase in revenues for the three and six months ended June 30, 2010 as compared to the same periods in the prior year was primarily attributable to an increase in the number of customers under recurring revenue contracts, as well as increases in traffic and premium services sold to new and existing customers. We believe that the continued growth in the use of the Internet by businesses and consumers was the principal factor driving increased purchases of our services.

For each of the three and six months ended June 30, 2010 and 2009, 28% of our revenues were derived from our operations located outside of the United States, including 18% derived from Europe during the three and six months ended June 30, 2010 and 17% derived from Europe during the three and six months ended June 30, 2009. No single country outside of the United States accounted for 10% or more of revenues during these periods. For each of the three and six months ended June 30, 2010, resellers accounted for 19% of revenues, as compared to 18% and 17% of total revenues for the three and six months ended June 30, 2009, respectively. For each of the three and six months ended June 30, 2010 and 2009, no customer accounted for 10% or more of revenues.

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

Cost of revenues was comprised of the following (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Bandwidth, co-location and storage fees	$41.3	$35.3	$80.1	$71.5
Payroll and related costs of network operations personnel	3.3	2.6	6.4	5.5
Stock-based compensation, including amortization of prior capitalized amounts	2.5	2.0	5.1	3.9
Depreciation and impairment of network equipment	18.3	15.6	34.9	31.0
Amortization of internal-use software	6.4	4.5	12.8	8.5

Total cost of revenues	$71.8	$60.0	$139.3	$120.4

Cost of revenues increased 20%, or $11.8 million, to $71.8 million for the three months ended June 30, 2010 as compared to $60.0 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, cost of revenues increased 16%, or $18.9 million, to $139.3 million as compared to $120.4 million for the six months ended June 30, 2009. This increase was primarily due to an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit, an increase in co-location costs as we deployed more servers, and an increase in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure.

Cost of revenues during the three and six months ended June 30, 2010 also included credits received of approximately $1.1 million and $2.1 million, respectively, from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. During the three and six months ended June 30, 2009, cost of revenues included similar credits of approximately $1.0 million and $1.3 million, respectively. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, is unpredictable.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2010 and for the years ending December 31, 2011, 2012 and 2013, we estimate that the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $42.9 million, $21.4 million, $3.0 million and $0.3 million, respectively.

We believe that cost of revenues will increase during the remainder of 2010 as compared to each of the first two quarters of 2010. We expect to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. There is no guarantee, however, that bandwidth costs per unit will continue to decline. Additionally, for the remainder of 2010, we anticipate increases in co-location costs as we continue to add servers to our network, and depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization. During the three and six months ended June 30, 2010, we capitalized software development costs of $7.2 million and $13.7 million, respectively, net of impairments. During the three and six months ended June 30, 2009, we capitalized software development costs of $6.0 million and $13.1 million, respectively, net of impairments. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and six months ended June 30, 2010, we capitalized $2.1 million and $3.5 million of stock-based compensation, respectively, as compared to $1.2 million and $3.2 million during the three and six months ended June 30, 2009, respectively. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses increased 45%, or $4.2 million, to $13.6 million for the three months ended June 30, 2010 as compared to $9.4 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, research and development expenses increased 32%, or $6.5 million, to $26.8 million as compared to $20.2 million for the six months ended June 30, 2009. The increase during the three and six months ended June 30, 2010 as compared to the same periods in 2009 was due to an increase in payroll and related costs as well as stock-based compensation, partially offset by an increase in capitalized salaries.

The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2010 as compared to 2009	For the Six Months Ended June 30, 2010 as compared to 2009
Payroll and related costs	$3.5	$4.1
Stock-based compensation	1.3	2.6
Capitalized salaries and other expenses	(0.6)	(0.2)

Total net increase	$4.2	$6.5

We believe that research and development expenses, in absolute dollar terms, will increase in the remaining quarters of 2010 as compared to the first six months of 2010 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our other service offerings.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 33%, or $13.8 million, to $55.2 million for the three months ended June 30, 2010 as compared to $41.4 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, sales and marketing expenses increased 25%, or $21.2 million, to $104.9 million, as compared to $83.7 million for the six months ended June 30, 2009. The increase in sales and marketing expenses during the three and six months ended June 30, 2010 as compared to the same periods in 2009 was primarily due to an increase in payroll and related costs, an increase in stock-based compensation, as well as an increase in marketing and related costs and other expenses, such as travel costs.

The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2010 as compared to 2009	For the Six Months Ended June 30, 2010 as compared to 2009
Payroll and related costs	$8.8	$13.4
Stock-based compensation	2.8	4.8
Marketing and related costs	0.8	2.2
Other expenses	1.4	0.8

Total net increase	$13.8	$21.2

We believe that sales and marketing expenses will increase, in absolute dollar terms, for the remaining quarters of 2010 as compared to the first two quarters of 2010 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued headcount growth in our sales and marketing organization.

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

General and administrative expenses increased 24%, or $8.6 million, to $43.7 million for the three months ended June 30, 2010 as compared to $35.1 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, general and administrative expenses increased 17%, or $12.0 million, to $83.3 million as compared to $71.2 million for the six months ended June 30, 2009. The increase in general and administrative expenses for the three and six months ended June 30, 2010 as compared to the same periods in 2009 was primarily due to an increase in payroll and related costs, stock-based compensation, facilities and related costs and legal fees. These increases were partially offset by reductions in the provision for doubtful accounts.

The following table quantifies the changes in various components of our general and administrative expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2010 as compared to 2009	For the Six Months Ended June 30, 2010 as compared to 2009
Payroll and related costs	$5.1	$6.5
Stock-based compensation	2.7	3.4
Depreciation and amortization	0.2	0.4
Facilities and related costs	1.5	2.4
Legal fees	0.4	1.6
Provision for doubtful accounts	(3.0)	(4.0)
Non-income related taxes	0.2	(0.4)
Consulting and advisory services	(0.1)	0.4
Other expenses	1.6	1.7

Total net increase	$8.6	$12.0

We expect general and administrative expenses for the remaining quarters of 2010 to increase, in absolute dollar terms, as compared to each of the first two quarters of 2010 due to anticipated higher payroll and related costs attributable to increased hiring and growth in other administrative expenses as well as additional capital purchases.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets remained consistent at $4.2 million for each of the three months ended June 30, 2010 and 2009. For the six months ended June 30, 2010, amortization of other intangible assets decreased 3%, or $0.2 million, to $8.3 million as compared to $8.5 million for the six months ended June 30, 2009. Based on our intangible assets at June 30, 2010, we expect amortization of other intangible assets to be approximately $8.4 million for the remainder of 2010, and $16.9 million, $15.9 million, $13.1 million and $7.6 million for fiscal years 2011, 2012, 2013 and 2014, respectively.

Restructuring charge. During the six months ended June 30, 2009, we recorded a restructuring charge of $0.5 million related to one-time benefits provided to terminated employees in connection with the workforce reduction we announced in November 2008.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 20%, or $0.8 million, to $3.3 million for the three months ended June 30, 2010, as compared to $4.1 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, interest income decreased 26%, or $2.3 million, to $6.5 million as compared to $8.8 million for the six months ended June 30, 2009. The decreases were due to lower interest rates earned on our investments during the first two quarters of 2010 as compared to the same periods in 2009.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense was $0.6 million and $0.7 million for the three month periods ended June 30, 2010 and June 30, 2009, respectively. Interest expense was $1.3 million and $1.4 million for the six month periods ended June 30, 2010 and June 30, 2009, respectively. An aggregate of $136.2 million in principal amount of our 1% convertible notes were converted into shares of our common stock during the three-month period ended June 30, 2010. Accordingly, based on our outstanding indebtedness at June 30, 2010, we believe that interest expense on our debt obligations, including deferred financing amortization, will not exceed $1.8 million for fiscal 2010.

Other Income, net. Other income, net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. Other income, net for the three months ended June 30, 2010 decreased 34%, or $62,000, to $122,000 as compared to $184,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, other income, net decreased 96%, or $1.3 million, to $47,000 as compared to $1.3 million for the six months ended June 30, 2009. The changes in both periods of 2010 as compared to the same periods in 2009 were primarily due to exchange rate fluctuations as well as a legal settlement gain of $0.8 million recorded during the first quarter of 2009. Other (expense) income, net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings, or other events.

Gain on Investments, net. During each of the three months ended June 30, 2010 and 2009, we recorded net gain on investments of $0.1 million related to the sale of marketable securities. During the six months ended June 30, 2010, we recorded net gain on investments of $0.2 million related to the sale of marketable securities. Additionally, during the six months ended June 30, 2010, we recorded a gain of $6.2 million due to a decrease in the other-than-temporary impairment of certain ARS and a loss of $6.2 million on a put option related to our ARS holdings. During the six months ended June 30, 2009, we recorded net gain on investments of $0.6 million, which related primarily to a gain of $3.3 million due to a decrease in the other-than-temporary impairment of certain ARS and a loss of $2.8 million on a put option related to our ARS holdings.

Loss on Early Extinguishment of Debt. During the three months ended June 30, 2010, we recorded a loss on early extinguishment of debt of $0.3 million as a result of the conversion of $136.2 million in principal amount of our 1% convertible notes into shares of our common stock.

Provision for Income Taxes. For the six months ended June 30, 2010 and 2009, our effective income tax rate, including discrete items, was 38.3% and 39.0%, respectively. For each of the three and six months ended June 30, 2010 and 2009, our effective income tax rates were higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes decreased 3%, or $0.7 million, to $21.3 million for the three months ended June 30, 2010 as compared to $22.0 million for the three months ended June 30, 2009. Provision for income taxes increased 5%, or $2.4 million, to $49.1 million for the six months ended June 30, 2010 as compared to $46.7 million for the six months ended June 30, 2009. The decrease in the three months ended June 30, 2010 as compared to the same period in 2009 was mainly due to the discrete adjustments for stock based compensation and reserves under FIN 48.The increase in the six months ended June 30, 2010 as compared to the same period in 2009 was mainly due to the increase in operating income.

While we expect our effective income tax rate for the remaining quarters of 2010 to remain relatively consistent with the rate through the second quarter of 2010, this expectation does not take into consideration the effect of any potential discrete items to be recorded in the future. Our effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock option and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. Due to our continued utilization of net operating losses, or NOLs, and tax credit carryforwards our tax payments were significantly lower than our recorded income tax provision. If we continue to generate taxable income at levels consistent with recent years, we will utilize most of our NOL and tax credit carryforwards in 2010. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

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

We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of these tax reserves reflects assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate tax liability or benefit from these matters may be materially greater or less than the amount that we have estimated.

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

We consider fully taxed normalized net income and fully taxed normalized net income per diluted common share to be important indicators of our overall performance as they eliminate the effects of events that are either not part of our core operations or are non-cash. We define fully taxed normalized net income as net income determined in accordance with GAAP excluding the following pre-tax items: amortization of other acquired intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition related costs, certain gains and losses on investments and loss on early extinguishment of debt.

The following table reconciles GAAP net income to fully taxed normalized net income and fully taxed normalized net income per diluted share for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income	$38,123	$36,007	$79,001	$73,088
Amortization of other intangible assets	4,152	4,238	8,260	8,477
Stock-based compensation	20,276	13,320	39,384	28,387
Amortization of capitalized stock-based compensation	1,830	1,461	3,705	2,768
Gain on investments, net	—	—	—	(455)
Utilization of tax NOLs/credits*	—	—	—	—
Loss on early extinguishment of debt	294	—	294	—
Acquisition related costs	345	—	345	—
Restructuring charge	—	—	—	454

Total fully taxed normalized net income	$65,020	$55,026	$130,989	$112,719

Fully taxed normalized net income per diluted share	$0.34	$0.29	$0.69	$0.60

Shares used in per share calculations	190,479	189,556	189,746	188,870

*	For the three and six months ended June 30, 2009, we previously reported Utilization of tax NOLs/credits of $20,236 and $43,087, respectively, which increased our non-GAAP net income. Beginning in 2010, we no longer include Utilization of tax NOLs/credits in determining our non-GAAP net income due to the expectation of fully utilizing most of our NOLs and tax credit carryforwards in 2010.

We consider Adjusted EBITDA to be another important indicator of our operational strength and performance of our business and a good measure of our historical operating trend. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition related costs, certain gains and losses on investments, foreign exchange gains and losses, loss on early extinguishment of debt, and gains or losses on legal settlements.

The following table reconciles GAAP net income to Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income	$38,123	$36,007	$79,001	$73,088
Amortization of other intangible assets	4,152	4,238	8,260	8,477
Stock-based compensation	20,276	13,320	39,384	28,387
Amortization of capitalized stock-based compensation	1,830	1,461	3,705	2,768
Gain on investments, net	—	—	—	(455)
Utilization of tax NOLs/credits*	—	—	—	—
Loss on early extinguishment of debt	294	—	294	—
Acquisition related costs	345	—	345	—
Restructuring charge	—	—	—	454
Interest income, net	(2,771)	(3,454)	(5,433)	(7,484)
Provision for income taxes	21,315	22,025	49,074	46,682
Depreciation and amortization	28,692	23,979	55,669	47,110
Other income, net	(122)	(184)	(47)	(1,318)

Adjusted EBITDA	$112,134	$97,392	$230,252	$197,709

These non-GAAP financial measures should be used in addition to and in conjunction with results presented in accordance with GAAP.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercise of stock awards and cash generated by operations.

As of June 30, 2010, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities, commercial paper, corporate debt securities, student loan-backed ARS and other investment-related assets, totaled $1,112.3 million. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

We held approximately $196.5 million and $274.9 million in par value of ARS as of June 30, 2010 and December 31, 2009, respectively. The ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the ARS in our portfolio are mortgage-based or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auctions, which failures continued throughout the period ended June 30, 2010. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2010. During the six months ended June 30, 2010, we had $78.4 million of ARS redeemed at par value. In November 2008, we entered into an agreement with one of our investment advisors that provides for the repurchase beginning June 30, 2010 of all of the ARS we purchased through such financial advisor if we have been unable to achieve liquidity with respect to such securities before that time. In early July 2010, we exercised our put right under the agreement and the investment advisor repurchased $30.5 million of ARS at par value.

Net cash provided by operating activities was $174.1 million for the six months ended June 30, 2010, compared to $194.3 million for the six months ended June 30, 2009. We expect that cash provided by operating activities will increase as a result of an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and higher commissions. Current economic conditions could negatively impact our cash provided by operating activities if we are unable to manage our days sales outstanding or our business otherwise deteriorates.

Net cash used in investing activities was $223.7 million for the six months ended June 30, 2010, compared to $24.2 million for the six months ended June 30, 2009. Cash used in investing activities for the six months ended June 30, 2010 reflects purchases of short- and long-term marketable securities of $614.7 million, purchases of property and equipment of $101.3 million, including $14.8 million related to the capitalization of internal-use software development costs, cash paid for the acquisition of substantially all of the assets of Velocitude of $12.0 million, and an increase in other investments of $0.5 million. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $504.7 million. Cash used in investing activities for the six months ended June 30, 2009 reflects a $5.8 million payment associated with the purchase of the holding company of aCerno, Inc., net purchases of short- and long-term marketable securities of $163.9 million and purchases of property and equipment of $47.7 million, including $13.7 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $191.7 million. For fiscal year 2010, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 17% of total revenue for the year. We expect to fund such capital expenditures through cash generated from operations.

Net cash used in financing activities was $8.7 million for the six months ended June 30, 2010, as compared to the $5.5 million provided by financing activities for the six months ended June 30, 2009. Cash used in financing activities during the six months ended June 30, 2010 consisted of $42.6 million related to a common stock repurchase program we initiated in April 2009 and extended in April 2010, as described more fully below. Cash provided by financing activities for the six months ended June 30, 2010 consisted of $12.9 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $21.0 million from the issuance of common stock upon exercises of stock options under our stock option plans and employee stock purchase plans. Cash used in financing activities during the six months ended June 30, 2009 consisted of $16.9 million related to the common stock repurchase program. Cash provided by financing activities for the six months ended June 30, 2009 consisted of $0.7 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $10.8 million from the issuance of common stock upon exercises of stock options under our stock option plans and employee stock purchase plans.

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

The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Cash, cash equivalents and marketable securities balance as of December 31, 2009 and 2008, respectively	$1,061.5	$771.6

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	486.7	440.1
Payments to vendors	(287.1)	(190.1)
Payments for employee payroll	(126.3)	(107.0)
Debt interest and premium payments	(1.0)	(1.0)
Stock option exercises and employee stock purchase plan issuances	21.0	10.8
Cash used in business acquisition	(12.0)	(5.8)
Common stock repurchases	(42.6)	(16.9)
Realized and unrealized gains (losses) on marketable investments and other investment-related assets, net	4.2	17.6
Interest income	6.5	8.8
Other	1.4	(1.3)

Net increase	50.8	155.2

Cash, cash equivalents and marketable securities balance as of June 30, 2010 and 2009, respectively	$1,112.3	$926.8

As part of an agreement entered into with one of our investment advisors under which it agreed to repurchase all of our ARS with that investment advisor in July 2010 if we had been unable to achieve liquidity with respect to such ARS before then, we were also offered the ability to enter into a line of credit that would be collateralized by the underlying ARS investments. In January 2009, the line of credit was approved by the investment advisor. We did not use the line of credit. In early July 2010, we exercised our right under the agreement and our investment advisor repurchased $30.5 million of ARS at par value.

On April 29, 2009, we announced that our Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In April 2010, the Board of Directors authorized a $150.0 million, one-year extension of such stock repurchase program. During the six months ended June 30, 2010, we repurchased 1.4 million shares of common stock for an aggregate of $42.3 million at an average price of $30.87 per share. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. We may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of June 30, 2010, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of June 30, 2010	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
1% convertible senior notes, assuming full redemption in December 2010	$63.6	$63.6	$—	$—	$—
Interest on 1% convertible senior notes, assuming full redemption in December 2010	0.3	0.3	—	—	—
Bandwidth and co-location agreements	67.6	58.7	8.9	—	—
Real estate operating leases	159.7	23.0	40.2	35.3	61.2
Open vendor purchase orders	29.4	29.4	—	—	—

Total	$320.6	$175.0	$49.1	$35.3	$61.2

Our 1% convertible senior notes provide for the bondholders to redeem the bonds at par value plus accrued interest at various times. The first redemption date is December 15, 2010. Based upon the ability of the bondholders to redeem the outstanding 1% convertible senior notes within less than 12 months, the outstanding balance has been classified as short-term debt on our consolidated balance sheet as of June 30, 2010 and December 31, 2009.

In accordance with authoritative guidance issued by FASB, as of June 30, 2010, we had unrecognized tax benefits of $14.7 million, which included approximately $3.9 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2010. Furthermore, we are not able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized benefits.

Letters of Credit

As of June 30, 2010, we had $5.6 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. Approximately $0.6 million of these letters of credit are collateralized by restricted marketable securities, of which $0.6 million are classified as short-term marketable securities and $27,000 are classified as long-term marketable securities on the consolidated balance sheet at June 30, 2010. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through August 2014. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended June 30, 2010 was determined to be immaterial.

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

As of June 30, 2010, we did not have any additional material off-balance sheet arrangements.

Litigation

We are party to litigation that we consider to be routine and incidental to our business and certain non-routine legal proceedings. Management does not expect the results of any of these routine actions to have a material impact on our financial condition or results of operations. See “Legal Proceedings” in Item 1 of Part II of this quarterly report on Form 10-Q and Note 15 to our unaudited consolidated financial statements elsewhere in this quarterly report on Form 10-Q for further discussion on litigation, including any developments related to material non-routine proceedings that have arisen since the filing of our annual report on Form 10-K.

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

At June 30, 2010, we held $196.5 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. Due to these liquidity issues, we used a discounted cash flow analysis to determine the estimated fair value of these ARS investments. Such analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of June 30, 2010 assumed a weighted average discount rate of 3.53% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of June 30, 2010, we have estimated an aggregate loss of $18.8 million, of which $15.3 million related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity and of which $3.4 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the consolidated statements of operations. The impact for the three and six months ended June 30, 2010 was a pre-tax gain of $5.0 million and $5.4 million, respectively, included in accumulated other comprehensive loss within stockholders’ equity related to ARS having impairments deemed to be temporary, as well as a net gain of $4.9 million and $6.2 million, respectively, included in gain (loss) on investments, net in our consolidated statement of operations related to the impairment of ARS deemed other-than-temporary. The aggregate gain in the fair value of ARS experienced in the six months ended June 30, 2010 was due primarily to a decrease in the weighted average discount rate used in the computation of fair values from 3.98% used as of December 31, 2009 to 3.53%.

Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If, as of June 30, 2010, we assumed an expected term of three years or seven years and discount rate of 3.47%, the gross unrealized loss on the $166.0 million in par value of ARS classified as available-for-sale would have been $9.3 million or $21.1 million, respectively. If we had assumed an expected term of five years and discount rate of 2.47% or 4.47%, the gross unrealized loss on the $166.0 million in par value of ARS classified as available-for-sale would have been $7.7 million or $22.5 million, respectively.

During November 2008, we entered into an agreement with one of our investment advisors providing for it to repurchase the ARS held through such advisor at par value beginning on June 30, 2010 if we cannot liquidate such ARS before that date. The ARS covered by this agreement had a par value of $30.5 million at June 30, 2010. At any time during the period up until June 2010, our investment advisor could call the ARS at par value but did not do so. In early July 2010, we exercised the put option incorporated in the agreement, and $30.5 million of ARS were redeemed at par value. We elected to apply the fair value option permitted under the relevant accounting standard to the put option. As of June 30, 2010, the $3.4 million fair value of such put option was grouped with other short-term marketable securities on our consolidated balance sheet. The fair value of the put option was determined by comparing the fair values of the related ARS, as described above, to their par values and also considered the credit risk associated with our investment advisor. During the six months ended June 30, 2010, the fair value of the put option decreased by $6.2 million to $3.4 million with the resultant loss offsetting $6.2 million of the related ARS gain included in gain (loss) on investments, net in our consolidated statement of operations.

Our 1% convertible senior notes are subject to changes in market value. Under certain conditions, the holders of our 1% convertible senior notes may require us to redeem the notes on or after December 15, 2010. As of June 30, 2010, the aggregate outstanding principal amount and the fair value of the 1% convertible senior notes were $63.6 million and $185.1 million, respectively.

We have operations in Europe, Asia, Australia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign currency hedge contracts.

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. One customer accounted for 11% of accounts receivable as of June 30, 2010. No customers accounted for 10% or more of accounts receivable as of December 31, 2009. We believe that, at June 30, 2010, concentration of credit risk related to accounts receivable is not significant.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2009 for a discussion of legal proceedings. There were no material developments in such legal proceedings during the quarter ended June 30, 2010.

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

Our revenue growth rate declined in 2009 as compared to recent prior years due to a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels and macroeconomic factors affecting certain aspects of our business. Although we have seen our revenue growth increase during the first two quarters of 2010, we may not be able to maintain or accelerate our revenue growth rate during the second half of 2010 or future years. In addition, we have experienced, and may experience in the future quarter-over-quarter sequential revenue declines. We also believe our operating margins will decrease in 2010 because we have large fixed expenses and expect to continue to incur significant bandwidth, sales and marketing, product development, administrative and other expenses. As a result, we may not be able to continue to maintain our current level of profitability in 2010 or on a quarterly or annual basis thereafter.

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

The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. For example, individuals are increasingly using mobile devices to access Internet content. Our ability to provide new and innovative solutions to address challenges posed by mobile users and other developments is important to our future growth; other companies are also looking to offer Internet-related solutions, such as cloud computing, to generate growth. These other companies may develop technological or business model innovations in the markets we seek to address that are, or are perceived to be, equivalent or superior to our services or that change the way customers use our services in a manner that is disadvantageous to us. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for our services. Our operating results depend on our ability to adapt to market changes and develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. In 2009, we launched the Akamai HD Network, a new approach to delivering HD video over the Internet that we view as important to our future success. If our services utilizing the Akamai HD Network or other new services do not operate as expected or there is a lack of, or delay, in market acceptance of such services, we could experience increased expenses, loss of market share and decreasing revenues and earnings.

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

We held $196.5 million in par value of ARS as of June 30, 2010, which represented approximately 20% of our total short- and long-term marketable securities of $991.8 million as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, which might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material. We may also incur significant legal and related expenses in connection with efforts to require one or more of the investment advisors that sold us ARS to provide liquidity for these securities. There can be no assurance that any such efforts would be successful.

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

As of June 30, 2010, we had outstanding $63.6 million in principal amount of our 1% senior convertible notes due 2033. The holders of such notes will have the right to require the repayment of some or all of the principal amount of the notes on specified dates beginning in December 2010. Due to these repayment provisions, as of June 30, 2010 and December 31, 2009, the principal amount of the notes has been classified on our balance sheet as short-term. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. If we are unable to make interest or principal payments on such notes or other indebtedness when due, we would be in default under the terms of our debt obligations, which would result in all principal and interest becoming due and payable which, in turn, would seriously harm our business. We may seek to refinance our 1% senior convertible notes; any such refinancing could be on less advantageous terms than those applying to our existing notes.

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

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, Congress and the Federal Communications Commission have been contemplating net neutrality legislation and regulations. The scope and impact of any such legislation or regulations are unpredictable but could potentially have an adverse effect on our business and operations. Other domestic and international government attempts to regulate the operation of the Internet could also negatively impact our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
April 1, 2010 – April 30, 2010	160,970	$32.98	160,970	156,483,199
May 1, 2010 – May 31, 2010	209,800	$38.54	209,800	148,398,017
June 1, 2010 – June 30, 2010	166,155	$42.25	166,155	141,377,355

Total	536,925	$38.02	536,925

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program (see note 4 below). All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.

(3)	Includes commissions paid.

(4)	In April 2009, we announced that our Board of Directors had authorized a stock repurchase program for up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In addition, in April 2010, the Board of Directors approved a $150.0 million one-year extension of the stock repurchase program. See Note 8 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

(5)	Dollar amounts represented reflect $250.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and aggregate commissions paid in connection therewith.

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 9, 2010	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.46	Employment Offer Letter Agreement between the Registrant and David Kenny dated July 22, 2010

Exhibit 10.47	Change in Control and Severance Agreement between the Registrant and David Kenny dated July 22, 2010

Exhibit 10.48	Amended Letter Agreement between the Registrant and Paul Sagan dated July 22, 2010

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and June 30, 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.