Form 10-K
period 2010-12-31
AKAMAI TECHNOLOGIES INC
filed 2011-03-01
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,369 million based on the last reported sale price of the common stock on the Nasdaq Stock Market on June 30, 2010.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 22, 2011: 187,150,429 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2011 Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

PART I

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to them. Use of words such as “believes,” “continues,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “forecasts,” “should,” “may,” “could,” “likely” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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

Our solutions are designed to help companies, government agencies and other enterprises improve communications with people they are trying to reach, enhance their revenue streams and reduce costs by maximizing the performance of their online businesses. We believe that our solutions offer the superior reliability, sophistication and insight that businesses with an Internet presence demand. At the same time, by relying on our infrastructure, customers can reduce expenses associated with internal infrastructure build-outs. In short, we strive to help our customers efficiently offer websites that improve visitor experiences and increase the effectiveness of their Internet-focused operations.

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

On July 22, 2010, we elected David W. Kenny to serve as our President. An Akamai director since 2007, Mr. Kenny is responsible for leading Akamai's business operations, including our product groups; global sales, services, and marketing; engineering; and networks and operations.

In 2010, we acquired substantially all of the assets of Velocitude, a mobile services platform. The acquisition was intended to further our strategic position in the mobile market by adding mobile content transformation functionality to our existing suite of cloud services for optimizing Web content and applications and the delivery of HD video and secure e-commerce to mobile devices. We also introduced our Edge Tokenization electronic payment security service in 2010; this solution is designed to improve the security of credit card transactions for our commerce customers.

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

Meeting the Challenges of the Internet

The Internet plays a crucial role in the way companies, government agencies and other entities conduct business and reach the public. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s communication demands. As a result, information is frequently delayed or lost on its way through the Internet due to many factors, including:

•	inefficient or nonfunctioning peering points, or points of connection, between Internet service providers, or ISPs;

•	traffic congestion at data centers;

•	Internet traffic exceeding the capacity of routing equipment;

•	increasingly dynamic and personalized websites;

•	growth in the transmission of rich content, including HD video, due to the increasingly widespread use of broadband connectivity to the Internet for videos, music and games;

•	the increasing use of mobile devices that utilize different technologies and delivery systems; and

•	Internet bandwidth constraints between an end user and the end user’s network provider, such as an ISP, cable provider or digital subscriber line provider.

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

Superior Performance. Commercial enterprises invest in websites to attract customers, transact business and provide information about themselves. If, however, a company’s Internet site fails to provide visitors with a fast and dependable experience, they will likely abandon that site, potentially leading to lost revenues and damage to the company’s reputation. Through a combination of people, processes and technology, we help our customers improve the scalability and predictability of their websites without the need for them to spend a lot of money to develop their own Internet-related infrastructure. Instead, we have tens of thousands of servers deployed in more than 900 networks around the world so that content can be delivered from Akamai servers located closer to website visitors — from what we call the “edge” of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations for our customers. At the same time, our customers have access to control features to enable them to provide content to end users that is current and customized for visitors accessing the site from different parts of the world.

Scalability. We believe that scalability is one of the keys to reliability. Many Akamai customers experience seasonal or erratic demand for access to their websites and almost all websites experience demand peaks at different points during the day. With the proliferation of HD video and other types of rich content, enterprises of all types must be able to cope with rapidly increasing numbers of requests for bandwidth-intensive digital media assets and the storage of those assets. In all of these instances, it can be difficult and expensive to plan for, and deploy solutions to meet, such peaks and valleys. With more than 80,000 servers managed by our proprietary software technology, our network is designed with the robustness and flexibility to handle planned and unplanned traffic peaks and related storage needs, without additional hardware investment and configuration on the part of our customers. As a result, we are able to provide an on-demand solution to address our customers’ capacity needs in the face of unpredictable traffic spikes, which helps them avoid expensive investment in a centralized infrastructure.

Security. Security is one of the most significant challenges facing use of the Internet for business and government processes. Security threats — in the form of attacks, viruses, worms and intrusions — can impact every measure of performance, including information security, speed, reliability and customer confidence. Unlike traditional security strategies that can negatively impact performance, Akamai’s approach is designed to allow for proactive monitoring and rapid response to security incidents and anomalies. We rely on both built-in defense mechanisms and the ability to route traffic around potential security issues so performance may not be compromised. Perhaps most significantly, the distributed nature of our network is designed to eliminate a single point of failure and reduce the impact of security attacks.

Functionality. Websites have become increasingly dynamic, complex and sophisticated. To meet these challenges, we have added solutions through both internal investment and acquisitions. These solutions have included services designed to help our customers accelerate dynamic content and applications; more effectively manage their online media assets; adapt content for access through mobile devices and improve the quality of their online advertising initiatives.

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

Web Application Accelerator

Our Web Application Accelerator service is designed to improve the performance of Web-based applications through a combination of dynamic caching, routing and connection optimization, and compression of content. This service is appropriate for companies involved in technology, business services, travel and leisure, manufacturing and other industries where there is a movement to Internet-based communication with remote customers, suppliers and franchisees. Enterprise customers are using the Web Application Accelerator service to run applications such as online airline reservations systems, training tools, customer relationship management and human resources applications. With this service, application providers can enjoy faster and more reliable performance without needing to undertake a significant internal infrastructure build-out.

IP Application Accelerator

With a growing global workforce accessing Internet Protocol-, or IP-, based applications online and from mobile devices, enterprises that rely on such applications find high quality and performance to be crucial. Examples of IP-based applications include voice over IP calling, email hosting services and sales order processing tools. While enterprises have been using the Internet to support communication needs for Web-based applications for some time, businesses are increasingly relying on the Internet to support connection needs for IP-based applications. Akamai’s IP Application Accelerator solution is designed to address core Internet weaknesses to optimize the performance, availability and real-time sensitivity associated with IP-enabled applications delivered over Internet-related protocols such as SSL, IPSec, UDP and FTP. IP Application Accelerator uses Akamai’s global network of servers and optimized routing and connection technologies to improve the stability and reliability of connections between end users and the IP-based application.

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

Our Dynamic Site Accelerator customers now also have access to our mobile content adaptation solution. The majority of websites are not configured for optimal viewing when accessed by a mobile device. For mobile end users, sites can be difficult to navigate and often lack the robust functionality that people have come to expect when accessing the same site on a personal computer. As a result, many companies either support an entirely separate infrastructure for their mobile sites or chase away customers by presenting sub-optimal mobile Web experiences. In June 2010, we acquired substantially all of the assets of Velocitude LLC. This included Velocitude’s technology to adapt Internet content to a multitude of different devices. By combining Velocitude's mobile content transformation technology with our ability to optimize the performance of mobile delivery, we are focused on helping enterprises effectively reach their customers, partners and employees on mobile devices in addition to personal computers.

Akamai’s Dynamic Site Accelerator solution is appropriate for any enterprise that has a website, particularly, retail and travel companies dependent on their commerce-related websites and enterprises that rely on the Internet for brand-building through research, discussion and other interactive tools for their current and potential customers.

Advertising Decision Solutions (ADS)

Our ADS offering is designed to enable more effective online advertising by helping advertisers reach their target audiences. Our solutions are intended to address some of the fundamental challenges in the advertising industry today — enabling advertisers, agencies, publishers, and networks to buy and sell advertising in an effective, scalable, easy-to-use way. At the same time, our platform is architected so that none of the user data tracked by us consists of personally identifiable information; therefore, customers can maintain the integrity of their data and privacy policies.

Other Solutions

Security and Protection Solutions

We offer a variety of solutions that address the Internet security needs of our customers. Our new Edge Tokenization electronic payment security service enables credit card data to be converted to a token prior to Web transactions landing on a merchant’s infrastructure. By alleviating the requirement for retailers to route customer credit card data on their own infrastructure, the service is designed to help reduce information theft and compliance risk while lowering Payment Card Industry Data Security Standard (PCI DSS) compliance costs. Akamai’s Web Application Firewall solution is designed to detect and mitigate potential attacks in http and SSL traffic as it passes through our network, -before they reach the customer's origin data centers. Our distributed architecture can enable both near-instantaneous scaling of defenses as needed, plus filtering of corrupt traffic as close to the attack source as possible, to keep an enterprise’s data, applications and infrastructure safe. Distributed denial of service (DDoS) attacks are one of the most common methods used to attack an enterprise’s website. We offer customers a DDoS readiness solution that includes reviewing a website for DDoS readiness, providing a detailed assessment including recommendations and developing customer-specific DDoS incident response procedures for use during a DDoS attack.

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

Our Technology and Network

Our expansive network infrastructure and sophisticated technology are the foundation of our services. We believe Akamai has deployed the world’s largest globally-distributed computing platform, with more than 80,000 servers located in over 900 networks around the world. Applying our proprietary technology, we deliver our customers’ content and computing applications across a system of widely distributed networks of servers; the content and applications are then processed at the most efficient places within the network. Servers are deployed in networks ranging from large, backbone network providers to medium and small ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have more than 1,000 peering relationships that provide us with direct paths to end user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

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

Business Segments and Geographic Information

We operate in one industry segment: providing services for accelerating and improving delivery of content and applications over the Internet. For the years ended December 31, 2010, 2009 and 2008, approximately 28%, 28% and 25%, respectively, of our total revenues was derived from our operations outside the United States, of which 17%, 18% and 18% of overall revenues, respectively, was derived from Europe. No single country outside of the United States accounted for 10% or more of our revenues in any of such years. For more segment and geographic information, including total long-lived assets for each of the last two fiscal years, see our consolidated financial statements included elsewhere in this annual report on Form 10-K, including Note 19 thereto.

Our long-lived assets primarily consist of servers, which are deployed into networks worldwide. As of December 31, 2010, we had approximately $174.9 million and $81.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2009, we had approximately $139.8 million and $42.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2008, we had approximately $138.6 million and $35.9 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.

Customers

Our customer base is centered on enterprises. As of December 31, 2010, our customers included many of the world’s leading corporations, including Adobe, Apple, Audi, Best Buy, EMC, Hitachi, Home Depot, L’Oreal, Microsoft, MTV Networks, the National Football League, Philips, Qantas, SAP Standard Chartered Bank and Victoria’s Secret. We also actively sell to government agencies. As of December 31, 2010, our public sector customers included the Federal Emergency Management Agency, the U.S. Air Force, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Food and Drug Administration and the U.S. Department of Labor. No customer accounted for 10% or more of total revenues for the years ended December 31, 2010, 2009 or 2008. Less than 10% of our total revenues in each of the years ended December 31, 2010, 2009 and 2008 were derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenues in 2011.

Sales, Service and Marketing

Our sales and service professionals are located in more than 20 offices in the United States, Europe and Asia. We market and sell our services and solutions globally through our direct sales and services organization and through more than 100 active channel partners including EDS (an HP company), IBM Corporation, Verizon and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales- and marketing-focused alliances with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales and service organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2010, we had approximately 1060 employees in our sales and support organization, including 179 direct sales representatives whose performance is measured on the basis of achievement of quota objectives. Our ability to achieve revenue growth in the future will depend in large part on whether we successfully recruit, train and retain sufficient global sales, technical and services personnel, and how well we establish and maintain our reseller and strategic alliances. We believe that the complexity of our services will continue to require a number of highly trained global sales and services personnel.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances and on-going customer communication programs. As of December 31, 2010, we had 112 employees in our global marketing organization, which is a component of our sales and support organization.

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers’ needs and market demand. As of December 31, 2010, we had 571 research and development employees. Our research and development expenses were $54.8 million, $43.7 million and $39.2 million for the years ended December 31,

2010, 2009 and 2008, respectively. In addition, for each of the years ended December 31, 2010, 2009 and 2008, we capitalized $31.1 million, $25.8 million and $23.9 million, respectively, of external consulting and payroll and payroll-related costs related to the development of internal-use software used by us to deliver our services and operate our network. Additionally, during the years ended December 31, 2010, 2009 and 2008, we capitalized $7.6 million, $6.2 million and $7.4 million, respectively, of stock-based compensation attributable to our research and development personnel.

Competition

The market for our services is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition for our services to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•	performance of our services;

•	return on investment in terms of cost savings and new revenue opportunities for our customers;

•	reduced infrastructure complexity;

•	sophistication and functionality of our offerings;

•	scalability;

•	ease of implementation and use of service;

•	customer support; and

•	price.

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

Employees

As of December 31, 2010, we had 2,200 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

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

We compete in markets that are intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. As we expand into new areas to address the evolving nature of the Internet, we may face competition from new and different companies. Many of these potential competitors, as well as some of our current ones, have longer operating histories, greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do. Other competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge. Given the relative ease with which some customers can potentially switch to another content delivery network provider, any differentiated offerings or lower pricing by competitors could lead to a rapid loss of customers. Nimbler competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer.

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

Ultimately, increased competition of all types could result in price and revenue reductions, lower gross margins, loss of customers and loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

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

In recent quarters, we have lowered the prices we charge many of our customers for our content delivery services in order to remain competitive. This has been particularly true for the digital media services. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. In addition, our operating expenses have increased on an absolute basis in each of 2008, 2009 and 2010. If we are unable to sell our services at acceptable prices relative to our costs or if we are unsuccessful with our strategy of selling additional services and features to new or existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.

Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability at recent levels or at all.

Our revenue growth rate may decline in 2011 as a result of a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels and macroeconomic factors affecting certain aspects of our business. We also believe our gross margins will decrease because we have large fixed expenses and expect to continue to incur significant bandwidth, co-location and other expenses, including increased depreciation on network equipment purchased in recent years. As a result, we may not be able to continue to maintain our current level of profitability in 2011 or on a quarterly or annual basis thereafter.

There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	market pressure to decrease our prices;

•	significant increases in bandwidth costs or other operating expenses;

•	failure to increase sales of our core services;

•	increased competition;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than we increase our number of, and sales to, new customers or our sales to existing customers;

•	unauthorized use of or access to content delivered over our network or network failures;

•	the exhaustion of the supply of IPv4 addresses and the inability of Akamai or other Internet users to transition successfully or in a timely manner to IPv6;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. In particular, weakness in the online advertising market has affected and could continue to affect the success of our Internet advertising-related initiatives and could have a negative impact on our media and other customers. To the extent customers are unable to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver on their behalf. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

Our failure to manage expected growth, diversification and changes to our business could harm us.

We have continued to grow, diversify and evolve our business both in the United States and internationally. It is unclear, however, whether such growth will continue. In the event of a slowing or decline in our rate of growth, we must also address the challenges of establishing an appropriate organizational size while maintaining the quality of our services. If we are unable to do so, our profitability could be reduced.

As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts, headquarters. However, nearly all management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth and decentralize our decision making at rates commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. In addition, if we are unable to effectively manage a large and geographically dispersed group of employees, our business may be adversely affected.

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

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers. If we elect to move into new areas that involve handling personally identifiable information or other important assets entrusted to us by our customers, the potential risks we face could increase.

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

Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. In addition, our distributed network must be sufficiently robust to handle all of our customers’ traffic particularly in the event of unexpected surges in HD video traffic. We believe that, absent extraordinary circumstances, we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers and ultimately loss of those customers. If we are unable to obtain transmission capacity on terms commercially acceptable to us or at all, our business and financial results could suffer. In recent years, it has become increasingly expensive to collocate, or house, our servers at network facilities. We expect this trend to continue. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our gross margins. If we are unable to deploy on a timely and cost-effective basis enough servers to meet the needs of our customer base or effectively manage the functioning of those servers, we may lose customers. In addition, damage or destruction of, or other denial of access to, a facility where our servers are housed could result in a reduction in, or interruption of, service to our customers.

The potential exhaustion of the supply of unallocated IPv4 addresses and the inability of Akamai and other Internet users to successfully transition to IPv6 could harm our operations and the functioning of the Internet as a whole.

An Internet Protocol address, or IP address, is a numerical label that is assigned to any device connecting to the Internet. Today, the functioning of the Internet is dependent on the use of Internet Protocol version 4, or IPv4, the fourth version of the Internet Protocol, which uses 32-bit addresses. We currently rely on the acquisition of IP addresses for the functioning and expansion of our network and expect such reliance to continue in the future. There are, however, only a finite number of IPv4 addresses. It is possible that the number of unallocated IPv4 addresses may be exhausted within one to two years. Internet Protocol version 6, or IPv6, uses 128-bit addresses and has been designed to succeed IPv4 and alleviate the expected exhaustion of unallocated addresses under that version. While IPv4 and IPv6 will co-exist for some period of time, eventually all Internet users and companies will need to transition to IPv6. While Akamai has been developing plans for the transition to IPv6 and ensuring that we are prepared to meet our customers’ needs for both IPv4- and IPv6-based technology, there is no guarantee that such plans will be effective. If we are unable to obtain the IPv4 addresses we need, on financial terms acceptable to us or at all, before we or other entities that rely on the Internet can transition to IPv6, our current and future operations could be materially harmed. If there is not a timely and successful transition to IPv6 by Internet users generally, the Internet could function less effectively which could damage numerous businesses, the economy generally and the prospects for future growth of the Internet as a medium for transacting business. This could, in turn, be harmful to our financial condition and results of operation.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations, acquisitions, and other strategic relationships that may be difficult to integrate, disrupt our business, dilute stockholder value and divert management attention.

We have completed numerous acquisitions in recent years. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. Acquisitions and combinations are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination. If we are not successful in completing acquisitions or combinations that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities. We may also enter into other types of strategic relationships that involve technology sharing or close cooperation with other companies. Such relationships can be distracting to management and require the investment of significant amounts of money without a guaranteed return on investment or realization of significant, or any, benefits.

Our stock price has been volatile.

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	introduction of new products, services and strategic developments by us or our competitors;

•	business combinations and investments by us or our competitors;

•	variations in our revenue, expenses or profitability;

•	market speculation about whether we are a takeover target;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of public market analysts;

•	disruptions to our services or unauthorized access to our information technology systems;

•	unfavorable media coverage;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	our customers’ inability to access equity and credit markets;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

A portion of our revenues arises from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies.

A substantial portion of our marketable securities are invested in auction rate securities. Continued failures in the auctions for these securities may affect our liquidity.

We held $150.8 million in par value of auction rate securities, or ARS, as of December 31, 2010, which represented approximately 15% of our total short- and long-term marketable securities of $1,012 million as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, which might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material. We may also incur significant legal and related expenses in connection with efforts to require one or more of the investment advisors that sold us ARS to provide liquidity for these securities. There can be no assurance that any such efforts would be successful.

If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located. This affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term. We compensate our officers and employees in part through equity incentives, including stock options. Some of these stock options held by our officers and employees have exercise prices in excess of the current market price of our common stock, which has diminished the retentive value of such options. The loss of the services of any of our key employees could hinder or delay the implementation of our business model and the development and introduction of, and negatively impact our ability to sell, our services.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believe are infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention of our management and technical personnel, and the outcomes are unpredictable. Developments and changes in patent law, such as changes in interpretations of the joint infringement standard, could also restrict how we enforce certain patents we hold. Monitoring unauthorized use of our services is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced.

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

•	increased expenses associated with marketing services in foreign countries;

•	currency exchange rate fluctuations and limitations on the repatriation and investment of funds;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•

interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;

•	uncertainty regarding liability for content or services;

•	adjusting to different employee/employer relationships and different regulations governing such relationships;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	potentially adverse tax consequences.

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

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, domestic and international government attempts to regulate the operation of the Internet could negatively impact our business.

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

We lease approximately 270,000 square feet of property for our headquarters in Cambridge, Massachusetts; the leases for such space are scheduled to expire in December 2019. Of this space, we have subleased approximately 73,000 square feet to other companies. Our primary west coast office is located in approximately 84,000 square feet of leased office space in San Mateo, California; the lease for such space is scheduled to expire in October 2015. We maintain offices in several other locations in the United States, including in or near each of Los Angeles and San Diego, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington. We also maintain offices in Europe and Asia in or near the following cities: Bangalore and Mumbai, India; Beijing and Hong Kong, China; Munich, Germany; Paris, France; London, England; Tokyo and Osaka, Japan; Singapore; Madrid, Spain; Sydney, Australia; Milan, Italy; Stockholm, Sweden; Seoul, South Korea; and Zurich, Switzerland. All of our facilities are leased. The square footage amounts above are as of February 28, 2011. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

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

On or about October 3, 2007, Vanessa Simmonds, a purported Akamai shareholder, filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in our 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action, but has no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by Akamai and other issuer defendants to dismiss the complaint without prejudice on the grounds that Ms. Simmonds had failed to make an adequate demand on us prior to filing her complaint. In its order, the Court stated it would not permit Ms. Simmonds to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Ms. Simmonds’ claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including Akamai’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties’ petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court. We currently believe that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.

Item 4.	Reserved

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on The NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ Global Select Market:

	High	Low
Fiscal 2010:
First Quarter	$32.46	$24.50
Second Quarter	$46.72	$31.13
Third Quarter	$53.06	$36.69
Fourth Quarter	$54.65	$42.91

Fiscal 2009:
First Quarter	$20.85	$12.29
Second Quarter	$23.58	$18.59
Third Quarter	$21.55	$15.86
Fourth Quarter	$26.27	$18.00

As of February 22, 2011, there were 558 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in 2010:

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
January 1, 2010 – January 31, 2010	71,900	$26.26	71,900	$31,810,670
February 1, 2010 – February 28, 2010	547,220	$24.95	547,220	$18,160,154
March 1, 2010 – March 31, 2010	215,000	$29.62	215,000	$11,791,630
April 1, 2010 – April 30, 2010	160,970	$32.98	160,970	$156,483,199
May 1, 2010 – May 31, 2010	209,800	$38.54	209,800	$148,398,017
June 1, 2010 – June 30, 2010	166,155	$42.25	166,155	$141,377,355
July 1, 2010 – July 31, 2010	116,650	$41.95	116,650	$136,483,320
August 1, 2010 – August 31, 2010	291,700	$41.95	291,700	$124,247,804
September 1, 2010 – September 30, 2010	113,700	$49.40	113,700	$118,630,878
October 1, 2010 – October 31, 2010	263,900	$46.08	263,900	$106,470,855
November 1, 2010 – November 30, 2010	122,800	$49.55	122,800	$100,386,042
December 1, 2010 – December 31, 2010	172,800	$50.04	172,800	$91,738,968

Total	2,452,595	$37.49	2,452,595

(1)	Information is based on settlement dates of repurchase transactions.
(2)	Consists of shares of our common stock, par value $.01 per share. All repurchases were made pursuant to an announced plan (see (4) below). All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.
(3)	Includes commissions paid.
(4)	On April 29, 2009, we announced that our Board of Directors had authorized a stock repurchase program for up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The Board of Directors did not specify an expiration date for this program. On April 28, 2010, we announced that the Board of Directors had approved a $150.0 million, twelve-month extension of our stock repurchase program.
(5)	For January through mid-April 2010, dollar amounts represented reflect $100.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and aggregate commissions paid in connection therewith. For mid-April through December 2010, dollar amounts represented reflect $250.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program and its extension were in effect and aggregate commissions paid in connection therewith.

Item 6.	Selected Consolidated Financial Data

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

As of January 1, 2006, we adopted a then-newly-required accounting standard related to share-based payments, which required us to record compensation expense for employee stock awards at fair value at the time of grant. As a result, our stock-based compensation expense increased significantly in 2006 as compared to prior years, causing our net income to decrease significantly as well. For the years ended December 31, 2010, 2009, 2008, 2007 and 2006, our pre-tax stock-based compensation expense was $76.5 million, $58.8 million, $57.9 million, $66.6 million and $49.6 million, respectively.

In December 2006, we acquired Nine Systems, Inc., or Nine Systems, for a purchase price of $157.5 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $168.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 included $3.5 million, $4.4 million, $4.1 million, $3.3 million and $0.1 million, respectively, for the amortization of other intangible assets related to this acquisition.

In March 2007, we acquired Netli Inc., or Netli, for a purchase price of $154.4 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $148.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2010, 2009, 2008 and 2007 included $4.7 million, $4.0 million, $3.1 million and $0.7 million, respectively, for the amortization of other intangible assets related to this acquisition.

In April 2007, we acquired Red Swoosh Inc., or Red Swoosh, for a purchase price of $18.7 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $16.9 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2010, 2009 and 2008 included $0.7 million, $0.4 million and $0.1 million, respectively, for the amortization of other intangible assets related to this acquisition.

In November 2008, we acquired aCerno Inc. and its parent companies, which we collectively refer to as acerno, for a purchase price of $90.8 million in cash. This acquisition was accounted for under the purchase method of accounting. We allocated $100.3 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2010, 2009 and 2008 included $3.4 million, $3.1 million and $0.5 million, respectively, for the amortization of other intangible assets related to this acquisition.

In June 2010, we acquired substantially all of the assets and liabilities of Velocitude LLC, or Velocitude, in exchange for payment of approximately $12.0 million in cash. We allocated $11.6 million of the cost of the acquisition to goodwill and $2.8 million to other intangible assets. Net income for the year ended December 31, 2010 included $0.3 million for the amortization of other intangible assets related to this acquisition.

In April 2009, we announced that our Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. On April 28, 2010, we announced that our Board of Directors had authorized an extension of the stock repurchase program permitting purchases of an additional $150.0 million of our common stock from time to time over the next 12 months on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on our evaluation of market conditions and other factors. We may choose to suspend or discontinue the repurchase program at any time subject to the restrictions in any Rule 10b5-1 plan adopted by us to implement the program. For the year ended December 31, 2010, we repurchased 2.5 million shares of our common stock for $92.0 million and made prepayments of approximately $0.7 million for purchases of our common stock having a settlement date in early January 2011. For the year ended December 31, 2009, we repurchased 3.3 million shares of our common stock for $66.3 million and made prepayments of approximately $0.2 million for purchases of our common stock having a settlement date in early January 2010. As of December 31, 2010, we had $91.7 million remaining available for future purchases of shares under the approved repurchase program.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,023,586	$859,773	$790,924	$636,406	$428,672
Total costs and operating expenses	769,309	636,293	578,660	491,478	345,566
Operating income	254,277	223,480	212,264	144,928	83,106
Net income	171,220	145,913	145,138	100,967	57,401
Net income per weighted average share:
Basic	$0.97	$0.85	$0.87	$0.62	$0.37
Diluted	$0.90	$0.78	$0.79	$0.56	$0.34
Weighted average shares used in per share calculation:
Basic	177,309	171,425	167,673	162,959	155,366
Diluted	190,650	188,658	186,685	185,094	176,767

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and unrestricted marketable securities	$1,243,085	$1,060,846	$768,014	$629,895	$430,247
Restricted marketable securities	317	638	3,613	3,613	4,207
Working capital	713,316	433,880	401,453	606,667	285,409
Total assets	2,352,676	2,087,510	1,880,951	1,656,047	1,247,932
Other long-term liabilities	29,920	21,495	11,870	9,265	3,657
1% convertible senior notes, including current portion	—	199,755	199,855	199,855	200,000
Total stockholders’ equity	$2,177,605	$1,738,722	$1,568,770	$1,358,552	$954,693

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. In recent years, however, we have entered into increasing numbers of customer contracts that have minimum usage commitments that are based on quarterly, annual or longer periods. Our goal of having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly or annual recurring revenue due to price reductions and customer cancellations or terminations and build on that base by adding new customers and increasing the number of services, features and functions that our existing customers purchase. At the same time, we must manage the rate of growth in our expenses as we invest in strategic initiatives that we anticipate will generate future revenue growth. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this annual report on Form 10-K. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, or divestitures that may be announced after the date hereof.

Recent Event

On January 19, 2011, our Board of Directors elected Pamela L. Craig as a director on the Board, effective on April 1, 2011.

Overview of Financial Results

Our increase in net income in 2010 as compared to 2009 and 2008 reflects the success of our efforts to increase our monthly and annual recurring revenues while effectively managing the expenses needed to support such growth. The following sets forth, as a percentage of revenues, consolidated statements of operations data for the years indicated:

	2010	2009	2008
Revenues	100%	100%	100%

Cost of revenues	30	29	28
Research and development	5	5	5
Sales and marketing	22	21	21
General and administrative	16	17	17
Amortization of other intangible assets	2	2	2
Restructuring charge	—	—	—

Total costs and operating expenses	75	74	73

Income from operations	25	26	27
Interest income	1	2	3
Interest expense	—	—	—
Other (expense) income, net	—	—	—
Gain (loss) on investments, net	—	—	—
Loss on early extinguishment of debt	—	—	—

Income before provision for income taxes	26	28	30
Provision for income taxes	9	11	11

Net income	17%	17%	19%

We were profitable for fiscal years 2010, 2009 and 2008; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2010, we were able to offset lost committed recurring revenue due to customer cancellations or terminations by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. A continuation of this trend, in conjunction with increased revenues from non-recurring revenue contracts, could lead to increased revenues; however, any such increased revenues could be offset if lower traffic reduces the revenues we earn on a non-committed basis or as a result of declines in the prices we charge.

•

During each quarter of 2010, unit prices offered to some new and existing customers declined, primarily as a result of increased competition from new and established competitors that are willing to use low unit prices as a method of differentiation. These price reductions primarily impacted customers, for which we deliver high volumes of traffic over our network, such as digital media customers. Budgetary constraints facing our customers due to current economic conditions also contributed to pricing pressure on certain services. If we continue to experience decreases in unit prices for new and existing customers and we are unable to offset such reductions with increased traffic over our network, our revenues and profit margins could decrease.

•

Historically, we have experienced seasonal variations in our quarterly revenues attributable to e-commerce services used by our retail customers, with higher revenues in the fourth quarter of the year and lower revenues during the summer months. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•

During each quarter of 2010, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continued to invest in internal-use software development to improve the performance and efficiency of our network. Due to the increased traffic delivered over our network, our total bandwidth costs increased during each quarter of 2010 as compared to the same quarters in 2009. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected in 2011.

•

During each quarter of 2010, no customer accounted for 10% or more of our total revenues. We expect that customer concentration levels will continue to decline compared to those in prior years if our customer base continues to grow.

•

During the year ended December 31, 2010, revenues derived from customers outside the United States accounted for 28% of our total revenues. For 2011, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with 2010.

•

For the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense was $76.5 million, $58.8 million and $57.9 million, respectively. We expect that stock-based compensation expense will increase, as we continue to grant restricted stock units to employees, partially offset by a slight reduction in stock-based compensation from employee stock options as they become fully vested. As of December 31, 2010, our total unrecognized compensation costs for stock-based awards were $106.5 million, which we expect to recognize as expense over a weighted average period of 1.4 years. This expense is expected to be recognized through 2014.

•

Depreciation and amortization expense related to our network equipment and internal-use software development costs increased by $20.1 million during 2010 as compared to 2009. Due to expected future purchases of network equipment during 2011, we believe that depreciation expense related to our network equipment will continue to increase in 2011. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2011 as compared to 2010.

•

In November 2008, we entered into an agreement with one of our investment advisors pursuant to which we were granted a put option to sell the ARS we held at July 1, 2010 back to such investment advisor. In July 2010, we exercised this put option, and the investment advisor repurchased $30.5 million of our ARS holdings at par value. As of December 31, 2010, we held $150.8 million in par value of ARS. Based upon our cash, cash equivalents and marketable securities balance of $1,243.4 million at December 31, 2010 and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during 2011. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•

During the year ended December 31, 2010, our effective income tax rate was 34.7%. We expect our annual effective income tax rate in 2011 to remain relatively consistent with 2010; this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with the accounting guidance for stock-based compensation or any tax planning strategies. In 2010, due to our continued utilization of available net operating losses, or NOLs, and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. We expect to utilize substantially all of our tax credit carryforwards in 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this annual report on Form 10-K, we expect to continue to generate net income on a quarterly and annual basis during 2011; however, our future results are likely to be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this annual report on Form 10-K, including our ability to:

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

Application of Critical Accounting Policies and Estimates

Overview

Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, capitalized internal-use software costs, goodwill and other intangible assets, tax reserves, impairment and useful lives of long-lived assets, loss contingencies and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates. For a complete description of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

When more than one element is contained in a revenue arrangement, we determine the fair value for each element in the arrangement based on vendor-specific objective evidence, or VSOE, for each respective element, including any renewal rates for services contractually offered to the customer. For arrangements in which we are unable to establish VSOE, third-party evidence, or TPE, of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which we are unable to establish VSOE or TPE for each element, we use the best estimate of selling price, or BESP, to determine the fair value of the separate deliverables. We allocate arrangement consideration across the multiple elements using the relative selling price method.

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

Included in our long-term marketable securities at December 31, 2010 are auction rate securities, or ARS, that are primarily AAA-rated bonds, which are all collateralized by federally-guaranteed student loans. At December 31, 2009, our short- and long-term marketable securities included ARS. ARS are long-term variable rate bonds tied to short-term interest rates that may reset through a “Dutch auction” process that is designed to occur every seven to 35 days. Historically, the carrying value (par value) of ARS approximated fair market value due to the resetting of variable interest rates. Beginning in mid-February 2008 and continuing throughout the period ended December 31, 2010, however, the auctions for ARS then held by us were unsuccessful. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.

In light of these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. The discounted cash flow analysis we performed considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of December 31, 2010 assumed a weighted average discount rate of 3.21% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of December 31, 2010, we have estimated an aggregate pre-tax loss of $13.5 million which was related to the impairment of ARS not deemed to be other-than-temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity.

Despite the failed auctions, we continue to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition we believe it is more likely than not that we will not be required to sell the ARS prior to a recovery of par value and currently intend to hold the investments until such time because we believe we have sufficient cash and other marketable securities on-hand and from projected cash flows from operations. See “Liquidity and Capital Resources” below.

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

Goodwill and Other Intangible Assets:

We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of December 31, 2010 and 2009, we concluded that we had one reporting unit and assigned the entire balance of goodwill to this reporting unit. The fair value of the reporting unit was determined using our market capitalization as of December 31, 2010 and 2009. We performed an impairment test of goodwill as of each of such dates and the tests did not indicate an impairment of goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks and non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Goodwill is carried at its historical cost.

Loss Contingencies:

We define a loss contingency as a condition involving uncertainty as to a possible loss related to a previous event that will not be resolved until one or more future events occur or fail to occur. Our primary loss contingencies relate to pending or threatened litigation. We record a liability for a loss contingency when we believe that it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. When we believe the likelihood of a loss is less than probable and more than remote, we do not record a liability, but we disclose the nature of these loss contingencies in the notes to our consolidated financial statements.

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

We currently have net deferred tax assets, comprised of NOL carryforwards, tax credit carryforwards and deductible temporary differences. Our management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.

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

Uncertainty in income taxes are recognized in our financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As of December 31, 2010, we had unrecognized tax benefits of $15.1 million, including accrued interest and penalties.

Accounting for Stock-Based Compensation:

We issue stock-based compensation awards including stock options, restricted stock, restricted stock units and deferred stock units. Related to such awards, we measure the fair value at the grant date and we recognize such fair value as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have a significant impact on the fair value of stock options, which could have a material impact on our financial statements. Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense recorded and could materially impact our result of operations.

For stock options, restricted stock, restricted stock units and deferred stock units that contain only a service-based vesting feature, we recognize compensation cost on a straight-line basis over the awards’ vesting period. For awards with a performance condition-based vesting feature, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting period, commencing when achievement of the performance condition is deemed probable.

Capitalized Internal-Use Software Costs:

We capitalize the salaries and payroll-related costs, as well as stock-based compensation expense, of employees and consultants who devote time to the development of internal-use software projects. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is complete, we estimate the useful life of the internal-use software, and we periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Results of Operations

Revenues. Total revenues increased 19%, or $163.8 million, to $1,023.6 million for the year ended December 31, 2010 as compared to $859.8 million for the year ended December 31, 2009. Total revenues increased 9%, or $68.8 million, to $859.8 million for the year ended December 31, 2009 as compared to $790.9 million for the year ended December 31, 2008.

We believe that the continued growth in use of the Internet by businesses and consumers was the principal factor driving increased purchases of our services during each of the last several years. We expect this trend to continue in 2011 but at lower rates of growth due to general economic conditions and a leveling off of the rate of increased growth in use of the Internet. As of December 31, 2010, we had 3,483 customers under recurring revenue contracts as compared to 3,122 at December 31, 2009 and 2,858 at December 31, 2008.

A significant portion of the increase in revenues for 2010 as compared to 2009 was driven by traffic growth from our customers in our media and entertainment vertical. Revenues from this traffic growth were partially offset by reduced prices charged to our customers. The increase in revenues from our commerce and enterprise customers for 2010 as compared to 2009 was principally due to increased purchases of value-added services. In our high tech vertical, we experienced an increase in traffic growth as well as an increase in demand for our application performance solution services. The increase in revenues from public sector customers was primarily attributable to the addition of new customers and government contracts. Growth in our commerce vertical contributed to a large portion of our revenue growth for 2009 as compared to 2008. This was attributable to our acquisition of acerno and its advertising services customer base in late 2008; our new advertising decision solutions service offering contributed $23.1 million to such revenue growth. The balance of the increased revenues from our commerce customers, as well as enterprise customers, was principally due to increased purchases of value-added services such as our application performance solution services. The increase in revenues from customers in our high tech vertical was primarily driven by increases in the amount of traffic we delivered. While we also experienced increased traffic from customers in our media and entertainment vertical, the revenues from this traffic growth were offset by reduced prices charged to our customers. The increase in revenues from public sector customers was primarily attributed to the addition of new customers. The following table quantifies the contribution to growth in revenues from different industry verticals in which we sell our services (in millions):

	For the Year Ended December 31, 2010 as compared to 2009	For the Year Ended December 31, 2009 as compared to 2008
Media & Entertainment	$75.9	$(1.2)
Commerce	38.7	35.0
Enterprise	20.0	17.9
High Tech	15.0	8.7
Public Sector	14.2	8.4

Total net increase	$163.8	$68.8

For 2010, 2009 and 2008, 28%, 28% and 25%, respectively, of our total revenues were derived from our operations located outside of the United States, of which 17%, 18% and 18% of total revenues for 2010, 2009 and 2008, respectively, was derived from operations in Europe. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2011 to remain consistent as compared to 2010.

Resellers accounted for 18% of total revenues in 2010, 18% in 2009 and 16% in 2008. For 2010, 2009 and 2008, no single customer accounted for 10% or more of total revenues.

Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and stock-based compensation expense for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services, and amortization of internal-use software.

Cost of revenues was comprised of the following (in millions):

	For the Years Ended December 31,
	2010	2009	2008
Bandwidth and service-related fees	$79.9	$73.6	$79.3
Co-location fees	96.1	72.1	57.5
Payroll and related costs of network operations personnel	14.0	11.6	10.8
Stock-based compensation, including amortization of prior capitalized amounts	10.3	8.6	6.6
Depreciation and impairment of network equipment	76.3	63.7	55.2
Amortization of internal-use software	26.8	20.3	13.2

Total cost of revenues	$303.4	$249.9	$222.6

Cost of revenues increased 21%, or $53.5 million, to $303.4 million for the year ended December 31, 2010 as compared to $249.9 million for the year ended December 31, 2009. Cost of revenues increased 12%, or $27.3 million, to $249.9 million for the year ended December 31, 2009 as compared to $222.6 million for the year ended December 31, 2008. In each instance, these increases were primarily due to an increase in the amounts paid to network providers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, an increase in co-location costs as we deployed more servers, and increases in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure. Additionally, in each of 2010, 2009 and 2008, cost of revenues included stock-based compensation expense and amortization of capitalized stock-based compensation; such expense increased by $1.7 million in 2010 as compared to 2009 and $2.0 million in 2009 as compared to 2008. Cost of revenues during each of 2010, 2009 and 2008 also included credits received of approximately $7.1 million, $3.5 million and $3.3 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, are unpredictable.

We have long-term purchase commitments for bandwidth usage and co-location with various networks and Internet service providers. As of December 31, 2010 our current minimum commitments for the years ending December 31, 2011, 2012, 2013, 2014 and 2015 were approximately $72.1 million, $6.8 million, $0.9 million, $43,000 and $32,000, respectively.

We believe cost of revenues will increase in 2011 as compared to 2010. We expect to deploy more servers and to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic and co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for 2011, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test, deploy and enhance our services and our network. Research and development costs are expensed as incurred, except for certain internal-use software development costs eligible for capitalization. During the years ended December 31, 2010, 2009 and 2008, we capitalized software development costs of $31.1 million, $25.8 million and $23.9 million, respectively, net of impairments. These development costs consisted of external consulting, payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, for the years ended December 31, 2010, 2009 and 2008, we capitalized as internal-use software $7.6 million, $6.2 million and $7.4 million, respectively, of non-cash stock-based compensation. We amortize these capitalized internal-use software costs to cost of revenues over their estimated useful lives of two years.

Research and development expenses increased 25%, or $11.1 million, to $54.8 million for the year ended December 31, 2010 as compared to $43.7 million for the year ended December 31, 2009. Research and development expenses increased 11%, or $4.4 million, to $43.7 million for the year ended December 31, 2009 as compared to $39.2 million for the year ended December 31, 2008. The increase in research and development expenses in 2010 as compared to 2009 was due to increases in payroll and related costs and stock-based compensation, partially offset by higher capitalized salaries. The increase in research and development expenses in 2009 as compared to 2008 was also due to increases in payroll and related costs, partially offset by higher capitalized salaries and a decrease in stock-based compensation expense. The following table quantifies the net changes in the various components of our research and development expenses for the periods presented (in millions):

	Increase (Decrease) in Research and Development Expenses
	2010 to 2009	2009 to 2008
Payroll and related costs	$11.6	$5.5
Stock-based compensation	3.6	(0.1)
Capitalized salaries and other	(4.1)	(1.0)

Total net increase	$11.1	$4.4

We believe that research and development expenses will increase in 2011 as compared to 2010 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our other service offerings.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 26%, or $47.3 million, to $226.7 million for the year ended December 31, 2010 as compared to $179.4 million for the year ended December 31, 2009. Sales and marketing expenses increased 9%, or $15.1 million, to $179.4 million for the year ended December 31, 2009 as compared to $164.4 million for the year ended December 31, 2008. The increase in sales and marketing expenses during 2010 as compared to 2009 was primarily due to higher payroll and related costs, particularly commissions for sales and sales support personnel, attributable to revenue growth and an increase in stock-based compensation, marketing and related costs and an increase in other expenses, such as travel costs, which was partially offset by a reduction in training and conference costs. The increase in sales and marketing expenses during 2009 as compared to 2008 was primarily due to higher payroll and related costs. In 2009, these increases were partially offset by a reduction in marketing and related costs, as well as a decrease in other expenses, such as travel costs, as compared to 2008.

The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	Increase (Decrease) in Sales and Marketing Expenses
	2010 to 2009	2009 to 2008
Payroll and related costs	$33.0	$17.0
Stock-based compensation	8.1	1.1
Marketing and related costs	3.9	(2.1)
Other expense	2.3	(0.9)

Total net increase	$47.3	$15.1

We expect that sales and marketing expenses will increase in 2011 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued growth in the number of our sales and marketing personnel.

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

General and administrative expenses increased 15%, or $21.7 million, to $167.8 million for the year ended December 31, 2010 as compared to $146.1 million for the year ended December 31, 2009. General and administrative expenses increased 7%, or $10.1 million, to $146.1 million for the year ended December 31, 2009 as compared to $136.0 million for the year ended December 31, 2008. The increase in general and administrative expenses during 2010 as compared to 2009 was primarily due to an increase in payroll and related costs as a result of headcount growth, an increase in stock-based compensation, facilities-related costs and other expenses such as non-capitializable equipment purchases and maintenance. These increases were partially offset by reductions in the provision for doubtful accounts during 2010 as compared to 2009. The increase in general and administrative expenses during 2009 as compared to 2008 was primarily due to an increase in payroll and related costs as a result of headcount growth. Additionally, facilities-related costs and amortization of leasehold improvements increased as a result of office expansions. The increase in 2009 as compared to 2008 was also attributable to an increase in the provision for doubtful accounts. These increases were offset by a reduction in legal fees during 2009 as compared to 2008.

The following table quantifies the net increase in various components of our general and administrative expenses for the periods presented (in millions):

	Increase (Decrease) in General and Administrative Expenses
	2010 to 2009	2009 to 2008
Payroll and related costs	$13.3	$3.2
Stock-based compensation	5.4	0.1
Non-income taxes	0.1	0.3
Facilities-related costs	2.6	4.4
Depreciation and amortization	0.7	3.8
Provision for doubtful accounts	(7.0)	3.2
Legal fees	1.1	(5.4)
Consulting and advisory services	(0.1)	1.0
Other expenses	5.6	(0.5)

Total net increase	$21.7	$10.1

We expect general and administrative expenses to increase in 2011 as compared to 2010 due to increased payroll and related costs attributable to increased hiring.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets remained consistent at $16.7 million for each of the years ended December 31, 2010 and 2009. Amortization of other intangible assets increased 20%, or $2.8 million, to $16.7 million for the year ended December 31, 2009 as compared to $13.9 million for the year ended December 31, 2008. The increase in amortization of other intangible assets in 2009 as compared to 2008 was due to a full year of amortization of intangible assets from the acquisition of acerno in November 2008. Based on current circumstances, amortization expense is expected to be approximately $16.9 million, $15.9 million, $13.1 million, $7.6 million and $5.1 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 22%, or $3.5 million, to $12.2 million for the year ended December 31, 2010 as compared to $15.6 million for the year ended December 31, 2009. Interest income decreased 37%, or $9.1 million, to $15.6 million for the year ended December 31, 2009 as compared to $24.8 million for the year ended December 31, 2008. The decreases in 2010 as compared to 2009 and in 2009 as compared to 2008 were primarily due to lower interest rates earned on our investments during the comparable periods.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense decreased 40%, or $1.1 million, to $1.7 million for the year ended December 31, 2010 as compared to $2.8 million for the year ended December 31, 2009. Interest expense remained consistent at $2.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Interest expense during these periods was primarily attributable to interest payable on the outstanding amount of our 1% convertible senior notes. The decrease in interest expense in 2010 resulted from the conversion of common stock of an aggregate of $199.8 million in principal amount of our 1% convertible notes. As of December 31, 2010, we had no outstanding interest-bearing indebtedness requiring the payment of interest.

Other (Expense) Income, net. Other (expense) income, net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. Other (expense) income, net decreased $2.6 million to $2.5 million of expense for the year ended December 31, 2010 as compared to $0.2 million of income for the year ended December 31, 2009. Other income, net decreased 65%, or $0.3 million, to $0.2 million for the year ended December 31, 2009 as compared to $0.5 million for the year ended December 31, 2008. Other (expense) income, net for the year ended December 31, 2010 consisted of foreign exchange losses. Other income, net for the year ended December 31, 2009 consisted of $0.8 million of gains on legal settlements and $1.1 million of gains on divesture of certain assets, offset by $1.7 million of foreign exchange losses. Other income, net for the year ended December 31, 2008 consisted mostly of foreign exchange gains. Other (expense) income, net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings and other events.

Gain (Loss) on Investments, net. During the year ended December 31, 2010, we recorded a net gain on investments of $0.4 million primarily related to the sale of marketable securities. Additionally, during 2010 we recorded a gain of $9.6 million due to a decrease in the other-than-temporary impairment of certain ARS and a loss of $9.6 million on a put option related to our ARS holdings. During the year ended December 31, 2009, we recorded a net gain on investments of $0.8 million, which primarily related to an unrealized gain of $3.3 million from a decrease in the other-than-temporary impairment of certain marketable securities and an unrealized loss of $2.9 million on a put option related to our ARS holdings. During the year ended December 31, 2008, we recorded a net loss on investments of $0.2 million, which reflects a loss of $12.9 million due to other-than-temporary impairments on certain marketable securities; a gain of $12.5 million realized on a put option related to our ARS received from one of our investment advisors in November 2008; and a gain of $0.2 million on the sale of marketable securities.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2010, we recorded a loss on early extinguishment of debt of $0.3 million as a result of early conversions of $151.7 million in principal of our 1% convertible notes into shares of our common stock

Provision for Income Taxes. For the year ended December 31, 2010, our effective tax rate of 34.7% was lower than the 35% statutory federal income tax rate applicable to corporations due primarily to benefit recorded for research and development tax credits partially offset by the state income taxes. For the years ended December 31, 2009 and December 31, 2008, our effective tax rates of 38.5% and 38.1%, respectively, were higher than the 35% statutory federal income tax rate due primarily to state income taxes and the effect of non-deductible stock-based compensation, partially offset by the benefit recorded for research and development tax credits.

Provision for income taxes remained consistent at $91.2 million for the year ended December 31, 2010 as compared to $91.3 million for the year ended December 31, 2009. Provision for income taxes increased by 2%, or $1.9 million, to $91.3 million for the year ended December 31, 2009 as compared to $89.4 million for the year ended December 31, 2008. The slight decrease from 2009 to 2010 was due to a decrease in the effective tax rate, offset by an increase in operating income. The increase from 2008 to 2009 was primarily due to an increase in our operating income.

While we expect our consolidated annualized effective tax rate in 2011 to remain relatively consistent with 2010, this expectation does not take into consideration the effect of discrete items recorded as a result of stock-based compensation or any potential tax planning strategies. Our effective tax rate could be materially different depending on the nature and timing of the disposition of incentive and other employee stock options. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. In 2010, due to our continued utilization of available NOLs and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. We expect to utilize substantially all of our tax credit carryforwards in 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

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

We consider fully-taxed normalized net income and fully-taxed normalized net income per diluted common share to be important indicators of our overall performance as they eliminate the effects of events that are either not part of our core operations or are non-cash. We define fully-taxed normalized net income as net income determined in accordance with GAAP excluding the following pre-tax items: amortization of other acquired intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition related costs (benefits), certain gains and losses on investments and loss on early extinguishment of debt.

The following table reconciles GAAP net income to fully-taxed normalized net income and fully-taxed normalized net income per diluted share for the years ended December 31, 2010, 2009 and 2008:

	Unaudited
	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net income	$171,220	$145,913	$145,138
Amortization of other acquired intangible assets	16,657	16,722	13,905
Stock-based compensation	76,468	58,797	57,899
Amortization of capitalized stock-based compensation	7,509	6,413	4,212
(Gain) loss on investments, net	—	(457)	157
Utilization of tax NOLs/credits*	—	—	—
Loss on early extinguishment of debt	299	—	—
Acquisition related costs (benefits)	(415)	—	—
Restructuring charge	—	454	2,509

Total fully-taxed normalized net income	$271,738	$227,842	$223,820

Fully-taxed normalized net income per diluted share	$1.43	$1.22	$1.20

Shares used in GAAP net income per diluted share calculation	190,650	188,658	186,685
Less: tax effect of stock-based compensation under the treasury stock method	—	—	697

Shares used in fully-taxed normalized net income per diluted share calculation	190,650	188,658	187,382

*	For the year ended December 31, 2009 and 2008, we previously reported Utilization of tax NOLs/credits of $84,203 and $84,722, respectively, which increased our non-GAAP net income. Beginning in 2010, we no longer include Utilization of tax NOLs/credits in determining our non-GAAP net income due to the expectation of fully utilizing most of our NOLs and tax credit carryforwards in 2010.

We consider Adjusted EBITDA to be another important indicator of our operational strength and the performance of our business and a good measure of our historical operating trend. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as net income determined in accordance with GAAP excluding interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition related costs (benefits), certain gains and losses on investments, foreign exchange gains and losses, loss on early extinguishment of debt, and gains or losses on legal settlements.

The following table reconciles GAAP net income to Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008:

	Unaudited
	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net income	$171,220	$145,913	$145,138
Amortization of other acquired intangible assets	16,657	16,722	13,905
Stock-based compensation	76,468	58,797	57,899
Amortization of capitalized stock-based compensation	7,509	6,413	4,212
(Gain) loss on investments, net	—	(457)	157
Utilization of tax NOLs/credits*	—	—	—
Loss on early extinguishment of debt	299	—	—
Acquisition related costs (benefits)	(415)	—	—
Restructuring charge	—	454	2,509
Interest income, net of interest expense	(10,862)	(13,132)	(21,967)
Provision for income taxes	91,152	91,319	89,397
Depreciation and amortization	119,076	99,358	79,964
Other loss (income), net	2,468	(163)	(461)

Adjusted EBITDA	$473,572	$405,224	$370,753

These non-GAAP financial measures should be used in addition to and in conjunction with results presented in accordance with GAAP.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercise of stock awards and cash generated by operations.

As of December 31, 2010, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, United States treasury and government agency securities, commercial paper, corporate debt securities and student loan-backed ARS, totaled $1,243.4 million. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

We held approximately $150.8 million and $274.9 million in par value of ARS at December 31, 2010 and 2009, respectively. ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the ARS in our portfolio are mortgage-backed or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auctions, which failures continued throughout the period ended December 31, 2010. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2011 or in the foreseeable future. In November 2008, we entered into an agreement with one of our investment advisors that provided for the repurchase, beginning on June 30, 2010, of all of the ARS we purchased through such financial advisor if we have been unable to achieve liquidity with respect to such securities before that time. In early July 2010, we exercised our put right under the agreement, and the investment advisor repurchased $30.5 million of ARS at par value.

Net cash provided by operating activities decreased by $22.0 million to $402.5 million for the year ended December 31, 2010 as compared to $424.4 million for the year ended December 31, 2009. The change in net cash provided by operating activities for the year ended December 31, 2010 as compared the year ended December 31, 2009 was primarily due to an increase in net income and depreciation and amortization expense, offset by an increase in working capital, an increase in our excess tax benefits from stock-based compensation and a decrease in our provision for deferred income taxes. Cash provided by operating activities increased by $80.9 million to $424.4 million for the year ended December 31, 2009 as compared to $343.5 million for the year ended December 31, 2008. We expect that cash provided by operating activities will increase as a result of an expected increase in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries and higher commissions. Current economic conditions could negatively impact our cash provided by operating activities if we are unable to manage our days sales outstanding or our business otherwise deteriorates.

Net cash used in investing activities was $335.4 million for the year ended December 31, 2010 as compared to $357.5 million for the year ended December 31, 2009. Net cash used in investing activities was $364.4 million for the year ended December 31, 2008. Cash used in investing activities for 2010 reflects purchases of short- and long-term marketable securities of $1,146.5 million, purchases of property and equipment of $192.0 million, including the capitalization of internal-use software development costs, cash paid for the acquisition of substantially all of the assets of Velocitude of $12.7 million, and an increase in other investments of $0.5 million. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $1,015.8 million. Cash used in investing activities for 2009 reflects a $5.8 million earn-out payment associated with our purchase of acerno, purchases of short- and long-term marketable securities of $790.4 million and purchases of property and equipment of $108.1 million, including the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $545.1 million. Net cash used in investing activities for 2008 reflects the purchase of acerno in November 2008 for $83.7 million, purchases of short- and long-term marketable securities of $533.1 million and purchases of property and equipment of $115.4 million, including capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by the proceeds from sales and maturities of short- and long-term marketable securities of $367.7 million. For 2011, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 16% of total revenue for the year. We expect to fund such capital expenditures through cash generated from operations.

Cash used in financing activities was $17.7 million for the year ended December 31, 2010 as compared to $42.5 million used in financing activities for the year ended December 31, 2009. Cash provided by financing activities was $33.1 million for the year ended December 31, 2008. Cash used in financing activities for the year-ended December 31, 2010 consisted of $92.4 million related to a common stock repurchase program we initiated in April 2009 and extended in April 2010. This amount was offset by cash provided by financing activities for the year ended December 31, 2010, which included proceeds of $45.8 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $29.0 million related to excess tax benefits from stock-based compensation. Cash used in financing activities for the year-ended December 31, 2009 consisted of $66.5 million related to a common stock repurchase program we initiated in April 2009. This amount was offset by cash provided by financing activities for the year ended December 31, 2009, which included proceeds of $21.7 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $2.2 million related to excess tax benefits from stock-based compensation. Cash provided by financing activities for the year ended December 31, 2008 included proceeds of $22.0 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $11.2 million related to excess tax benefits from stock-based compensation.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenue, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure, including debt and equity repurchases and issuances, stock option exercises, sales of equity investments and similar events.

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Years Ended December 31,
	2010	2009	2008
Cash, cash equivalents and marketable securities balance as of December 31, 2009, 2008 and 2007, respectively	$1,061.5	$771.6	$633.5

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	1,027.7	893.0	786.6
Payments to vendors	(556.4)	(383.6)	(378.3)
Payments for employee payroll	(247.3)	(204.1)	(184.2)
Common stock repurchases	(92.4)	(66.5)	—
Realized and unrealized gains (losses) on marketable investments and other investment-related assets, net	6.5	20.0	(38.3)
Debt interest and premium payments	(1.3)	(2.0)	(2.0)
Stock option exercises and employee stock purchase plan issuances	45.8	21.7	22.0
Cash used in business acquisitions	(12.7)	(5.8)	(83.7)
Interest income	12.2	15.6	24.8
Other	(0.2)	1.6	(8.8)

Net increase	181.9	289.9	138.1

Cash, cash equivalents and marketable securities balance as of December 31, 2010, 2009 and 2008, respectively	$1,243.4	$1,061.5	$771.6

As part of an agreement entered into with one of our investment advisors under which it agreed to repurchase all of our ARS held with that investment advisor beginning on June 30, 2010 if we had been unable to achieve liquidity with respect to such ARS before then, we were also offered the ability to enter into a line of credit that would be collateralized by the underlying ARS investments. In January 2009, the line of credit was approved by the investment advisor. In early July 2010, we exercised our put right under the agreement, and the investment advisor repurchased $30.5 million of ARS at the par value. The unused letter of credit has expired.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2010, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Real estate operating leases	$156.2	$25.3	$40.9	$35.7	$54.3
Bandwidth and co-location agreements	79.9	72.1	7.7	0.1	—
Open vendor purchase orders	80.8	80.8	—	—	—

Total contractual obligations	$316.9	$178.2	$48.6	$35.8	$54.3

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2010, we had unrecognized tax benefits of $15.1 million, which included $4.3 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2011. We are not, however, able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Letters of Credit

As of December 31, 2010, we had outstanding $5.3 million in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility leases. Approximately $0.3 million and $45,000 of these letters of credit are collateralized by restricted marketable securities and are classified as short-term and long-term marketable securities, respectively, on our consolidated balance sheet at December 31, 2010. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through August 2014. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

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

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board, or FASB, issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides an alternative method for establishing the selling price for a deliverable. When VSOE or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop an estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We have elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2010 on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2010. To date, we have been able to determine the selling price for each element in multiple element arrangements based on VSOE for each respective element. Specifically, the selling price is determined based upon the price charged when the element is sold separately or based on the renewal rate for services contractually offered to the customer. As a result, the adoption of this guidance did not have a material impact on our consolidated financial statements. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements based on current go-to-market strategies due to the existence of VSOE across our service offerings.

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

In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard will be effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance is not expected to have a material impact on our financial position or results of operations.

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

At December 31, 2010, we held $150.8 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these ARS investments. Such analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of December 31, 2010 assumed a weighted average discount rate of 3.21% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for recent debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of December 31, 2010, we have estimated an aggregate pre-tax loss of $13.5 million, which related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity. The impact for the year ended December 31, 2010 was a pre-tax gain of $7.2 million included in accumulated other comprehensive loss within stockholders’ equity related to ARS having impairments deemed to be temporary. The aggregate gain in the fair value of ARS experienced in the year ended December 31, 2010 was due primarily to a decrease in the weighted average discount rate used in the computation of fair values from 3.98% used as of December 31, 2009 to 3.21% used as of December 31, 2010.

Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If, as of December 31, 2010, we had used a term of three years or seven years and discount rate of 3.21%, the gross unrealized loss on the $150.8 million in par value of ARS classified as available-for-sale would have been $9.0 million or $20.1 million, respectively. If we had used a term of five years and discount rate of 2.21% or 4.21%, the gross unrealized loss on the $150.8 million in par value of ARS classified as available-for-sale would have been $6.6 million or $20.1 million, respectively.

During November 2008, we entered into an agreement with one of our investment advisors providing for it to repurchase the ARS held through such advisor at par value beginning on June 30, 2010 if we were unable to liquidate such ARS before that date. The ARS covered by this agreement had a par value of $30.5 million at June 30, 2010. At any time during the period up until June 2010, our investment advisor could have called the ARS at par value but did not do so. In early July 2010, we exercised the put option incorporated in the agreement, and the investment advisor repurchased $30.5 million of our ARS holdings at par value. We elected to apply the fair value option permitted under the relevant accounting standard to the put option. The fair value of the put option was determined by comparing the fair values of the related ARS, as described above, to their par values and also considered the credit risk associated with our investment advisor. As of December 31, 2009, the fair value of the put option was $9.6 million. During the year ended December 31, 2010, we recorded a loss of $9.6 million, which offset the related ARS gain of $9.6 million, included in gain (loss) on investments, net in the consolidated statement of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2011

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$231,866	$181,305
Marketable securities (including restricted securities of $272 and $602 at December 31, 2010 and 2009, respectively)	375,005	385,436
Accounts receivable, net of reserves of $5,232 and $10,579 at December 31, 2010 and 2009, respectively	175,366	154,269
Prepaid expenses and other current assets	48,029	31,649
Deferred income tax assets	28,201	8,514

Total current assets	858,467	761,173
Property and equipment, net	255,929	182,404
Marketable securities (including restricted securities of $45 and $36 at December 31, 2010 and 2009, respectively)	636,531	494,743
Goodwill	452,914	441,347
Other intangible assets, net	62,456	76,273
Deferred income tax assets	75,226	127,154
Other assets	11,153	4,416

Total assets	$2,352,676	$2,087,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,375	$23,997
Accrued expenses and other current liabilities	94,661	68,566
Deferred revenue	23,808	34,184
Accrued restructuring	307	791
1% convertible senior notes	—	199,755

Total current liabilities	145,151	327,293
Deferred revenue	3,642	2,677
Other liabilities	26,278	18,818

Total liabilities	175,071	348,788

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 192,383,121 shares issued and 186,603,380 shares outstanding at December 31, 2010; 174,575,502 shares issued and 171,248,356 shares outstanding at December 31, 2009	1,924	1,746
Additional paid-in capital	4,970,278	4,615,774
Treasury stock, at cost, 5,779,741 shares at December 31, 2010 and 3,327,146 shares at December 31, 2009	(158,261)	(66,301)
Accumulated other comprehensive loss	(5,741)	(10,682)
Accumulated deficit	(2,630,595)	(2,801,815)

Total stockholders’ equity	2,177,605	1,738,722

Total liabilities and stockholders’ equity	$2,352,676	$2,087,510

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)

Revenues	$1,023,586	$859,773	$790,924

Cost and operating expenses:
Cost of revenues	303,403	249,938	222,610
Research and development	54,766	43,658	39,243
Sales and marketing	226,704	179,421	164,365
General and administrative	167,779	146,100	136,028
Amortization of other intangible assets	16,657	16,722	13,905
Restructuring charge	—	454	2,509

Total cost and operating expenses	769,309	636,293	578,660

Income from operations	254,277	223,480	212,264
Interest income	12,163	15,643	24,792
Interest expense	(1,697)	(2,839)	(2,825)
Other (expense) income, net	(2,468)	163	461
Gain (loss) on investments, net	396	785	(157)
Loss on early extinguishment of debt	(299)	—	—

Income before provision for income taxes	262,372	237,232	234,535
Provision for income taxes	91,152	91,319	89,397

Net income	$171,220	$145,913	$145,138

Net income per weighted average share:
Basic	$0.97	$0.85	$0.87
Diluted	$0.90	$0.78	$0.79
Shares used in per share calculations:
Basic	177,309	171,425	167,673
Diluted	190,650	188,658	186,685

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$171,220	$145,913	$145,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,242	122,494	98,080
Amortization of deferred financing costs	507	840	840
Stock-based compensation expense	76,468	58,797	57,899
Provision for deferred income taxes, net	62,462	81,706	81,698
Provision for doubtful accounts	1,546	6,727	2,575
Excess tax benefits from stock-based compensation	(28,973)	(2,236)	(11,176)
Non-cash portion of loss on early extinguishment of debt	299	—	—
Non-cash portion of restructuring charge (benefit)	—	—	(842)
(Gain) loss on investments and disposal of property and equipment, net	(428)	(391)	242
Gain on divesture of certain assets	—	(1,062)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,563)	(1,159)	(21,474)
Prepaid expenses and other current assets	(12,089)	(5,020)	(5,471)
Accounts payable, accrued expenses and other current liabilities	20,529	10,255	(4,181)
Deferred revenue	(9,454)	5,871	(1,492)
Accrued restructuring	(617)	(1,067)	1,216
Other non-current assets and liabilities	1,306	2,744	442

Net cash provided by operating activities	402,455	424,412	343,494

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(12,668)	(5,779)	(83,719)
Purchases of property and equipment	(159,276)	(80,918)	(90,369)
Capitalization of internal-use software costs	(32,769)	(27,229)	(25,017)
Purchases of short- and long-term marketable securities	(1,146,493)	(790,351)	(533,069)
Proceeds from sales and redemptions of short- and long-term marketable securities	691,227	403,559	182,255
Proceeds from maturities of short- and long-term marketable securities	324,606	141,544	185,397
Increase in other investments	(500)	—	—
Proceeds from sale of property and equipment	176	93	82
Proceeds from divesture of certain assets	—	1,350	—
Decrease in restricted investments held for security deposits	338	233	—

Net cash used in investing activities	(335,359)	(357,498)	(364,440)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	45,776	21,724	21,966
Excess tax benefits from stock-based compensation	28,973	2,236	11,176
Repurchases of common stock	(92,425)	(66,497)	—

Net cash (used in) provided by financing activities	(17,676)	(42,537)	33,142

Effects of exchange rate changes on cash and cash equivalents	1,141	854	(1,200)

Net increase in cash and cash equivalents	50,561	25,231	10,996
Cash and cash equivalents at beginning of year	181,305	156,074	145,078

Cash and cash equivalents at end of year	$231,866	$181,305	$156,074

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,258	$1,998	$1,999
Cash paid for income taxes	26,200	20,989	11,870
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$7,818	$6,280	$7,436
Common stock issued upon conversion of 1% convertible senior notes	199,755	100	—
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(430)	(427)	(3,126)

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accu- mulated Other Compre- hensive Income (Loss)	Accu- mulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount
Balance at December 31, 2007	166,212,638	$1,662	$4,446,703	$—	$3,053	$(3,092,866)	$1,358,552
Comprehensive income:
Net income						145,138	145,138	$145,138
Foreign currency translation adjustment					(4,038)		(4,038)	(4,038)
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					(23,365)		(23,365)	(23,365)

Comprehensive income								$117,735

Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units	2,920,692	29	14,734				14,763
Issuance of common stock under employee stock purchase plan	348,584	4	7,199				7,203
Stock-based compensation			64,513				64,513
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(110,239)	(1)	(3,125)				(3,126)
Tax benefits from stock-based award activity, net			9,133				9,133
Stock-based compensation from awards issued to non-employees for services rendered			(3)				(3)

Balance at December 31, 2008	169,371,675	1,694	4,539,154	—	(24,350)	(2,947,728)	1,568,770
Comprehensive income:
Net income						145,913	145,913	$145,913
Foreign currency translation adjustment					1,933		1,933	1,933
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					11,735		11,735	11,735

Comprehensive income								$159,581

Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units	4,479,139	45	11,983				12,028
Issuance of common stock under employee stock purchase plan	727,449	7	9,794				9,801
Stock-based compensation			65,004				65,004
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(9,233)	—	(427)				(427)
Tax shortfalls from stock-based award activity, net			(9,880)				(9,880)
Stock-based compensation from awards issued to non-employees for services rendered			46				46
Issuance of common stock upon conversion of 1% convertible senior notes	6,472	—	100				100
Repurchases of common stock	(3,327,146)			(66,301)			(66,301)

Balance at December 31, 2009	171,248,356	1,746	4,615,774	(66,301)	(10,682)	(2,801,815)	1,738,722

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accu- mulated Other Compre- hensive Income (Loss)	Accu- mulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount
Balance at December 31, 2009	171,248,356	1,746	4,615,774	(66,301)	(10,682)	(2,801,815)	1,738,722
Comprehensive income:
Net income						171,220	171,220	$171,220
Foreign currency translation adjustment					1,172		1,172	1,172
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					3,769		3,769	3,769

Comprehensive income								$176,161

Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units	4,413,894	44	33,581				33,625
Issuance of common stock under employee stock purchase plan	474,242	5	12,146				12,151
Stock-based compensation			84,268				84,268
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(9,612)	—	(430)				(430)
Tax benefit from stock-based award activity, net			25,303				25,303
Stock-based compensation from awards issued to non-employees for services rendered			10				10
Issuance of common stock upon conversion of 1% convertible senior notes	12,929,095	129	199,626				199,755
Repurchases of common stock	(2,452,595)			(91,960)			(91,960)

Balance at December 31, 2010	186,603,380	$1,924	$4,970,278	$(158,261)	$(5,741)	$(2,630,595)	$2,177,605

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:

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

When more than one element is contained in a revenue arrangement, the Company determines the fair value for each element in the arrangement based on vendor-specific objective evidence (“VSOE”) for each respective element, including any renewal rates for services contractually offered to the customer. For arrangements in which the Company is unable to establish VSOE, third-party evidence, or TPE, of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which the Company is unable to establish VSOE or TPE for each element, the Company uses the best estimate of selling price, or BESP, to determine the fair value of the separate deliverables. The Company allocates arrangement consideration across the multiple elements using the relative selling price method.

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

Research and Development Costs and Capitalized Internal-Use Software

Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation and enhancement of the Company’s services and network. Costs incurred in the development of the Company’s services are expensed as incurred, except certain software development costs eligible for capitalization. Costs incurred during the application development stage of internal-use software projects, such as those used in the Company’s network operations, are capitalized in accordance with the accounting guidance for costs of computer software developed for internal use. Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation expense for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization of the asset commences when the software is complete and placed in service. The Company amortizes completed internal-use software to cost of revenues over an estimated life of two years. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2010, its concentration of credit risk related to cash equivalents and marketable securities was not significant, except as described below with respect to its investments in auction rate securities. Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2010, 2009 and 2008, no customer accounted for more than 10% of total revenues. As of December 31, 2010 one customer had an account receivable balance greater than 10%. As of December 31, 2009, no customer had an account receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2010, its concentration of credit risk related to accounts receivable was not significant.

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

The Company currently has net deferred tax assets consisting of net operating loss (“NOL”) carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.

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

Uncertainty in income taxes are recognized in the Company’s financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As of December 31, 2010, the Company had unrecognized tax benefits of $15.1 million, including accrued interest and penalties (see Note 18).

In November 2005, the FASB issued guidance for the transition election to accounting for the tax effect of stock-based payment awards. The Company elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to the authoritative guidance for accounting for stock-based compensation. Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, the Company elected to use the “long-form method,” as provided in the guidance for stock-based compensation to determine the pool of windfall tax benefits upon adoption of the guidance. The long-form method required the Company to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of the guidance for stock-based payment, subject to adjustments for NOL carryforwards. The Company’s accounting policy is to use the tax law ordering approach related to intra-period tax allocation for utilization of tax attributes. This approach provides that tax benefits should generally be allocated based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes. In addition, the Company has elected that only direct effects of equity awards are considered in the calculation of windfalls or shortfalls.

Foreign Currency Translation

Akamai has determined that the functional currency of each of its foreign subsidiaries is each respective subsidiary’s local currency, except for its subsidiary in Switzerland for which the functional currency was determined to be U.S. dollars. The assets and liabilities of these subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other (expense) income, net. For the years ended December 31, 2010 and 2009, the Company recorded net foreign currency losses of $2.5 million and $1.7 million, respectively, in the consolidated statement of operations. The Company recorded net foreign currency gains of $0.5 million for the year ended December 31, 2008 in the consolidated statements of operations.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase. Total cash, cash equivalents and marketable securities were $1,243.4 million and $1,061.5 million at December 31, 2010 and 2009, respectively.

Short-term marketable securities consist of corporate, government and other securities with remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term marketable securities consist of corporate, government and other securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include investments that are restricted as to use. As of December 31, 2010 and 2009, the Company had $0.3 million and $0.6 million, respectively, of restricted marketable securities, generally representing collateral for irrevocable letters of credit related to facility leases.

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

Included in the Company’s long-term marketable securities at December 31, 2010 and 2009 are auction rate securities (“ARS”) that are primarily AAA-rated bonds, which all are collateralized by federally guaranteed student loans. See Note 6 below for a discussion of the Company’s ARS holdings.

In January 2008, the Company adopted the accounting standard for the fair value option for financial assets and liabilities that permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the years ended December 31, 2010 and 2009, except for the put option related to the Company’s ARS.

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

A change in the hierarchy of an investment from its current level will be reflected in the period during which the pricing methodology of such investment changed. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 will be made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2010 and 2009.

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

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed impairment tests of goodwill as of December 31, 2010 and 2009. These tests did not result in an impairment to goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks, non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset (see Note 3). Goodwill is carried at its historical cost.

Valuation of Other Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, a significant decrease in the Company’s market capitalization, facility closure or work-force reductions, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. The Company did not have any indications of impairment for the years ended December 31, 2010, 2009 and 2008.

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

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $0.5 million, $0.7 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables. This guidance provides an alternative method for establishing the selling price for a deliverable. When VSOE or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop an estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The Company has elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for all new or materially modified arrangements entered into on or after January 1, 2010. To date, the Company has been able to determine the selling price for each element in its multiple element arrangements based on VSOE for each respective element. Specifically, the selling price is determined based upon the price charged when the element is sold separately or based on the renewal rate for services contractually offered to the customer. As a result, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements based on current go-to-market strategies due to the existence of VSOE across the Company’s service offerings.

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

In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard will be effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance is not expected to have a material impact on the Company’s financial position or results of operations.

3.	Business Acquisitions:

In November 2008, the Company acquired aCerno, Inc. (“acerno”), and in June 2010, the Company acquired substantially all of the assets and liabilities of Velocitude LLC (“Velocitude”). The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s consolidated financial results.

Velocitude

On June 10, 2010, the Company acquired substantially all of the assets and liabilities of Velocitude in exchange for payment of approximately $12.0 million in cash. In addition, the Company recorded a liability of $2.4 million for contingent consideration related to the expected achievement of certain post-closing milestones. During the year ended December 31, 2010, the Company paid $0.7 million related to achievement of some of these milestones and decreased the fair value of the liability by $0.7 million which was recorded as a reduction to general and administrative expenses. The remaining amount of $1.0 million is expected to be paid, if at all, over the next 12 months. The acquisition of the assets of Velocitude was intended to further Akamai’s strategic position in the mobile market and was accounted for using the purchase method of accounting. The Company allocated $11.6 million of the cost of the acquisition to goodwill and $2.8 million to other intangible assets.

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

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2010	2009	2008
Numerator:
Net income	$171,220	$145,913	$145,138
Add back of interest expense on 1% convertible senior notes (net of tax)	1,059	1,746	1,757

Numerator for diluted net income per common share	$172,279	$147,659	$146,895

Denominator:
Denominator for basic net income per common share	177,309	171,425	167,673
Effect of dilutive securities:
Stock options	3,821	2,805	4,009
Effect of escrow contingencies	254	342	351
Restricted stock units and deferred stock units	1,395	1,153	1,716
Assumed conversion of 1% convertible senior notes	7,871	12,933	12,936

Denominator for diluted net income per common share	190,650	188,658	186,685

Basic net income per common share	$0.97	$0.85	$0.87
Diluted net income per common share	$0.90	$0.78	$0.79

Outstanding options to acquire an aggregate of 1.3 million, 3.1 million and 2.6 million shares of common stock as of December 31, 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. Additionally, 3.2 million, 3.6 million and 1.9 million shares of common stock issuable in respect of outstanding restricted stock units were excluded from the computation of diluted net income per share for the years ended December 31, 2010, 2009 and 2008, respectively, because the performance conditions had not been met as of those dates.

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

5.	Accumulated Other Comprehensive Loss:

Comprehensive income (loss) consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest all undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and consisted of the following (in thousands):

	December 31,
	2010	2009
Net unrealized (loss) gain on investments, net of tax of $5,005 at December 31, 2010 and $7,345 at December 31, 2009	$(7,844)	$(11,613)
Foreign currency translation adjustments	2,103	931

Accumulated other comprehensive loss	$(5,741)	$(10,682)

6.	Marketable Securities and Investments:

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

The following is a summary of marketable securities and other investment-related assets held at December 31, 2010 and 2009 (in thousands).

	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
As of December 31, 2010		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$96	$—	$—	$—	$96	$51	$45
Commercial paper	59,912	34	(2)	—	59,944	59,944	—
U.S. corporate debt securities	651,855	1,416	(736)	—	652,535	301,625	350,910
U.S. government agency obligations	161,722	102	(119)	—	161,705	13,385	148,320
Auction rate securities	150,800	—	(13,544)	—	137,256	—	137,256

	$1,024,385	$1,552	$(14,401)	$—	$1,011,536	$375,005	$636,531

	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
As of December 31, 2009		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$417	$—	$—	$—	$417	$381	$36
Commercial paper	60,976	6	(15)	—	60,967	60,967	—
U.S. corporate debt securities	334,464	2,319	(395)	—	336,388	179,978	156,410
U.S. government agency obligations	228,376	303	(391)	—	228,288	67,910	160,378
Auction rate securities	198,700	—	(20,781)	—	177,919	—	177,919

	822,933	2,628	(21,582)	—	803,979	309,236	494,743
Trading securities:
Auction rate securities	76,200	—	—	(9,614)	66,586	66,586	—
Other investment-related assets:
Put option related to auction rate securities	—	—	—	9,614	9,614	9,614	—

	$899,133	$2,628	$(21,582)	$—	$880,179	$385,436	$494,743

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. All gains and losses on investments classified as trading securities are included within the income statement as gain (loss) on investments, net. Realized gains and losses and gains and losses on other-than-temporary impairments on investments are reflected in the income statement as gain (loss) on investments, net. As of December 31, 2010, the Company had $150.8 million of auction rate securities at cost with gross unrealized losses that have been in a continuous loss position for more than 12 months.

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at December 31, 2010 and 2009 (in thousands):

	Total Fair Value at December 31, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$55,648	$55,648	$—	$—
Certificates of deposit	96	96	—	—
Commercial paper	59,944	—	59,944	—
U.S. government agency obligations	161,705	—	161,705	—
U.S. corporate debt securities	652,535	—	652,535	—
Auction rate securities	137,256	—	—	137,256

	$1,067,184	$55,744	$874,184	$137,256

	Total Fair Value at December 31, 2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$106,248	$106,248	$—	$—
Certificates of deposit	417	417	—	—
Commercial paper	79,456	—	79,456	—
U.S. government agency obligations	228,288	—	228,288	—
U.S. corporate debt securities	339,756	—	339,756	—
Auction rate securities	244,505	—	—	244,505
Put option related to auction rate securities	9,614	—	—	9,614

	$1,008,284	$106,665	$647,500	$254,119

The following tables reflect the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the years ended December 31, 2010 and 2009 (in thousands):

	Auction Rate Securities	Put Option related to Auction Rate Securities	Total
Balance as of December 31, 2009	$244,505	$9,614	$254,119
Redemptions of securities	(124,100)	—	(124,100)
Unrealized gains included in accumulated other comprehensive income (loss), net	7,237	—	7,237
Realized gain on auction rate securities included in the statement of operations	9,614	—	9,614
Realized loss on other investment-related assets included in the statement of operations	—	(9,614)	(9,614)

Balance as of December 31, 2010	$137,256	$—	$137,256

	Auction Rate Securities	Put Option related to Auction Rate Securities	Total
Balance as of December 31, 2008	$237,006	$12,500	$249,506
Redemptions of securities	(12,200)	—	(12,200)
Unrealized gains (losses) included in accumulated other comprehensive income (loss), net	16,382	—	16,382
Other-than-temporary impairment gains (losses) on auction rate securities recorded in the statement of operations	3,317	—	3,317
Loss on other investment-related assets recorded in the statement of operations	—	(2,886)	(2,886)

Balance as of December 31, 2009	$244,505	$9,614	$254,119

As of December 31, 2010, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices are readily available in active markets. As of December 31, 2010, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of December 31, 2010, the Company’s assets grouped using a Level 3 valuation consisted of ARS.

Historically, the carrying value (par value) of the ARS approximated fair market value due to the resetting of variable interest rates in a “Dutch auction” process. Beginning in mid-February 2008 and continuing throughout the period ended December 31, 2010, however, the auctions for ARS then held by the Company failed. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis performed as of December 31, 2010 assumes a weighted average discount rate of 3.21% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for recent debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of December 31, 2010, the Company has estimated an aggregate loss of $13.5 million which was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity. The discounted cash flow analysis performed as of December 31, 2009 for ARS assumed a weighted average discount rate of 3.98% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for similar debt offerings within the AAA-rated ARS market. The expected term was based on management’s estimate of future liquidity. As a result, as of that date, the Company had estimated an aggregate loss of $30.4 million, of which $20.8 million was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity, and of which $9.6 million was related to the impairment of ARS deemed other-than-temporary and included in gain (loss) on investments, net in the 2009 consolidated statement of operations on a cumulative basis.

The ARS the Company holds are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans as part of the Federal Family Education Loan Program through the U.S. Department of Education. The Company believes the quality of the collateral underlying these securities will enable it to recover the Company’s principal balance.

Despite the failed auctions, the Company continues to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition the Company does not believe it will be required to sell the ARS prior to a recovery of par value and currently intends to hold the investments until such time because it believes it has sufficient cash and other marketable securities on-hand and from projected cash flows from operations.

In November 2008, the Company entered into an agreement with one of its investment advisors, which required the advisor to repurchase at par value all outstanding ARS purchased through such advisor at par value beginning on June 30, 2010. Such agreement created a separate financial instrument between the two companies (the “put option”). At any time during the period up until June 2010, the investment advisor had the right to call the ARS at par value, but did not do so. These ARS were classified as trading securities as of December 31, 2009. In early July 2010, the Company exercised the put option and $30.5 million of ARS were repurchased by the investment advisor at par value resulting in a gain recorded in the gain (loss) on investments, net in the consolidated statement of operations.

The Company elected to apply the fair value option, permissible under the accounting standard for the fair value option for financial assets and liabilities, to the put option. The fair value of the put option was determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with the investment advisor. The fair value of the put option was based on unobservable inputs and was therefore classified as Level 3 in the hierarchy. As of December 31, 2009, the fair value of the put option was $9.6 million. During the year ended December 31, 2009, the Company recorded a loss of $2.9 million, included in gain (loss) on investments, net in the consolidated statement of operations. During the year ended December 31, 2010, the Company exercised the put option and as a result recorded a loss of $9.6 million, included in gain (loss) on investments, net in the consolidated statement of operations.

As of December 31, 2010 and 2009, the Company classified $137.3 million and $177.9 million, respectively, of ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. As of December 31, 2009, the Company classified $66.6 million of ARS as short-term marketable securities on its consolidated balance sheet due to its ability and intent to exercise the put option that the Company had with its investment advisor shortly after June 30, 2010. Contractual maturities of the Company’s marketable securities and other investment-related assets held at December 31, 2010 and December 31, 2009 are as follows:

	December 31,
	2010	2009
Available-for-sale securities:
Due in one year or less	$375,005	$309,236
Due after 1 year through 5 years	499,275	316,824
Due after 5 years	137,256	177,919
Trading securities:
Due after 5 years	—	66,586
Other investment-related assets:
Due in one year or less	—	9,614

	$1,011,536	$880,179

As of December 31, 2010, $0.3 million of the Company’s marketable securities were classified as restricted. These securities primarily represent security for irrevocable letters of credit in favor of third-party beneficiaries, mostly related to facility leases. The letters of credit are collateralized by restricted marketable securities of $0.3 million and $45,000 which are classified as short-term and long-term marketable securities, respectively, on the consolidated balance sheets. The restrictions on these marketable securities lapse as the Company fulfills its obligations or such obligations expire under the terms of the letters of credit. These restrictions are expected to lapse at various times through August 2014.

For the years ended December 31, 2010 and 2009, the Company recorded net gains on investments of $0.4 million and $0.8 million, respectively, on sales of marketable securities. For the year ended December 31, 2008, the Company recorded a net loss on investments of $0.2 million.

7.	Accounts Receivable:

Net accounts receivable consisted of the following (in thousands):

	December 31,
	2010	2009
Trade accounts receivable	$116,212	$117,449
Unbilled accounts	64,386	47,399

Gross accounts receivable	180,598	164,848

Allowance for doubtful accounts	(1,329)	(4,137)
Reserve for cash basis customers	(3,903)	(6,442)

Total accounts receivable reserves	(5,232)	(10,579)

Accounts receivable, net	$175,366	$154,269

8.	Property and Equipment:

Property and equipment consisted of the following (dollars in thousands):

	December 31,		Estimated Useful Lives in Years
	2010	2009
Computer and networking equipment	$492,685	$353,375	3
Purchased software	29,885	28,713	3
Furniture and fixtures	12,770	9,491	5
Office equipment	4,792	4,479	3
Leasehold improvements	29,914	26,026	2-7
Internal-use software	177,918	139,585	2

	747,964	561,669
Accumulated depreciation and amortization	(492,035)	(379,265)

	$255,929	$182,404

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2010, 2009 and 2008 were $126.6 million, $105.8 million and $84.2 million, respectively.

During the years ended December 31, 2010 and 2009, the Company wrote off $14.9 million and $22.2 million, respectively, of long-lived asset costs, with accumulated depreciation and amortization costs of $14.5 million and $21.5 million, respectively. These write-offs were primarily related to computer and networking equipment that were no longer in use.

During the years ended December 31, 2010, 2009 and 2008, the Company capitalized $32.8 million, $27.2 million and $25.0 million, respectively, of external consulting fees and payroll and payroll-related costs for the development and enhancement of internal-use software applications. Additionally, during the years ended December 31, 2010, 2009 and 2008, the Company capitalized $7.8 million, $6.3 million and $7.4 million, respectively, of non-cash stock-based compensation related to employees who developed and enhanced internal-use software applications. During the year ended December 31, 2010, the Company wrote off $2.3 million of internal-use software costs that were fully amortized. Such internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services to customers.

The following table summarizes capitalized internal-use software costs (in thousands):

	December 31,
	2010	2009
Gross costs capitalized	$181,376	$140,741
Less: cumulative impairments	(3,458)	(1,156)

	177,918	139,585
Less: accumulated amortization	(117,936)	(84,653)

Net book value of capitalized internal-use software	$59,982	$54,932

9.	Goodwill and Other Intangible Assets:

The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2010. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows (in thousands):

Goodwill
Ending balance, December 31, 2008	$441,258
Purchase price adjustment in connection with the acerno acquisition	617
Tax asset adjustment in connection with the acerno acquisition	(528)

Ending balance, December 31, 2009	441,347
Velocitude acquisition	11,567

Ending balance, December 31, 2010	$452,914

During 2010, the Company recorded goodwill of $11.6 million and acquired intangible assets of $2.8 million in connection with acquisition of substantially all of the assets of Velocitude. During 2009, the Company made a $0.1 million purchase accounting adjustments to reflect the final determination of the fair value of assumed liabilities and assets in connection with the acquisition of acerno.

The Company reviews goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to that reporting unit as of December 31, 2010 and 2009 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of December 31, 2010 and 2009. The fair value on December 31, 2010 and 2009 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment as of December 31, 2011.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$36,731	$(16,520)	$20,211
Customer relationships	88,700	(50,832)	37,868
Non-compete agreements	8,340	(4,070)	4,270
Trademarks and trade names	800	(693)	107
Acquired license rights	490	(490)	—

Total	$135,061	$(72,605)	$62,456

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$35,031	$(10,832)	$24,199
Customer relationships	88,700	(41,312)	47,388
Non-compete agreements	7,200	(2,809)	4,391
Trademarks	800	(505)	295
Acquired license rights	490	(490)	—

Total	$132,221	$(55,948)	$76,273

Aggregate expense related to amortization of other intangible assets was $16.7 million for each of the years ended December 31, 2010 and 2009 and $13.9 million for the year ended December 31, 2008. Based on current circumstances, amortization expense is expected to be approximately $16.9 million, $15.9 million, $13.1 million, $7.6 million and $5.1 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

10.	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Payroll and other related benefits	$51,591	$38,841
Bandwidth and co-location	21,787	18,591
Property, use and other taxes	15,849	6,815
Professional service fees	2,678	2,846
Contingent consideration	990	—
Other	1,766	1,473

Total	$94,661	$68,566

11.	Commitments, Contingencies and Guarantees:

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2010 were as follows (in thousands):

Operating Leases
2011	$25,268
2012	21,383
2013	19,525
2014	18,246
2015	17,505
Thereafter	54,257

Total	$156,184

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $23.6 million, $19.8 million and $14.8 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants were approximately $3.3 million, $1.6 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, the Company had outstanding letters of credit in the amount of $5.3 million related to certain of its real estate leases. Approximately $0.3 million of these letters of credit are collateralized by marketable securities that have been restricted as to use (see Note 6). The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease. In the event that the landlord provided funding for leasehold improvements to leased facilities, the Company amortizes such amounts as part of rent expense on a straight-line basis over the life of the lease.

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2011, 2012, 2013, 2014 and 2015 the minimum commitments were, as of December 31, 2010, approximately $72.1 million, $6.8 million, $0.9 million, $43,000 and $32,000, respectively. Additionally, as of December 31, 2010, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $80.8 million, which are expected to be paid in 2011.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 4, 2009. Notices of appeal of the District Court’s October 5, 2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit. If the District Court’s order is upheld on appeal, the Company would have no material liability in connection with this litigation, and the litigation would be resolved. The Company has recorded no liability for this matter as of December 31, 2010.

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including Akamai’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties’ petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of December 31, 2010.

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

Based upon the Company’s historical experience and information known as of December 31, 2010, the Company believes its liabilities related to the above guarantees and indemnifications are immaterial.

12.	1% Convertible Senior Notes:

In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes was $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). During 2010 and 2009, the Company issued 12,929,095 shares and 6,472 shares, respectively, of common stock in connection with the conversion of $199.8 million and $0.1 million, respectively, in aggregate principal amount of its 1% convertible senior notes. As of December 31, 2010, the Company no longer had any 1% convertible senior notes outstanding. As of December 31, 2009, the carrying amount and fair value of the 1% convertible senior notes were $199.8 million and $337.6 million, respectively. As of December 31, 2009, the 1% convertible senior notes were classified as a short-term liability to reflect the ability of the bondholders to redeem these notes in less than 12 months. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes were amortized over the first seven years of the term of the notes to reflect the put and call rights. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $0.5 million for the year ended December 31, 2010 and $0.8 million for each of the years ended December 31, 2009 and 2008. The Company records the amortization of deferred financing costs using the effective interest method as interest expense in the consolidated statement of operations.

13.	Restructurings and Lease Terminations:

As of December 31, 2010 and 2009, the Company had $0.3 million and $0.8 million, respectively, of accrued restructuring liabilities.

In November 2008, the Company announced a workforce reduction of approximately 110 employees from all areas of the Company. The Company recorded $2.0 million as a restructuring charge for the amount of one-time benefits provided to affected employees. Included in these costs was a net reduction in non-cash stock-based compensation of $0.8 million, reflecting a modification to certain stock-based awards previously granted to the affected employees. Additionally, in December 2008, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded $0.5 million as a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities. The Company expects these remaining amounts to be paid in 2011.

The following table summarizes the accrual and usage of the restructuring charges (in millions):

	Leases	Severance	Total
Ending balance, December 31, 2007	$—	$0.6	$0.6
Restructuring charge	0.5	2.0	2.5
Cash payments	(0.2)	(1.2)	(1.4)

Ending balance, December 31, 2008	0.3	1.4	1.7
Restructuring charge	—	0.5	0.5
Cash payments	(0.2)	(1.2)	(1.4)

Ending balance, December 31, 2009	0.1	0.7	0.8
Cash payments	(0.1)	(0.4)	(0.5)

Ending balance, December 31, 2010	$—	$0.3	$0.3

14.	Rights Plan and Series A Junior Participating Preferred Stock:

On September 10, 2002, the Board of Directors of the Company (the “Board of Directors”) declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2010. In January 2004, the Board of Directors of the Company approved an amendment to the rights plan in which the purchase price of each right issued under the plan increased from $9.00 per share to $65.00 per share.

15.	Stockholders’ Equity:

Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2010, the Company had reserved approximately 3.6 million shares of common stock for future issuance of equity awards under its 2009 Stock Incentive Plan. See Note 16 for discussion of shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”).

Stock Repurchase Program

On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On April 28, 2010, the Company announced that its Board of Directors had authorized an extension of the stock repurchase program permitting purchases of an additional $150.0 million of the Company’s common stock from time to time over the next 12 months on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Subject to applicable security laws, the Company may choose to suspend or discontinue the repurchase program at any time.

During the years ended December 31, 2010 and 2009, the Company repurchased approximately 2.5 million and 3.3 million shares, respectively, of its common stock for $92.0 million and $66.3 million, respectively. Additionally, as of December 31, 2010, the Company had prepaid approximately $0.7 million for purchases of its common stock having a settlement date in early January 2011. As of December 31, 2010, the Company had $91.7 million remaining available for future purchases of shares under the approved repurchase program.

16.	Stock-Based Compensation:

Equity Plans

In 1998, the Board of Directors adopted the Akamai Technologies, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards could be granted at the discretion of the Board of Directors or a committee thereof. In December 2001, the Board of Directors adopted the Akamai Technologies, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock awards and other types of equity awards. In March 2006, the Board of Directors adopted the Akamai Technologies, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. In March 2009, the Board of Directors adopted the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. The total numbers of shares of common stock approved for issuance under the 1998 Plan, the 2001 Plan, the 2006 Plan and the 2009 Plan were 48.3 million, 5.0 million, 7.5 million and 8.5 million shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer, acting as a committee of one Director, the authority to grant equity incentive awards to employees of the Company below the level of Vice President, subject to certain specified limitations, under all then-existing and future plans. The Company no longer issues equity awards under the 1998 Plan, the 2001 Plan or the 2006 Plan.

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

In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3.1 million shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1.5 million shares, provided that the aggregate number of shares issued under the 1999 ESPP shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2010, 2009 and 2008, the Company issued 0.5 million, 0.7 million and 0.3 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $25.62, $13.47 and $20.66, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in 2010, 2009 and 2008 were $12.2 million, $9.8 million and $7.2 million, respectively. As of December 31, 2010, approximately $1.4 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Stock-based compensation expense by type of award:
Stock options	$15,154	$17,636	$22,381
Deferred stock units	1,885	2,085	1,885
Restricted stock units	62,928	41,584	37,005
Shares issued under the 1999 ESPP	4,319	3,772	4,064
Amounts capitalized as internal-use software	(7,818)	(6,280)	(7,436)

Total stock-based compensation before income taxes	76,468	58,797	57,899
Less: Income tax benefit	(26,566)	(22,633)	(22,069)

Total stock-based compensation, net of taxes	$49,902	$36,164	$35,830

Effect of stock-based compensation on income by line item:
Cost of revenues	$2,806	$2,195	$2,415
Research and development expense	14,539	10,967	11,088
Sales and marketing expense	35,525	27,411	26,273
General and administrative expense	23,598	18,224	18,123
Provision for income taxes	(26,566)	(22,633)	(22,069)

Total cost related to stock-based compensation, net of taxes	$49,902	$36,164	$35,830

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $7.5 million, $6.4 million and $4.2 million, respectively, before tax.

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

The grant-date fair values of Akamai’s stock option awards granted during the years ended December 31, 2010, 2009 and 2008 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2010	2009	2008
Expected life (years)	4.2	4.1	4.1
Risk-free interest rate (%)	1.4	1.7	2.7
Expected volatility (%)	50.9	54.8	51.5
Dividend yield (%)	—	—	—

For the years ended December 31, 2010, 2009 and 2008, the weighted average fair value of Akamai’s stock option awards granted was $16.49 per share, $8.44 per share and $12.34 per share, respectively.

The grant-date fair values of Akamai’s ESPP awards granted during the years ended December 31, 2010, 2009 and 2008 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2010	2009	2008
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate (%)	0.2	0.4	1.8
Expected volatility (%)	51.2	69.2	59.2
Dividend yield (%)	—	—	—

For the years ended December 31, 2010, 2009 and 2008, the weighted average fair value of Akamai’s ESPP awards granted was $9.86 per share, $4.11 per share and $4.58 per share, respectively.

As of December 31, 2010, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and for shares of common stock issued under the 1999 ESPP was $106.5 million. This non-cash expense will be recognized through 2014 over a weighted average period of 1.4 years. Nearly all of the Company’s employees have received grants through these equity compensation programs. Income tax benefits realized from the exercise of stock options and vesting of restricted stock units and deferred stock units during the years ended December 31, 2010, 2009 and 2008 were approximately $123.5 million, $68.0 million and $44.9 million, respectively.

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2010, 2009 and 2008:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,034	$15.83
Granted	1,162	28.20
Exercised	(2,445)	5.84
Forfeited and expired	(371)	38.97

Outstanding at December 31, 2008	10,380	18.76
Granted	1,146	19.11
Exercised	(1,178)	10.09
Forfeited and expired	(326)	33.68

Outstanding at December 31, 2009	10,022	19.34
Granted	1,577	39.72
Exercised	(2,366)	14.21
Forfeited and expired	(287)	39.69

Outstanding at December 31, 2010	8,946	$23.63

Exercisable at December 31, 2010	6,327	$19.63

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $67.5 million, $11.2 million and $63.5 million, respectively. The total fair value of options vested for the years ended December 31, 2010, 2009 and 2008 was $7.3 million, $11.4 million and $15.0 million, respectively. The aggregate fair values of stock options vested for the years ended December 31, 2010 and 2009 were calculated net of capitalized stock-based compensation of $7.8 million and $6.3 million, respectively. The aggregate fair value of stock options vested for the year ended December 31, 2008 was calculated net of capitalized stock-based compensation of $7.4 million. Cash proceeds from the exercise of stock options were $33.6 million, $11.9 million and $14.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes stock options that are outstanding and expected to vest and stock options exercisable at December 31, 2010:

Range of Exercise Price ($)	Options Outstanding and Expected to Vest				Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
0.31-0.49	47	3.2	$0.31	$2,181	47	3.2	$0.31	$2,181
0.89-1.33	299	1.7	0.91	13,791	297	1.7	0.91	13,690
1.40-1.65	219	2.0	1.63	9,927	219	2.0	1.63	9,927
2.27-3.33	68	1.9	2.83	3,023	67	1.9	2.84	2,946
3.71-5.52	693	2.1	4.86	29,250	690	2.1	4.86	29,122
5.56-8.28	8	3.6	6.66	310	6	3.0	6.36	264
8.55-12.81	503	4.0	11.97	17,652	492	3.9	11.96	17,259
12.85-19.21	2,955	4.5	15.32	93,744	2,473	4.3	14.94	79,397
19.80-29.60	1,340	5.8	24.97	29,585	697	5.4	25.21	15,225
30.03-44.27	1,316	6.4	36.31	14,131	590	6.1	34.20	7,586
45.88-56.60	1,323	5.3	51.07	222	749	4.4	52.54	87

	8,771	4.7	23.30	$213,816	6,327	4.1	19.63	$177,684

Expected forfeitures	175

Total options outstanding	8,946

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Akamai’s closing stock price of $47.05 on December 31, 2010, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares related to “in-the-money” options exercisable as of December 31, 2010 was approximately 5.7 million.

Deferred Stock Units

The Company has granted deferred stock units (“DSUs”) to non-employee members of its Board of Directors and to the Company’s then-Executive Chairman. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date, with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter so that all DSUs are vested in full at the end of two years from date of grant. If a director has completed one year of Board service, vesting of 100% of the DSUs held by such director will accelerate at the time of his or her departure from the Board.

The following table summarizes the DSU activity for the years ended December 31, 2010, 2009 and 2008 (in thousands, except grant-date fair values):

	Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2007	196	$15.03
Granted	47	39.86
Vested and distributed	(36)	7.96

Outstanding at December 31, 2008	207	24.86
Granted	97	21.56
Vested and distributed	(17)	33.07

Outstanding at December 31, 2009	287	21.04
Granted	47	39.95
Vested and distributed	(77)	18.40

Outstanding at December 31, 2010	257	$25.31

The total pre-tax intrinsic value of DSUs vested and distributed during the years ended December 31, 2010, 2009 and 2008 was $3.0 million, $0.4 million and $0.6 million, respectively. The total fair value of DSUs vested and distributed during the years ended December 31, 2010, 2009 and 2008 was $1.4 million, $0.6 million and $0.3 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2010, 69,040 DSUs were unvested, with an aggregate intrinsic value of approximately $3.2 million and a weighted average remaining contractual life of approximately 1.1 years. These units are expected to vest through May 2012. All DSUs vest upon fulfilling service conditions or upon a director’s departure from the Board.

Restricted Stock Units

The following table summarizes the different types of restricted stock units (“RSUs”) granted by the Company (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
RSUs with service-based vesting conditions	1,597	2,342	1,529
RSUs with performance-based vesting conditions	1,124	1,974	898

Total	2,721	4,316	2,427

RSUs represent the right to receive one share of the Company’s common stock upon vesting. RSUs are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one Director, to whom such authority has been delegated. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company, as well as RSUs that vest only upon the achievement of defined performance metrics tied to corporate revenue and earnings per share targets.

For RSUs with service-based vesting conditions, the fair value was calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.

For years ended December 31, 2010, 2009 and 2008, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement of specified performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement of the specified targets. Management will continue to review periodically the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the years ended December 31, 2010, 2009 and 2008 (in thousands, except grant-date fair values):

	Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2007	4,595	$36.67
Granted	2,427	30.33
Vested	(434)	36.96
Forfeited	(389)	39.74

Outstanding at December 31, 2008	6,199	34.64
Granted	4,316	18.73
Vested	(3,282)	28.20
Forfeited	(370)	25.99

Outstanding at December 31, 2009	6,863	27.63
Granted	2,721	26.56
Vested	(1,971)	23.97
Forfeited	(1,406)	47.47

Outstanding at December 31, 2010	6,207	$23.76

The total pre-tax intrinsic value of RSUs vested during the years ended December 31, 2010, 2009 and 2008 was $72.0 million, $55.9 million and $13.9 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2010, 2009 and 2008 was $47.2 million, $92.6 million and $16.0 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2010, 6.2 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $292.1 million and a weighted average remaining contractual life of approximately 1.5 years. These RSUs are expected to vest on various dates through September 2014.

17.	Employee Benefit Plan:

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. Effective January 1, 2008, the Company amended its matching contribution to 1/2 of the first 8% of employee contributions in each year, with the maximum amount of the Company match at $2,000 per employee per year for the years 2008, 2009 and 2010. The Company’s contributions vest 25% per annum. The Company contributed approximately $2.6 million, $1.9 million and $1.9 million of cash to the savings plan for the years ended December 31, 2010, 2009 and 2008, respectively.

18.	Income Taxes:

The components of income before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Domestic	$235,892	$221,071	$225,079
Foreign	26,480	16,161	9,456

Income before provision for income taxes	$262,372	$237,232	$234,535

The provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Current tax provision
Federal	$19,619	$1,393	$2,099
State	4,993	4,229	2,974
Foreign	4,078	3,991	2,626
Deferred tax provision (benefit)
Federal	55,335	76,410	79,045
State	2,393	2,068	1,776
Foreign	4,269	3,238	825
Change in valuation allowance	465	(10)	52

	$91,152	$91,319	$89,397

The Company’s effective rate differed from the statutory rate as follows:

	For the Years Ended December 31,
	2010	2009	2008
United States federal income tax rate	35.0%	35.0%	35.0%
State taxes	2.9	3.7	3.8
Nondeductible stock-based compensation	0.1	1.2	1.6
United States federal and state research and development credits	(2.6)	(1.4)	(1.3)
Change in state tax rates	0.5	—	0.6
Foreign earnings	(0.4)	0.1	—
Other	(1.0)	(0.1)	(1.6)
Change in the deferred tax asset valuation allowance	0.2	—	—

	34.7%	38.5%	38.1%

The components of the net deferred tax asset and the related valuation allowance were as follows (in thousands):

	December 31,
	2010	2009
Net operating loss and credit carryforwards	$35,202	$72,146
Depreciation and amortization	60,935	63,709
Compensation costs	32,221	24,251
Impairment loss on marketable securities	5,005	7,345
Other	20,782	24,485

Deferred tax assets	154,145	191,936

Acquired intangible assets not deductible	(22,784)	(29,792)
Internal-use software capitalized	(20,527)	(19,632)

Deferred tax liabilities	(43,311)	(49,424)

Valuation allowance	(7,407)	(7,086)

Net deferred tax assets	$103,427	$135,426

As of December 31, 2010 and 2009, the Company had United States federal NOL carryforwards of approximately $8.8 million and $90.8 million, respectively, and state NOL carryforwards of approximately $61.3 million and $161.6 million, respectively, which expire at various dates through 2028. The Company also had foreign NOL carryforwards of approximately $1.1 million and $1.9 million as of December 31, 2010 and 2009, respectively. The majority of the foreign NOL carryforwards have no expiration dates. As of December 31, 2010 and 2009, the Company had United States federal and state research and development tax credit carryforwards of $19.8 million and $26.3 million, respectively, which will expire at various dates through 2030. As of December 31, 2010, the Company had used $9.1 million of foreign tax credit carryforwards that were held as of December 31, 2009. As of December 31, 2010 and 2009, the Company had alternative minimum tax credit carryforwards of $10.9 million and $8.1 million, respectively. As of December 31, 2010 and 2009, the Company has recorded a valuation allowance on certain NOL and capital loss carryforwards for $7.4 million and $7.1 million, respectively.

The Company plans to reinvest indefinitely its undistributed foreign earnings. As of December 31, 2010, the Company had approximately $37.1 million of undistributed foreign earnings.

The following is a roll-forward of the Company’s unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2010	2009
Unrecognized tax benefits — at beginning of year	$7.0	$4.8
Gross increases — tax positions of prior periods	1.5	0.9
Gross increases — current-period tax positions	2.3	1.3
Lapse of statute of limitations	—	—

Unrecognized tax benefits — at end of year	$10.8	$7.0

As of December 31, 2010 and 2009, the Company had approximately $15.1 million and $10.2 million, respectively, of total unrecognized tax benefits, including $4.3 million and $3.2 million, respectively, of accrued interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. If recognized, all amounts of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate.

Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions due to net operating losses and the limited number of prior year audits by taxing jurisdictions. During 2010, the tax examination by the United States Internal Revenue Service for the tax year ended December 31, 2006 was closed.

19.	Segment and Geographic Information:

Akamai’s chief decision-maker, as defined under the authoritative guidance for disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of December 31, 2010, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.

The Company deploys its servers into networks worldwide. As of December 31, 2010, the Company had approximately $174.9 million and $81.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. The Company deploys its servers into networks worldwide. As of December 31, 2009, the Company had approximately $139.8 million and $42.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.

Akamai sells its services and licenses through a sales force located both domestically and abroad. For the years ended December 31, 2010, 2009 and 2008, approximately 28%, 28% and 25%, respectively, of revenues was derived from the Company’s operations outside the United States, of which 17%, 18%, and 18% of overall revenues, respectively, were related to Europe. Other than the United States, no single country accounted for 10% or more of the Company’s total revenues for any reported period.

20.	Quarterly Financial Results (unaudited):

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2010 and 2009. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes.

	For the Three Months Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(In thousands, except per share data)
Revenues	$240,029	$245,318	$253,551	$284,688
Cost of revenues	$67,474	$71,840	$77,812	$86,277
Net income	$40,878	$38,123	$39,709	$52,510
Basic net income per share	$0.24	$0.22	$0.22	$0.29
Diluted net income per share	$0.22	$0.20	$0.21	$0.27
Basic weighted average common shares	171,101	173,317	181,457	183,362
Diluted weighted average common shares	189,013	190,479	191,271	191,837

	For the Three Months Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(In thousands, except per share data)
Revenues	$210,368	$204,600	$206,500	$238,305
Cost of revenues	$60,362	$60,009	$61,987	$67,580
Net income	$37,081	$36,007	$32,745	$40,080
Basic net income per share	$0.22	$0.21	$0.19	$0.23
Diluted net income per share	$0.20	$0.19	$0.18	$0.21
Basic weighted average common shares	170,519	172,561	171,686	170,936
Diluted weighted average common shares	188,183	189,556	188,273	188,621

21.	Subsequent Event

On January 19, 2011, the Company’s Board of Directors elected Pamela L. Craig as a director on its Board, effective on April 1, 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders under the captions “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein.

Our executive officers and directors and their positions as of March 1, 2011, are as follows:

Name	Position
Paul Sagan	Chief Executive Officer and Director

David W. Kenny	President and Director

F. Thomson Leighton	Chief Scientist and Director

Debra L. Canner	Senior Vice President — Human Resources

Melanie Haratunian	Senior Vice President and General Counsel

Robert W. Hughes	Executive Vice President, Global Sales, Services and Marketing

J. Donald Sherman	Chief Financial Officer

George H. Conrades	Director

Martin M. Coyne II	Director

C. Kim Goodwin	Director

Jill A. Greenthal	Director

David W. Kenny	Director

Peter J. Kight	Director

Geoffrey A. Moore	Director

Frederic V. Salerno	Director

Naomi O. Seligman	Director

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our Board of Directors. The text of our amended code of ethics is available on our website at www.akamai.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2010. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2011 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2011 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2011 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2011 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

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

March 1, 2011	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL SAGAN Paul Sagan	Chief Executive Officer and Director (Principal executive officer)	March 1, 2011

/s/ J. DONALD SHERMAN J. Donald Sherman	Chief Financial Officer (Principal financial and accounting officer)	March 1, 2011

/s/ GEORGE H. CONRADES George H. Conrades	Director	March 1, 2011

/s/ MARTIN M. COYNE II Martin M. Coyne II	Director	March 1, 2011

/s/ C. KIM GOODWIN C. Kim Goodwin	Director	March 1, 2011

/s/ JILL A. GREENTHAL Jill A. Greenthal	Director	March 1, 2011

/s/ DAVID W. KENNY David W. Kenny	Director	March 1, 2011

/s/ PETER J. KIGHT Peter J. Kight	Director	March 1, 2011

/s/ F. THOMSON LEIGHTON F. Thomson Leighton	Director	March 1, 2011

/s/ GEOFFREY MOORE Geoffrey Moore	Director	March 1, 2011

/s/ FREDERIC V. SALERNO Frederic V. Salerno	Director	March 1, 2011

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	March 1, 2011

AKAMAI TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charged to operations		Other	Deductions	Balance at end of period
Year ended December 31, 2008:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$10,391	7,303	[2]	(308)	(6,116)[3]	$11,270
Deferred tax asset valuation allowance	$11,158	52		(1,109)[1]	(3,005)	$7,096
Year ended December 31, 2009:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$11,270	21,566	[2]	(716)	(21,541)[3]	$10,579
Deferred tax asset valuation allowance	$7,096	(10)		—	—	$7,086
Year ended December 31, 2010:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$10,579	22,657	[2]	(301)	(27,703)[3]	$5,232
Deferred tax asset valuation allowance	$7,086	465		—	(144)	$7,407

[1]	Amounts related to items with no income statement effect such as the impact of stock options, acquired intangible assets and acquired net operating losses.
[2]	Amounts represent charges to bad debt expense and reductions to revenue for increases to the allowance for doubtful accounts and to the reserve for cash-basis customers.
[3]

Amounts represent cash collections from customers for accounts previously reserved and write-offs of accounts receivable recorded against the allowance for doubtful accounts or the reserve for cash-basis customers.

S-1

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

4.1(D)	Specimen common stock certificate

4.2(F)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

4.3(G)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent

10.1(H)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.2(I)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(B)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.4(J)@	2001 Stock Incentive Plan of the Registrant

10.5(K)	2006 Stock Incentive Plan of the Registrant

10.6(L)	Speedera Networks, Inc. 1999 Equity Incentive Plan, as amended

10.7(M)	Nine Systems Corporation (formerly known as Streaming Media Corporation) 2002 Stock Option Plan

10.8(N)	Netli, Inc. Amended and Restated Stock Option Plan

10.9(N)	Netli, Inc. 2002 Equity Incentive Plan

10.10(O)@	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant

10.11(O)@	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan of the Registrant

10.12(P)	Form of Deferred Stock Unit Agreement for Directors of the Registrant under the 2006 Stock Incentive Plan of the Registrant

10.13(P)@	Form of Restricted Stock Unit Agreement with Annual Vesting under the 2006 Stock Incentive Plan of the Registrant

10.14(P)@	Form of Restricted Stock Unit Agreement with Performance-Based Vesting under the 2006 Stock Incentive Plan of the Registrant

10.15(Q)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.16(R)	Summary of the Registrant’s Compensatory Arrangements with Non-Employee Directors

10.17	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.18(P)	Office Lease Agreement dated March 31, 2008 between the Registrant and Locon San Mateo, LLC

10.19(R)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.20(R)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.21(D)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.22(R)@	Incentive Stock Option Agreement, dated February 8, 2008, by and between the Registrant and Robert W. Hughes

10.23(C)@	Incentive Stock Option Agreement, dated as of September 19, 2002, by and between the Registrant and Paul Sagan

10.24(T)@	Employment Offer Letter Agreement dated January 4, 2005 by and between the Registrant and Paul Sagan

10.25(U)@	Amendment to Employment Agreement dated August 9, 2006 between the Registrant and Paul Sagan

10.26(B)@	Amendment to Employment Agreement dated March 31, 2008 between the Registrant and Paul Sagan

10.27(P)@	Amendment to Employment Agreement dated December 31, 2008 between the Registrant and Paul Sagan

10.28(T)@	Incentive Stock Option Agreement dated January 4, 2005 between the Registrant and Paul Sagan

10.29(E)@	Amended Letter Agreement between the Registrant and Paul Sagan dated July 22, 2010

10.30(E)@	Employment Offer Letter Agreement between the Registrant and David Kenny dated July 22, 2010

10.31(E)@	Change in Control and Severance Agreement between the Registrant and David Kenny dated July 22, 2010

10.32@	Form of Executive Bonus Plan

10.33(P)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.34(P)@	Form of Executive Change of Control and Severance Agreement

10.35(U)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.36(V)@	Form of Incentive Stock Option Agreement for use under the 2009 Stock Incentive Plan of the Registrant

10.37(V)@	Form of Non-Qualified Stock Option Agreement for use under the 2009 Stock Incentive Plan of the Registrant

10.38(V)	Form of Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan of the Registrant

10.39(V)@	Form of Baseline Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan of the Registrant

10.40(V)@	Form of 2009 Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan of the Registrant

10.41(V)	Form of Deferred Stock Unit Agreement for Directors for use under the 2009 Stock Incentive Plan of the Registrant

10.42(W)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.43(X)@	Form of 2010 Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan of the Registrant.

10.44(Y)@	Form of Three-Year Equal Annual Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.45(Y)@	Form of 2011 Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.46(Y)@	Form of Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (up to 25% of base grant)

10.47(Y)@	Form of Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (up to 50% of base grant)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.
(B)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.
(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.
(D)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679), as amended, filed with the Commission on August 20, 1999.
(E)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10Q filed with the Commission on August 9, 2010.
(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.
(G)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.
(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.
(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.
(J)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.
(K)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2006.
(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.
(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-139408) filed with the Commission on December 15, 2006.

(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-141854) filed with the Commission on April 3, 2007.
(O)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007.
(P)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2009.
(Q)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.
(R)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 3, 2008.
(S)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005.
(T)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2005.
(U)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2006.
(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2009.
(W)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on May 19, 2009.
(X)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010.
(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2011.
@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.