Form 10-Q
period 2011-03-31
AKAMAI TECHNOLOGIES INC
filed 2011-05-10
CIK 1086222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2011: 186,706,999 shares.

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$217,174	$231,866
Marketable securities (including restricted securities of $51 and $272 at March 31, 2011 and December 31, 2010, respectively)	346,395	375,005
Accounts receivable, net of reserves of $6,068 and $5,232 at March 31, 2011 and December 31, 2010, respectively	169,656	175,366
Prepaid expenses and other current assets	55,455	48,029
Deferred income tax assets	28,134	28,201

Total current assets	816,814	858,467
Property and equipment, net	266,968	255,929
Marketable securities (including restricted securities of $45 at March 31, 2011 and December 31, 2010)	693,668	636,531
Goodwill	452,914	452,914
Other intangible assets, net	58,179	62,456
Deferred income tax assets	74,831	75,226
Other assets	11,425	11,153

Total assets	$2,374,799	$2,352,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,548	$26,375
Accrued expenses and other current liabilities	84,778	94,661
Deferred revenue	20,447	23,808
Accrued restructuring	322	307

Total current liabilities	134,095	145,151
Other liabilities	26,574	26,278
Deferred revenue	3,942	3,642

Total liabilities	164,611	175,071

Commitments, contingencies and guarantees (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 193,741,730 shares issued and 186,932,838 shares outstanding at March 31, 2011 and 192,383,121 shares issued and 186,603,380 outstanding at December 31, 2010	1,937	1,924
Additional paid-in capital	4,991,764	4,970,278
Accumulated other comprehensive income (loss)	(2,458)	(5,741)
Treasury stock, at cost, 6,808,892 shares at March 31, 2011 and 5,779,741 shares at December 31, 2010	(201,077)	(158,261)
Accumulated deficit	(2,579,978)	(2,630,595)

Total stockholders’ equity	2,210,188	2,177,605

Total liabilities and stockholders’ equity	$2,374,799	$2,352,676

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(In thousands, except share data)
Revenues	$275,953	$240,029

Costs and operating expenses:
Cost of revenues	89,068	67,474
Research and development	12,594	13,179
Sales and marketing	53,365	49,668
General and administrative	43,901	39,550
Amortization of other intangible assets	4,277	4,108

Total costs and operating expenses	203,205	173,979

Income from operations	72,748	66,050
Interest income	2,951	3,250
Interest expense	—	(709)
Other expense, net	(1,035)	(75)
Gain on investments, net	9	121

Income before provision for income taxes	74,673	68,637
Provision for income taxes	24,056	27,759

Net income	$50,617	$40,878

Net income per weighted average share:
Basic	$0.27	$0.24
Diluted	$0.26	$0.22
Shares used in per share calculations:
Basic	186,849	171,101
Diluted	191,383	189,013

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$50,617	$40,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,134	32,960
Stock-based compensation expense	15,712	19,108
Provision for deferred income taxes, net	—	24,638
Amortization of deferred financing costs	—	210
Provision for doubtful accounts	322	1,153
Excess tax benefits from stock-based compensation	(9,012)	(3,173)
Loss on investments and disposal of property and equipment, net	117	19
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,557	2,582
Prepaid expenses and other current assets	(6,076)	(11,378)
Accounts payable, accrued expenses and other current liabilities	(8,391)	(13,320)
Deferred revenue	(3,453)	(2,409)
Accrued restructuring	—	(45)
Other non-current assets and liabilities	(16)	(3,470)

Net cash provided by operating activities	88,511	87,753

Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	(175)	—
Purchases of property and equipment	(35,600)	(28,203)
Capitalization of internal-use software costs	(10,635)	(6,987)
Purchases of short- and long-term marketable securities	(275,615)	(232,065)
Proceeds from sales of short- and long-term marketable securities	110,034	73,562
Proceeds from maturities of short- and long-term marketable securities	137,233	113,995
Increase in other investments	—	(500)
Proceeds from the sale of property and equipment	25	23
Decrease in restricted investments held for security deposits	221	8

Net cash used in investing activities	(74,512)	(80,167)

Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option plans	3,959	4,046
Excess tax benefits from stock-based compensation	9,012	3,173
Repurchases of common stock	(43,678)	(22,245)

Net cash used in financing activities	(30,707)	(15,026)

Effects of exchange rate changes on cash and cash equivalents	2,016	(641)

Net decrease in cash and cash equivalents	(14,692)	(8,081)
Cash and cash equivalents at beginning of period	231,866	181,305

Cash and cash equivalents at end of period	$217,174	$173,224

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,482	$6,557
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$1,824	$1,477
Common stock issued upon conversion of 1% convertible senior notes	—	30
Common stock returned upon settlement of escrow claims related to prior business acquisitions	—	(125)

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 1, 2011.

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

2. Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard is effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.

3. Business Acquisition

In June 2010, the Company acquired substantially all of the assets and liabilities of Velocitude LLC (“Velocitude”), in exchange for payment of approximately $12.0 million in cash. In addition, the Company recorded a liability of $2.4 million for contingent consideration related to the expected achievement of certain post-closing milestones. During the three months ended March 31, 2011, the Company paid $0.2 million related to achievement of some of these milestones and decreased the fair value of the liability by $0.4 million which was recorded as a reduction to general and administrative expenses. The Company expects to pay $0.4 million of contingent consideration during the remainder of 2011. The acquisition of the assets of Velocitude was intended to further Akamai’s strategic position in the mobile market and was accounted for using the purchase method of accounting. The Company allocated $11.6 million of the cost of the acquisition to goodwill and $2.8 million to other intangible assets.

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

The following is a summary of marketable securities and other investment-related assets held at March 31, 2011 and December 31, 2010 (in thousands):

As of March 31, 2011	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet
						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$96	$—	$—	$—	$96	$51	$45
Commercial paper	39,981	13	—	—	39,994	39,994	—
U.S. corporate debt securities	665,041	1,323	(639)	—	665,725	297,740	367,985
U.S. government agency obligations	209,947	89	(256)	—	209,780	8,610	201,170
Auction rate securities	136,750	—	(12,282)	—	124,468	—	124,468

	$1,051,815	$1,425	$(13,177)	$—	$1,040,063	$346,395	$693,668

As of December 31, 2010	Cost	Gross Unrealized		Other-than- temporary Impairment Gains (Losses)	Aggregate Fair Value	Classified on Balance Sheet

						Short-term Marketable Securities	Long-term Marketable Securities
		Gains	Losses
Available-for-sale securities:
Certificates of deposit	$96	$—	$—	$—	$96	$51	$45
Commercial paper	59,912	34	(2)	—	59,944	59,944	—
U.S. corporate debt securities	651,855	1,416	(736)	—	652,535	301,625	350,910
U.S. government agency obligations	161,722	102	(119)	—	161,705	13,385	148,320
Auction rate securities	150,800	—	(13,544)	—	137,256	—	137,256

	$1,024,385	$1,552	$(14,401)	$—	$1,011,536	$375,005	$636,531

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. Realized gains and losses and gains and losses on other-than-temporary impairments on investments are reflected in the income statement as gain (loss) on investments, net. As of March 31, 2011, the Company had recorded $136.8 million of auction rate securities at cost with gross unrealized losses that have been in a continuous loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at March 31, 2011 and December 31, 2010 (in thousands):

	Total Fair Value at March 31, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$42,000	$42,000	$—	$—
Certificates of deposit	96	96	—	—
Commercial paper	39,994	—	39,994	—
U.S. corporate debt securities	665,725	—	665,725	—
U.S. government agency obligations	209,780	—	209,780	—
Auction rate securities	124,468	—	—	124,468

	$1,082,063	$42,096	$915,499	$124,468

	Total Fair Value at December 31, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$55,648	$55,648	$—	$—
Certificates of deposit	96	96	—	—
Commercial paper	59,944	—	59,944	—
U.S. corporate debt securities	652,535	—	652,535	—
U.S. government agency obligations	161,705	—	161,705	—
Auction rate securities	137,256	—	—	137,256

	$1,067,184	$55,744	$874,184	$137,256

The following table reflects the activity for the Company’s major classes of financial assets measured at fair value using Level 3 inputs, consisting solely of auction rate securities (“ARS”), for the three months ended March 31, 2011 (in thousands):

Auction Rate Securities
Balance as of December 31, 2010	$137,256
Redemptions of securities	(14,050)
Unrealized gain included in accumulated other comprehensive income (loss), net	1,262

Balance as of March 31, 2011	$124,468

As of March 31, 2011, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2011, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of March 31, 2011, the Company’s assets grouped using a Level 3 valuation consisted of ARS.

Historically, the carrying value (par value) of the Company’s ARS holdings approximated fair market value due to the resetting of variable interest rates in a “Dutch auction” process. Beginning in mid-February 2008 and continuing throughout the period ended March 31, 2011, however, the auctions for ARS then held by the Company failed. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company used a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of March 31, 2011 assumed a weighted average discount rate of 2.96% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for recent debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of March 31, 2011, the Company has estimated an aggregate loss of $12.3 million, which was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity. The discounted cash flow analysis performed as of December 31, 2010 for ARS assumed a weighted average discount rate of 3.21% and expected term of five years. As a result, as of that date, the Company estimated an aggregate loss of $13.5 million, which was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity.

The ARS the Company holds are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans as part of the Federal Family Education Loan Program through the U.S. Department of Education. The Company believes the quality of the collateral underlying these securities will enable it to recover the Company’s principal balance.

Despite the failed auctions, the Company continues to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, the Company does not believe it will be required to sell the ARS prior to a recovery of par value and currently intends to hold the investments until such time because it believes it has sufficient cash and other marketable securities on-hand and from projected cash flows from operations.

As of March 31, 2011 and December 31, 2010, the Company classified $124.5 million and $137.3 million, respectively, of ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. Contractual maturities of the Company’s marketable securities held at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Available-for-sale securities:
Due in 1 year or less	$346,394	$375,005
Due after 1 year through 5 years	569,201	499,275
Due after 5 years	124,468	137,256

	$1,040,063	$1,011,536

5. Accounts Receivable

Net accounts receivable consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Trade accounts receivable	$120,196	$116,212
Unbilled accounts	55,528	64,386

Gross accounts receivable	175,724	180,598

Allowance for doubtful accounts	(1,585)	(1,329)
Reserve for cash-basis customers	(4,483)	(3,903)

Total accounts receivable reserves	(6,068)	(5,232)

Accounts receivable, net	$169,656	$175,366

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Payroll and other related benefits	$31,858	$51,591
Bandwidth and co-location	20,247	21,787
Property, use and other taxes	26,559	15,849
Professional service fees	3,532	2,678
Contingent consideration	375	990
Other	2,207	1,766

Total	$84,778	$94,661

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

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$50,617	$40,878
Add back of interest expense on 1% convertible senior notes (net of tax)	—	422

Numerator for diluted net income per common share	$50,617	$41,300

Denominator:
Denominator for basic net income per common share	186,849	171,101
Effect of dilutive securities:
Stock options	3,353	3,442
Effect of escrow contingencies	—	339
RSUs and deferred stock units	1,181	1,202
Assumed conversion of 1% convertible senior notes	—	12,929

Denominator for diluted net income per common share	191,383	189,013

Basic net income per common share	$0.27	$0.24
Diluted net income per common share	$0.26	$0.22

Outstanding options to acquire an aggregate of 1.8 million and 2.2 million shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods because the effect of including these options would be anti-dilutive. Additionally, 3.2 million and 3.5 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three months ended March 31, 2011 and 2010, respectively, because the performance conditions had not been met as of those dates.

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

8. Stockholders’ Equity

Stock Repurchase Program

On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On April 28, 2010, the Company announced that its Board of Directors had authorized an extension of the stock repurchase program permitting purchases of an additional

$150.0 million of the Company’s common stock from time to time over the next 12 months commencing in May 2010 on the open market or in privately negotiated transactions. On April 19, 2011, the Company’s Board of Directors authorized an extension permitting purchases of an additional $150.0 million over the next 12 months commencing in May 2011. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Subject to applicable securities laws, the Company may choose to suspend or discontinue the repurchase program at any time.

During the three months ended March 31, 2011, the Company repurchased 1.0 million shares of its common stock for $42.8 million. During the three months ended March 31, 2010, the Company repurchased 0.8 million shares of its common stock for $21.9 million. As of March 31, 2011, the Company had $48.9 million remaining available for future purchases of shares under the current repurchase program; the unused balance of such may not be carried forward after the expiration of the applicable 12-month repurchase program period on May 2, 2011. Additionally, as of March 31, 2011, the Company had prepaid approximately $1.5 million for purchases of its common stock with a settlement date in early April 2011.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Stock-based compensation expense by type of award:
Stock options	$3,786	$3,769
RSUs	12,120	15,684
Shares issued under the Employee Stock Purchase Plan	1,630	1,132
Amounts capitalized as internal-use software	(1,824)	(1,477)

Total stock-based compensation before income taxes	15,712	19,108
Less: Income tax benefit	(5,062)	(7,728)

Total stock-based compensation, net of taxes	$10,650	$11,380

Effect of stock-based compensation on income by line item:
Cost of revenues	$555	$701
Research and development expense	2,762	3,993
Sales and marketing expense	6,846	9,024
General and administrative expense	5,549	5,390
Provision for income taxes	(5,062)	(7,728)

Total cost related to stock-based compensation, net of taxes	$10,650	$11,380

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three months ended March 31, 2011 and 2010 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $2.1 million and $1.9 million during such three-month periods, respectively, before tax.

9. Comprehensive Income

The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net income	$50,617	$40,878

Other comprehensive income (loss):
Foreign currency translation adjustments	2,606	(1,786)
Change in unrealized gain (loss) on investments, net	1,097	9
Income tax expense related to unrealized gain (loss) on investments, net	(420)	(3)

Other comprehensive income (loss)	3,283	(1,780)

Comprehensive income	$53,900	$39,098

Accumulated other comprehensive income (loss) consisted of (in thousands):

	March 31, 2011	December 31, 2010
Foreign currency translation adjustment	$4,709	$2,103
Net unrealized gain (loss) on investments, net of tax of $4,585 at March 31, 2011 and $5,005 at December 31, 2010	(7,167)	(7,844)

Total accumulated other comprehensive income (loss)	$(2,458)	$(5,741)

10. Goodwill and Other Intangible Assets

The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2010. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999.

Other intangible assets that are subject to amortization consist of the following (in thousands):

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$36,731	$(18,025)	$18,706
Customer relationships	88,700	(53,273)	35,427
Non-compete agreements	8,340	(4,370)	3,970
Trademarks and trade names	800	(724)	76
Acquired license rights	490	(490)	—

Total	$135,061	$(76,882)	$58,179

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$36,731	$(16,520)	$20,211
Customer relationships	88,700	(50,832)	37,868
Non-compete agreements	8,340	(4,070)	4,270
Trademarks and trade names	800	(693)	107
Acquired license rights	490	(490)	—

Total	$135,061	$(72,605)	$62,456

Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2011 and 2010 was $4.3 million and $4.1 million, respectively. Based on the Company’s other intangible assets as of March 31, 2011, aggregate expense related to amortization of other intangible assets is expected to be $12.6 million for the remainder of 2011, and $15.9 million, $13.1 million, $7.6 million and $5.1 million for fiscal years 2012, 2013, 2014 and 2015, respectively.

11. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing.

At March 31, 2011 and December 31, 2010, the Company held ARS, with an estimated fair value of $124.5 million and $137.3 million, respectively, that have experienced failed auctions preventing the Company from liquidating those investments. Based on its ability to access its cash and short-term investments and its expected cash flows, the Company does not anticipate the current lack of liquidity with respect to these ARS to have a material impact on its financial condition or results of operations during 2011. As of March 31, 2011, the Company had recorded a pre-tax cumulative unrealized loss of $12.3 million related to the temporary impairment of the ARS, which was included in accumulated other comprehensive loss on its consolidated balance sheet. See Note 4.

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for more than 10% of accounts receivable as of March 31, 2011. As of December 31, 2010, one customer had an account receivable balance greater than 10% of accounts receivable. The Company believes that, at March 31, 2011, concentration of credit risk related to accounts receivable is not significant.

12. Segment and Geographic Information

Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of March 31, 2011, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer or the President comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.

The Company deploys its servers into networks worldwide. As of March 31, 2011, the Company had $179.3 million and $87.7 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2010, the Company had $174.9 million and $81.0 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. Akamai sells its services through a direct sales force located both domestically and abroad. For the three months ended March 31, 2011 approximately 30% of the Company’s revenues were derived from operations located outside of the United States, including 18% derived from Europe. For the three months ended March 31, 2010 approximately 28% of the Company’s revenues were derived from operations located outside of the United States, including 18% derived from Europe. No single country outside the United States accounted for 10% or more of revenues during these periods. For each of the three months ended March 31, 2011 and 2010, no customer accounted for 10% or more of total revenues.

13. Income Taxes

The Company’s effective income tax rate, including discrete items, was 32.2% and 40.4% for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. The discrete items also include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under its Employee Stock Purchase Plan. For the three months ended March 31, 2011, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States. For the three months ended March 31, 2010, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense.

14. Commitments, Contingencies and Guarantees

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The expected minimum aggregate future obligations under non-cancelable leases as of March 31, 2011 were as follows (in thousands):

Operating Leases
Remaining 2011	$19,419
2012	22,699
2013	20,984
2014	20,104
2015	19,457
Thereafter	56,102

Total	$158,765

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2011 and for the years ending December 31, 2012,

2013, 2014 and 2015, the minimum commitments pursuant to these contracts in effect as of March 31, 2011, are $63.9 million, $14.8 million, $1.8 million, $45,000 and $33,000, respectively. As of March 31, 2011, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $81.6 million, which are expected to be paid over the next twelve months.

Litigation

Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 4, 2009. Notices of appeal of the District Court’s October 5, 2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit. If the District Court’s order is upheld on appeal, the Company would have no material liability in connection with this litigation, and the litigation would be resolved. The Company has recorded no liability for this matter as of March 31, 2011.

In addition, on or about October 3, 2007, a purported Akamai shareholder filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation.

Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties’ petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of March 31, 2011.

The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others—which is an interpretation of previous accounting statements and rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of March 31, 2011 was determined to be immaterial.

15. Subsequent Event

In April 2011, the Company announced that its Board of Directors authorized a second $150.0 million extension of its stock repurchase program permitting purchases of the Company’s common stock from time to time on the open market or in privately negotiated transactions over a twelve-month period commencing in May 2011. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Company may choose to suspend or discontinue the repurchase program at any time.

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

We provide services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. In recent years, however, we have entered into increasing numbers of customer contracts that have minimum usage commitments that are based on quarterly, twelve-month or longer periods. Our goal of having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly, quarterly or annual recurring revenue due to customer cancellations or terminations and limiting the impact of price reductions reflected in contract renewals and build on that base by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010
Revenues	100.0%	100.0%

Cost of revenues	32.3	28.1
Research and development expense	4.6	5.5
Sales and marketing expense	19.3	20.7
General and administrative expense	15.9	16.5
Amortization of other intangible assets	1.5	1.7

Total cost and operating expenses	73.6	72.5

Income from operations	26.4	27.5
Interest income	1.0	1.4
Interest expense	—	(0.3)
Other expense, net	(0.4)	—
Gain on investments, net	—	—

Income before provision for income taxes	27.0	28.6
Provision for income taxes	8.7	11.6

Net income	18.3%	17.0%

We were profitable for the fiscal year 2010 and for the three months ended March 31, 2011; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•

During each quarter of 2010 and the first quarter of 2011, we were able to offset lost committed recurring revenue due to customer cancellations, terminations or price reductions by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. A continuation of this trend, in conjunction with increased revenues from non-recurring revenue contracts, could lead to increased revenues; however, any such increased revenues could be offset if lower traffic reduces the revenues we earn on a non-committed basis or as a result of further declines in the prices we charge. If we do not offset lost committed revenue in this manner, our revenues will decrease.

•

During the first quarter of 2011, unit prices offered to some new and existing customers declined, primarily as a result of increased competition from new and established competitors that are willing to use low unit prices as a method of differentiation. These price reductions primarily impacted customers for which we deliver high volumes of traffic over our network, such as digital media customers. If we continue to experience decreases in unit prices for new and existing customers and we are unable to offset such reductions with increased traffic over our network, our revenues and profit margins could decrease.

•

Historically, we have experienced seasonal variations in our quarterly revenues attributable to e-commerce services used by our retail customers, with higher revenues in the fourth quarter of the year and lower revenues during the summer months. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•

In the first quarter of 2011, we experienced a moderation in traffic growth in our volume-driven solutions as compared to the second half of 2010. If this trend continues, our ability to generate revenue growth could be impacted.

•

During the first quarter of 2011, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continued to invest in internal-use software development to improve the performance and efficiency of our network. Due to the increased traffic delivered over our network, our total bandwidth costs increased during the first quarter of 2011 as compared to the same period in 2010. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected during the remainder of 2011.

•

During the first quarter of 2011, revenues derived from customers outside the United States accounted for 30% of our total revenues. For 2011, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with the first quarter.

•

Depreciation and amortization expense related to our network equipment and internal-use software development costs increased during the first quarter of 2011 as compared to the same period in 2010. Due to expected future purchases of network equipment during 2011, we believe that depreciation expense, as well as co-location costs, related to our network equipment will continue to increase in 2011. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2011 as compared to 2010.

•

For the three months ended March 31, 2011, our stock-based compensation expense was $15.7 million as compared to $19.1 million for the three months ended March 31, 2010. The decrease in stock-based compensation expense for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to a change in management’s assessment during the period of the expected vesting of performance-based restricted stock units, or RSUs, granted in 2010. We expect that stock-based compensation expense for 2011 will increase slightly as compared to 2010, as we continue to grant restricted stock units to employees, partially offset by a slight reduction in stock-based compensation from employee stock options as they become fully vested. As of March 31, 2011, our total pre-tax unrecognized compensation costs for stock-based awards were $136.5 million, which we expect to recognize as expense over a weighted average period of 1.4 years through 2015.

•

As of March 31, 2011, we held $136.8 million in par value of auction rate securities, which we refer to as ARS. Based upon our cash, cash equivalents and marketable securities balance of $1.26 billion at March 31, 2011 and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during the remainder of 2011. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•

During the three months ended March 31, 2011, our effective income tax rate was 32.2%. We expect our annual effective income tax rate in 2011 to remain relatively consistent in the remaining quarters of 2011; this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with the accounting guidance for stock-based compensation. In 2010, due to our continued utilization of available net operating losses, or NOLs, and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. We expect to utilize substantially all of our tax credit carryforwards in 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2011; however, our future results are likely to be affected by many factors identified in the paragraphs above as well as the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, goodwill and other intangible assets, capitalized internal-use software costs, impairment and useful lives of long-lived assets, tax reserves, loss contingencies and stock-based compensation costs. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2010 for further discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard is effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Results of Operations

Revenues. Total revenues increased 15%, or $35.9 million, to $276.0 million for the three months ended March 31, 2011 as compared to $240.0 million for the three months ended March 31, 2010. The following table quantifies the contribution to growth in revenues from different industry verticals in which we sell our services (in millions):

For the Three Months Ended March 31, 2011 as compared to 2010
Media & Entertainment	$15.1
Commerce	11.8
Enterprise	8.6
High Tech	(1.6)
Public Sector	2.0

Total net increase	$35.9

A significant portion of the increase in revenues for the three months ended March 31, 2011 as compared to prior period was driven by traffic growth from customers in our media and entertainment and commerce verticals. The revenues from this traffic growth were partially offset by reduced prices charged to our customers. The increase in revenues from our commerce customers was principally due to increased purchases of value-added services. In our high tech vertical, we experienced a decrease in revenues driven by lower software download volumes. The increase in revenues from public sector customers was primarily attributable to entering into new contracts with government agencies.

For the three months ended March 31, 2011, approximately 30% of our revenues were derived from our operations located outside of the United States, of which 18% was derived from Europe. For the three months ended March 31, 2010, approximately 28% of our revenues was derived from our operations outside of the United States, of which 18% was derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during these periods. For each of the three months ended March 31, 2011 and 2010, resellers accounted for 18% of revenues. For each of the three months ended March 31, 2011 and 2010, no customer accounted for 10% or more of revenues.

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

Cost of revenues was comprised of the following (in millions):

	For the Three Months Ended March 31,
	2011	2010
Bandwidth and service-related fees	$22.0	$18.5
Co-location fees	30.0	20.3
Payroll and related costs of network operations personnel	3.8	3.1
Stock-based compensation, including amortization of prior capitalized amounts	2.6	2.6
Depreciation and impairment of network equipment	22.9	16.6
Amortization of internal-use software	7.8	6.4

Total cost of revenues	$89.1	$67.5

Cost of revenues increased 32%, or $21.6 million, to $89.1 million for the three months ended March 31, 2011 as compared to $67.5 million for the three months ended March 31, 2010. This increase was primarily due to an increase in co-location costs as we deployed more servers worldwide; an increase in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure; and an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit.

Cost of revenues during the three months ended March 31, 2011 and 2010 also included credits received of approximately $1.3 million and $1.1 million, respectively, from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, are unpredictable.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2011 and for the years ending December 31, 2012, 2013, 2014 and 2015, we estimate that the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $63.9 million, $14.8 million, $1.8 million, $45,000 and $33,000 respectively.

We believe that cost of revenues will increase during the remaining quarters of 2011 as compared to the three-month period ended March 31, 2011. We expect to deploy more servers and to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic and co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for the remaining quarters of 2011, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.

Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization. During the three months ended March 31, 2011 and 2010, we capitalized software development costs of $9.9 million and $6.5 million, respectively, net of impairments. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three months ended March 31, 2011, we capitalized $1.8 million of stock-based compensation as compared to $1.4 million during the three months ended March 31, 2010. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

Research and development expenses decreased 4%, or $0.6 million, to $12.6 million for the three months ended March 31, 2011 as compared to $13.2 million for the three months ended March 31, 2010. The decrease during the three months ended March 31, 2011 as compared to the same period in 2010 was due to higher capitalized salaries and a decrease in stock-based compensation, partially offset by an increase in payroll and related costs.

The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2011 as compared to 2010
Payroll and related costs	$3.9
Stock-based compensation	(1.2)
Capitalized salaries and other expenses	(3.3)

Total net decrease	$(0.6)

We believe that research and development expenses, in absolute dollar terms, will increase in the remaining quarters of 2011 as compared to the first quarter of 2011 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our existing service offerings.

Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.

Sales and marketing expenses increased 7%, or $3.7 million, to $53.4 million for the three months ended March 31, 2011 as compared to $49.7 million for the three months ended March 31, 2010. The increase in sales and marketing expenses during the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to an increase in payroll and related costs such as commissions, partially offset by a decrease in stock-based compensation.

The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2011 as compared to 2010
Payroll and related costs	$6.7
Stock-based compensation	(2.2)
Marketing and related costs	(0.4)
Other expenses	(0.4)

Total net increase	$3.7

We believe that sales and marketing expenses will increase, in absolute dollar terms, during the remaining quarters of 2011 as compared to the first quarter of 2011 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued headcount growth in our sales and marketing organization.

General and Administrative. General and administrative expenses consist primarily of the following components:

•

payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	depreciation and amortization of property and equipment we use internally;

•	fees for professional services;

•	rent and other facility-related expenditures for leased properties;

•	provision for doubtful accounts;

•	insurance costs; and

•	non-income related taxes.

General and administrative expenses increased 11%, or $4.4 million, to $43.9 million for the three months ended March 31, 2011 as compared to $39.6 million for the three months ended March 31, 2010. The increase in general and administrative expenses for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to an increase in payroll and related costs, facilities and related costs and other expenses such as purchases of small furniture and equipment at amounts below our capitalization policy. These increases were partially offset by reductions in legal fees and non-income taxes.

The following table quantifies the changes in various components of our general and administrative expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2011 as compared to 2010
Payroll and related costs	$3.3
Stock-based compensation	0.2
Depreciation and amortization	0.2
Facilities-related costs	1.6
Legal fees	(0.9)
Non-income taxes	(0.9)
Consulting and advisory services	(0.6)
Other expenses	1.5

Total net increase	$4.4

During the remaining quarters of 2011, we expect general and administrative expenses to increase, in absolute dollar terms, as compared to the first quarter of 2011 due to anticipated higher payroll and related costs attributable to increased hiring as well as facilities and related costs.

Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 4%, or $0.2 million, to $4.3 million for the three months ended March 31, 2011 as compared to $4.1 million for the three months ended March 31, 2010. The increase in amortization of other intangible assets for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to the amortization of assets related to our acquisition of substantially all of the assets and liabilities of Velocitude during the second quarter of 2010. Based on our intangible assets at March 31, 2011, we expect amortization of other intangible assets to be approximately $12.6 million for the remainder of 2011, and $15.9 million, $13.1 million, $7.6 million and $5.1 million for fiscal years 2012, 2013, 2014 and 2015, respectively.

Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 9%, or $0.3 million, to $3.0 million for the three months ended March 31, 2011, as compared to $3.3 million for the three months ended March 31, 2010. The decrease was due to lower interest rates earned on our investments during the comparable periods.

Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense was $0.7 million for the three months ended March 31, 2010. As of March 31, 2011, we had no outstanding indebtedness requiring the payment of interest.

Other Expense, net. Other (expense) income, net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. Other expense, net for the three months ended March 31, 2011 increased to $1.0 million as compared to $0.1 million of expense for the three months ended March 31, 2010. The increase in the first quarter of 2011 as compared to the same period in 2010 was primarily due to exchange rate fluctuations. Other expense, net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings, or other events.

Provision for Income Taxes. For the three months ended March 31, 2011 and 2010, our effective income tax rate, including discrete items, was 32.2% and 40.4%, respectively. For the three months ended March 31, 2011, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions. For the three months ended March 31, 2010, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes decreased 13%, or $3.7 million, to $24.1 million for the three months ended March 31, 2011 as compared to $27.8 million for the three months ended March 31, 2010. The decrease in the three months ended March 31, 2011 as compared to the same period in 2010 was mainly due to the composition of income in foreign jurisdictions.

While we expect our effective income tax rate for the remaining quarters of 2011 to remain relatively consistent with the rate in the first quarter of 2011, this expectation does not take into consideration the effect of any potential discrete items to be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. In 2010, due to our continued utilization of available NOLs and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. We expect to utilize substantially all of our tax credit carryforwards in 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

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

We consider normalized net income and normalized net income per diluted common share to be important indicators of our overall performance as they eliminate the effects of events that are either not part of our core operations or are non-cash. We define normalized net income as net income determined in accordance with GAAP excluding the following pre-tax items: amortization of other acquired intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition related costs and benefits, certain gains and losses on investments and loss on early extinguishment of debt.

The following table reconciles GAAP net income to normalized net income and normalized net income per diluted share for the three months ended March 31, 2011 and 2010:

	Unaudited
	For the Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Net income	$50,617	$40,878
Amortization of other intangible assets	4,277	4,108
Stock-based compensation	15,712	19,108
Amortization of capitalized stock-based compensation	2,065	1,875
Acquisition related costs (benefits)	(440)	—

Total normalized net income	$72,231	$69,969

Normalized net income per diluted share	$0.38	$0.35

Shares used in per share calculations	191,383	189,013

We consider Adjusted EBITDA to be another important indicator of our operational strength and the performance of our business and a good measure of our historical operating trend. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as net income determined in accordance with GAAP excluding interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition related costs and benefits, certain gains and losses on investments, foreign exchange gains and losses, loss on early extinguishment of debt, and gains or losses on legal settlements.

The following table reconciles GAAP net income to Adjusted EBITDA for the three months ended March 31, 2011 and 2010:

	Unaudited
	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income	$50,617	$40,878
Amortization of other intangible assets	4,277	4,108
Stock-based compensation	15,712	19,108
Amortization of capitalized stock-based compensation	2,065	1,875
Acquisition related costs (benefits)	(440)	—
Interest income, net	(2,960)	(2,662)
Provision for income taxes	24,056	27,759
Depreciation and amortization	34,792	26,977
Other loss, net	1,035	75

Adjusted EBITDA	$129,154	$118,118

These non-GAAP financial measures should be used in addition to and in conjunction with results presented in accordance with GAAP.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.

As of March 31, 2011, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities, commercial paper, corporate debt securities, and student loan-backed ARS, totaled $1.26 billion. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.

We held approximately $136.8 million and $150.8 million in par value of ARS as of March 31, 2011 and December 31, 2010, respectively. The ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the ARS in our portfolio are mortgage-based or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auctions, which failures continued throughout the period ended March 31, 2011. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2011 or the foreseeable future.

Net cash provided by operating activities was $88.5 million for the three months ended March 31, 2011, compared to $87.8 million for the three months ended March 31, 2010. The slight increase in cash provided by operating activities for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to a reduction in cash used in working capital and an increase in net income, partially offset by a reduction in the provision for deferred income taxes and an increase in our excess tax benefits from stock-based compensation. We expect that cash provided by operating activities will increase as a result of an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that requires cash outlays such as salaries and higher commissions.

Net cash used in investing activities was $74.5 million for the three months ended March 31, 2011, compared to $80.2 million for the three months ended March 31, 2010. Cash used in investing activities for the three months ended March 31, 2011 reflects purchases of short- and long-term marketable securities of $275.6 million, and purchases of property and equipment of $46.2 million, including $10.6 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $247.3 million. Cash used in investing activities for the three months ended March 31, 2010 reflects purchases of short- and long-term marketable securities of $232.1 million, purchases of property and equipment of $35.2 million, including $7.0 million related to the capitalization of internal-use software development costs and an increase in other investments of $0.5 million. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of marketable securities of $187.6 million. For fiscal year 2011, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 16% of total revenues for the year, which reflects our plan to continue expansion of our network capacity to meet expected future traffic growth. We expect to fund such capital expenditures through cash generated from operations.

Net cash used in financing activities was $30.7 million for the three months ended March 31, 2011, as compared to $15.0 million in net cash used in financing activities for the three months ended March 31, 2010. Cash used in financing activities during the three months ended March 31, 2011 consisted of $43.7 million related to a common stock repurchase program we initiated in April 2009 and extended in April 2010, as described more fully below. This was offset by cash provided by financing activities for the three months ended March 31, 2011 of $9.0 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $4.0 million from the issuance of common stock upon exercises of stock options under our stock option plans. Cash used in financing activities during the three months ended March 31, 2010 consisted of $22.2 million related to our common stock repurchase program. This was offset by cash provided by financing activities during the three months ended March 31, 2010 of $3.2 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $4.0 million from the issuance of common stock upon exercises of stock options under our stock option plans.

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

The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Cash, cash equivalents and marketable securities balance as of December 31, 2010 and 2009, respectively	$1,243.4	$1,061.5

Changes in cash, cash equivalents and marketable securities:
Receipts from customers	291.1	250.7
Payments to vendors	(154.4)	(131.0)
Payments for employee payroll	(93.1)	(70.0)
Stock option exercises	4.0	4.0
Cash used in business acquisition	(0.2)	—
Common stock repurchases	(43.7)	(22.2)
Realized and unrealized gains on marketable investments and other investment-related assets, net	1.1	0.1
Interest income	3.0	3.3
Other	6.0	—

Net increase	13.8	34.9

Cash, cash equivalents and marketable securities balance as of March 31, 2011 and 2010, respectively	$1,257.2	$1,096.4

On April 29, 2009, we announced that our Board of Directors had authorized a one-year stock repurchase program permitting purchases of up to $100.0 million of our common stock from time to time on the open market or in privately-negotiated transactions. In April 2010, the Board of Directors authorized a $150.0 million, one-year extension of such stock repurchase program. During the three months ended March 31, 2011, we repurchased 1.0 million shares of common stock for an aggregate of $42.8 million at an average price of $41.60 per share. During the three months ended March 31, 2010, we repurchased $0.8 million shares of common stock for an aggregate of $21.9 million at an average price of $26.26 per share. In April 2011, the Board of Directors authorized a second, one-year $150.0 million extension of such stock repurchase program which began in May 2011; unused amounts from the prior year’s authorization may not be carried over to this new extension. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. We may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities. See Item 2 of Part II of this quarterly report on Form 10-Q for more detailed information about our repurchases.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of March 31, 2011, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of March 31, 2011	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
Bandwidth and co-location agreements	$80.6	$72.5	$8.1	$—	$—
Real estate operating leases	158.8	25.6	62.7	32.5	38.0
Open vendor purchase orders	81.6	81.6	—	—	—

Total	$321.0	$179.7	$70.8	$32.5	$38.0

In accordance with authoritative guidance issued by the Financial Accounting Standards Board, or FASB, as of March 31, 2011, we had unrecognized tax benefits of $16.1 million, which included approximately $4.5 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2011. We are not, however, able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized tax benefits and related obligations.

Letters of Credit

As of March 31, 2011, we had $5.1 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. Approximately $0.1 million of these letters of credit are collateralized by restricted marketable securities, of which $51,000 are classified as short-term marketable securities and $45,000 are classified as long-term marketable securities on the consolidated balance sheet at March 31, 2011. The restrictions on these marketable securities lapse as we fulfill our obligations or as such obligations expire as provided by the letters of credit. These restrictions are expected to lapse through August 2014. The remaining $5.0 million of irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2011 was determined to be immaterial.

As of March 31, 2011, we did not have any additional material off-balance sheet arrangements.

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

At March 31, 2011, we held $136.8 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. Due to these liquidity issues, we used a discounted cash flow analysis to determine the estimated fair value of these ARS investments. Such analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of March 31, 2011 assumed a weighted average discount rate of 2.96% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for recent debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of March 31, 2011, we have estimated an aggregate loss of $12.3 million, related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity. The impact for the three months ended March 31, 2011 was a pre-tax gain of $1.3 million, included in accumulated other comprehensive loss within stockholders’ equity related to ARS having impairments deemed to be temporary. The aggregate gain in the fair value of ARS experienced in the three months ended March 31, 2011 was primarily due to redemption of $14.1 million at par value of ARS during the three months ended March 31, 2011.

Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If, as of March 31, 2011, we assumed an expected term of three years or seven years and discount rate of 2.96% the gross unrealized loss on the $136.8 million in par value of ARS classified as available-for-sale would have been $7.5 million or $16.9 million, respectively. If we had assumed an expected term of five years and discount rate of 1.96% or 3.96%, the gross unrealized loss on the $136.8 million in par value of ARS classified as available-for-sale would have been $6.0 million or $18.2 million, respectively.

We have operations in Europe, Asia, Australia and India. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally and sell to customers in foreign locations, which may increase our exposure to foreign exchange fluctuations. We do not have any foreign currency hedge contracts.

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of March 31, 2011, no customer had an account receivable balance greater than 10% of accounts receivable. As of December 31, 2010, one customer had an account receivable balance greater than 10% of accounts receivable. We believe that, at March 31, 2011, concentration of credit risk related to accounts receivable is not significant.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 of part I of our annual report on Form 10-K for the year ended December 31, 2010 for a discussion of legal proceedings. There were no material developments in such legal proceedings during the quarter ended March 31, 2011.

Item 1A.	Risk Factors

The following are certain of the important factors, among others, that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants with innovative approaches and established companies with greater resources.

We compete in markets that are intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition. As we expand into new areas to address the evolving nature of the Internet, we may face competition from new and different companies. Many of these potential competitors, as well as some of our current ones, have longer operating histories, greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do. Other competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge. Given the relative ease with which some customers can potentially switch to another content delivery network provider, any differentiated offerings or lower pricing by competitors could lead to a rapid loss of customers. More nimble competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage website owners from purchasing any service we offer.

Potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. As a result, our competitors include hardware manufacturers, software companies and other entities that offer Internet-related solutions that are not service-based. It is an important component of our growth strategy to educate enterprises and government agencies about our services and to convince them to entrust their content and applications to an external service provider, and Akamai in particular. If we are unsuccessful in such efforts, our business could suffer.

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

The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. For example, individuals are increasingly using mobile devices to access Internet content. Our ability to provide new and innovative solutions to address challenges posed by mobile users and other developments is important to our future growth; other companies are also looking to offer Internet-related solutions, such as cloud computing, to generate growth. These other companies may develop technological or business model innovations in the markets we seek to address that are, or are perceived to be, equivalent or superior to our services. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for our services. Our operating results depend on our ability to adapt to market changes and develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services with sufficient demand to justify the investment or that the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources.

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

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. In particular, weakness in the online advertising market has affected and could continue to affect the success of our Internet advertising-related initiatives and could have a negative impact on our media and other customers. To the extent customers are unable to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver on their behalf. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

Our failure to manage expected growth, diversification and changes to our business could harm us.

We have continued to grow, diversify and evolve our business both in the United States and internationally. It is unclear, however, whether such growth will continue. In the event of a slowing or decline in our rate of growth, we must also address the challenges of establishing an appropriate organizational size and structure while maintaining the quality of our services. If we are unable to do so, our profitability could be reduced.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

Future changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and interpretations of existing accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results.

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

We held $136.8 million in par value of auction rate securities, or ARS, as of March 31, 2011, which represented approximately 11% of our total short- and long-term marketable securities of $1.26 billion as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, and such predetermined rates might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material. We may also incur significant legal and related expenses in connection with efforts to require one or more of the investment advisors that sold us ARS to provide liquidity for these securities. There can be no assurance that any such efforts would be successful.

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

Other companies or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to increase or maintain revenues and improve or maintain profitability. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights against both technology providers and customers that use such technology.

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

•

interpretations of laws or regulations that would subject us to regulatory supervision, additional costs, or require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;

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

Laws and regulations that apply to data flows, communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online business has prompted calls for more stringent tax, consumer protection, security, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, domestic and international government attempts to regulate the operation of the Internet could negatively impact our business.

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

We are named as a defendant in a purported class action lawsuit filed in 2001 alleging that the underwriters of our initial public offering received undisclosed compensation in connection with our initial public offering of common stock in violation of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. We are also a nominal defendant in a related lawsuit alleging violations of Section 16 of the Securities Exchange of 1934, as amended, by such underwriters and our officers and directors. See Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2010 for more information. Any conclusion of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
January 1, 2011 – January 31, 2011	250,951	$48.54	250,951	$79,558,763
February 1, 2011 – February 28, 2011	238,700	$44.23	238,700	$68,999,904
March 1, 2011 – March 31, 2011	539,500	$37.21	539,500	$48,922,541

Total	1,029,151	$41.60	1,029,151

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program (see note 4 below). All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.

(3)	Includes commissions paid.

(4)	In April 2009, we announced that our Board of Directors had authorized a one-year stock repurchase program for up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In addition, in April 2010, the Board of Directors approved a $150.0 million one-year extension of the stock repurchase program. See Note 8 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

(5)	Dollar amounts represented reflect $250.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and aggregate commissions paid in connection therewith.

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 10, 2011	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010, (ii) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and September 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.