Form 10-Q
period 2011-06-30
AKAMAI TECHNOLOGIES INC
filed 2011-08-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27275
______________________________________________
Akamai Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8 Cambridge Center
Cambridge, MA 02142
(617) 444-3000
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)
______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 4, 2011: 184,377,298 shares.

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$205,629	$231,866
Marketable securities (including restricted securities of $51 and $272 at June 30, 2011 and December 31, 2010, respectively)	291,647	375,005
Accounts receivable, net of reserves of $4,914 and $5,232 at June 30, 2011 and December 31, 2010, respectively	178,260	175,366
Prepaid expenses and other current assets	47,348	48,029
Deferred income tax assets	28,069	28,201
Total current assets	750,953	858,467
Property and equipment, net	274,377	255,929
Marketable securities (including restricted securities of $45 at June 30, 2011 and December 31, 2010)	788,197	636,531
Goodwill	452,914	452,914
Other intangible assets, net	53,887	62,456
Deferred income tax assets	74,281	75,226
Other assets	9,540	11,153
Total assets	$2,404,149	$2,352,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,053	$26,375
Accrued expenses and other current liabilities	86,909	94,661
Deferred revenue	22,412	23,808
Accrued restructuring	334	307
Total current liabilities	138,708	145,151
Other liabilities	33,693	26,278
Deferred revenue	3,433	3,642
Total liabilities	175,834	175,071
Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 194,324,558 shares issued and 185,981,780 shares outstanding at June 30, 2011 and 192,383,121 shares issued and 186,603,380 outstanding at December 31, 2010	1,944	1,924
Additional paid-in capital	5,009,667	4,970,278
Accumulated other comprehensive income (loss)	298	(5,741)
Treasury stock, at cost, 8,342,778 shares at June 30, 2011 and 5,779,741 shares at December 31, 2010	(251,537)	(158,261)
Accumulated deficit	(2,532,057)	(2,630,595)
Total stockholders’ equity	2,228,315	2,177,605
Total liabilities and stockholders’ equity	$2,404,149	$2,352,676
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenues	$276,989	$245,318	$552,942	$485,347
Costs and operating expenses:
Cost of revenues	89,647	71,840	178,715	139,314
Research and development	11,006	13,577	23,600	26,756
Sales and marketing	52,837	55,203	106,202	104,871
General and administrative	45,975	43,707	89,876	83,257
Amortization of other intangible assets	4,292	4,152	8,569	8,260
Total costs and operating expenses	203,757	188,479	406,962	362,458
Income from operations	73,232	56,839	145,980	122,889
Interest income	3,021	3,262	5,972	6,512
Interest expense	—	(618)	—	(1,327)
Other (expense) income, net	(107)	122	(1,142)	47
Gain on investments, net	75	127	84	248
Loss on early extinguishment of debt	—	(294)	—	(294)
Income before provision for income taxes	76,221	59,438	150,894	128,075
Provision for income taxes	28,300	21,315	52,356	49,074
Net income	$47,921	$38,123	$98,538	$79,001
Net income per weighted average share:
Basic	$0.26	$0.22	$0.53	$0.46
Diluted	$0.25	$0.20	$0.52	$0.42
Shares used in per share calculations:
Basic	186,612	173,317	186,731	172,209
Diluted	190,179	190,479	190,781	189,746

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$98,538	$79,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,467	67,634
Stock-based compensation expense	27,324	39,384
Provision for deferred income taxes, net	—	44,611
Amortization of deferred financing costs	—	394
Provision for doubtful accounts	454	1,445
Excess tax benefits from stock-based compensation	(10,850)	(12,923)
Loss on investments and disposal of property and equipment, net	4	(245)
Non-cash portion of loss on early extinguishment of debt	—	294
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	456	(16,406)
Prepaid expenses and other current assets	841	(40,284)
Accounts payable, accrued expenses and other current liabilities	(5,713)	11,878
Deferred revenue	(2,182)	(1,319)
Accrued restructuring	(32)	(93)
Other non-current assets and liabilities	9,052	762
Net cash provided by operating activities	200,359	174,133
Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	(550)	(12,010)
Purchases of property and equipment	(68,525)	(86,446)
Capitalization of internal-use software costs	(20,450)	(14,841)
Purchases of short- and long-term marketable securities	(578,135)	(614,679)
Proceeds from sales of short- and long-term marketable securities	272,709	274,620
Proceeds from maturities of short- and long-term marketable securities	238,428	230,102
Increase in other investments	—	(500)
Proceeds from the sale of property and equipment	88	38
Decrease in restricted investments held for security deposits	221	8
Net cash used in investing activities	(156,214)	(223,708)
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	12,122	20,993
Excess tax benefits from stock-based compensation	10,850	12,923
Employee taxes paid related to net share settlement of equity awards	(3,507)	—
Repurchases of common stock	(92,613)	(42,621)
Net cash used in financing activities	(73,148)	(8,705)
Effects of exchange rate changes on cash and cash equivalents	2,766	(2,519)
Net decrease in cash and cash equivalents	(26,237)	(60,799)
Cash and cash equivalents at beginning of period	231,866	181,305
Cash and cash equivalents at end of period	$205,629	$120,506
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,898	$22,130
Cash paid for interest	—	966
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$3,465	$3,679
Common stock issued upon conversion of 1% convertible senior notes	—	136,193
Common stock returned upon settlement of escrow claims related to prior business acquisitions	—	(125)
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
2. Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for business combinations specifically related to the disclosure of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period, and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard was effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have an impact on the Company's financial position or results of operations.
In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. This guidance provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and international financial reporting standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard will be effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The adoption of the guidance is not expected to have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes will be effective January 1, 2012 and early adoption is permitted. There will be no impact to the Company's consolidated financial results as the amendments relate only to changes in financial statement presentation.
3. Business Acquisition
In June 2010, the Company acquired substantially all of the assets and liabilities of Velocitude LLC (“Velocitude”), in exchange for payment of approximately $12.0 million in cash. In addition, the Company recorded a liability of $2.4 million for contingent consideration related to the expected achievement of certain post-closing milestones. During the three months ended June 30, 2011, the Company made a final payment of $0.4 million related to the contingent consideration. The acquisition of substantially all of the assets of Velocitude was intended to further Akamai’s strategic position in the mobile market and was accounted for using the purchase method of accounting. The Company allocated $11.6 million of the cost of the acquisition to goodwill and $2.8 million to other intangible assets.
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
The following is a summary of marketable securities held at June 30, 2011 and December 31, 2010 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
As of June 30, 2011	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$96	$—	$—	$96	$51	$45
Commercial paper	9,998	1	—	9,999	9,999	—
U.S. corporate debt securities	741,009	2,270	(273)	743,006	270,470	472,536
U.S. government agency obligations	202,563	211	(135)	202,639	11,127	191,512
Auction rate securities	136,350	—	(12,246)	124,104	—	124,104
	$1,090,016	$2,482	$(12,654)	$1,079,844	$291,647	$788,197
		Gross Unrealized			Classification on Balance Sheet
As of December 31, 2010	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$96	$—	$—	$96	$51	$45
Commercial paper	59,912	34	(2)	59,944	59,944	—
U.S. corporate debt securities	651,855	1,416	(736)	652,535	301,625	350,910
U.S. government agency obligations	161,722	102	(119)	161,705	13,385	148,320
Auction rate securities	150,800	—	(13,544)	137,256	—	137,256
	$1,024,385	$1,552	$(14,401)	$1,011,536	$375,005	$636,531

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. Realized gains and losses and gains and losses on other-than-temporary impairments on investments are reflected in the income statement as gain (loss) on investments, net. As of June 30, 2011, the Company had recorded $136.4 million of auction rate securities ("ARS") at cost with gross unrealized losses that have been in a continuous loss position for more than 12 months.
The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	June 30, 2011	Level 1	Level 2	Level 3
Money market funds	$31,495	$31,495	$—	$—
Certificates of deposit	96	96	—	—
Commercial paper	9,999	—	9,999	—
U.S. corporate debt securities	743,006	—	743,006	—
U.S. government agency obligations	202,639	—	202,639	—
Auction rate securities	124,104	—	—	124,104
	$1,111,339	$31,591	$955,644	$124,104

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	December 31, 2010	Level 1	Level 2	Level 3
Money market funds	$55,648	$55,648	$—	$—
Certificates of deposit	96	96	—	—
Commercial paper	59,944	—	59,944	—
U.S. corporate debt securities	652,535	—	652,535	—
U.S. government agency obligations	161,705	—	161,705	—
Auction rate securities	137,256	—	—	137,256
	$1,067,184	$55,744	$874,184	$137,256
The following tables reflect the activity for the Company’s major classes of financial assets measured at fair value using Level 3 inputs, consisting solely of ARS, for the six month periods ended June 30, 2011 and 2010 (in thousands):

Auction Rate Securities
Balance as of December 31, 2010	$137,256
Redemptions of securities	(14,450)
Unrealized gain included in accumulated other comprehensive income (loss), net	1,298
Balance as of June 30, 2011	$124,104

	Auction Rate Securities	Put Option Related to Auction Rate Securities	Total
Balance as of December 31, 2009	$244,505	$9,614	$254,119
Redemptions of securities	(78,425)	—	(78,425)
Unrealized gain included in accumulated other comprehensive income (loss), net	5,439	—	5,439
Unrealized gain on auction rate securities included in the statement of operations	6,182	—	6,182
Unrealized loss on other investment-related assets included in the statement of operations	—	(6,182)	(6,182)
Balance as of June 30, 2010	$177,701	$3,432	$181,133

As of June 30, 2011, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2011, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of June 30, 2011, the Company’s assets grouped using a Level 3 valuation consisted of ARS.
Historically, the carrying value (par value) of the Company’s ARS holdings approximated fair market value due to the resetting of variable interest rates in a “Dutch auction” process. Beginning in mid-February 2008 and continuing throughout the period ended June 30, 2011, however, the auctions for ARS then held by the Company failed. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company used a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of June 30, 2011 assumed a weighted average discount rate of 2.97% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for recent debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of June 30, 2011, the Company has estimated an aggregate loss of $12.2 million, which was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity. The discounted cash flow analysis performed as of December 31, 2010 for ARS assumed a weighted average discount rate of 3.21% and expected term of five years. As a result, as of that date, the Company estimated an aggregate loss of $13.5 million, which was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity.
The ARS the Company holds are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans as part of the Federal Family Education Loan Program through the U.S. Department of Education. The Company believes the quality of the collateral underlying these securities will enable it to recover the Company’s principal balance.
Despite the failed auctions, the Company continues to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, the Company does not believe it will be required to sell the ARS prior to a recovery of par value and currently intends to hold the investments until such time because it believes it has sufficient cash, cash equivalents and other marketable securities on-hand and from expected operating cash flows to fund its operations.
As of June 30, 2011 and December 31, 2010, the Company classified $124.1 million and $137.3 million, respectively, of ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the succeeding twelve months.
Contractual maturities of the Company’s marketable securities held at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Available-for-sale securities:
Due in 1 year or less	$291,647	$375,005
Due after 1 year through 5 years	664,093	499,275
Due after 10 years	124,104	137,256
	$1,079,844	$1,011,536
5. Accounts Receivable
Net accounts receivable consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Trade accounts receivable	$124,235	$116,212
Unbilled accounts	58,939	64,386
Gross accounts receivable	183,174	180,598
Allowance for doubtful accounts	(1,382)	(1,329)
Reserve for cash-basis customers	(3,532)	(3,903)
Total accounts receivable reserves	(4,914)	(5,232)
Accounts receivable, net	$178,260	$175,366
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
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Payroll and other related benefits	$23,083	$51,591
Bandwidth and co-location	20,299	21,787
Property, use and other taxes	36,748	15,849
Professional service fees	5,505	2,678
Contingent consideration	—	990
Other	1,274	1,766
Total	$86,909	$94,661
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
The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$47,921	$38,123	$98,538	$79,001
Add back of interest expense on 1% convertible senior notes (net of tax)	—	396	—	818
Numerator for diluted net income per common share	$47,921	$38,519	$98,538	$79,819
Denominator:
Denominator for basic net income per common share	186,612	173,317	186,731	172,209
Effect of dilutive securities:
Stock options	2,810	3,992	3,081	3,717
Effect of escrow contingencies	—	339	—	339
RSUs and deferred stock units	757	1,396	969	1,299
Assumed conversion of 1% convertible senior notes	—	11,435	—	12,182
Denominator for diluted net income per common share	190,179	190,479	190,781	189,746
Basic net income per common share	$0.26	$0.22	$0.53	$0.46
Diluted net income per common share	$0.25	$0.20	$0.52	$0.42
Outstanding options to acquire an aggregate of 2.5 million and 1.1 million shares of common stock for the three months ended June 30, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. As a result, the effect of including these options would be anti-dilutive. Similarly, outstanding options to acquire an aggregate of 2.1 million and 1.6 million shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the Company's common stock during the respective periods. Additionally, 2.9 million and 3.0 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2011, respectively, and 3.2 million and 3.3 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2010, respectively, because the performance conditions had not been met as of those dates.
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
8. Stockholders’ Equity
Stock Repurchase Program
On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On April 28, 2010, the Company announced that its Board of Directors had authorized an extension of the stock repurchase program permitting purchases of an additional $150.0 million of the Company’s common stock from time to time over the next twelve months commencing in May 2010 on the open market or in privately negotiated transactions. The unused balance from the May 2010 extension was not carried forward for future purchases. On April 19, 2011, the Company’s Board of Directors authorized a new program authorizing up to an additional $150.0 million of repurchases over the next twelve months commencing in May 2011. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve month period that commenced in May 2011. The total authorized funding for stock repurchases in that twelve month period is now $400.0 million. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws, the Company may choose to suspend or discontinue the repurchase program at any time.

During the three and six months ended June 30, 2011, the Company repurchased 1.5 million and 2.6 million shares, respectively, of its common stock for $50.5 million and $93.3 million, respectively. During the three and six months ended June 30, 2010, the Company repurchased 0.5 million and 1.4 million shares, respectively, of its common stock for $20.4 million and $42.3 million, respectively. As of June 30, 2011, the Company had $111.1 million remaining available for future purchases of shares under the current repurchase program.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense by type of award:
Stock options	$3,420	$3,628	$7,206	$7,397
Deferred stock units	1,885	1,885	1,885	1,885
RSUs	6,528	15,909	18,648	31,593
Shares issued under the Employee Stock Purchase Plan	1,420	1,056	3,050	2,188
Amounts capitalized as internal-use software	(1,641)	(2,202)	(3,465)	(3,679)
Total stock-based compensation before income taxes	11,612	20,276	27,324	39,384
Less: Income tax benefit	(4,311)	(7,271)	(9,373)	(14,999)
Total stock-based compensation, net of taxes	$7,301	$13,005	$17,951	$24,385
Effect of stock-based compensation on income by line item:
Cost of revenues	$590	$707	$1,145	$1,408
Research and development expense	2,124	3,542	4,886	7,535
Sales and marketing expense	5,315	8,776	12,161	17,800
General and administrative expense	3,583	7,251	9,132	12,641
Provision for income taxes	(4,311)	(7,271)	(9,373)	(14,999)
Total cost related to stock-based compensation, net of taxes	$7,301	$13,005	$17,951	$24,385
In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $1.9 million and $4.0 million, respectively, before tax. The Company's consolidated statements of operations for the three and six months ended June 30, 2010 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $1.8 million and $3.7 million, respectively, before tax.
9. Comprehensive Income
The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$47,921	$38,123	$98,538	$79,001
Other comprehensive income (loss):
Foreign currency translation adjustments	1,782	(3,094)	4,388	(4,880)
Change in unrealized gain (loss) on investments, net	1,580	3,980	2,677	3,989
Income tax expense related to unrealized gain (loss) on investments, net	(605)	(1,542)	(1,025)	(1,545)
Other comprehensive income (loss)	2,757	(656)	6,040	(2,436)
Comprehensive income	$50,678	$37,467	$104,578	$76,565

Accumulated other comprehensive income (loss) consisted of (in thousands):

	June 30, 2011	December 31, 2010
Foreign currency translation adjustment	$6,491	$2,103
Net unrealized gain (loss) on investments, net of tax of $3,979 at June 30, 2011 and $5,005 at December 31, 2010	(6,193)	(7,844)
Total accumulated other comprehensive income (loss)	$298	$(5,741)
10. Goodwill and Other Intangible Assets
The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2010. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999.
Other intangible assets that are subject to amortization consist of the following (in thousands):

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$36,731	$(19,599)	$17,132
Customer relationships	88,700	(55,660)	33,040
Non-compete agreements	8,340	(4,670)	3,670
Trademarks and trade names	800	(755)	45
Acquired license rights	490	(490)	—
Total	$135,061	$(81,174)	$53,887

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$36,731	$(16,520)	$20,211
Customer relationships	88,700	(50,832)	37,868
Non-compete agreements	8,340	(4,070)	4,270
Trademarks and trade names	800	(693)	107
Acquired license rights	490	(490)	—
Total	$135,061	$(72,605)	$62,456
Aggregate expense related to amortization of other intangible assets for the three months ended June 30, 2011 and 2010 was $4.3 million and $4.2 million, respectively. For the six months ended June 30, 2011 and 2010, aggregate expense related to the amortization of other intangible assets was $8.6 million and $8.3 million, respectively. Based on the Company’s other intangible assets as of June 30, 2011, aggregate expense related to amortization of other intangible assets is expected to be $8.3 million for the remainder of 2011, and $15.9 million, $13.1 million, $7.6 million and $5.1 million for fiscal years 2012, 2013, 2014 and 2015, respectively.
11. Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing.
At June 30, 2011 and December 31, 2010, the Company held ARS, with an estimated fair value of $124.1 million and $137.3 million, respectively, that have experienced failed auctions preventing the Company from liquidating those investments. Based on its ability to access its cash and short-term investments and its expected cash flows, the Company does not anticipate the current lack of liquidity with respect to these ARS to have a material impact on its financial condition or results of operations during 2011. As of June 30, 2011, the Company had recorded a pre-tax cumulative unrealized loss of $12.2 million related to the temporary impairment of the ARS, which was included in accumulated other comprehensive loss on its consolidated balance sheet. See Note 4.
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customer accounted for more than 10% of the Company's accounts receivable as of June 30, 2011. As of December 31, 2010, one customer had an account receivable balance that represented greater than 10% of the Company's accounts receivable. The Company believes that, at June 30, 2011, concentration of credit risk related to accounts receivable is not significant.
12. Segment and Geographic Information
Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of June 30, 2011, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.
The Company deploys its servers into networks worldwide. As of June 30, 2011, the Company had $180.2 million and $94.2 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2010, the Company had $174.9 million and $81.0 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. Akamai sells its services through a direct sales force located both domestically and abroad. For the each of the three and six month periods ended June 30, 2011 and 2010 approximately 30% and 28%, respectively, of the Company’s revenues were derived from operations located outside of the United States, including 18% derived from Europe during each of such periods. No single country outside the United States accounted for 10% or more of revenues during these periods. For each of the three and six month periods ended June 30, 2011 and 2010, no customer accounted for 10% or more of total revenues.
13. Income Taxes
The Company’s effective income tax rate, including discrete items, was 34.7% and 38.3% for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. The discrete items also include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the Company's Employee Stock Purchase Plan. For the six months ended June 30, 2011, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States. For the six months ended June 30, 2010, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense.
14. Forward Currency Contracts
Substantially all of the Company's foreign subsidiaries use the local currency of its respective countries as its functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses resulting from foreign currency transactions are recognized as other (expense) income, net within the statement of operations.

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other (expense) income, net. The fair value of the forward currency contracts are included on the balance sheet in prepaid expenses and other current assets. For the three and six months ended June 30, 2011, the underlying net loss was deemed to be immaterial.

The Company's foreign currency forward contracts include credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. The Company minimizes counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.
15. Commitments, Contingencies and Guarantees

Operating Lease Commitments
The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.
The expected minimum aggregate future obligations under non-cancelable leases as of June 30, 2011 were as follows (in thousands):

Operating Leases
Remaining 2011	$12,239
2012	23,177
2013	21,418
2014	20,356
2015	19,632
Thereafter	56,419
Total	$153,241
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2011 and for the years ending December 31, 2012, 2013 and 2014, the minimum commitments pursuant to these contracts in effect as of June 30, 2011, are $52.9 million, $27.6 million, $2.1 million and $0.2 million, respectively. In addition, as of June 30, 2011, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $80.4 million, which are expected to be paid over the next twelve months.
Litigation
Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the lead plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting the lead plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 4, 2009. Notices of appeal of the District Court’s October 5, 2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit by certain objecting plaintiffs. If the District Court’s order is upheld on appeal, the Company would have no material liability in connection with this litigation, and the litigation would be resolved. The Company has recorded no liability for this matter as of June 30, 2011.
In addition, on or about October 3, 2007, a purported Akamai shareholder, Vanessa Simmonds, filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation.

Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties’ petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court. On April 5, 2011, Ms. Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's decision relating to the statute of limitation issue.  On June 27, 2011, the Supreme Court denied Simmonds' petition regarding the demand issue and granted the underwriters' petition relating to the statute of limitations issue. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of June 30, 2011.
The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.
Guarantees
The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, which is an interpretation of previous accounting statements and a rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of June 30, 2011 was determined to be immaterial.
16. Subsequent Event
On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve month period that commenced in May 2011. The total authorized funding for stock repurchases in that twelve month period is now $400.0 million.

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
We provide services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges that apply to actual usage above the monthly minimum. In recent years, however, we have also entered into customer contracts that have minimum usage commitments that are based on quarterly, twelve-month or longer periods. Our goal of having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly, quarterly or annual recurring revenue due to customer cancellations or terminations and limiting the impact of price reductions reflected in contract renewals and build on that base by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.
Overview of Financial Results
The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.4	29.3	32.3	28.7
Research and development expense	4.0	5.5	4.3	5.5
Sales and marketing expense	19.1	22.5	19.2	21.6
General and administrative expense	16.6	17.8	16.3	17.2
Amortization of other intangible assets	1.5	1.7	1.5	1.7
Total cost and operating expenses	73.6	76.8	73.6	74.7
Income from operations	26.4	23.2	26.4	25.3
Interest income	1.1	1.3	1.1	1.3
Interest expense	—	(0.3)	—	(0.2)
Other (expense) income, net	—	—	(0.2)	—
Gain on investments, net	—	0.1	—	0.1
Loss on early extinguishment of debt	—	(0.1)	—	(0.1)
Income before provision for income taxes	27.5	24.2	27.3	26.4
Provision for income taxes	10.2	8.7	9.5	10.1
Net income	17.3%	15.5%	17.8%	16.3%
We were profitable for the fiscal year 2010 and for the six months ended June 30, 2011; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•
During each of the first two quarters of 2011, we were able to offset lost committed recurring revenue due to customer cancellations, terminations or price reductions by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. A continuation of this trend, in conjunction with increased revenues from non-recurring revenue contracts, could lead to increased revenues; however, any such increased revenues could be offset if lower traffic reduces the revenues we earn on a non-committed basis or as a result of further declines in the prices we charge. If we do not offset lost committed revenue in this manner, our revenues will decrease.

•
During each of the first two quarters of 2011, unit prices offered to some new and existing customers declined, primarily as a result of competition from new and established competitors. These price reductions primarily impacted customers for which we deliver high volumes of traffic over our network, such as digital media customers. If we continue to experience decreases in unit prices for new and existing customers and we are unable to offset such reductions with increased traffic over our network or increased sales of value-added services to customers, our revenues and profit margins could decrease.

•
Historically, we have experienced seasonal variations in our quarterly revenues attributable to e-commerce services used by our retail customers, with higher revenues in the fourth quarter of the year and lower revenues during the summer months. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•
In the first two quarters of 2011, we experienced a moderation in the rate of traffic growth in our volume-driven solutions as compared to the second half of 2010. If this trend continues, our ability to generate revenue growth could be impacted.

•
During the first two quarters of 2011, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continued to invest in internal-use software development to improve the performance and efficiency of our network. Due to the increased traffic delivered over our network, our total bandwidth costs increased during the first two quarters of 2011 as compared to the same periods in 2010. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected during the remainder of 2011.

•
In recent quarters, we have seen co-location costs increase and become a higher percentage of total cost of revenues due to the expansion of our network. Continuation of this trend may negatively impact our profitability.

•
During each of the first two quarters of 2011, revenues derived from customers outside the United States accounted for 30% of our total revenues. For the remainder 2011, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with each of the first two quarters.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs increased during each of the first two quarters of 2011 as compared to the same quarters in 2010. Due to expected future purchases of network equipment during 2011, we believe that depreciation expense, as well as co-location costs, related to our network equipment will continue to increase in 2011. We expect to continue to enhance and add functionality to our service offerings and capitalize stock-based compensation expense attributable to employees working on such projects, which would increase the amount of capitalized internal-use software costs. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2011 as compared to 2010. All of these increased costs could negatively affect our profitability.

•
For the three and six months ended June 30, 2011, our stock-based compensation expense was $11.6 million and $27.3 million, respectively, as compared to $20.3 million and $39.4 million, respectively, for the three and six months ended June 30, 2010. The decrease in stock-based compensation expense for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily due to management's assessment, as of June 30, 2011, that certain outstanding restricted stock units, or RSUs, with performance-based vesting conditions will not vest because the associated performance targets are unlikely to be met. We expect that stock-based compensation expense for 2011 will decrease as compared to 2010, related to this change in management's assessment of the expected vesting of the RSUs granted in prior periods. As of June 30, 2011, our total pre-tax unrecognized compensation costs for stock-based awards were $108.0 million, which we expect to recognize as expense over a weighted average period of 1.3 years through 2015.

•
As of June 30, 2011, we held $136.4 million in par value of auction rate securities, which we refer to as ARS. Based upon our cash, cash equivalents and marketable securities balance of $1.3 billion at June 30, 2011 and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during the remainder of 2011. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•
During the six months ended June 30, 2011, our effective income tax rate was 34.7%. We expect our annual effective income tax rate in 2011 to remain relatively consistent in the remaining quarters of 2011; this expectation does not take into consideration the effect of discrete items such as those relating to stock-based compensation. In 2010, due to our continued utilization of available net operating losses, or NOLs, and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. We expect to utilize substantially all of our tax credit carryforwards in 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.
Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2011; however, our future results are likely to be affected by the factors discussed in the paragraphs above as well as those identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

•	increase our revenue by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	offset unit price declines for our services with higher volumes of traffic delivered on our network as well as increased sales of our value-added solutions;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth and co-location costs and other operating expenses consistent with our revenues.
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
Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for business combinations specifically related to the disclosure of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period, and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard was effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have an impact on our financial position or results of operations.
In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. This guidance provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and international financial reporting standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard will be effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The adoption of the guidance is not expected to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes will be effective January 1, 2012 and early adoption is permitted. There will be no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.
Results of Operations
Revenues. Total revenues increased 13%, or $31.7 million to $277.0 million for the three months ended June 30, 2011 as compared to $245.3 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, revenues increased 14%, or $67.6 million, to $552.9 million as compared to $485.3 million for the six months ended June 30, 2010. The following table quantifies the contribution to growth in revenues during the periods presented from the different industry verticals in which we sell our services (in millions):

	For the Three Months Ended June 30, 2011 as compared to 2010	For the Six Months Ended June 30, 2011 as compared to 2010
Media & Entertainment	$11.2	$26.3
Commerce	10.1	21.9
Enterprise	8.2	16.8
High Tech	0.6	(1.0)
Public Sector	1.6	3.6
Total net increase	$31.7	$67.6
A significant portion of the increase in revenues for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was driven by traffic growth from customers in our media and entertainment vertical. The revenues from this traffic growth were partially offset by reduced prices charged to our customers. The increase in revenues from our commerce and enterprise customers was principally due to increased purchases of value-added services. Revenues from our high tech vertical remained relatively flat as increased demand for value-added solutions offset the decline in software download revenues. The increase in revenues from public sector customers was primarily attributable to entering into new contracts with government agencies.
For each of the three and six month periods ended June 30, 2011 and 2010, approximately 30% and 28%, respectively, of our revenues were derived from our operations located outside of the United States, including 18% derived from Europe during each of the three and six month periods ended June 30, 2011 and June 30, 2010. No single country outside of the United States accounted for 10% or more of revenues during these periods. For each of the three and six month periods ended June 30, 2011 and 2010, resellers accounted for 19% of revenues. For each of the three and six month periods ended June 30, 2011 and 2010, no customer accounted for 10% or more of revenues.
Cost of Revenues. Cost of revenues was comprised of the following (in millions) for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Bandwidth and service-related fees	$19.7	$18.6	$41.7	$37.1
Co-location fees	32.6	22.7	62.6	43.0
Payroll and related costs of network operations personnel	3.6	3.3	7.4	6.4
Stock-based compensation, including amortization of prior capitalized amounts	2.5	2.5	5.1	5.1
Depreciation and impairment of network equipment	23.5	18.3	46.4	34.9
Amortization of internal-use software	7.7	6.4	15.5	12.8
Total cost of revenues	$89.6	$71.8	$178.7	$139.3
Cost of revenues increased 25%, or $17.8 million, to $89.6 million for the three months ended June 30, 2011 as compared to $71.8 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, cost of revenues increased 28%, or $39.4 million, to $178.7 million as compared to $139.3 million for the six months ended June 30, 2010. This increase was primarily due to:

•	increases in co-location costs as we deployed more servers worldwide;

•	an increase in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure; and

•	an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit.
Cost of revenues during the three and six months ended June 30, 2011 also included credits received of approximately $1.6 million and $2.9 million, respectively, from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. During the three and six months ended June 30, 2010, cost of revenues included similar credits of approximately $1.1 million and $2.1 million, respectively. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, are unpredictable.
We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2011 and for the years ending December 31, 2012, 2013 and 2014, we estimate that the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $52.9 million, $27.6 million, $2.1 million and $0.2 million, respectively.
We believe that cost of revenues will increase during the remaining quarters of 2011 as compared to each of the first two quarters of 2011. We expect to deploy more servers and to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic and co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for the remainder of 2011, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.
Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization. During the three and six months ended June 30, 2011, we capitalized software development costs of $9.4 million and $19.3 million, respectively, net of impairments. During the three and six months ended June 30, 2010, we capitalized software development costs of $7.2 million and $13.7 million, respectively, net of impairments. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and six months ended June 30, 2011, we capitalized $1.6 million and $3.4 million of stock-based compensation, respectively, as compared to $2.1 million and $3.5 million during the three and six months ended June 30, 2010, respectively. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.
Research and development expenses decreased 19%, or $2.6 million, to $11.0 million for the three months ended June 30, 2011 as compared to $13.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, research and development expenses decreased 12%, or $3.2 million, to $23.6 million as compared to $26.8 million for the six months ended June 30, 2010. The decrease during the three and six months ended June 30, 2011 as compared to the same periods in 2010 was due to higher capitalized salaries and a decrease in stock-based compensation, partially offset by an increase in payroll and related costs as a result of headcount growth.
The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2011 as compared to 2010	For the Six Months Ended June 30, 2011 as compared to 2010
Payroll and related costs	$1.5	$5.4
Stock-based compensation	(1.4)	(2.6)
Capitalized salaries and other expenses	(2.7)	(6.0)
Total net decrease	$(2.6)	$(3.2)
We believe that research and development expenses, in absolute dollar terms, will increase in the remaining quarters of 2011 as compared to the first six months of 2011 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our existing service offerings.
Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.
Sales and marketing expenses decreased 4%, or $2.4 million, to $52.8 million for the three months ended June 30, 2011 as compared to $55.2 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, sales and marketing expenses increased 1%, or $1.3 million, to $106.2 million as compared to $104.9 million for the six months ended June 30, 2010. The decrease in sales and marketing expenses during the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to a decrease in stock-based compensation, partially offset by an increase in payroll and related costs. The increase in sales and marketing expenses during the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to an increase in payroll and related costs due to an increase in headcount, partially offset by a decrease in stock-

based compensation, as well as a decrease in marketing and related costs and other expenses, such as facility related costs.
The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2011 as compared to 2010	For the Six Months Ended June 30, 2011 as compared to 2010
Payroll and related costs	$2.1	$8.8
Stock-based compensation	(3.5)	(5.6)
Marketing and related costs	(0.5)	(0.9)
Other expenses	(0.5)	(1.0)
Total net (decrease) increase	$(2.4)	$1.3
We believe that sales and marketing expenses will increase, in absolute dollar terms, during the remaining quarters of 2011 as compared to the first two quarters of 2011 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued headcount growth in our sales and marketing organization.
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
General and administrative expenses increased 5%, or $2.3 million, to $46.0 million for the three months ended June 30, 2011 as compared to $43.7 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, general and administrative expenses increased 8%, or $6.6 million, to $89.9 million as compared to $83.3 million for the six months ended June 30, 2010. The increase in general and administrative expenses for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily due to an increase in payroll and related costs as a result of headcount growth, facilities and related costs and legal fees. These increases were partially offset by reductions in stock-based compensation and consulting and advisory services expense.
The following table quantifies the changes in various components of our general and administrative expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2011 as compared to 2010	For the Six Months Ended June 30, 2011 as compared to 2010
Payroll and related costs	$0.6	$3.9
Stock-based compensation	(3.7)	(3.5)
Depreciation and amortization	(0.1)	0.1
Facilities-related costs	1.5	3.1
Provision for doubtful accounts	0.7	0.7
Legal fees	2.7	1.8
Non-income taxes	0.2	(0.7)
Consulting and advisory services	(0.2)	(0.8)
Other expenses	0.6	2.0
Total net increase	$2.3	$6.6
During the remaining quarters of 2011, we expect general and administrative expenses to increase, in absolute dollar terms,

as compared to each of the first two quarters of 2011 due to anticipated higher payroll and related costs attributable to increased hiring as well as facilities and related costs.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 3%, or $0.1 million, to $4.3 million for the three months ended June 30, 2011 as compared to $4.2 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, amortization of other intangible assets increased 4%, or $0.3 million, to $8.6 million as compared to $8.3 million for the six months ended June 30, 2010. The increase in amortization of other intangible assets for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily due to the amortization of assets related to our acquisition of substantially all of the assets and liabilities of Velocitude during the second quarter of 2010. Based on our intangible assets at June 30, 2011, we expect amortization of other intangible assets to be approximately $8.3 million for the remainder of 2011, and $15.9 million, $13.1 million, $7.6 million and $5.1 million for fiscal years 2012, 2013, 2014 and 2015, respectively.
Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 7%, or $0.2 million, to $3.0 million for the three months ended June 30, 2011 as compared to $3.3 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, interest income decreased 8%, or $0.5 million, to $6.0 million as compared to $6.5 million for the six months ended June 30, 2010. The decreases were due to lower interest rates earned on our investments during the comparable periods.
Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense was $0.6 million and $1.3 million for the three and six months ended June 30, 2010, respectively. As of June 30, 2010, we had $63.6 million in principal amount of outstanding senior convertible notes. During the six months ended June 30, 2011, we had no outstanding indebtedness requiring the payment of interest.
Other (Expense) Income, net. Other (expense) income, net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. Other expense, net for the three months ended June 30, 2011 increased to $0.1 million as compared to $0.1 million of other income for the three months ended June 30, 2010. For the six months ended June 30, 2011, other expense, net was $1.1 million as compared to $47,000 of other income, net for the six months ended June 30, 2010. The increases in other expense, net for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily due to exchange rate fluctuations. Other expense, net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings or other events.
Loss on Early Extinguishment of Debt. During the three months ended June 30, 2010, we recorded a loss on early extinguishment of debt of $0.3 million as a result of the conversion of $136.2 million in principal amount of our 1% convertible notes into shares of our common stock.
Provision for Income Taxes. For the six months ended June 30, 2011 and 2010, our effective income tax rate, including discrete items, was 34.7% and 38.3%, respectively. For the each of the three and six months ended June 30, 2011, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions. For each of the three and six month periods ended June 30, 2010, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes increased 33%, or $7.0 million, to $28.3 million for the three months ended June 30, 2011 as compared to $21.3 million for the three months ended June 30, 2010. Provision for income taxes increased 7%, or $3.3 million, to $52.4 million for the six months ended June 30, 2011 as compared to $49.1 million for the six months ended June 30, 2010. The increase in the three and six months ended June 30, 2011 as compared to the same periods in 2010 was mainly due to the increase in operating income partially offset by the lower effective income tax rate in 2011 as compared to 2010.

While we expect our effective income tax rate for the remaining quarters of 2011 to remain relatively consistent with the year to date rate in the second quarter of 2011, this expectation does not take into consideration the effect of any potential discrete items to be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. In 2010, due to our continued utilization of available NOLs and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. We expect to utilize substantially all of our tax credit carryforwards in 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

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
We consider normalized net income and normalized net income per diluted common share to be important indicators of our overall performance as they eliminate the effects of events that are either not part of our core operations or are non-cash. We define normalized net income as net income determined in accordance with GAAP excluding the following pre-tax items: amortization of other acquired intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition-related costs and benefits, certain gains and losses on investments and loss on early extinguishment of debt.
These non-GAAP financial measures should be used in addition to and in conjunction with results presented in accordance with GAAP.
The following table reconciles GAAP net income to normalized net income and normalized net income per diluted share for the periods presented:

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income	$47,921	$38,123	$98,538	$79,001
Amortization of other intangible assets	4,292	4,152	8,569	8,260
Stock-based compensation	11,612	20,276	27,324	39,384
Amortization of capitalized stock-based compensation	1,938	1,830	4,003	3,705
Loss on early extinguishment of debt	—	294	—	294
Acquisition-related costs (benefits)	—	345	(440)	345
Total normalized net income	$65,763	$65,020	$137,994	$130,989
Normalized net income per diluted share	$0.35	$0.34	$0.72	$0.69
Shares used in per share calculations	190,179	190,479	190,781	189,746
We consider Adjusted EBITDA to be another important indicator of our operational strength and the performance of our business and a good measure of our historical operating trend. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as net income determined in accordance with GAAP excluding interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition-related costs and benefits, certain gains and losses on investments, foreign exchange gains and losses, loss on early extinguishment of debt, and gains or losses on legal settlements.
The following table reconciles GAAP net income to Adjusted EBITDA for the periods presented:

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$47,921	$38,123	$98,538	$79,001
Amortization of other intangible assets	4,292	4,152	8,569	8,260
Stock-based compensation	11,612	20,276	27,324	39,384
Amortization of capitalized stock-based compensation	1,938	1,830	4,003	3,705
Loss on early extinguishment of debt	—	294	—	294
Acquisition-related costs (benefits)	—	345	(440)	345
Interest income, net	(3,096)	(2,771)	(6,056)	(5,433)
Provision for income taxes	28,300	21,315	52,356	49,074
Depreciation and amortization	35,103	28,692	69,895	55,669
Other loss (income), net	107	(122)	1,142	(47)
Adjusted EBITDA	$126,177	$112,134	$255,331	$230,252
Liquidity and Capital Resources
To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.
As of June 30, 2011, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities, commercial paper, corporate debt securities, and student loan-backed ARS, totaled $1.3 billion. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
As of June 30, 2011 and December 31, 2010, we held approximately $136.4 million and $150.8 million in par value of ARS. The ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the ARS in our portfolio is mortgage-based or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auctions, which failures continued throughout the period ended June 30, 2011. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2011 or the foreseeable future.
Net cash provided by operating activities was $200.4 million for the six months ended June 30, 2011, compared to $174.1 million for the six months ended June 30, 2010. The increase in cash provided by operating activities for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to a reduction in cash used in working capital and an increase in net income, partially offset by a reduction in the provision for deferred income taxes. We expect that cash provided by operating activities will increase as a result of an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and higher commissions.
Net cash used in investing activities was $156.2 million for the six months ended June 30, 2011, compared to $223.7 million for the six months ended June 30, 2010. Cash used in investing activities for the six months ended June 30, 2011 reflects net purchases of short- and long-term marketable securities of $67.0 million, and purchases of property and equipment of $89.0 million, including $20.5 million related to the capitalization of internal-use software development costs. Cash used in investing activities for the six months ended June 30, 2010 reflects net purchases of short- and long-term marketable securities of $110.0 million, purchases of property and equipment of $101.3 million, including $14.8 million related to the capitalization of internal-use software development costs, cash paid for the acquisition of substantially all of the assets of Velocitude of $12.0 million, and an increase in other investments of $0.5 million. For fiscal year 2011, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 16% of total revenues for the year, which reflects our plan to continue expansion of our network capacity to meet expected future traffic growth. We expect to fund such capital expenditures through cash generated from operations.
Net cash used in financing activities was $73.1 million for the six months ended June 30, 2011, as compared to $8.7 million in net cash used in financing activities for the six months ended June 30, 2010. Cash used in financing activities during the six months ended June 30, 2011 consisted of $92.6 million related to a common stock repurchase program we initiated in April 2009 and extended in April 2010 as well as a new program implemented in April 2011, as described more fully below, as well as $3.5 million used for taxes paid related to net share settlements of equity awards. This was offset by cash provided by financing activities for the six months ended June 30, 2011 of $10.9 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $12.1 million from issuances of common stock upon exercises of stock options under our stock option plans and employee stock purchase plan. Cash used in financing activities during the six months ended June 30, 2010 consisted of $42.6 million related to our common stock repurchase program. This was offset by cash provided by financing activities during the six months ended June 30, 2010 of $12.9 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $21.0 million from issuances of common stock upon exercises of stock options under our stock option plans and employee stock purchase plan.
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
The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Six Months Ended June 30,
	2011	2010
Cash, cash equivalents and marketable securities balance as of December 31, 2010 and 2009, respectively	$1,243.4	$1,061.5
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	570.1	486.7
Payments to vendors	(302.3)	(287.1)
Payments for employee payroll	(160.7)	(126.3)
Debt interest and premium payments	—	(1.0)
Stock option exercises and employee stock purchase plan issuances	12.1	21.0
Cash used in business acquisition	(0.6)	(12.0)
Employee taxes paid related to net share settlement of equity awards	(3.5)	—
Common stock repurchases	(92.6)	(42.6)
Realized and unrealized gains on marketable investments and other investment-related assets, net	2.8	4.2
Interest income	6.0	6.5
Other	10.8	1.4
Net increase	42.1	50.8
Cash, cash equivalents and marketable securities balance as of June 30, 2011 and 2010, respectively	$1,285.5	$1,112.3
On April 29, 2009, we announced that our Board of Directors had authorized a one-year stock repurchase program permitting purchases of up to $100.0 million of our common stock from time to time on the open market or in privately-negotiated transactions. In April 2010, the Board of Directors authorized a $150.0 million, one-year extension of such stock repurchase program. In April 2011, the Board of Directors authorized a second, one-year $150.0 million stock repurchase program that began in May 2011. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve month period that commenced in May 2011. The total authorized funding for stock repurchases in that twelve month period is now $400.0 million. Unused amounts from the prior year’s authorization were not carried over to the new program. During the six months ended June 30, 2011, we repurchased 2.6 million shares of common stock for an aggregate of $93.3 million at an average price of $36.39 per share. During the six months ended June 30, 2010, we repurchased 1.4 million shares of common stock for an aggregate of $42.3 million at an average price of $30.87 per share. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities. See Item 2 of Part II of this quarterly report on Form 10-Q for more detailed information about our repurchases.
We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months. If the assumptions underlying our business plan regarding future revenue and expenses change, if we are unable to liquidate our marketable securities, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities. We may not, however, be able to sell equity or debt securities on terms we consider reasonable, or at all. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of any such debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders. See “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q for a discussion of additional factors that could affect our liquidity.
Contractual Obligations, Contingent Liabilities and Commercial Commitments
The following table presents our contractual obligations and commercial commitments, as of June 30, 2011, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of June 30, 2011	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
Bandwidth and co-location agreements	$82.8	$73.4	$9.4	$—	$—
Real estate operating leases	153.2	24.3	63.1	31.2	34.6
Open vendor purchase orders	80.4	80.4	—	—	—
Total	$316.4	$178.1	$72.5	$31.2	$34.6
In accordance with authoritative guidance issued by the Financial Accounting Standards Board, as of June 30, 2011, we had unrecognized tax benefits of $17.1 million, which included approximately $4.7 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2011. We are not, however, able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized tax benefits and related obligations.
Letters of Credit
As of June 30, 2011, we had $6.5 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. These irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.
Off-Balance Sheet Arrangements
We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three and six months ended June 30, 2011 was determined to be immaterial.
As of June 30, 2011, we did not have any additional material off-balance sheet arrangements.

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

Interest Rate Risk

Our portfolio of cash equivalents and short-term and long-term investments is maintained in a variety of securities, including government agency obligations, high quality corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.
At June 30, 2011, we held $136.4 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. Due to these liquidity issues, we used a discounted cash flow analysis to determine the estimated fair value of these ARS investments. Such analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of June 30, 2011 assumed a weighted average discount rate of 2.97% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for recent debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of June 30, 2011, we have estimated an aggregate loss of $12.2 million, related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity. The impact for the three and six months ended June 30, 2011 was a pre-tax gain of $36,000 and $1.3 million, respectively, included in accumulated other comprehensive loss within stockholders’ equity related to ARS having impairments deemed to be temporary. The aggregate gain in the fair value of ARS experienced in the six months ended June 30, 2011 was primarily due to redemption of $14.5 million at par value of ARS during the six months ended June 30, 2011.
Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If, as of June 30, 2011, we assumed an expected term of three years or seven years and discount rate of 2.97% the gross unrealized loss on the $136.4 million in par value of ARS classified as available-for-sale would have been $7.5 million or $16.8 million, respectively. If we had assumed an expected term of five years and discount rate of 1.97% or 3.97%, the gross unrealized loss on the $136.4 million in par value of ARS classified as available-for-sale would have been $6.0 million or $18.2 million, respectively.
Foreign Currency Risk
Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our Consolidated Statements of Operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies. We do not enter into financial instruments for trading or speculative purposes.

Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other income (expense), net. Foreign currency transaction gains and losses were determined to be immaterial during the six months ended June 30, 2011.

Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheet under accumulated other comprehensive income (loss).

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of June 30, 2011, no customer had an account receivable balance greater than 10% of our accounts receivable. As of December 31, 2010, one customer had an account receivable balance greater than 10% of our accounts receivable. We believe that, at June 30, 2011 concentration of credit risk related to accounts receivable was not significant.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2010 for a discussion of legal proceedings. Except as described below, there were no material developments in such legal proceedings during the quarter ended June 30, 2011.

With respect to the action brought by Vanessa Simmonds, on April 5, 2011, Ms. Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitation issue.  On June 27, 2011, the Supreme Court denied Simmonds' petition regarding the demand issue and granted the underwriters' petition relating to the statute of limitations issue.

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
The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. For example, individuals are increasingly using mobile devices to access Internet content. Our ability to provide new and innovative solutions to address challenges posed by mobile users and other developments is important to our future growth; other companies are also looking to offer Internet-related solutions, such as cloud computing, to generate growth. These other companies may develop technological or business model innovations in the markets we seek to address that are, or are perceived to be, equivalent or superior to our services. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for our services. Our operating results depend on our ability to adapt to market changes and develop and introduce new services into existing and emerging markets in a timely fashion. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services with sufficient demand to justify the investment or that the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. If we are unable to continue to innovate, our operating results, particularly our rate of revenue growth, may suffer.
Prices we have been charging for some of our services have declined in recent years. This decline may continue in the future as a result of, among other things, existing and new competition in the markets we serve.
In recent quarters, we have lowered the prices we charge many of our customers for our content delivery services in order to remain competitive. This has been particularly true for the digital media services. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs, we do not experience sufficient traffic volume over our network to offset unit price declines, or if we are unsuccessful with our strategy of selling additional services and features to new or existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.
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
There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	market pressure to decrease our prices;

•	significant increases in co-location and bandwidth costs or other operating expenses;

•	failure to increase sales of our core services;

•	increased competition;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than we increase our number of, and sales to, new customers or our sales to existing customers;

•	unauthorized use of or access to content delivered over our network or network failures;

•	the exhaustion of the supply of IPv4 addresses and the inability of Akamai or other Internet users to transition successfully or in a timely manner to IPv6;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.
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
Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software and systems in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services or alter, steal, misuse or otherwise interfere with our customers' content or applications, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers. As we emphasize the sale of solutions that involve security protections or require us to handle personally identifiable information or other important assets for our customers, the potential risks and associated liability we face could increase.
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
A portion of our revenues arises from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies.
A substantial portion of our marketable securities are invested in auction rate securities. Continued failures in the auctions for these securities may affect our liquidity.
We held $136.4 million in par value of auction rate securities, or ARS, as of June 30, 2011, which represented approximately 13% of our total short- and long-term marketable securities of $1.1 billion as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, and such predetermined rates might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and, depending upon other future uses of cash, our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material. We may also incur significant legal and related expenses in connection with efforts to require one or more of the investment advisors that sold us ARS to provide liquidity for these securities. There can be no assurance that any such efforts would be successful.
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

•
applications or interpretations of laws or regulations that would subject us to regulatory supervision, additional liability and associated costs, or require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;

•	uncertainty regarding liability for content or services;

•	uncertainty about the attractiveness of our offerings to customers based in regions outside of the United States;

•	adjusting to different employee/employer relationships and different regulations governing such relationships;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	increased demands on our internal control processes and other resources;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	longer sales cycles that may cause operations in foreign countries to be unprofitable for an extended and indefinite period of time; and

•	potentially adverse tax consequences.
If we are required to seek additional funding, such funding may not be available on acceptable terms or at all.
If we seek to acquire significant businesses or technologies or require more cash to fund our future plans, we may need to obtain funding from outside sources. From time to time, the current economic environment can make it difficult for companies to obtain financing, particularly raising debt financing or implementing credit facilities. Therefore, we may not be able to raise additional capital when needed, which could limit future actions we may want to take. Even if we were to find outside funding sources, we might be required to issue securities with greater rights than the securities we have outstanding today or issue debt that places restrictions on our future activities. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
April 1, 2011 – April 30, 2011	306,109	$37.88	306,109	$37,327,869	(5)
May 1, 2011 – May 31, 2011	432,977	$33.87	432,977	$135,336,408	(6)
June 1, 2011 – June 30, 2011	794,800	$30.45	794,800	$111,135,517	(6)
Total	1,533,886		1,533,886

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program (see note 4 below). All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.

(3)	Includes commissions paid.

(4)
In April 2009, we announced that our Board of Directors had authorized a stock repurchase program for up to $100.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In addition, in April 2010, the Board of Directors approved a $150.0 million one-year extension of the stock repurchase program. In April 2011, we announced that our Board of Directors had approved a one-year stock repurchase program for up to $150.0 million of our common stock under the same terms as earlier programs. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve month period that commenced in May 2011. The total authorized funding for stock repurchases in that twelve month period is now $400.0 million. See Note 8 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

(5)
Reflects $250.0 million from the 2009 program and its 2010 extension minus the total aggregate amount purchased in such month and all prior months during which the 2009-2010 repurchase program was in effect and aggregate commissions paid in connection therewith.

(6)
Reflects $150.0 million from the 2011 program minus the total aggregate amount purchased during such month and all prior months during which the 2011 repurchase program was in effect and aggregate commissions paid in connection therewith.

Item 6.	Exhibits
The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 9, 2011	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.48	Akamai Technologies, Inc. Amended Executive Severance Pay Plan
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.