Form 10-Q
period 2011-09-30
AKAMAI TECHNOLOGIES INC
filed 2011-11-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 4, 2011: 179,431,186 shares.

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$355,599	$231,866
Marketable securities (including restricted securities of $51 and $272 at September 30, 2011 and December 31, 2010, respectively)	331,967	375,005
Accounts receivable, net of reserves of $5,676 and $5,232 at September 30, 2011 and December 31, 2010, respectively	182,665	175,366
Prepaid expenses and other current assets	47,085	48,029
Deferred income tax assets	7,163	28,201
Total current assets	924,479	858,467
Property and equipment, net	285,476	255,929
Marketable securities (including restricted securities of $45 at September 30, 2011 and December 31, 2010)	503,429	636,531
Goodwill	452,914	452,914
Other intangible assets, net	49,702	62,456
Deferred income tax assets	76,747	75,226
Other assets	9,210	11,153
Total assets	$2,301,957	$2,352,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,349	$26,375
Accrued expenses and other current liabilities	85,265	94,661
Deferred revenue	23,201	23,808
Accrued restructuring	63	307
Total current liabilities	138,878	145,151
Other liabilities	38,013	26,278
Deferred revenue	3,055	3,642
Total liabilities	179,946	175,071
Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 194,682,252 shares issued and 179,519,564 shares outstanding at September 30, 2011 and 192,383,121 shares issued and 186,603,380 shares outstanding at December 31, 2010	1,947	1,924
Additional paid-in capital	5,025,797	4,970,278
Accumulated other comprehensive income (loss)	(9,299)	(5,741)
Treasury stock, at cost, 15,162,688 shares at September 30, 2011 and 5,779,741 shares at December 31, 2010	(406,662)	(158,261)
Accumulated deficit	(2,489,772)	(2,630,595)
Total stockholders’ equity	2,122,011	2,177,605
Total liabilities and stockholders’ equity	$2,301,957	$2,352,676
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenues	$281,856	$253,551	$834,798	$738,898
Costs and operating expenses:
Cost of revenues	93,284	77,812	271,999	217,126
Research and development	13,542	14,235	37,142	40,991
Sales and marketing	54,520	55,603	160,722	160,474
General and administrative	50,834	42,729	140,710	125,986
Amortization of other intangible assets	4,185	4,130	12,754	12,390
Restructuring charge	158	—	158	—
Total costs and operating expenses	216,523	194,509	623,485	556,967
Income from operations	65,333	59,042	211,313	181,931
Interest income	2,703	2,809	8,675	9,321
Interest expense	—	(222)	—	(1,549)
Other expense, net	(188)	(1,366)	(1,330)	(1,319)
Gain on investments, net	299	49	383	297
Loss on early extinguishment of debt	—	—	—	(294)
Income before provision for income taxes	68,147	60,312	219,041	188,387
Provision for income taxes	25,862	20,603	78,218	69,677
Net income	$42,285	$39,709	$140,823	$118,710
Net income per weighted average share:
Basic	$0.23	$0.22	$0.76	$0.68
Diluted	$0.23	$0.21	$0.74	$0.63
Shares used in per share calculations:
Basic	183,085	181,457	185,515	175,292
Diluted	185,704	191,271	189,089	190,254

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$140,823	$118,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,228	104,113
Stock-based compensation expense	42,465	57,973
Provision for deferred income taxes, net	20,906	66,898
Amortization of deferred financing costs	—	457
Provision for doubtful accounts	1,236	2,107
Excess tax benefits from stock-based compensation	(11,460)	(22,379)
Loss on investments and disposal of property and equipment, net	(172)	(223)
Non-cash portion of loss on early extinguishment of debt	—	294
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,821)	(6,342)
Prepaid expenses and other current assets	(78)	(41,393)
Accounts payable, accrued expenses and other current liabilities	(5,268)	20,573
Deferred revenue	(1,386)	(7,126)
Accrued restructuring	(180)	(167)
Other non-current assets and liabilities	13,355	(1,399)
Net cash provided by operating activities	316,648	292,096
Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	(550)	(12,210)
Purchases of property and equipment	(105,769)	(119,591)
Capitalization of internal-use software costs	(30,523)	(23,754)
Purchases of short- and long-term marketable securities	(727,453)	(900,087)
Proceeds from sales of short- and long-term marketable securities	545,568	538,645
Proceeds from maturities of short- and long-term marketable securities	354,552	250,537
Increase in other investments	—	(500)
Proceeds from the sale of property and equipment	135	52
Decrease in restricted investments held for security deposits	221	8
Net cash provided by (used in) investing activities	36,181	(266,900)
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	13,305	31,946
Excess tax benefits from stock-based compensation	11,460	22,379
Employee taxes paid related to net share settlement of equity awards	(5,680)	—
Repurchases of common stock	(247,738)	(65,126)
Net cash used in financing activities	(228,653)	(10,801)
Effects of exchange rate changes on cash and cash equivalents	(443)	1,867
Net increase in cash and cash equivalents	123,733	16,262
Cash and cash equivalents at beginning of period	231,866	181,305
Cash and cash equivalents at end of period	$355,599	$197,567

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26,530	$23,829
Cash paid for interest	—	967
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$5,406	$5,597
Common stock issued upon conversion of 1% convertible senior notes	—	141,135
Common stock returned upon settlement of escrow claims related to prior business acquisitions	—	(125)
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises thousands of servers in hundreds of networks in approximately 75 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one industry segment: providing services for accelerating and improving delivery of content and applications over the Internet.
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
In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. Under the amended guidance, after assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) are optional. The guidance is effective January 1, 2012 with early adoption permitted. The adoption of the guidance is not expected to have a material impact on the Company's financial position or results of operations.

3. Business Acquisition
In June 2010, the Company acquired substantially all of the assets and liabilities of Velocitude LLC (“Velocitude”), in exchange for payment of approximately $12.0 million in cash. In addition, the Company recorded a liability of $2.4 million for contingent consideration related to the expected achievement of certain post-closing milestones. In May 2011, the Company made a final payment of $0.4 million related to the contingent consideration. The acquisition of substantially all of the assets of Velocitude was intended to further Akamai’s strategic position in the mobile market and was accounted for using the purchase method of accounting. The Company allocated $11.6 million of the cost of the acquisition to goodwill and $2.8 million to other intangible assets.
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
Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are inactive, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques.
The following is a summary of marketable securities held at September 30, 2011 and December 31, 2010 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
As of September 30, 2011	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$96	$—	$—	$96	$51	$45
Commercial paper	59,989	—	(23)	59,966	59,966	—
U.S. corporate debt securities	539,365	867	(995)	539,237	261,922	277,315
U.S. government agency obligations	117,227	102	(7)	117,322	10,028	107,294
Auction rate securities	135,350	—	(16,575)	118,775	—	118,775
	$852,027	$969	$(17,600)	$835,396	$331,967	$503,429
		Gross Unrealized			Classification on Balance Sheet
As of December 31, 2010	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$96	$—	$—	$96	$51	$45
Commercial paper	59,912	34	(2)	59,944	59,944	—
U.S. corporate debt securities	651,855	1,416	(736)	652,535	301,625	350,910
U.S. government agency obligations	161,722	102	(119)	161,705	13,385	148,320
Auction rate securities	150,800	—	(13,544)	137,256	—	137,256
	$1,024,385	$1,552	$(14,401)	$1,011,536	$375,005	$636,531

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. Realized gains and losses and gains and losses on other-than-temporary impairments on investments are reflected in the income statement as gain (loss) on investments, net. As of September 30, 2011, the Company had recorded $135.4 million of auction rate securities ("ARS") at cost with gross unrealized losses that have been in a continuous loss position for more than 12 months.
The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	September 30, 2011	Level 1	Level 2	Level 3
Money market funds	$21,057	$21,057	$—	$—
Certificates of deposit	96	96	—	—
Commercial paper	195,707	—	195,707	—
U.S. corporate debt securities	570,062	—	570,062	—
U.S. government agency obligations	117,322	—	117,322	—
Auction rate securities	118,775	—	—	118,775
	$1,023,019	$21,153	$883,091	$118,775

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	December 31, 2010	Level 1	Level 2	Level 3
Money market funds	$55,648	$55,648	$—	$—
Certificates of deposit	96	96	—	—
Commercial paper	59,944	—	59,944	—
U.S. corporate debt securities	652,535	—	652,535	—
U.S. government agency obligations	161,705	—	161,705	—
Auction rate securities	137,256	—	—	137,256
	$1,067,184	$55,744	$874,184	$137,256
The following tables reflect the activity for the Company’s major classes of financial assets measured at fair value using Level 3 inputs, consisting solely of ARS, for the nine month periods ended September 30, 2011 and 2010 (in thousands):

Auction Rate Securities
Balance as of December 31, 2010	$137,256
Redemptions of securities	(15,450)
Unrealized loss included in accumulated other comprehensive income (loss), net	(3,031)
Balance as of September 30, 2011	$118,775

	Auction Rate Securities	Put Option Related to Auction Rate Securities	Total
Balance as of December 31, 2009	$244,505	$9,614	$254,119
Redemptions of securities	(109,700)	—	(109,700)
Unrealized gain included in accumulated other comprehensive income (loss), net	5,721	—	5,721
Unrealized gain on auction rate securities included in the statement of operations	9,614	—	9,614
Unrealized loss on other investment-related assets included in the statement of operations	—	(9,614)	(9,614)
Balance as of September 30, 2010	$150,140	$—	$150,140

As of September 30, 2011, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30,

2011, the Company had grouped commercial paper, U.S. government agency obligations and U.S. corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. As of September 30, 2011, the Company’s assets grouped using a Level 3 valuation consisted of ARS.
Historically, the carrying value (par value) of the Company’s ARS holdings approximated fair market value due to the resetting of variable interest rates in a “Dutch auction” process. Beginning in mid-February 2008 and continuing throughout the period ended September 30, 2011, however, the auctions for ARS held by the Company failed. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate affected ARS until a future auction on these investments is successful, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Due to these liquidity issues, the Company used a discounted cash flow analysis to determine the estimated fair value of these investments. The discounted cash flow analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of September 30, 2011 assumed a weighted average discount rate of 4.11% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for recent debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of September 30, 2011, the Company has estimated an aggregate loss of $16.6 million, which was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity. The discounted cash flow analysis performed as of December 31, 2010 for ARS assumed a weighted average discount rate of 3.21% and expected term of five years. As a result, as of that date, the Company estimated an aggregate loss of $13.5 million, which was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity.
The ARS the Company holds are primarily AAA-rated bonds, most of which are collateralized by federally guaranteed student loans as part of the Federal Family Education Loan Program through the U.S. Department of Education. The Company believes the quality of the collateral underlying these securities will enable it eventually to recover the Company’s principal balance.
Despite the failed auctions, the Company has continued to receive cash flows in the form of specified interest payments from the issuers of ARS. In addition, the Company does not believe it will be required to sell the ARS prior to a recovery of par value and currently intends to hold the investments until such time because it believes it has sufficient cash, cash equivalents and other marketable securities on-hand and from expected operating cash flows to fund its operations.
As of September 30, 2011 and December 31, 2010, the Company classified $118.8 million and $137.3 million, respectively, of ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the succeeding twelve months.
Contractual maturities of the Company’s marketable securities held at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Available-for-sale securities:
Due in 1 year or less	$331,967	$375,005
Due after 1 year through 5 years	384,654	499,275
Due after 10 years	118,775	137,256
	$835,396	$1,011,536
5. Accounts Receivable
Net accounts receivable consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Trade accounts receivable	$127,210	$116,212
Unbilled accounts	61,131	64,386
Gross accounts receivable	188,341	180,598
Allowance for doubtful accounts	(2,127)	(1,329)
Reserve for cash-basis customers	(3,549)	(3,903)
Total accounts receivable reserves	(5,676)	(5,232)
Accounts receivable, net	$182,665	$175,366
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
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Payroll and other related benefits	$28,097	$51,591
Bandwidth and co-location	21,189	21,787
Property, use and other taxes	29,806	15,849
Professional service fees	4,292	2,678
Contingent consideration	—	990
Other	1,881	1,766
Total	$85,265	$94,661
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
The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$42,285	$39,709	$140,823	$118,710
Add back of interest expense on 1% convertible senior notes (net of taxes)	—	146	—	964
Numerator for diluted net income per common share	$42,285	$39,855	$140,823	$119,674
Denominator:
Denominator for basic net income per common share	183,085	181,457	185,515	175,292
Effect of dilutive securities:
Stock options	1,928	3,988	2,698	3,807
Effect of escrow contingencies	—	339	—	339
RSUs and deferred stock units	691	1,399	876	1,332
Assumed conversion of 1% convertible senior notes	—	4,088	—	9,484
Denominator for diluted net income per common share	185,704	191,271	189,089	190,254
Basic net income per common share	$0.23	$0.22	$0.76	$0.68
Diluted net income per common share	$0.23	$0.21	$0.74	$0.63
Outstanding options to acquire an aggregate of 4.1 million and 0.9 million shares of common stock for the three months ended September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. As a result, the effect of including these options would be anti-dilutive. Similarly, outstanding options to acquire an aggregate of 2.8 million and 1.4 million shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the Company's common stock during the respective periods. Additionally, 2.8 million and 3.0 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2011, respectively, and 3.1 million and 3.3 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2010, respectively, because the performance conditions had not been met as of those dates.
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
8. Stockholders’ Equity
Stock Repurchase Program
On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On April 28, 2010, the Company announced that its Board of Directors had authorized an extension of the stock repurchase program permitting purchases of an additional $150.0 million of the Company’s common stock from time to time over the next twelve months commencing in May 2010 on the open market or in privately negotiated transactions. The unused balance from the May 2010 extension was not carried forward for future purchases. On April 19, 2011, the Company’s Board of Directors authorized a new program authorizing up to an additional $150.0 million of repurchases over the next twelve months commencing in May 2011. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. The total authorized funding for stock repurchases in that twelve-month period is now $400.0 million. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws, the Company may choose to suspend or discontinue the repurchase program at any time.
During the three and nine months ended September 30, 2011, the Company repurchased 6.8 million and 9.4 million shares, respectively, of its common stock for $155.1 million and $248.4 million, respectively. During the three and nine months ended September 30, 2010, the Company repurchased 0.5 million and 1.9 million shares, respectively, of its common stock for $22.7 million and $65.1 million, respectively. As of September 30, 2011, the Company had $206.0 million remaining available for future purchases of shares under the current repurchase program.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense by type of award:
Stock options	$3,312	$3,843	$10,518	$11,240
Deferred stock units	—	—	1,885	1,885
RSUs	12,628	15,615	31,276	47,208
Shares issued under the Employee Stock Purchase Plan	1,142	1,049	4,192	3,237
Amounts capitalized as internal-use software	(1,941)	(1,918)	(5,406)	(5,597)
Total stock-based compensation before income taxes	15,141	18,589	42,465	57,973
Less: Income tax benefit	(5,746)	(6,350)	(15,119)	(21,349)
Total stock-based compensation, net of taxes	$9,395	$12,239	$27,346	$36,624
Effect of stock-based compensation on income by line item:
Cost of revenues	$634	$702	$1,779	$2,110
Research and development expense	2,629	3,687	7,515	11,222
Sales and marketing expense	6,951	8,862	19,112	26,662
General and administrative expense	4,927	5,338	14,059	17,979
Provision for income taxes	(5,746)	(6,350)	(15,119)	(21,349)
Total cost related to stock-based compensation, net of taxes	$9,395	$12,239	$27,346	$36,624
In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation for such period was $1.6 million and $5.6 million, respectively, before taxes. The Company's consolidated statements of operations for the three and nine months ended September 30, 2010 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation for such period was $1.8 million and $5.5 million, respectively, before taxes.
9. Comprehensive Income
The following table presents the calculation of comprehensive income and its components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$42,285	$39,709	$140,823	$118,710
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,588)	6,581	(1,200)	1,701
Change in unrealized gain (loss) on investments, net	(6,517)	1,874	(3,840)	5,864
Income tax expense related to unrealized gain (loss) on investments, net	2,507	(726)	1,482	(2,272)
Other comprehensive income (loss)	(9,598)	7,729	(3,558)	5,293
Comprehensive income	$32,687	$47,438	$137,265	$124,003
Accumulated other comprehensive income (loss) consisted of (in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustment	$903	$2,103
Net unrealized (loss) gain on investments, net of taxes of $6,487 at September 30, 2011 and $5,005 at December 31, 2010	(10,202)	(7,844)
Total accumulated other comprehensive income (loss)	$(9,299)	$(5,741)
10. Goodwill and Other Intangible Assets
The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred between 2000 and 2010. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999.
Other intangible assets that are subject to amortization consist of the following (in thousands):

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$36,731	$(21,173)	$15,558
Customer relationships	88,700	(57,940)	30,760
Non-compete agreements	8,340	(4,970)	3,370
Trademarks and trade names	800	(786)	14
Acquired license rights	490	(490)	—
Total	$135,061	$(85,359)	$49,702

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$36,731	$(16,520)	$20,211
Customer relationships	88,700	(50,832)	37,868
Non-compete agreements	8,340	(4,070)	4,270
Trademarks and trade names	800	(693)	107
Acquired license rights	490	(490)	—
Total	$135,061	$(72,605)	$62,456
Aggregate expense related to amortization of other intangible assets for the three months ended September 30, 2011 and 2010 was $4.2 million and $4.1 million, respectively. For the nine months ended September 30, 2011 and

2010, aggregate expense related to the amortization of other intangible assets was $12.8 million and $12.4 million, respectively. Based on the Company’s other intangible assets as of September 30, 2011, aggregate expense related to amortization of other intangible assets is expected to be $4.2 million for the remainder of 2011, and $15.9 million, $13.1 million, $7.6 million and $5.1 million for fiscal years 2012, 2013, 2014 and 2015, respectively.
11. Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with domestic financial institutions that the Company believes are of high credit standing.
At September 30, 2011 and December 31, 2010, the Company held ARS, with an estimated fair value of $118.8 million and $137.3 million, respectively, that have experienced failed auctions preventing the Company from liquidating those investments. Based on its ability to access its cash and short-term investments and its expected cash flows, the Company does not anticipate the current lack of liquidity with respect to these ARS to have a material impact on its financial condition or results of operations during 2011. As of September 30, 2011, the Company had recorded a pre-tax cumulative unrealized loss of $16.6 million related to the temporary impairment of the ARS, which was included in accumulated other comprehensive income (loss) withing stockholders' equity on its consolidated balance sheet. See Note 4.
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. As of September 30, 2011 and December 31, 2010, one customer accounted for more than 10% of the Company's accounts receivable. The Company believes that, at September 30, 2011, concentration of credit risk related to accounts receivable was not significant.
12. Segment and Geographic Information
Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of September 30, 2011, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.
The Company deploys its servers into networks worldwide. As of September 30, 2011, the Company had $184.7 million and $100.8 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2010, the Company had $174.9 million and $81.0 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively.
Akamai sells its services through a direct sales force and through channel partners located both in the United States and abroad. The following table summarizes the percentage of the Company's revenues derived from operations outside of the United States:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues derived from outside of the United States	29%	28%	29%	28%
Revenues derived from Europe	18%	16%	18%	17%
No single country outside the United States accounted for 10% or more of revenues during these periods. For each of the three- and nine- month periods ended September 30, 2011 and 2010, no customer accounted for 10% or more of total revenues.
13. Income Taxes
The Company’s effective income tax rate, including discrete items, was 35.7% and 37.0% for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. The discrete items also include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the Company's Employee Stock Purchase Plan. For each of the nine months ended September 30, 2011 and September 30, 2010, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense.
14. Forward Currency Contracts
Substantially all of the Company's foreign subsidiaries use the currency of the country in which it is located as its functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated at the average exchange rates for the reported period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses resulting from foreign currency transactions are recognized as other expense, net within the statement of operations.

The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other expense, net. As of September 30, 2011, the fair value of the forward currency contracts and the underlying net loss for the three and nine months ended September 30, 2011 were deemed to be immaterial.

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
The expected minimum aggregate future obligations under non-cancelable leases as of September 30, 2011 were as follows (in thousands):

Operating Leases
Remaining 2011	$6,218
2012	23,682
2013	22,079
2014	20,919
2015	19,447
Thereafter	56,288
Total	$148,633
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2011 and for the years ending December 31, 2012, 2013, 2014 and 2015, the minimum commitments pursuant to these contracts in effect as of September 30, 2011, are approximately $37.0 million, $51.3 million, $8.6 million, $0.3 million and $0.1 million, respectively. In addition, as of September 30, 2011, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $50.6 million, which are expected to be paid over the next twelve months.
Litigation
Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the lead plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting the lead plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 4, 2009. Notices of appeal of the District Court’s October 5, 2009 opinion and order have been filed in the United States Court of Appeals for the Second Circuit by certain objecting plaintiffs. If the District Court’s order is upheld on appeal, the Company would have no material liability in connection with this litigation, and the litigation would be resolved. The Company has recorded no liability for this matter as of September 30, 2011.
In addition, on or about October 3, 2007, a purported Akamai shareholder, Vanessa Simmonds, filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters of its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation.

Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-

moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties’ petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court. On April 5, 2011, Ms. Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's decision relating to the statute of limitation issue.  On June 27, 2011, the Supreme Court denied Simmonds' petition regarding the demand issue and granted the underwriters' petition relating to the statute of limitations issue. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of September 30, 2011.
The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.
Guarantees
The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, which is an interpretation of previous accounting statements and a rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of September 30, 2011 was determined to be immaterial.
16. Restructuring

During the three months ended September 30, 2011, the Company recorded $0.2 million as a restructuring charge in connection with an excess and vacated facility under a long-term non-cancelable lease that is scheduled to expire in June 2014. This charge includes estimated future lease payments, less estimated sublease income, for the vacated facility.

The following table summarizes the accrual and usage of the restructuring charges (in millions):

	Leases	Severance	Total
Ending Balance, December 31, 2010	$—	$0.3	$0.3
Restructuring charge	0.2	—	0.2
Cash payments	—	(0.3)	(0.3)
Ending Balance, September 30, 2011	$0.2	$—	$0.2

17. Subsequent Event

On October 24, 2011, David W. Kenny resigned as the Company's president and as a Director. The Board of Directors elected Paul Sagan to the position of president; Mr. Sagan retains his titles of Chief Executive Officer and Director.

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
Overview of Financial Results
The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	33.1	30.7	32.6	29.4
Research and development expense	4.8	5.6	4.4	5.5
Sales and marketing expense	19.3	21.9	19.3	21.7
General and administrative expense	18.0	16.9	16.9	17.1
Amortization of other intangible assets	1.5	1.6	1.5	1.7
Restructuring charge	0.1	—	—	—
Total cost and operating expenses	76.8	76.7	74.7	75.4
Income from operations	23.2	23.3	25.3	24.6
Interest income	1.0	1.1	1.0	1.3
Interest expense	—	(0.1)	—	(0.2)
Other expense, net	(0.1)	(0.5)	(0.2)	(0.2)
Gain on investments, net	0.1	—	0.1	—
Loss on early extinguishment of debt	—	—	—	—
Income before provision for income taxes	24.2	23.8	26.2	25.5
Provision for income taxes	9.2	8.1	9.4	9.4
Net income	15.0%	15.7%	16.8%	16.1%
We were profitable for the fiscal year 2010 and for the nine months ended September 30, 2011; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

•
During each of the first three quarters of 2011, we were able to offset lost committed recurring revenue due to customer cancellations, terminations or price reductions by adding new customers and increasing the number of services, features and functionalities, which we refer to as value-added services, that our existing customers purchase. A continuation of this trend, in conjunction with increased revenues from non-recurring revenue contracts, could lead to increased revenues; however, any such increased revenues would be offset if lower traffic reduces the revenues we earn on a non-committed basis or as a result of further declines in the prices we charge. If we do not offset lost committed revenue in this manner, our revenues will decrease.

•
During each of the first three quarters of 2011, unit prices offered to some new and existing customers declined, primarily as a result of competition from new and established competitors. These price reductions primarily impacted customers for which we deliver high volumes of traffic over our network, such as digital media customers. If we continue to experience decreases in unit prices for new and existing customers and we are unable to offset such reductions with increased traffic or enhanced efficiencies in our network or increased sales of value-added services to customers, our revenues and profit margins could decrease.

•
Historically, we have experienced seasonal variations in our quarterly revenues attributable to e-commerce services used by our retail customers, with higher revenues in the fourth quarter of the year and lower revenues during the summer months. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•
In the first three quarters of 2011, we experienced a moderation in the rate of traffic growth in our volume-driven solutions as compared to the first three quarters of 2010. If this trend continues, our ability to generate revenue growth could be adversely impacted.

•
During the first three quarters of 2011, we reduced our network bandwidth costs per unit by entering into new supplier contracts with lower pricing and amending existing contracts to take advantage of price reductions offered by our existing suppliers. Additionally, we continued to invest in internal-use software development to improve the performance and efficiency of our network. Due to the increased traffic delivered over our network, our total bandwidth costs increased during the first three quarters of 2011 as compared to the same period in 2010. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing, or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected during the remainder of 2011.

•
In recent quarters, we have seen co-location costs increase and become a higher percentage of total cost of revenues due to the expansion of our network. Continuation of this trend may negatively impact our profitability.

•
For the nine months ended September 30, 2011, revenues derived from customers outside the United States accounted for 29% of our total revenues. For the remainder of 2011, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with each of the first three quarters.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs increased during each of the first three quarters of 2011 as compared to the same quarters in 2010. Due to the purchases of network equipment during 2011, we believe that depreciation expense, as well as co-location costs, related to our network equipment will continue to increase during the remainder of 2011. We also expect to continue to enhance and add functionality to our service offerings, which would increase capitalized stock-based compensation expense attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2011 as compared to 2010. All of these increased costs could negatively affect our profitability.

•
For the three and nine months ended September 30, 2011, our stock-based compensation expense was $15.2 million and $42.5 million, respectively, as compared to $18.6 million and $58.0 million, respectively, for the three and nine months ended September 30, 2010. The decrease in stock-based compensation expense for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to management's assessment, as of September 30, 2011, that certain outstanding restricted stock units, or RSUs, with performance-based vesting conditions will not vest because the associated performance targets are unlikely to be met. We expect this trend of lower stock-based compensation expense to continue for the remainder of 2011 as compared to 2010. As of September 30, 2011, our total pre-tax unrecognized compensation costs for stock-based awards were $109.3 million, which we expect to recognize as expense over a weighted average period of 1.3 years through 2015.

•
As of September 30, 2011, we held $135.4 million in par value of auction rate securities, which we refer to as ARS. Based upon our cash, cash equivalents and marketable securities balance of $1.2 billion at September 30, 2011 and expected operating cash flows, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business during the remainder of 2011. We believe we have the ability to hold these ARS until a recovery of the auction process, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or until maturity.

•
During the nine months ended September 30, 2011, our effective income tax rate was 35.7%. We expect our annual effective income tax rate in 2011 to remain relatively consistent in the fourth quarter of 2011; this expectation does not take into consideration the effect of discrete items such as those relating to stock-based compensation. In 2010, due to our continued utilization of available net operating losses, or NOLs, and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. We expect to utilize substantially all of our tax credit carryforwards in 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2011 and 2012; however, our future results are likely to be affected by the factors discussed in the paragraphs above as well as those identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

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
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board, or FASB, issued an accounting standard update for business combinations specifically related to the disclosure of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period, and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard was effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have an impact on our financial position or results of operations.
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
In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes will be effective January 1, 2012 and early adoption is permitted. There will be no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.
In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. Under the amended guidance, after assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) are optional. The guidance is effective January 1, 2012 with early adoption permitted. The adoption of the guidance is not expected to have a material impact on our financial position or results of operations.
Results of Operations
Revenues. Total revenues increased 11%, or $28.3 million, to $281.9 million for the three months ended September 30, 2011 as compared to $253.6 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, revenues increased 13%, or $95.9 million, to $834.8 million as compared to $738.9 million for the nine months ended September 30, 2010. The following table quantifies the contribution to growth in revenues during the periods presented from the different industry verticals in which we sell our services (in millions):

	For the Three Months Ended September 30, 2011 as compared to 2010	For the Nine Months Ended September 30, 2011 as compared to 2010
Media & Entertainment	$5.6	$31.9
Commerce	11.4	33.3
Enterprise	9.1	25.9
High Tech	1.5	0.4
Public Sector	0.7	4.4
Total net increase	$28.3	$95.9
A significant portion of the increase in revenues for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was driven by increased sales of value-added services to customers in our commerce and enterprise verticals. The revenues from our media and entertainment vertical increased due to traffic growth and were partially offset by reduced prices charged to our customers. Revenues from our high tech vertical remained relatively flat as increased demand for value-added solutions offset the decline in software download revenues. The increase in revenues from public sector customers was primarily attributable to new contracts with government agencies.
For the three- and nine-month periods ended September 30, 2011 and 2010, approximately 29% and 28%, respectively, of our revenues were derived from our operations located outside of the United States, including 18% derived from Europe during each of the three and nine month periods ended September 30, 2011 and 16% and 17% derived from Europe during each of the three and nine month periods ended September 30, 2010, respectively. No single country outside of the United States accounted for 10% or more of revenues during these periods. For the three- and nine-month periods ended September 30, 2011 and 2010, resellers accounted for 19% and 18% of revenues, respectively. For each of the three- and nine-month periods ended September 30, 2011 and 2010, no customer accounted for 10% or more of revenues.
Cost of Revenues. Cost of revenues was comprised of the following (in millions) for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Bandwidth and service-related fees	$21.8	$19.6	$63.5	$56.7
Co-location fees	33.7	25.2	96.3	68.2
Payroll and related costs of network operations personnel	3.9	4.0	11.3	10.4
Stock-based compensation, including amortization of prior capitalized amounts	2.2	2.5	7.3	7.6
Depreciation and impairment of network equipment	24.8	20.0	71.2	54.9
Amortization of internal-use software	6.9	6.5	22.4	19.3
Total cost of revenues	$93.3	$77.8	$272.0	$217.1
Cost of revenues increased 20%, or $15.5 million, to $93.3 million for the three months ended September 30, 2011 as compared to $77.8 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, cost of revenues increased 25%, or $54.9 million, to $272.0 million as compared to $217.1 million for the nine months ended September 30, 2010. This increase was primarily due to:

•	increases in co-location costs as we deployed more servers worldwide;

•	an increase in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure; and

•	an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit.
Cost of revenues during the three and nine months ended September 30, 2011 also included credits received of approximately $2.7 million and $5.6 million, respectively, from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. During the three and nine months ended September 30, 2010, cost of revenues included similar credits of approximately $2.3 million and $4.5 million, respectively. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, are unpredictable.
We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2011 and for the years ending December 31, 2012, 2013, 2014 and 2015, we estimate that the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $37.0 million, $51.3 million, $8.6 million, $0.3 million and $0.1 million, respectively.
We believe that cost of revenues will increase during the fourth quarter of 2011 as compared to each of the first three quarters of 2011. We expect to deploy more servers and deliver more traffic on our network, which would result in higher expenses associated with the increased traffic and co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for the remainder of 2011, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.
Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development costs are expensed as incurred, except certain internal-use software development costs eligible for capitalization. During the three and nine months ended September 30, 2011, we capitalized software development costs of $8.8 million and $28.1 million, respectively, net of impairments. During the three and nine months ended September 30, 2010, we capitalized software development costs of $8.4 million and $22.1 million, respectively, net of impairments. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and nine months ended September 30, 2011, we capitalized $1.8 million and $5.2 million of stock-based compensation, respectively, as compared to $1.9 million and $5.4 million during the three and nine months ended September 30, 2010, respectively. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.
Research and development expenses decreased 5%, or $0.7 million, to $13.5 million for the three months ended September 30, 2011 as compared to $14.2 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, research and development expenses decreased 9%, or $3.8 million, to $37.1 million as compared to $41.0 million for the nine months ended September 30, 2010. The decrease during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was due to higher capitalized salaries and a decrease in stock-based compensation, partially offset by an increase in payroll and related costs as a result of headcount growth.
The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2011 as compared to 2010	For the Nine Months Ended September 30, 2011 as compared to 2010
Payroll and related costs	$1.2	$6.6
Stock-based compensation	—	(2.6)
Capitalized salaries and other expenses	(1.9)	(7.8)
Total net decrease	$(0.7)	$(3.8)
We believe that research and development expenses, in absolute dollar terms, will increase during the fourth quarter of 2011 as compared to the first nine months of 2011 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our existing service offerings.
Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.
Sales and marketing expenses decreased 2%, or $1.1 million, to $54.5 million for the three months ended September 30, 2011 as compared to $55.6 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, sales and marketing expenses increased $0.2 million, to $160.7 million as compared to $160.5 million for the nine months ended September 30, 2010. The decrease in sales and marketing expenses during the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a decrease in stock-based compensation, partially offset by an increase in payroll and related costs. The increase in sales and marketing expenses during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to an increase in payroll and related costs due to an increase in headcount, partially offset by a decrease in stock-based compensation, as well as a decrease in marketing and related costs and other expenses.
The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2011 as compared to 2010	For the Nine Months Ended September 30, 2011 as compared to 2010
Payroll and related costs	$1.6	$10.4
Stock-based compensation	(1.9)	(7.5)
Marketing and related costs	(0.4)	(1.3)
Other expenses	(0.4)	(1.4)
Total net (decrease) increase	$(1.1)	$0.2
We believe that sales and marketing expenses will increase, in absolute dollar terms, during the fourth quarter of 2011 as compared to the first three quarters of 2011 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued headcount growth in our sales and marketing organization.
General and Administrative. General and administrative expenses consist primarily of the following components:

•
payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, legal, business applications, network management, human resources and other administrative personnel;

•	depreciation and amortization of property and equipment we use internally;

•	fees for professional services;

•	rent and other facility-related expenditures for leased properties;

•	provision for doubtful accounts;

•	insurance costs; and

•	non-income related taxes.
General and administrative expenses increased 19%, or $8.1 million, to $50.8 million for the three months ended September 30, 2011 as compared to $42.7 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, general and administrative expenses increased 12%, or $14.7 million, to $140.7 million as compared to $126.0 million for the nine months ended September 30, 2010. The increase in general and administrative expenses for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to an increase in payroll and related costs as a result of headcount growth, facilities and related costs and legal fees due to ongoing litigation. These increases were partially offset by reductions in stock-based compensation.
The following table quantifies the changes in various components of our general and administrative expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2011 as compared to 2010	For the Nine Months Ended September 30, 2011 as compared to 2010
Payroll and related costs	$3.1	$7.0
Stock-based compensation	(0.4)	(3.9)
Depreciation and amortization	0.1	0.2
Facilities-related costs	2.0	5.1
Provision for doubtful accounts	0.2	0.9
Legal fees	2.2	4.0
Non-income taxes	0.1	(0.6)
Consulting and advisory services	0.7	(0.1)
Other expenses	0.1	2.1
Total net increase	$8.1	$14.7
During the fourth quarter of 2011, we expect general and administrative expenses to increase, in absolute dollar terms, as compared to each of the first three quarters of 2011 due to anticipated higher payroll and related costs attributable to increased hiring as well as facilities and related costs.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 1%, or $0.1 million, to $4.2 million for the three months ended September 30, 2011 as compared to $4.1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, amortization of other intangible assets increased 3%, or $0.4 million, to $12.8 million as compared to $12.4 million for the nine months ended September 30, 2010. The increase in amortization of other intangible assets for the nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to the amortization of assets related to our acquisition of substantially all of the assets and liabilities of Velocitude LLC during the second quarter of 2010. Based on our intangible assets at September 30, 2011, we expect amortization of other intangible assets to be approximately $4.2 million for the remainder of 2011, and $15.9 million, $13.1 million, $7.6 million and $5.1 million for fiscal years 2012, 2013, 2014 and 2015, respectively.
Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 4%, or $0.1 million, to $2.7 million for the three months ended September 30, 2011 as compared to $2.8 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, interest income decreased 7%, or $0.6 million, to $8.7 million as compared to $9.3 million for the nine months ended September 30, 2010. The decreases were due to lower interest rates earned on our investments during the comparable periods.
Interest Expense. Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs. Interest expense was $0.2 million and $1.5 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, we had $58.6 million in principal amount of outstanding senior convertible notes. During the nine months ended September 30, 2011, we had no outstanding indebtedness requiring the payment of interest.
Other Expense, net. Other expense, net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. Other expense, net for the three months ended September 30, 2011 decreased to $0.2 million as compared to $1.4 million for the three months ended September 30, 2010. For each of the nine months ended September 30, 2011 and September 30, 2010, other expense, net was $1.3 million. The decrease in other expense, net for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to foreign exchange rate fluctuations. Other expense, net may fluctuate in the future based upon changes in foreign exchange rates, the outcome of legal proceedings or other events.
Provision for Income Taxes. For the nine months ended September 30, 2011 and 2010, our effective income tax rate, including discrete items, was 35.7% and 37.0%, respectively. For the each of the three and nine months ended

September 30, 2011 and September 30, 2010, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes increased 26%, or $5.3 million, to $25.9 million for the three months ended September 30, 2011 as compared to $20.6 million for the three months ended September 30, 2010. Provision for income taxes increased 12%, or $8.5 million, to $78.2 million for the nine months ended September 30, 2011 as compared to $69.7 million for the nine months ended September 30, 2010. The increase in the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was mainly due to the increase in operating income partially offset by the lower effective income tax rate in 2011 as compared to 2010.

While we expect our effective income tax rate for the fourth quarter of 2011 to remain relatively consistent with the rate applicable through the third quarter of 2011, this expectation does not take into consideration the effect of any potential discrete items to be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter, due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. In 2010, due to our continued utilization of available NOLs and tax credit carryforwards, our tax payments were significantly lower than our recorded income tax provision. We expect to utilize substantially all of our tax credit carryforwards in 2011. Once we have done so, the amount of cash tax payments we make will increase over those made in previous years.
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
Non-GAAP Measures
In addition to the traditional financial measurements reflected in our financial statements that have been prepared in accordance with GAAP, we also compile and monitor certain non-GAAP financial measures related to the performance of our business. We typically discuss the non-GAAP financial measures described below on our quarterly public earnings release calls. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations.
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
We consider normalized net income and normalized net income per diluted common share to be important indicators of our overall performance as they eliminate the effects of events that are either not part of our core operations or are non-cash. We define normalized net income as net income determined in accordance with GAAP excluding the following pre-tax items: amortization of other acquired intangible assets, stock-based compensation expense, stock-

based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition-related costs and benefits, certain gains and losses on investments, loss on early extinguishment of debt and restructuring charges.
These non-GAAP financial measures should be used in addition to, and in conjunction with, results presented in accordance with GAAP.
The following table reconciles GAAP net income to normalized net income and normalized net income per diluted share for the periods presented:

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income	$42,285	$39,709	$140,823	$118,710
Amortization of other intangible assets	4,185	4,130	12,754	12,390
Stock-based compensation	15,141	18,589	42,465	57,973
Amortization of capitalized stock-based compensation	1,592	1,817	5,595	5,522
Loss on early extinguishment of debt	—	—	—	294
Acquisition-related costs (benefits)	—	—	(440)	345
Restructuring charge	158	—	158	—
Total normalized net income	$63,361	$64,245	$201,355	$195,234
Normalized net income per diluted share	$0.34	$0.34	$1.06	$1.03
Shares used in per share calculations	185,704	191,271	189,089	190,254
We consider Adjusted EBITDA to be another important indicator of our operational strength and the performance of our business and a good measure of our historical operating trend. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as net income determined in accordance with GAAP excluding interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition-related costs and benefits, certain gains and losses on investments, foreign exchange gains and losses, loss on early extinguishment of debt and gains or losses on legal settlements.
The following table reconciles GAAP net income to Adjusted EBITDA for the periods presented:

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$42,285	$39,709	$140,823	$118,710
Amortization of other intangible assets	4,185	4,130	12,754	12,390
Stock-based compensation	15,141	18,589	42,465	57,973
Amortization of capitalized stock-based compensation	1,592	1,817	5,595	5,522
Loss on early extinguishment of debt	—	—	—	294
Acquisition-related costs (benefits)	—	—	(440)	345
Restructuring charge	158	—	158	—
Interest income, net	(3,002)	(2,636)	(9,058)	(8,069)
Provision for income taxes	25,862	20,603	78,218	69,677
Depreciation and amortization	35,984	30,532	105,879	86,201
Other loss, net	188	1,366	1,330	1,319
Adjusted EBITDA	$122,393	$114,110	$377,724	$344,362
Liquidity and Capital Resources
To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.
As of September 30, 2011, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities, commercial paper, corporate debt securities, and student loan-backed ARS, totaled $1.2 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
As of September 30, 2011 and December 31, 2010, we held approximately $135.4 million and $150.8 million in par value of ARS, respectively. The ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. None of the ARS in our portfolio is mortgage-based or collateralized debt obligations. In mid-February 2008, all of our ARS experienced failed auctions, which failures continued throughout the period ended September 30, 2011. As a result, we have been unable to liquidate most of our holdings of ARS. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations in 2011 or the foreseeable future.
Net cash provided by operating activities was $316.6 million for the nine months ended September 30, 2011, compared to $292.1 million for the nine months ended September 30, 2010. The increase in cash provided by operating activities for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a reduction in cash used in working capital and an increase in net income, partially offset by a reduction in the provision for deferred income taxes. We expect that cash provided by operating activities will increase as a result of an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and higher commissions.
Net cash provided by investing activities was $36.2 million for the nine months ended September 30, 2011, compared to $266.9 million of net cash used in investing activities for the nine months ended September 30, 2010. Cash provided by investing activities for the nine months ended September 30, 2011 reflects net sales and maturities of short- and long-term marketable securities of $172.7 million. Cash used in investing activities for the nine months ended September 30, 2011 reflects purchases of property and equipment of $136.3 million, including $30.5 million related to the capitalization of internal-use software development costs. Cash used in investing activities for the nine months ended September 30, 2010 reflects net purchases of short- and long-term marketable securities of $110.9 million, purchases of property and equipment of $143.3 million, including $23.8 million related to the capitalization of internal-use software development costs, cash paid for the acquisition of substantially all of the assets of Velocitude of $12.2 million, and an increase in other investments of $0.5 million. For fiscal year 2011, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 16% of total revenues for the year, which reflects our plan to continue expansion of our network capacity to meet expected future traffic growth. We expect to fund such capital expenditures through cash generated from operations.
Net cash used in financing activities was $228.7 million for the nine months ended September 30, 2011, as compared to $10.8 million in net cash used in financing activities for the nine months ended September 30, 2010. Cash used in financing activities during the nine months ended September 30, 2011 consisted of $247.7 million related to a common stock repurchase program as described more fully below, as well as $5.7 million used for taxes paid related to net share settlements of equity awards. This was offset by cash provided by financing activities for the nine months ended September 30, 2011 of $11.5 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $13.3 million from issuances of common stock upon exercises of stock options under our stock option plans and employee stock purchase plan. Cash used in financing activities during the nine months ended September 30, 2010 consisted of $65.1 million related to our common stock repurchase program. This was offset by cash provided by financing activities during the nine months ended September 30, 2010 of $22.4 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $31.9 million from issuances of common stock upon exercises of stock options under our stock option plans and employee stock purchase plan.
Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repurchases and issuances, stock option exercises, purchases and sales of equity investments and similar events.
The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Nine Months Ended September 30,
	2011	2010
Cash, cash equivalents and marketable securities balance as of December 31, 2010 and 2009, respectively	$1,243.4	$1,061.5
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	855.9	753.1
Payments to vendors	(459.8)	(414.4)
Payments for employee payroll	(223.7)	(180.6)
Debt interest and premium payments	—	(1.0)
Stock option exercises and employee stock purchase plan issuances	13.3	31.9
Cash used in business acquisition	(0.6)	(12.2)
Employee taxes paid related to net share settlement of equity awards	(5.7)	—
Common stock repurchases	(247.7)	(65.1)
Realized and unrealized (losses) gains on marketable investments and other investment-related assets, net	(3.5)	6.2
Interest income	8.7	9.3
Other	10.7	1.5
Net increase	(52.4)	128.7
Cash, cash equivalents and marketable securities balance as of September 30, 2011 and 2010, respectively	$1,191.0	$1,190.2

On April 29, 2009, we announced that our Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of our common stock from time to time on the open market or in privately-negotiated transactions. In April 2010, our Board of Directors authorized a new $150.0 million stock repurchase program. In April 2011, our Board of Directors authorized another, one-year $150.0 million stock repurchase program that began in May 2011. On August 8, 2011, our Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. The total authorized funding for stock repurchases in that twelve month period is now $400.0 million. Unused amounts from the prior year’s authorization were not carried over to the new program. During the nine months ended September 30, 2011, we repurchased 9.4 million shares of common stock for an aggregate of $248.4 million at an average price of $26.47 per share. During the nine months ended September 30, 2010, we repurchased 1.9 million shares of common stock for an aggregate of $65.1 million at an average price of $34.37 per share. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities. See Item 2 of Part II of this quarterly report on Form 10-Q for more detailed information about our repurchases.
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
Contractual Obligations, Contingent Liabilities and Commercial Commitments
The following table presents our contractual obligations and commercial commitments, as of September 30, 2011, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of September 30, 2011	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
Bandwidth and co-location agreements	$97.3	$81.3	$15.9	$0.1	$—
Real estate operating leases	148.6	24.2	43.5	35.6	45.3
Open vendor purchase orders	50.6	50.6	—	—	—
Total	$296.5	$156.1	$59.4	$35.7	$45.3
In accordance with authoritative guidance issued by the FASB, as of September 30, 2011, we had unrecognized tax benefits of $17.5 million, which included approximately $4.9 million of accrued interest and penalties. We do not expect to recognize any material tax benefits in 2011. We are not, however, able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized tax benefits and related obligations.
Letters of Credit
As of September 30, 2011, we had $5.4 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. These irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.
Off-Balance Sheet Arrangements
We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three and nine months ended September 30, 2011 was determined to be immaterial.
As of September 30, 2011, we did not have any additional material off-balance sheet arrangements.
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

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, high quality corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.
At September 30, 2011, we held $135.4 million in par value of ARS that have experienced failed auctions, which has prevented us from liquidating those investments. Due to these liquidity issues, we used a discounted cash flow analysis to determine the estimated fair value of these ARS investments. Such analysis considered the timing of expected future successful auctions, the impact of extended periods of maximum interest rates, collateralization of underlying security investments and the creditworthiness of the issuer. The discounted cash flow analysis as of September 30, 2011 assumed a weighted average discount rate of 4.11% and expected term of five years. The discount rate was determined using a proxy based upon the current market rates for recent debt offerings. The expected term was based on management’s estimate of future liquidity. As a result, as of September 30, 2011, we have estimated an aggregate loss of $16.6 million, related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity. The impact for the three and nine months ended September 30, 2011 was a pre-tax loss of $4.3 million and $3.0 million, respectively, included in accumulated other comprehensive income (loss) within stockholders’ equity related to ARS having impairments deemed to be temporary. The aggregate loss in the fair value of ARS experienced in the nine months ended September 30, 2011 was primarily due to an increase in the weighted average discount rate used in the assumption of fair values from 3.21% used as of December 31, 2010 compared to 4.11% used as of September 30, 2011.
Our valuation of the ARS is sensitive to market conditions and management’s judgment and could change significantly based on the assumptions used. If, as of September 30, 2011, we assumed an expected term of three years or seven years and discount rate of 4.11%, the gross unrealized loss on the $135.4 million in par value of ARS classified as available-for-sale would have been $12.0 million and $21.0 million, respectively. If we had assumed an expected term of five years and discount rate of 3.11% or 5.11%, the gross unrealized loss on the $135.4 million in par value of ARS classified as available-for-sale would have been $10.6 million and $22.2 million, respectively.
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

Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other expense, net. Foreign currency transaction gains and losses were determined to be immaterial during the nine months ended September 30, 2011.

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

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of September 30, 2011 and December 31, 2010, one customer had an account receivable balance greater than 10% of our accounts receivable. We believe that, at September 30, 2011, concentration of credit risk related to accounts receivable was not significant.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2010 for a discussion of legal proceedings and Item 1 of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2011 for material developments in such legal proceedings during the quarter ended June 30, 2011. There were no material developments in such legal proceedings during the quarter ended September 30, 2011.

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
In recent quarters, we have lowered the prices we charge many of our customers for our content delivery services in order to remain competitive. This has been particularly true for the digital media services. Consequently, our historical revenue rates may not be indicative of future revenues based on comparable traffic volumes. If we are unable to sell our services at acceptable prices relative to our costs, we will not experience sufficient traffic volume over our network to offset unit price declines, or if we are unsuccessful with our strategy of selling additional services and features to new or existing content delivery customers, our revenues and gross margins will decrease, and our business and financial results will suffer.
Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability at recent levels or at all.
Our revenue growth rate may decline in future periods as a result of a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels and macroeconomic factors affecting certain aspects of our business. We also believe our gross margins will decrease in the near term future because we have large fixed expenses and expect to continue to incur significant bandwidth, co-location and other expenses, including increased depreciation on network equipment purchased in recent years. As a result, we may not be able to continue to maintain our current level of profitability in the fourth quarter of this year, in 2012 or on a quarterly or annual basis thereafter.
There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	market pressure to decrease our prices;

•	significant increases in co-location and bandwidth costs or other operating expenses;

•	failure to increase sales of our core services;

•	increased competition;

•	any failure of our current and planned services and software to operate as expected;

•	loss of any significant customers or loss of existing customers at a rate greater than we increase our number of, and sales to, new customers or our sales to existing customers;

•	unauthorized use of or access to content delivered over our network or network failures;

•	the exhaustion of the supply of IPv4 addresses and the inability of Akamai or other Internet users to transition successfully or in a timely manner to IPv6;

•	costs associated with hiring and retaining qualified employees;

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments; and

•	inability to attract high-quality customers to purchase and implement our current and planned services.
General global market and economic conditions may have an adverse impact on our operating performance and results of operations.
Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the economies of the United States, Europe, Japan and/or other regions has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. In particular, weakness in the online advertising market has affected and could continue to affect the success of our Internet advertising-related initiatives and could have a negative impact on our media and other customers. To the extent customers are unable to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver on their behalf. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.
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
Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, affected customers will be entitled to credits. Our network or services could be disrupted by numerous events, including natural disasters, unauthorized access to our servers, failure or refusal of our third-party network providers to provide the necessary capacity, errors caused by us, power losses and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users. In addition, there have been and in the future may be attempts to gain unauthorized access to our information technology systems in order to steal information about our technology, financial data or other information or take other actions that would be damaging to us. Although we have taken steps to prevent such disruptions and security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our security measures will be effective, or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation. Any successful breach of the security of our information systems could lead to the unauthorized release of valuable confidential information, including trade secrets, material nonpublic information about our financial condition and sensitive data that others could use to compete against us. Such consequences would likely harm our business and reputation.
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
We held $135.4 million in par value of auction rate securities, or ARS, as of September 30, 2011, which represented approximately 16% of our total short- and long-term marketable securities of $0.8 billion as of that date. ARS are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which typically occurs every seven to 35 days, investors can sell or continue to hold the securities at par. Beginning in February 2008, the majority of ARS in the marketplace, including the ARS that we hold in our portfolio, failed auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these ARS resetting to predetermined rates in accordance with the underlying loan agreement, and such predetermined rates might be lower than the current market rate of interest. In the event we need to liquidate our investments in these types of securities including for purposes of funding our operations, we will not be able to do so until a future auction on these investments occurs in which demand equals or exceeds the supply of such securities being offered, the issuer redeems the outstanding securities, a buyer is found outside the auction process, the securities mature or there is a default requiring immediate payment from the issuer. These alternative liquidation measures may require that we sell our ARS at a substantial discount to par value. In the future, should the ARS we hold be subject to prolonged auction failures and we determine that the decline in value of ARS is other-than-temporary, we would recognize a loss in our consolidated statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments and, depending upon other future uses of cash, our ability to fund our operations. Furthermore, if one or more of the issuers of the ARS held in our portfolio are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through additional impairment charges, which could be material. We may also incur significant legal and related expenses in connection with efforts to require one or more of the investment advisors that sold us ARS to provide liquidity for these securities. There can be no assurance that any such efforts would be successful.
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
If we seek to acquire significant businesses or technologies or require more cash to fund our future plans, we may need to obtain funding from outside sources. From time to time, the economic environment can make it difficult for companies to obtain financing, particularly raising debt financing or implementing credit facilities. Therefore, we may not be able to raise additional capital when needed, which could limit future actions we may want to take. Even if we were to find outside funding sources, we might be required to issue securities with greater rights than the securities we have outstanding today or issue debt that places restrictions on our future activities. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us.
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
Local tax laws that might apply to our servers, which are located in many different jurisdictions, could require us to pay additional taxes in those jurisdictions, which could adversely affect our continued profitability. We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to cover our total actual liability. As a government contractor, we are also subject to numerous laws and regulations. If we fail to comply with applicable requirements, we could face penalties, contract terminations and damage to our reputation. We also may be required to devote substantial resources to the development and improvement of procedures to ensure compliance with applicable regulations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (5)
July 1, 2011 – July 31, 2011	354,032	$29.64	354,032	$100,643,552
August 1, 2011 – August 31, 2011	4,470,126	$22.93	4,470,126	$248,131,013
September 1, 2011 – September 30, 2011	1,995,752	$21.11	1,995,752	$206,010,307
Total	6,819,910		6,819,910

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program (see note 4 below). All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.

(3)	Includes commissions paid.

(4)
In April 2011, we announced that our Board of Directors had approved a one-year stock repurchase program for up to $150.0 million of our common stock that began in May 2011 under the same terms as earlier programs. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve month period that commenced in May 2011. The total authorized funding for stock repurchases in that twelve month period is now $400.0 million. See Note 8 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

(5)
Reflects $400.0 million from the 2011 program minus the total aggregate amount purchased during such month and all prior months during which the 2011 repurchase program was in effect and aggregate commissions paid in connection therewith.

Item 6.	Exhibits
The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 9, 2011	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.