Form 10-K
period 2011-12-31
AKAMAI TECHNOLOGIES INC
filed 2012-02-29
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2)

Large accelerated filer ☑	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,724.6 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2011.
The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 22, 2012: 177,800,850 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2012 Annual Meeting of Stockholders to be held on May 16, 2012 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

1

AKAMAI TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2011

PART I
Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to them. Use of words such as “believes,” "continues," “expects,” “anticipates,” “intends,” “plans,” “estimates,” “forecasts,” “should,” “may,” “could,” “likely” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Item 1.	Business
Overview
Akamai provides content delivery and cloud infrastructure services for accelerating and improving the delivery of content and applications over the Internet; ranging from live and on-demand streaming video capabilities to conventional content on websites, to tools that help people transact business and reach out to new and existing customers. We believe that our solutions offer unmatched reliability, sophistication and security. At the same time, we help customers save money by enabling them to reduce expenses associated with internal infrastructure build-outs. In short, our solutions are designed to help our customers efficiently offer websites that improve visitor experiences and increase the effectiveness of their Internet-focused operations.
We were incorporated in Delaware in 1998 and have our corporate headquarters at 8 Cambridge Center, Cambridge, Massachusetts. We have been offering content delivery services and streaming media services since 1999. In subsequent years, we introduced private content delivery networks, Internet-based delivery of applications such as store/dealer locators and user registration, large-scale software distribution capabilities, intelligent real-time ad targeting solutions, content targeting technology and enhanced security features.
Our Internet website address is www.akamai.com. We make available, free of charge, on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission, or the Commission, as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.
Making the Cloud Work for our Customers
The Internet plays a crucial role in the way companies, government agencies and other entities conduct business and reach the public. Enterprises want to offer a dynamic, consistent, secure experience for millions of end users and to take advantage of the potential cost savings of utilizing the cloud, a term commonly used to refer to utilizing the Web server facilities of a third party provider on the Internet. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today’s communication demands or the dramatic expansion in the number and types of devices individuals use to access it.
The ad hoc Internet architecture presents potential problems for its widespread usage today, such as:

•	inefficient or non-functioning peering points, or points of connection, between Internet service providers, or ISPs;

•	traffic congestion at data centers;

•	Internet traffic exceeding the capacity of routing equipment;

•	absence of a coordinated security system to protect against a vast network of hackers, bots and other malefactors that seeks to steal assets and disrupt the functioning of the Web; and

•	"last mile" issues -- Internet bandwidth constraints between an end user and the Internet access provider.
These potential problems intersect with the features of what we call the hyperconnected world, including:

•	increasingly dynamic and personalized websites;

•	growth in the transmission of rich content, including HD video, due to the increasingly widespread use of broadband connectivity to the Internet for videos, music and games;

•	rapid expansion in the use of mobile devices leveraging different technologies and delivery systems; and

•	the demand of millions of consumers worldwide to be able to access content on multiple devices.
The resulting individual experience can be a disappointing one. This is a central challenge facing all Internet-focused enterprises.
Achieving an enterprise's goals in the face of this challenge is made more difficult by internal technology issues. Driven by competition, globalization and cost-containment strategies, companies need an agile Internet-facing infrastructure that cost-effectively meets real-time strategic and business objectives. The dramatic increase in Internet usage places extensive demands on infrastructure; however, expanding internal systems to meet routine demand can be cost-prohibitive. Keeping pace with new developments can also be a difficult challenge. Special marketing or promotional initiatives or unanticipated one-time events such as important unanticipated news, may draw millions of additional visitors to a company’s website over a brief period of time. Putting in place incremental internal infrastructure to deal with such spikes is likely not practicable.
Akamai has developed solutions to assist enterprises in meeting their goals in spite of the challenges at the intersection of the Internet and the hyperconnected world. Our services are designed to help companies, government agencies and other enterprises increase revenues and reduce costs by improving the performance, reliability and security of their Internet-facing operations. We particularly seek to make using the cloud a viable approach for customers by addressing the following market needs:
Superior Performance. Commercial enterprises invest in websites to attract customers, transact business and provide information about themselves. Through a combination of people, processes and technology, we help our customers improve the scalability and predictability of their websites without the need for them to make the significant investment required to develop their own Internet-related infrastructure. Instead, we have tens of thousands of servers deployed in more than 1,000 networks around the world so that content can be delivered from Akamai servers located closer to website visitors — from what we call the “edge” of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations for our customers. At the same time, our customers have access to control features to enable them to provide content to end users that is current and customized for visitors accessing the site from different parts of the world.
Scalability.  With the proliferation of HD video and other types of rich content and the emergence of the Internet as a crucial sales channel, enterprises of all types must be able to handle rapidly increasing numbers of requests for bandwidth-intensive digital media assets. Websites must also be able to process millions of transactions, particularly during busy holiday seasons. In all of these instances, it can be difficult and expensive to manage such peaks and valleys. With more than 100,000 servers managed by our proprietary software technology, our network is designed with the robustness and flexibility to handle increasing volume as well as planned and unplanned traffic peaks, without additional hardware investment and configuration on the part of our customers. We are, therefore, able to provide an on-demand solution to address our customers’ capacity needs, helping them avoid expensive investment in a centralized infrastructure.
Security. Internet-based security threats, such as viruses, worms, information theft and other intrusions, can impact every measure of performance, including information security, speed, reliability and customer confidence. Security is a key component of our technology platform; we deploy flexible, intelligent cloud-based defense capabilities to help organizations guard their perimeter and bolster security without sacrificing performance. On top of the tools we implement, the distributed nature of our network allows us to leverage our tens of thousands of servers across a global footprint to route traffic around security issues. As discussed below, we also offer specific security-focused solutions to address the discrete concerns of our different customers.
Functionality. Websites have become increasingly dynamic, complex and sophisticated. To meet these challenges, we have added solutions through both internal investment and acquisitions. These solutions include services designed to help our customers accelerate dynamic content and applications, more effectively manage their online media assets, adapt content for access through mobile devices and improve the quality of online advertising initiatives.
Our Core Solutions
We offer application and cloud performance services, solutions for digital media and software distribution and storage, website optimization services, network operator solutions, online advertising-related services and other specialized Internet-based offerings.
Application and Cloud Performance Solutions
Akamai’s Application and Cloud Performance Solutions are designed to improve the operation of highly-dynamic applications used by enterprises to connect with their employees, suppliers and customers. Traditionally, this market has been addressed primarily by hardware and software products. We believe our managed-service approach offers a more cost-effective and comprehensive solution in this area without requiring customers to make significant infrastructure investments. In addition to reducing infrastructure costs, our Application and Cloud Performance Solutions are intended for customers that want to offer effective and reliable portal applications and other Web-based systems for communicating with their customers, employees and business partners. Our Application and Cloud Performance Solutions include the following:
Web Application Accelerator

Our Web Application Accelerator service is designed to improve the performance of Web-based applications through a combination of routing and connection optimization, dynamic caching and compression of content. This service is appropriate for companies involved in technology, business services, travel and leisure, manufacturing and other industries where there is a focus on Internet-based communication with remote customers, suppliers and franchisees. Enterprise customers use the Web Application Accelerator service to run applications such as online airline reservations systems, training tools, customer relationship management and human resources applications. With this service, application providers can enjoy faster and more reliable performance without having to undertake a significant internal infrastructure build-out.
IP Application Accelerator
With a growing global workforce accessing Internet Protocol-, or IP-, based applications online and from mobile devices, enterprises that rely on such applications find speed and reliability to be crucial. Examples of IP-based applications include voice-over-IP calling, email hosting services and sales order processing tools. Akamai’s IP Application Accelerator solution is designed to optimize the performance, availability and real-time sensitivity associated with IP-enabled applications delivered over Internet-related protocols such as SSL, IPSec, UDP and FTP.
Video and Software Solutions
The Internet provides end users with access to new and varied types of media. Akamai’s video and software solutions are designed to enable enterprises to execute their large file management and distribution strategies by improving the end-user experience, boosting reliability and scalability and reducing the cost of Internet-related infrastructure. Within our video and software solutions, customers can choose from the following:
Akamai Media Delivery
As the demand for Internet access to music, movies, games, streaming news, sporting events and social networking communities grows, there are many challenges to profitably offering media assets online, particularly with respect to user-generated content and HD video. By relying on our technology and solutions, customers can bypass internal constraints such as traditional server and bandwidth limitations to better handle peak traffic conditions and provide their site visitors with access to larger file sizes. Customers of our media delivery offerings can also take advantage of complementary features such as digital rights management protections, storage, media management tools and reporting functionalities.
We have also introduced a revolutionary approach to video streaming, the Akamai HD Network, which is a cloud-based technology platform for live and on-demand streaming that is designed to enable our customers to offer live and on-demand HD video online to viewers in one format regardless of whether site visitors are using Adobe Flash technology, Microsoft Silverlight or an iPhone or other mobile device. We believe that our approach provides unique advantages that improve the quality and reliability of HD streaming while offering crucial flexibility for our customers. Additional key features of the HD Network include:

•	"In the network" packaging and segmenting, which enable content publishers to offer files in different formats within one set of video workflows;
•Adaptive bit rate streaming to adjust the bit rate of a video stream to ensure the optimum playback quality; and
•DVR for live streaming.
Our Akamai Media Delivery solution is primarily used by companies in the following industries: entertainment, including television, radio, sports, music and media, gaming, social networking and Internet search/portal access. The solution can accommodate the many different business models used by our customers including pay-per-view, subscription, advertising and syndication.
Electronic Software Delivery
Due to the expanding prevalence of broadband access, distribution of computer software has moved primarily to the Internet where traffic conditions and high loads can dramatically diminish software download speed and reliability. Furthermore, surges in traffic from product launches or periodic distributions of anti-virus security updates can overwhelm traditional centralized software delivery infrastructure, adversely affecting website performance and causing users to be unable to download software. Our Electronic Software Delivery solution handles the distribution of software for our customers. Our network is designed to withstand large surges in traffic related to software launches and other distributions with a goal of improved customer experiences, increased use of electronic delivery and successful online product launches. We also offer a number of tools to enhance the effectiveness of this distribution model including electronic download receipts, storage, a download manager to provide end users with control over the handling of files received and reporting. This solution is appropriate for software companies of all types including consumer, enterprise, anti-virus and gaming software companies.
Website Optimization
Akamai’s website optimization services — particularly our core Dynamic Site Accelerator offering — offer solutions for accelerating business-to-consumer websites that integrate rich, collaborative content and applications into their online architecture. Leveraging our worldwide network of servers and sophisticated mapping and routing technologies, we provide whole-site and object delivery for our customers’ websites. As a result, our customers have access to a more efficient way to implement and maintain a global Internet presence. While site owners maintain a source copy of their content and applications, Dynamic Site Accelerator provides global delivery, load balancing and storage of content and applications, enabling businesses to focus valuable resources on strategic matters, rather than on technical infrastructure issues.
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

Akamai’s website optimization solutions are appropriate for any enterprise that has a website, particularly retail companies dependent on their commerce-related websites and enterprises that rely on the Internet for to promote their brands through research, discussion and other interactive tools for their current and potential customers.
Other Key Offerings
Security and Protection Solutions
We offer a variety of services that address the Internet security needs of our customers including the following:
•Edge Tokenization — an electronic payment security service that enables credit card data to be converted to a token prior to Web transactions landing on a merchant’s infrastructure. By alleviating the requirement for retailers to route customer credit card data on their own infrastructure, the service is designed to help reduce information theft and compliance risk while lowering Payment Card Industry Data Security Standard compliance costs.
•Web Application Firewall — a solution designed to detect and mitigate potential attacks in http and SSL traffic as it passes through our network, before they reach the customer's origin data centers.
•DDoS Readiness — Distributed denial of service (DDoS) attacks are one of the most common methods used to attack an enterprise’s website. We offer customers a DDoS readiness solution that includes reviewing a website for DDoS readiness, providing a detailed assessment including recommendations and developing customer-specific DDoS incident response procedures for use during a DDoS attack.
Network Operator Solutions
For networks that need to improve the efficiency of their operations, we are able to leverage the expertise of our technology, networks and support personnel to provide custom solutions to both commercial and government customers. These solutions include replicating our core technologies to facilitate content delivery behind the firewall, combining our technology with that of other providers to create unique solutions for specific customers and supporting mission-critical applications that rely on the Internet and intranets.
Mobile Device Solutions
We offer our website customers a mobile content adaptation solution. The majority of websites are not configured for optimal viewing when accessed by a mobile device. For mobile end users, sites can be difficult to navigate and often lack the robust functionality that people have come to expect when accessing the same site on a personal computer. As a result, many companies either support an entirely separate infrastructure for their mobile sites or inadvertently alienate customers by presenting sub-optimal mobile Web experiences. Akamai's solution combines mobile content transformation technology with our website optimization techniques to help enterprises effectively reach their customers, partners and employees on mobile devices in addition to personal computers.
Advertising Decision Solutions (ADS)
Our ADS offering is designed to enable more effective online advertising by helping advertisers reach their target audiences.

Our solutions are intended to address some of the fundamental challenges in the advertising industry today — enabling advertisers, agencies, publishers and networks to buy and sell advertising in an effective, scalable, easy-to-use way. At the same time, our platform is architected so that none of the user data tracked by us consists of personally identifiable information; therefore, customers can maintain the integrity of their data and privacy policies.
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
Our Technology and Network
Our expansive network infrastructure and sophisticated technology are the foundation of our services. We believe Akamai has deployed the world’s largest globally-distributed computing platform, with more than 100,000 servers located in over 1,000 networks around the world. Applying our proprietary technology, we deliver our customers’ content and computing applications across a system of widely distributed networks of servers in the cloud; the content and applications are then processed at the most efficient places within the network. Servers are deployed in networks ranging from large, backbone network providers to medium and small ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have more than 1,000 peering relationships that provide us with direct paths to end user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.
To make this wide-reaching deployment effective, we use specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet, regardless of global or local traffic conditions. Dedicated professionals staff our Network Operations Control Centers on a 24 hour a day, seven day a week basis to monitor and react to Internet traffic patterns and trends. We frequently deploy enhancements to our software globally to strengthen and improve the effectiveness of our network. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid growth without the need for expensive and complex internal infrastructure.
Business Segments and Geographic Information
We operate in one industry segment: providing services for accelerating and improving delivery of content and applications over the Internet. For the years ended December 31, 2011, 2010 and 2009, 29%, 28% and 28%, respectively, of our total revenues was derived from our operations outside the United States. Revenues from Europe represented 18%, 17% and 18% of total revenues, respectively. No single country outside of the United States accounted for 10% or more of our revenues in any such year. For more segment and geographic information, including total long-lived assets for each of the last two fiscal years, see our consolidated financial statements included elsewhere in this annual report on Form 10-K, including Note 19 thereto.
Our long-lived assets primarily consist of servers, which are deployed into networks worldwide. As of December 31, 2011, we had approximately $194.0 million and $99.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2010, we had approximately $174.9 million and $81.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.
Customers
Our customer base primarily consists of enterprises. As of December 31, 2011, our customers included many of the world’s leading corporations, including Adobe, Apple, Audi, Best Buy, EMC, Hitachi, Home Depot, L’Oreal, Microsoft, MTV Networks, the National Football League, Philips, Qantas, SAP Standard Chartered Bank and Victoria’s Secret. We also actively sell to government agencies. As of December 31, 2011, our public sector customers included the Federal Emergency Management Agency, the U.S. Air Force, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Food and Drug Administration and the U.S. Department of Labor. No customer accounted for 10% or more of total revenues for any of the years ended December 31, 2011, 2010 or 2009. Less than 10% of our total revenues in each of the years ended December 31, 2011, 2010 and 2009 were derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenues in 2012.
Sales, Service and Marketing
Our sales and service professionals are located in more than 25 offices in the United States, Europe and Asia. We market and sell our services and solutions globally through our direct sales and services organization and through more than 100 active channel partners including EDS (an HP company), IBM Corporation, Verizon and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales- and marketing-focused alliances with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.
Our sales and service organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2011, we had approximately 1,100 employees in our sales and support organization, including 170 direct sales representatives whose performance is measured on the achievement of quota objectives.
To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances, on-going customer communication programs, training and sales support. As of December 31, 2011, we had 145 employees in our global marketing organization, which is a component of our sales and support organization.
Research and Development
Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers’ needs and market demand. As of December 31, 2011, we had 584 research and development employees. Our research and development expenses were $52.3 million, $54.8 million and $43.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, for the years ended December 31, 2011, 2010 and 2009, we capitalized $39.0 million, $31.1 million and $25.8 million, respectively, of external consulting and payroll and payroll-related costs related to the development of internal-use software used by us to deliver our services and operate our network. Additionally, during the years ended December 31, 2011, 2010 and 2009, we capitalized $7.1 million, $7.6 million and $6.2 million, respectively, of stock-based compensation attributable to our research and development personnel.
Competition
The market for our services is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service innovations. We expect competition for our services to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•	performance of our services;

•	return on investment in terms of cost savings and new revenue opportunities for our customers;

•	reduced infrastructure complexity;

•	sophistication and functionality of our offerings;

•	scalability;

•	ease of implementation and use of service;

•	customer support; and

•	price.
We compete primarily with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the Internet. In addition, potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a provider of externally-managed services like Akamai.
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
We believe that we compete favorably with other companies in our industry, as well as alternative approaches to content and application delivery over the Internet, on the basis of the quality of our offerings, our customer service and value.
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
Employees
As of December 31, 2011, we had 2,380 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Item 1A.	Risk Factors
The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.
We face intense competition, the consequences of which could adversely affect our business.
We compete in markets that are intensely competitive and rapidly changing. The competitive landscape is varied and presents numerous different challenges including:

•
Current and potential competitors may have longer operating histories, greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do.

•	Other competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge.

•	Nimbler companies may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements, resulting in superior offerings.

•	Some current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage enterprises from purchasing any service we offer.

•
Potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. As a result, our competitors include hardware manufacturers, software companies and other entities that offer Internet-related solutions that are not service-based.

Ultimately, increased competition of all types could result in price and revenue reductions, lower gross margins, loss of customers and loss of market share, each of which could materially and adversely affect our business, financial condition and results of operations.
If we are unable to continue to innovate and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.
The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our ability to provide new and innovative solutions to address the evolving ways enterprises use the Internet is important to our future growth and profitability. If we fail to do so, our operating results will likely be significantly harmed. If other companies develop technological or business model innovations in the markets we seek to address that are, or are perceived to be, equivalent or superior to our services, then our revenue and profitability could also suffer. In addition, our customers’ business models may change in ways that we do not anticipate, and the failure to address these changes could reduce or eliminate our customers’ needs for our services. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources.
Failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability at recent levels or at all.
Our revenue growth rate may decline in future periods as a result of a number of factors including increasing competition, pricing pressure, the inevitable decline in growth rates as our revenues increase to higher levels and macroeconomic factors affecting certain aspects of our business. We also believe our gross margins may decrease because we have large fixed expenses and expect to continue to incur significant bandwidth, co-location and other expenses, including increased depreciation on network equipment purchased in recent years. As a result, we may not be able to continue to maintain our current level of profitability in 2012 or on a quarterly or annual basis thereafter.
There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	continuing market pressure to decrease our prices, particularly in our media business;

•	the impact of lower pricing and other terms in renewal agreements we enter into with existing customers;

•	failure to experience traffic growth and increase sales of our core services and advanced features to offset price declines;

•	significant increases in co-location and bandwidth costs, head count or other operating expenses;

•	increased competition;

•	inability to increase sales to new and existing customers faster than the rate of loss of existing customers and revenues; and

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments.
We may be unable to replace lost revenues due to customer cancellations or renewals at lower rates.
Our customers have no obligation to renew their agreements for our services after the expiration of their existing terms, which are typically 12 to 24 months. Some may elect not to renew and others may renew at lower prices, lower committed traffic levels or for shorter contract lengths. We cannot accurately predict renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers' ability to continue their operations and spending levels and deteriorating general economic conditions. It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. If we are unable to do so, our revenue will decline and our business will suffer.
We may be unable to develop robust strategic relationships with third parties; such failure could significantly limit our long-term growth.
Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators and other strategic partners. The need to develop such relationship can be particularly acute in areas outside of the United States. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force, a past lack of strategic focus on such arrangements and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number of relationships with channel partners could significantly impede our revenue growth prospects in the short and long term.
Our failure to manage expected growth, diversification and changes to our business could harm us.
Our future operating results will depend on our ability to manage our operations. In the past, we have restructured aspects of our operations and made other adjustments to our organization in response to management changes, product changes, performance issues and other internal and external considerations, and we may take similar actions in the future. Such actions can result in lack of focus and reduced productivity.
As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts, headquarters. However, most management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth and decentralize our decision making at rates commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. In addition, if we are unable to effectively manage a large and geographically dispersed group of employees, our business may be adversely affected.
As our business evolves, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively, we will need to continue to upgrade and improve our data systems, billing systems and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and organization in a timely and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.
Because our services are complex and are deployed in complex environments, they may have errors or defects that could seriously harm our business.
Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers. If we elect to move into new areas that involve handling personally identifiable information or other important assets entrusted to us by our customers, the potential risks we face and magnitude of losses could increase.
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
Cybersecurity attacks and other security breaches could expose us to liability and our reputation and business could suffer.
There have been, and in the future may be, attempts to gain unauthorized access to our information technology systems in order to steal information about our technology, financial data or other information or take other actions that would be damaging to us. Such attacks may be pursued through electronic means or through damage or destruction of, or other denial of access to, a facility where our servers are housed. Although we have taken steps to prevent such disruptions and security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our security measures will be effective, that we will quickly detect an attack or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation. Any insurance coverage we carry may not be sufficient to cover all or a significant portion of the losses we could suffer from a successful attack. Any successful breach of the security of our information systems could lead to the unauthorized release of valuable confidential information, including trade secrets, material nonpublic information about our financial condition and sensitive data that others could use to compete against us. Such events could likely harm our business and reputation. In addition, we offer services designed to address the Internet security needs of our customers. Any failure of those solutions to operate effectively or to provide benefits promised by us could reduce our revenues and harm or business and reputation.
We may have insufficient transmission and co-location space, which could result in interruptions in our services and loss of revenues.
Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers and access to co-location facilities to house our servers. We believe that, absent extraordinary circumstances, we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes or network providers going out of business. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers and ultimately loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our gross margins.
The potential exhaustion of the supply of unallocated IPv4 addresses and the inability of Akamai and other Internet users to successfully transition to IPv6 could harm our operations and the functioning of the Internet as a whole.
An Internet Protocol address, or IP address, is a numerical label that is assigned to any device connecting to the Internet. Today, the functioning of the Internet is dependent on the use of Internet Protocol version 4, or IPv4, the fourth version of the

Internet Protocol, which uses 32-bit addresses. We currently rely on the acquisition of IP addresses for the functioning and expansion of our network and expect such reliance to continue in the future. There are, however, only a finite number of IPv4 addresses. It is possible that the number of unallocated IPv4 addresses may be exhausted within one to two years. Internet Protocol version 6, or IPv6, uses 128-bit addresses and has been designed to succeed IPv4 and alleviate the expected exhaustion of unallocated addresses under that version. While IPv4 and IPv6 will co-exist for some period of time, eventually all Internet users and companies will need to transition to IPv6. While Akamai has been developing plans for the transition to IPv6 and ensuring that we are prepared to meet our needs and those of our customers for both IPv4- and IPv6-based technology, there is no guarantee that such plans will be effective. If we are unable to obtain the IPv4 addresses we need, on financial terms acceptable to us or at all, before we or other entities that rely on the Internet can transition to IPv6, our current and future operations could be materially harmed. If there is not a timely and successful transition to IPv6 by Internet users generally, the Internet could function less effectively, which could damage numerous businesses, the economy generally and the prospects for future growth of the Internet as a medium for transacting business. This could, in turn, be harmful to our financial condition and results of operation.
As part of our business strategy, we have entered, and may seek to enter, into business combinations, acquisitions, and other strategic relationships that may be difficult to integrate, disrupt our business, dilute stockholder value and divert management attention.
We have completed numerous acquisitions in recent years. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. We may also enter into other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the transactions and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination. In December 2011, we announced that we had reached an agreement to purchase Cotendo Inc. If we are not successful in completing the acquisition of Cotendo or other acquisitions or other strategic transactions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities. Technology sharing or other strategic relationships we enter into may give rise to disputes over intellectual property ownership, operational responsibilities and other significant matters. Such disputes may be expensive and time-consuming to resolve.
Our stock price has been, and may continue to be, volatile.
The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	introduction of new products, services and strategic developments by us or our competitors;

•	market speculation about whether we are a takeover target;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of public market analysts;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.
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
Other companies or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to increase revenues and improve or maintain profitability. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights against both technology providers and customers that use such technology. Any such action naming Akamai could be costly to defend or lead to an expensive settlement or judgment against us.
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
We rely on certain “open-source” software the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms which could materially affect our business.
Certain of our service offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable. Certain open-source code is governed by license agreements, the terms of which could require users of such open-source code to make any derivative works of such open-source code available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. We periodically review our compliance with the open-source licenses we use and do not believe we will be required to make our proprietary software freely available. However, if a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software available at no cost.
If our ability to deliver media files in popular proprietary content formats were to become restricted or cost-prohibitive, demand for our content delivery services could decline, we could lose customers and our financial results could suffer.
Significant portions of our business depend on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe® Flash® or Windows® Media®, were to become limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.
If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.
We may have exposure to greater-than-anticipated tax liabilities.
Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation.  We have recorded certain tax reserves to address potential exposures involving our sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to cover our total actual liability. Although we believe our estimates and reserves are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, we have historically derived benefits from the availability of certain research and development tax credits under federal and state tax regulations. If the availability of such credits is not extended by the applicable taxing authorities, our tax liability would increase.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our system of internal controls was effective as of December 31, 2011, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price.
General global market and economic conditions may have an adverse impact on our operating performance and results of operations.
Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. To the extent customers are unable to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.
Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.
A portion of our revenues is derived from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies. While we have implemented a foreign currency hedging program, there is no guarantee that such program will be fully effective.
We face risks associated with international operations that could harm our business.
We have operations in numerous foreign countries and may continue to expand our sales and support organizations internationally. Such expansion could require us to make significant expenditures, which could harm our profitability. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

•	uncertainty regarding liability for content or services;

•	adjusting to different employee/employer relationships and different regulations governing such relationships;

•	corporate and personal liability for violations of local laws and regulations;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences; and

•	potentially adverse tax consequences.
Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.
Federal, state, foreign and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from our customers, visitors to their websites and others. In addition, we have a publicly-available privacy policy concerning collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy-related laws, government regulations or directives, or industry self-regulatory principles could result in damage to our reputation or proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.
A large number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concern data privacy and retention issues related to our business, particularly the advertising-related services we offer. It is not possible to predict whether, when, or the extent to which such legislation may be adopted. In addition, the interpretation and application of user data protection laws are currently unsettled. These laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current data protection policies and practices. Complying with potentially varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Internet-related and other laws could adversely affect our business.
Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent copyright protection, tax, consumer protection, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, domestic and international government attempts to regulate the operation of the Internet could negatively impact our business.
Global climate change regulations could adversely impact our business.
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

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.
We derive revenues from contracts with the U.S. government, state and local governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Most of our government contracts are subject to legislative approval of appropriations to fund the expenditures under these contracts. These factors may join to limit the revenues we derive from government contracts in the future. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
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
We lease approximately 270,000 square feet of property for our headquarters in Cambridge, Massachusetts; the leases for such space are scheduled to expire in December 2019. Of this space, we have subleased approximately 34,000 square feet to other companies. Our primary west coast office is located in approximately 84,000 square feet of leased office space in San Mateo, California; the lease for such space is scheduled to expire in October 2018. We maintain offices in several other locations in the United States, including in or near each of Los Angeles and San Diego, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston,Virginia and Seattle, Washington. We also maintain offices in Europe and Asia in or near the following cities: Bangalore and Mumbai, India; Beijing and Hong Kong, China; Munich, Germany; Paris, France; London, England; Tokyo and Osaka, Japan; Singapore; Madrid, Spain; Sydney, Australia; Milan, Italy; Stockholm, Sweden; Seoul, South Korea; Zurich, Switzerland; Taipei, Taiwan; Amsterdam, The Netherlands; Prague, Czech Republic; and Krakow, Poland. All of our facilities are leased. The square footage amounts above are as of February 29, 2012. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings
We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition to ordinary-course litigation, we are a party to the litigation described below.
On or about October 3, 2007, Vanessa Simmonds, a purported Akamai shareholder, filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in our 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of our outstanding common stock from the date of our initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action, but has no liability for the asserted claims. None of our directors or officers serving in such capacities at the time of our initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by Akamai and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on us prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation.

Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving nonmoving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. The plaintiff appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties’ petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court. On April 5, 2011, the plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's decision relating to the adequacy of the pre-suit demand. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's decision relating to the statute of limitation issue. On June 27, 2011, the Supreme Court denied the plaintiff's petition regarding the demand issue but granted the underwriters' petition relating to the statute of limitations issue. The Supreme Court heard oral arguments on the latter issue in late 2011. We do not expect the results of this action to have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on The NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ Global Select Market:

	High	Low
Fiscal 2011:
First Quarter	$52.72	$34.60
Second Quarter	$41.25	$28.69
Third Quarter	$31.92	$19.50
Fourth Quarter	$32.56	$18.25
Fiscal 2010:
First Quarter	$32.46	$24.50
Second Quarter	$46.72	$31.13
Third Quarter	$53.06	$36.69
Fourth Quarter	$54.65	$42.91

As of February 21, 2012, there were 555 holders of record of our common stock.
We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Issuer Purchases of Equity Securities
The following is a summary of our repurchases of our common stock in 2011 (in thousands except average price paid per share data):

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
October 1, 2011 – October 31, 2011	327	$19.32	327	$199,685
November 1, 2011 – November 30, 2011	1,265	$27.39	1,265	$165,031
December 1, 2011 – December 31, 2011	1,301	$27.17	1,301	$129,678
Total	2,893		2,893
__________________

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $.01 per share.

(3)	Includes commissions paid.

(4)
In April 2011, we announced that our Board of Directors had approved a one-year stock repurchase program     for up to $150.0 million of our common stock from time to time commencing in May 2011 on the open market or in privately negotiated transactions. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0

million of stock repurchases over the twelve     month period that commenced in May 2011. The total authorized funding for stock repurchases in that twelve-month period is now $400.0 million. See Note 15 to our unaudited consolidated financial statements included elsewhere in this annual report on Form 10-K.

(5)
Dollar amounts represented reflect $400.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program and its extension were in effect and aggregate commissions paid in connection therewith.

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
In March 2007, we acquired Netli Inc., or Netli, for a purchase price of $154.4 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $148.4 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 included $4.9 million, $4.7 million, $4.0 million, $3.1 million and $0.7 million, respectively, for the amortization of other intangible assets related to this acquisition.
In April 2007, we acquired Red Swoosh Inc., or Red Swoosh, for a purchase price of $18.7 million, comprised primarily of our common stock. This acquisition was accounted for under the purchase method of accounting. We allocated $16.9 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2011, 2010, 2009 and 2008 included $0.9 million, $0.7 million, $0.4 million and $0.1 million, respectively, for the amortization of other intangible assets related to this acquisition.
In November 2008, we acquired aCerno Inc. and its parent companies, which we collectively refer to as acerno, for a purchase price of $90.8 million in cash. This acquisition was accounted for under the purchase method of accounting. We allocated $100.3 million of the cost of this acquisition to goodwill and other intangible assets. Net income for the years ended December 31, 2011, 2010, 2009 and 2008 included $4.1 million, $3.4 million, $3.1 million and $0.5 million, respectively, for the amortization of other intangible assets related to this acquisition.
In June 2010, we acquired substantially all of the assets and liabilities of Velocitude LLC, or Velocitude, in exchange for payment of approximately $12.0 million in cash. We allocated $14.4 million of the cost of the acquisition to goodwill other intangible assets. Net income for the years ended December 31, 2011 and 2010 included $0.7 million and $0.3 million, respectively, for the amortization of other intangible assets related to this acquisition.
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
For the year ended December 31, 2011, we repurchased 12.3 million shares of our common stock for $324.7 million. For the year ended December 31, 2010, we repurchased 2.5 million shares of our common stock for $92.0 million. As of December 31, 2011, we had $129.7 million remaining available for future purchases of shares under the current repurchase program.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,158,538	$1,023,586	$859,773	$790,924	$636,406
Total costs and operating expenses	867,889	769,309	636,293	578,660	491,478
Operating income	290,649	254,277	223,480	212,264	144,928
Net income	200,904	171,220	145,913	145,138	100,967
Net income per weighted average share:
Basic	$1.09	$0.97	$0.85	$0.87	$0.62
Diluted	$1.07	$0.90	$0.78	$0.79	$0.56
Weighted average shares used in per share calculation:
Basic	183,866	177,309	171,425	167,673	162,959
Diluted	187,556	190,650	188,658	186,685	185,094

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and unrestricted marketable securities	$1,229,913	$1,243,085	$1,060,846	$768,014	$629,895
Restricted marketable securities	42	317	638	3,613	3,613
Working capital	973,628	713,316	433,880	401,453	606,667
Total assets	2,345,501	2,352,676	2,087,510	1,880,951	1,656,047
Other long-term liabilities	40,859	29,920	21,495	11,870	9,265
1% convertible senior notes, including current portion	—	—	199,755	199,855	199,855
Total stockholders’ equity	$2,156,250	$2,177,605	$1,738,722	$1,568,770	$1,358,552

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We provide content delivery and cloud infrastructure services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. In recent years, we have also entered into increasing numbers of customer contracts that have minimum usage commitments that are based on quarterly, annual or longer periods. Having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost recurring revenue due to price reductions and customer cancellations or terminations and build on that base by adding new customers and increasing the number of services and features that our existing customers purchase. At the same time, we must manage the rate of growth in our expenses as we invest in strategic initiatives that we anticipate will generate future revenue growth. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this annual report on Form 10-K. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, or other events that may be announced after the date hereof.
Recent Event
On February 8, 2012, we announced the resignation of J. Donald Sherman as our Chief Financial Officer effective on February 29, 2012 and the appointment of James Benson, Akamai's Senior Vice President of Finance, as his successor effective as of March 1, 2012.
Overview of Financial Results
Our increase in net income in 2011 as compared to 2010 and 2009 reflected the success of our efforts to increase our recurring revenues while effectively managing the expenses needed to support such growth. The following sets forth, as a percentage of revenues, consolidated statements of operations data for the years indicated:

	2011	2010	2009
Revenues	100%	100%	100%
Cost of revenues	32	30	29
Research and development	5	5	5
Sales and marketing	20	22	21
General and administrative	17	16	17
Amortization of other intangible assets	1	2	2
Restructuring charge	—	—	—
Total costs and operating expenses	75	75	74
Income from operations	25	25	26
Interest income	1	1	2
Interest expense	—	—	—
Other income (expense), net	—	—	—
(Loss) gain on investments, net	—	—	—
Loss on early extinguishment of debt	—	—	—
Income before provision for income taxes	26	26	28
Provision for income taxes	9	9	11
Net income	17%	17%	17%

We were profitable for fiscal years 2011, 2010 and 2009; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

Revenues and Customers

•
In recent years, we have been able to offset lost committed recurring revenues by adding new customers and increasing sales of incremental services to our existing customers. A continuation of this trend could lead to increased overall revenues; however, any such increased revenues would be offset if we experience lower traffic from non-committed revenues or declines in the prices we charge. If we do not offset lost committed revenues in this manner, our overall revenues will decrease.

•
Our unit prices offered to some customers have declined as a result of increased competition. These price reductions primarily impacted customers for which we deliver high volumes of traffic over our network, such as digital media customers. If we continue to experience decreases in unit prices and are unable to offset such reductions with increased traffic, enhanced efficiencies in our network, lower co-location and bandwidth expenses, or increased sales of incremental services to existing customers, our revenues and profit margins could decrease.

•
During 2011, we experienced a moderation in the rate of traffic growth in our video and software download solutions as compared prior periods. If this trend continues, our ability to generate revenue growth could be adversely impacted.

•
Historically, we have experienced seasonal variations of higher revenues in the fourth quarter of the year and lower revenues during the summer months. We primarily attribute such variations to patterns of usage of e-commerce services by our retail customers. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•
During 2011, revenues derived from customers outside the United States accounted for 29% of our total revenues. For 2012, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with 2011.

Costs and Expenses

•
During 2011, we continued to reduce our network bandwidth costs per unit and to invest in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs increased in 2011 as compared to 2010 due to traffic growth on our network. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected in 2012.

•
In 2011, co-location costs increased and became a higher percentage of total cost of revenues due to continued expansion of our network. By improving our internal-use software to enable us to use servers more efficiently, we believe we can manage the growth of co-location costs by deploying fewer servers. If we are unable to achieve such cost reductions, our profitability will be negatively impacted.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs increased by $23.5 million during 2011 as compared to 2010. Due to expected future purchases of network equipment during 2012, we believe that depreciation expense related to our network equipment will continue to increase in 2012. We expect to continue to enhance and add functionality to our service offerings, which would increase capitalized stock-based compensation expense attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2012 as compared to 2011. All of these increased costs could negatively affect our profitability.

•
We expect to continue to grant restricted stock units, or RSUs, to employees in the future; therefore, we anticipate that stock-based compensation expense will increase. As of December 31, 2011, our total unrecognized compensation costs for stock-based awards were $110.9 million, which we expect to recognize as expense over a weighted average period of 1.3 years. This expense is expected to be recognized through 2015.

•
For fiscal 2011, our effective income tax rate was 34.6%. We expect our annual effective income tax rate in 2012 to increase due to the expiration of the federal research and development credit at the end of 2011, as well as the change in mix of income in various jurisdictions; this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with the accounting guidance for stock-based compensation, any tax planning strategies or the effect of changes in tax laws and regulations.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this annual report on Form 10-K, we expect to continue to generate net income on a quarterly and annual basis during 2012; however, our future results are likely to be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this annual report on Form 10-K, including our ability to:

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
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees, prepayments made by customers for future periods, deferred integration and activation set-up fees and amounts billed under customer arrangements with extended payment terms.
Accounts Receivable and Related Reserves:
Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record reserves against our accounts receivable balance. These reserves consist of allowances for doubtful accounts and revenue from certain customers on a cash-basis. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses. Increases in the reserve for cash-basis customers are recorded as reduction of revenue. The reserve for cash-basis customers increases as services are provided to customers for which collection is no longer reasonably assured. The reserve decreases and revenue is recognized when and if cash payments are received.
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
Valuation and Impairment of Investments and Marketable Securities:
We measure the fair value of our financial assets and liabilities at the end of each reporting period. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in accessible active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.
Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We periodically evaluate whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors, overall market conditions and trends and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in our portfolio if, among other things, relevant information related to our investments and marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.
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
Goodwill and Other Intangible Assets:
We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of December 31, 2011 and 2010, we concluded that we had one reporting unit and assigned the entire balance of goodwill to this reporting unit. The fair value of the reporting unit was determined using our market capitalization as of December 31, 2011 and 2010. We performed an impairment test of goodwill as of each of such dates, and the tests did not indicate an impairment of goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks and non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Goodwill is carried at its historical cost.
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

We currently have net deferred tax assets, comprised of net operating loss, or NOL, carryforwards, tax credit carryforwards and deductible temporary differences. Our management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.
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
Uncertainty in income taxes is recognized in our financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As of December 31, 2011, we had unrecognized tax benefits of $17.2 million, including accrued interest and penalties.
Accounting for Stock-Based Compensation:
We issue stock-based compensation awards including stock options, RSUs and deferred stock units. We measure the fair value of these awards at the grant date and recognize such fair value as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have a significant impact on the fair value of stock-based awards, which could have a material impact on our financial statements. Judgment is also required in estimating the amount of stock options that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense recorded and could materially impact our result of operations.
For stock options, RSUs and deferred stock units that contain only a service-based vesting feature, we recognize compensation cost on a straight-line basis over the awards’ vesting period. For awards with a performance condition-based vesting feature, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting period, commencing when achievement of the performance condition is deemed probable.
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

Results of Operations
Revenues. Total revenues increased 13%, or $135.0 million, to $1,158.5 million for the year ended December 31, 2011 as compared to $1,023.6 million for the year ended December 31, 2010. Total revenues increased 19%, or $163.8 million, to $1,023.6 million for the year ended December 31, 2010 as compared to $859.8 million for the year ended December 31, 2009. The following table quantifies the increase in revenues attributable to the different industry verticals in which we sell our services (in millions):

	For the year ended December 31, 2011 as compared to 2010	For the year ended December 31, 2010 as compared to 2009
Media & Entertainment	$45.7	$75.9
Commerce	46.1	38.7
Enterprise	33.5	20.0
High Tech	4.9	15.0
Public Sector	4.8	14.2
Total net increase	$135.0	$163.8

We believe that the continued growth in use of the Internet by businesses and consumers was the principal factor driving increased purchases of our services during each of the last several years. We expect this trend to continue in 2012 but at lower rates of growth due to general economic conditions and competitive factors.

The increase in revenues for 2011 as compared to 2010, as well as 2010 as compared to 2009, was driven by increased revenues from our media and entertainment vertical due to traffic growth, partially offset by reduced prices charged to our customers. Revenues from our commerce and enterprise verticals increased due to growth in application and cloud performance solutions sold to customers in these verticals. Revenues from our high tech vertical in 2011 as compared to 2010 remained relatively flat as increased demand for application and cloud performance solutions offset the decline in software download revenues. The increase in revenues from our high tech vertical in 2010 as compared to 2009, was due to an increase in traffic growth as well as an increase in demand for our application and cloud performance solution services. Our 2011 revenues from the public sector vertical did not materially change as compared to 2010. The increase in 2010 revenues from public sector customers as compared to 2009 was primarily attributable to the addition of new customers and government contracts.

For 2011, 2010 and 2009, 29%, 28% and 28%, respectively, of our total revenues were derived from our operations located outside of the United States. Revenue from our operations in Europe represented 18%, 17% and 18% of total revenues for 2011,

2010 and 2009, respectively. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2012 to remain consistent as compared to 2011.
Resellers accounted for 19% of total revenues in 2011, 18% in 2010 and 18% in 2009. For 2011, 2010 and 2009, no single customer accounted for 10% or more of total revenues.
Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and stock-based compensation expense for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software.
Cost of revenues was comprised of the following (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Bandwidth and service-related fees	$92.0	$79.9	$73.6
Co-location fees	130.8	96.1	72.1
Payroll and related costs of network operations personnel	15.3	14.0	11.6
Stock-based compensation, including amortization of prior capitalized amounts	9.6	10.3	8.6
Depreciation and impairment of network equipment	96.8	76.3	63.7
Amortization of internal-use software	30.0	26.8	20.3
Total cost of revenues	$374.5	$303.4	$249.9

Cost of revenues increased 23%, or $71.1 million, to $374.5 million for the year ended December 31, 2011 as compared to $303.4 million for the year ended December 31, 2010. Cost of revenues increased 21%, or $53.5 million, to $303.4 million for the year ended December 31, 2010 as compared to $249.9 million for the year ended December 31, 2009. In each instance, these increases were primarily due to an increase in the amounts paid to network providers due to higher traffic levels, partially offset by reduced bandwidth costs per unit, an increase in co-location costs as we deployed more servers, and increases in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure. Additionally, in each of 2011, 2010 and 2009, cost of revenues included stock-based compensation expense and amortization of capitalized stock-based compensation; such expense decreased by $0.7 million in 2011 as compared to 2010 and increased by $1.7 million in 2010 as compared to 2009. Cost of revenues during each of 2011, 2010 and 2009 also included credits received of approximately $6.9 million, $7.1 million and $3.5 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, are unpredictable.
We have long-term purchase commitments for bandwidth usage and co-location with various networks and Internet service providers. As of December 31, 2011, our current minimum commitments for the years ending December 31, 2012, 2013, 2014 and 2015 were approximately $88.8 million, $12.8 million, $0.7 million and $0.1 million, respectively.
We believe cost of revenues will increase in 2012 as compared to 2011. We expect to deploy more servers and to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic and co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for 2012, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.
Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test, deploy and enhance our services and our network. Research and development costs are expensed as incurred, except for certain internal-use software development costs eligible for capitalization. During the years ended December 31, 2011, 2010 and 2009, we capitalized software development costs of $39.0 million, $31.1 million and $25.8 million, respectively, net of impairments. These development costs consisted of external consulting, payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, for the years ended December 31, 2011, 2010 and 2009, we capitalized as internal-use software $7.1 million, $7.6 million and $6.2 million, respectively, of non-cash stock-based compensation, net of impairments. We amortize these capitalized internal-use software costs to cost of revenues over their estimated useful lives of two years.

Research and development expenses decreased 4%, or $2.4 million, to $52.3 million for the year ended December 31, 2011 as compared to $54.8 million for the year ended December 31, 2010. Research and development expenses increased 25%, or $11.1 million, to $54.8 million for the year ended December 31, 2010 as compared to $43.7 million for the year ended December 31, 2009. The decrease in research and development expenses in 2011 as compared to 2010 was due to higher capitalized salaries and a decrease in stock-based compensation, partially offset by increases in payroll and related costs as a result of headcount growth. The increase in research and development expenses in 2010 as compared to 2009 was due to increases in payroll and related costs and stock-based compensation, partially offset by higher capitalized salaries. The following table quantifies the net changes in the various components of our research and development expenses for the periods presented (in millions):

	Increase (Decrease) in Research and Development Expenses
	2011 to 2010	2010 to 2009
Payroll and related costs	$9.0	$11.6
Stock-based compensation	(2.3)	3.6
Capitalized salaries and other	(9.1)	(4.1)
Total net (decrease) increase	$(2.4)	$11.1

We believe that research and development expenses will increase in 2012 as compared to 2011 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our other service offerings.
Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.
Sales and marketing expenses increased $0.6 million, to $227.3 million for the year ended December 31, 2011 as compared to $226.7 million for the year ended December 31, 2010. Sales and marketing expenses increased 26%, or $47.3 million, to $226.7 million for the year ended December 31, 2010 as compared to $179.4 million for the year ended December 31, 2009. The increase in sales and marketing expenses during 2011 as compared to 2010 was primarily due to higher payroll and related costs, particularly commissions for sales and sales support personnel, attributable to revenue growth, largely offset by a decrease in stock-based compensation, marketing and related costs and other expenses. The increase in sales and marketing expenses during 2010 as compared to 2009 was primarily due to higher payroll and related costs, particularly higher commissions for sales and sales support personnel, an increase in stock-based compensation, marketing and related costs and an increase in other expenses, such as travel costs, which was partially offset by a reduction in training and conference costs.
The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	Increase (Decrease) in Sales and Marketing Expenses
	2011 to 2010	2010 to 2009
Payroll and related costs	$10.3	$33.0
Stock-based compensation	(7.5)	8.1
Marketing and related costs	(0.4)	3.9
Other expense	(1.8)	2.3
Total net increase	$0.6	$47.3

We expect that sales and marketing expenses will increase in 2012 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued growth in the number of our sales and marketing personnel.
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
General and administrative expenses increased 14%, or $23.9 million, to $191.7 million for the year ended December 31, 2011 as compared to $167.8 million for the year ended December 31, 2010. General and administrative expenses increased 15%, or $21.7 million, to $167.8 million for the year ended December 31, 2010 as compared to $146.1 million for the year ended December 31, 2009. The increase in general and administrative expenses during 2011 as compared to 2010, was primarily due to an increase in payroll and related costs as a result of headcount growth, an increase in facilities-related costs and other expenses such as acquisition related costs, an increase in the provision for doubtful accounts, and an increase in legal fees. These increases were partially offset by a decrease in stock-based compensation and non-income tax expenses. The increase in general and administrative expenses during 2010 as compared to 2009 was primarily due to an increase in payroll and related costs as a result of headcount growth and increases in stock-based compensation, facilities-related costs and other expenses such as non-capitializable equipment purchases and maintenance. These increases were partially offset by reductions in the provision for doubtful accounts during 2010 as compared to 2009.
The following table quantifies the net increase in various components of our general and administrative expenses for the periods presented (in millions):

	Increase (Decrease) in General and Administrative Expenses
	2011 to 2010	2010 to 2009
Payroll and related costs	$11.5	$13.3
Stock-based compensation	(3.7)	5.4
Non-income taxes	(0.4)	0.1
Facilities-related costs	7.4	2.6
Depreciation and amortization	0.8	0.7
Provision for doubtful accounts	1.8	(7.0)
Legal fees	1.8	1.1
Consulting and advisory services	0.2	(0.1)
Other expenses	4.5	5.6
Total net increase	$23.9	$21.7

We expect general and administrative expenses to increase in 2012 as compared to 2011 due to increased payroll and related costs attributable to increased hiring.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 2%, or $0.4 million, to $17.1 million for the year ended December 31, 2011 as compared to $16.7 million for the year ended December 31, 2010. Amortization of other intangible assets remained consistent at $16.7 million for each of the years ended December 31, 2010 and 2009. The increase in amortization of other intangible assets in 2011 as compared to 2010 was due to the acquisition of Velocitude in June 2010. As of December 31, 2011, we anticipate that amortization expense will be approximately $16.6 million, $13.2 million, $7.2 million, $4.6 million and $2.1 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.
Restructuring Charge. We recorded a restructuring charge of $4.9 million for the year ended December 31, 2011 primarily in connection with a workforce reduction we implemented in December 2011. This charge included $4.2 million of employee severance benefits and $0.7 million of restructuring charges attributable to vacated facility leases. During the year ended December 31, 2009, we recorded a restructuring charge of $0.5 million in connection with employee severance benefits. We did not have any restructuring charges in 2010. We expect that our restructuring liabilities associated with employee severance benefits will be fully paid in 2012. Restructuring liabilities associated with facility leases will be fully paid through December 2019.
Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 12%, or $1.5 million, to $10.7 million for the year ended December 31, 2011 as compared to $12.2 million for the year ended December 31, 2010. Interest income decreased 22%, or $3.5 million, to $12.2 million for the year ended December 31, 2010 as compared to $15.6 million for the year ended December 31, 2009. The decreases in 2011 as compared to 2010 and in 2010 as compared to 2009 were primarily due to lower interest rates earned on our investments during the comparable periods.
Interest Expense. Interest expense includes interest that was paid on our former debt obligations as well as amortization of deferred financing costs. During the year ended December 31, 2011, we had no outstanding interest-bearing indebtedness requiring the payment of interest and therefore had no interest expense. Interest expense decreased 40%, or $1.1 million, to $1.7 million for the year ended December 31, 2010 compared to $2.8 million for the year ended December 31, 2009. Interest expense during these periods was primarily attributable to interest payable on the outstanding amount of our 1% convertible senior notes. The decrease in interest expense in 2010 resulted from the conversion into common stock of an aggregate of $199.8 million in principal amount of our 1% convertible notes during that year.
Other Income (Expense), net. Other income (expense) , net primarily represents net foreign exchange gains and losses incurred, gains and losses from legal settlements, and other non-operating income (expense) items. Other income (expense), net increased $8.6 million to $6.1 million of income for the year ended December 31, 2011 as compared to $2.5 million of expense for the year ended December 31, 2010. Other income (expense), net decreased $2.6 million to $2.5 million of expense for the year ended December 31, 2010 as compared to $0.2 million of income for the year ended December 31, 2009. Other income (expense), net for the year ended December 31, 2011 consisted of foreign exchange losses and net funds received and paid as part of litigation settlements. Other income (expense), net for the year ended December 31, 2010 consisted of foreign exchange losses. Other income, net for the year ended December 31, 2009 consisted of $0.8 million of gains on legal settlements and $1.1 million of gains on divesture of certain assets, offset by $1.7 million of foreign exchange losses. Other income (expense), net may fluctuate in the future based upon movements in foreign exchange rates, the outcome of legal proceedings and other events.
(Loss) Gain on Investments, net. During the year ended December 31, 2011, we recorded a net loss on investments of $0.2 million primarily related to the sale of marketable securities and a write-off of an equity investment. During the year ended December 31, 2010, we recorded a net gain on investments of $0.4 million primarily related to the sale of marketable securities. Additionally, during 2010 we recorded a gain of $9.6 million due to a decrease in the other-than-temporary impairment of certain auction rate securities, or ARS, offset by a loss of $9.6 million on a put option related to our ARS holdings. During the year ended December 31, 2009, we recorded a net gain on investments of $0.8 million, which primarily related to an unrealized gain of $3.3 million from a decrease in the other-than-temporary impairment of certain marketable securities offset by an unrealized loss of $2.9 million on a put option related to our ARS holdings.
Provision for Income Taxes. For the year ended December 31, 2011, our effective tax rate of 34.6% was lower than the 35% statutory federal income tax rate applicable to corporations due primarily to benefits recorded for research and development tax credits and the tax rate differential on foreign earnings, partially offset by state income taxes. For the year ended December 31, 2010, our effective tax rate of 34.7% was lower than the 35% statutory federal income tax rate applicable to corporations due primarily to benefits recorded for research and development tax credits partially offset by state income taxes. For the year ended December 31, 2009, our effective tax rate of 38.5% was higher than the 35% statutory federal income tax rate due primarily to state income taxes and the effect of non-deductible stock-based compensation, partially offset by the benefit recorded for research and development tax credits. Provision for income taxes increased 17%, or $15.1 million, to $106.3 million for the year ended December 31, 2011 as compared to $91.2 million for the year ended December 31, 2010. Provision for income taxes remained consistent at $91.2 million for the year ended December 31, 2010 as compared to $91.3 million for the year ended December 31, 2009. The increase from 2010 to 2011 was primarily due to an increase in operating income. The slight decrease from 2009 to 2010 was due to a decrease in the effective tax rate, offset by an increase in operating income.
We expect our consolidated annualized effective tax rate in 2012 to increase due to the expiration of the federal research and development credit at the end of 2011, as well as the change in mix of income in various jurisdictions; this expectation does not take into consideration the effect of discrete items recorded as a result of stock-based compensation or any potential tax planning strategies. Our effective tax rate could be materially different depending on the nature and timing of the disposition of incentive and other employee stock options. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.
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
We believe that making available the non-GAAP financial measures described below helps investors to gain a meaningful understanding of our past performance and future prospects, especially when comparing such results to previous periods, forecasts or competitors’ financial information. Our management uses these non-GAAP measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by management in its financial and operational decision-making.
We consider normalized net income and normalized net income per diluted common share to be important indicators of our overall performance as they eliminate the effects of events that are either not part of our core operations or are non-cash items. We define normalized net income as net income determined in accordance with GAAP excluding the following pre-tax items: amortization of other acquired intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition-related costs and benefits, certain gains and losses on investments, loss on early extinguishment of debt and gains and losses on legal settlements.
These non-GAAP financial measures should be used in addition to, and in conjunction with, results presented in accordance with GAAP.
The following table reconciles GAAP net income to normalized net income and normalized net income per diluted share for the years ended December 31, 2011, 2010 and 2009:

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net income	$200,904	$171,220	$145,913
Amortization of other acquired intangible assets	17,070	16,657	16,722
Stock-based compensation	61,305	76,468	58,797
Amortization of capitalized stock-based compensation	7,308	7,509	6,413
Loss (gain) on investments, net	500	—	(457)
Utilization of tax NOLs/credits	—	—	—
Loss on early extinguishment of debt	—	299	—
Acquisition related costs (benefits)	580	(415)	—
Restructuring charge	4,886	—	454
Legal settlements, net	(8,043)	—	—
Total normalized net income	$284,510	$271,738	$227,842
Normalized net income per diluted share	$1.52	$1.43	$1.22
Shares used in normalized net income per diluted share calculation	187,556	190,650	188,658
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

The following table reconciles GAAP net income to Adjusted EBITDA for the years ended December 31, 2011, 2010 and 2009:

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net income	$200,904	$171,220	$145,913
Amortization of other acquired intangible assets	17,070	16,657	16,722
Stock-based compensation	61,305	76,468	58,797
Amortization of capitalized stock-based compensation	7,308	7,509	6,413
Loss (gain) on investments, net	500	—	(457)
Utilization of tax NOLs/credits	—	—	—
Loss on early extinguishment of debt	—	299	—
Acquisition related costs (benefits)	580	(415)	—
Restructuring charge	4,886	—	454
Legal settlements, net	(8,043)	—	—
Interest income, net of interest expense	(10,921)	(10,862)	(13,132)
Provision for income taxes	106,291	91,152	91,319
Depreciation and amortization	143,500	119,076	99,358
Other loss (income), net	1,918	2,468	(163)
Adjusted EBITDA	$525,298	$473,572	$405,224

For the year ended December 31, 2009, we previously reported Utilization of tax NOLs/credits of $84.2 million in the tables above which increased our non-GAAP net income and Adjusted EBITDA. Beginning in 2010, we no longer include Utilization of tax NOLs/credits in determining our non-GAAP net income and Adjusted EBITDA due to fully utilizing most of our NOLs and tax credit carryforwards in 2010.

These non-GAAP financial measures should be used in addition to and in conjunction with results presented in accordance with GAAP.

Liquidity and Capital Resources
To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.
As of December 31, 2011, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, United States treasury and government agency securities, commercial paper, corporate debt securities and money market funds, totaled $1,230.0 million, the majority of which is located in the United States. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
We held approximately $150.8 million in par value of auction rate securities, or ARS, at December 31, 2010. ARS are primarily AAA-rated bonds, most of which are guaranteed by the U.S. government as part of the Federal Family Education Loan Program through the U.S. Department of Education. During 2011, all of our remaining ARS were fully redeemed and sold.
Net cash provided by operating activities increased by $50.1 million to $452.6 million for the year ended December 31, 2011 as compared to $402.5 million for the year ended December 31, 2010. The change in net cash provided by operating activities for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to an increase in net income and depreciation and amortization expense and a decrease in our excess tax benefits from stock-based compensation, offset by a decrease in our provision for deferred income taxes. Net cash provided by operating activities decreased by $22.0 million to $402.5 million for the year ended December 31, 2010 as compared to $424.4 million for the year ended December 31, 2009. The change in net cash provided by operating activities for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to an increase in net income and depreciation and amortization expense, offset by an increase in working capital, an increase in our excess tax benefits from stock-based compensation and a decrease in our provision for deferred income taxes. We expect that cash provided by operating activities will increase as a result of an expected increase in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries and higher commissions. Current economic conditions could negatively impact our cash provided by operating activities if we are unable to manage our days sales outstanding or our business otherwise deteriorates.
Net cash provided by investing activities was $171.1 million for the year ended December 31, 2011 as compared to $335.4 million of net cash used in investing activities for the year ended December 31, 2010. Net cash used in investing activities was $357.5 million for the year ended December 31, 2009. During 2011, we had a significant increase in cash provided by investing activities due to investments maturing in which we did not reinvest in short- and long-term marketable securities. Cash provided by investing activities for 2011 reflects proceeds from sales and redemptions of short- and long-term marketable securities of $701.3 million, proceeds from maturities of short- and long-term marketable securities of $532.9 million, proceeds from the sale of property and equipment of $0.2 million and a decrease in cash investments held for security deposits of $0.3 million. This was offset in part by purchases of short- and long-term marketable securities of $880.1 million, purchases of property and equipment of $182.9 million, including the capitalization of internal-use software development costs and earn out payments for the acquisition of substantially all of the assets of Velocitude of $0.6 million. Cash used in investing activities for 2010 reflects purchases of short- and long-term marketable securities of $1,146.5 million, purchases of property and equipment of $192.0 million, including the capitalization of internal-use software development costs, cash paid for the acquisition of substantially all of the assets of Velocitude of $12.7 million, and an increase in other investments of $0.5 million. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $1,015.8 million. Cash used in investing activities for 2009 reflects a $5.8 million earn-out payment associated with our purchase of acerno, purchases of short- and long-term marketable securities of $790.4 million and purchases of property and equipment of $108.1 million, including the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $545.1 million. For 2012, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 15% of total revenue for the year. We expect to fund such capital expenditures through cash generated from operations.
Cash used in financing activities was $294.1 million for the year ended December 31, 2011 as compared to $17.7 million used in financing activities for the year ended December 31, 2010. Cash used in financing activities was $42.5 million for the year ended December 31, 2009. Cash used in financing activities for the year-ended December 31, 2011 consisted of $324.1 million related to our 2011 common stock repurchase programs as well as $8.4 million used for taxes paid related to the net share settlements of equity awards. This amount was offset by cash provided by financing activities for the year ended December 31, 2011, which included proceeds of $25.3 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $13.1 million related to excess tax benefits from stock-based compensation. Cash used in financing activities for the year-ended December 31, 2010 consisted of $92.4 million related to our 2010 common stock repurchase programs. This amount was offset by cash provided by financing activities for the year ended December 31, 2010, which included proceeds of $45.8 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $29.0 million related to excess tax benefits from stock-based compensation. Cash used in financing activities for the year-ended December 31, 2009 consisted of $66.5 million related to a common stock repurchase program we initiated in April 2009. This amount was offset by cash provided by financing activities for the year ended December 31, 2009, which included proceeds of $21.7 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $2.2 million related to excess tax benefits from stock-based compensation.
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
The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Cash, cash equivalents and marketable securities balance as of December 31, 2010, 2009 and 2008, respectively	$1,243.4	$1,061.5	$771.6
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	1,160.8	1,027.7	893.0
Payments to vendors	(619.3)	(556.4)	(383.6)
Payments for employee payroll	(291.3)	(247.3)	(204.1)
Common stock repurchases	(324.1)	(92.4)	(66.5)
Realized and unrealized gains (losses) on marketable investments and other investment-related assets, net	12.8	6.5	20.0
Debt interest and premium payments	—	(1.3)	(2.0)
Stock option exercises and employee stock purchase plan issuances	25.3	45.8	21.7
Cash used in business acquisitions	(0.6)	(12.7)	(5.8)
Employee taxes paid related to net share settlement of equity awards	(8.4)	—	—
Legal settlements, net	8.0	—	—
Interest income	10.7	12.2	15.6
Other	12.7	(0.2)	1.6
Net (decrease) increase	(13.4)	181.9	289.9
Cash, cash equivalents and marketable securities balance as of December 31, 2011, 2010 and 2009, respectively	$1,230.0	$1,243.4	$1,061.5
We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months.
Contractual Obligations, Contingent Liabilities and Commercial Commitments
The following table presents our contractual obligations and commercial commitments, as of December 31, 2011, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Real estate operating leases	$138.8	$23.4	$61.4	$28.2	$25.8
Bandwidth and co-location agreements	102.4	88.8	13.5	0.1	—
Open vendor purchase orders	56.0	56.0	—	—	—
Total contractual obligations	$297.2	$168.2	$74.9	$28.3	$25.8

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2011, we had unrecognized tax benefits of $17.2 million, which included $4.7 million of accrued interest and penalties. We do not expect to recognize any of these tax benefits in 2012. We are not, however, able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.
Letters of Credit
As of December 31, 2011, we had outstanding $5.5 million in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility leases. These irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.
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
In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. This guidance provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and international financial reporting standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This standard will be effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The adoption of the guidance is not expected to have a material impact on our consolidated financial statements.
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
In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. Under the amended guidance, after assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) are optional. The guidance is effective January 1, 2012 with early adoption permitted. We intend to adopt this guidance effective January 1, 2012. The adoption of the guidance is not expected to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, high quality corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.
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

Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other expense, net. Foreign currency transaction gains and losses were determined to be immaterial during the year ended December 31, 2011.

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

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of December 31, 2011 and December 31, 2010, one customer had an account receivable balance greater than 10% of our accounts receivable. We believe that, at December 31, 2011, concentration of credit risk related to accounts receivable was not significant.

Item 8.	Financial Statements and Supplementary Data
AKAMAI TECHNOLOGIES, INC.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Akamai Technologies, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 29, 2012

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$559,197	$231,866
Marketable securities (including restricted securities of $272 at December 31, 2010)	290,029	375,005
Accounts receivable, net of reserves of $4,555 and $5,232 at December 31, 2011 and 2010, respectively	210,936	175,366
Prepaid expenses and other current assets	55,414	48,029
Deferred income tax assets	6,444	28,201
Total current assets	1,122,020	858,467
Property and equipment, net	293,043	255,929
Marketable securities (including restricted securities of $42 and $45 at December 31, 2011 and 2010, respectively)	380,729	636,531
Goodwill	452,914	452,914
Other intangible assets, net	45,386	62,456
Deferred income tax assets	43,485	75,226
Other assets	7,924	11,153
Total assets	$2,345,501	$2,352,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,247	$26,375
Accrued expenses and other current liabilities	85,371	94,661
Deferred revenue	21,344	23,808
Accrued restructuring	3,430	307
Total current liabilities	148,392	145,151
Deferred revenue	2,470	3,642
Other liabilities	38,389	26,278
Total liabilities	189,251	175,071
Commitments, contingencies and guarantees (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 195,561,243 shares issued and 177,504,624 shares outstanding at December 31, 2011; 192,383,121 shares issued and 186,603,380 shares outstanding at December 31, 2010	1,959	1,924
Additional paid-in capital	5,068,235	4,970,278
Treasury stock, at cost, 18,056,619 shares at December 31, 2011 and 5,779,741 shares at December 31, 2010	(482,994)	(158,261)
Accumulated other comprehensive loss	(1,259)	(5,741)
Accumulated deficit	(2,429,691)	(2,630,595)
Total stockholders’ equity	2,156,250	2,177,605
Total liabilities and stockholders’ equity	$2,345,501	$2,352,676
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Revenues	$1,158,538	$1,023,586	$859,773
Cost and operating expenses:
Cost of revenues	374,543	303,403	249,938
Research and development	52,333	54,766	43,658
Sales and marketing	227,331	226,704	179,421
General and administrative	191,726	167,779	146,100
Amortization of other intangible assets	17,070	16,657	16,722
Restructuring charge	4,886	—	454
Total cost and operating expenses	867,889	769,309	636,293
Income from operations	290,649	254,277	223,480
Interest income	10,670	12,163	15,643
Interest expense	—	(1,697)	(2,839)
Other income (expense), net	6,125	(2,468)	163
(Loss) gain on investments, net	(249)	396	785
Loss on early extinguishment of debt	—	(299)	—
Income before provision for income taxes	307,195	262,372	237,232
Provision for income taxes	106,291	91,152	91,319
Net income	$200,904	$171,220	$145,913
Net income per weighted average share:
Basic	$1.09	$0.97	$0.85
Diluted	$1.07	$0.90	$0.78
Shares used in per share calculations:
Basic	183,866	177,309	171,425
Diluted	187,556	190,650	188,658

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$200,904	$171,220	$145,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,878	143,242	122,494
Amortization of deferred financing costs	—	507	840
Stock-based compensation expense	61,305	76,468	58,797
Provision for deferred income taxes, net	53,628	62,462	81,706
Provision for doubtful accounts	2,066	1,546	6,727
Excess tax benefits from stock-based compensation	(13,123)	(28,973)	(2,236)
Non-cash portion of loss on early extinguishment of debt	—	299	—
Non-cash portion of restructuring charge	412	—	—
Loss (gain) on investments and disposal of property and equipment, net	597	(428)	(391)
Gain on divesture of certain assets	—	—	(1,062)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,837)	(23,563)	(1,159)
Prepaid expenses and other current assets	(7,014)	(12,089)	(5,020)
Accounts payable, accrued expenses and other current liabilities	15,184	20,529	10,255
Deferred revenue	(3,721)	(9,454)	5,871
Accrued restructuring	3,572	(617)	(1,067)
Other non-current assets and liabilities	8,704	1,306	2,744
Net cash provided by operating activities	452,555	402,455	424,412
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(550)	(12,668)	(5,779)
Purchases of property and equipment	(140,218)	(159,276)	(80,918)
Capitalization of internal-use software costs	(42,644)	(32,769)	(27,229)
Purchases of short- and long-term marketable securities	(880,110)	(1,146,493)	(790,351)
Proceeds from sales and redemptions of short- and long-term marketable securities	701,313	691,227	403,559
Proceeds from maturities of short- and long-term marketable securities	532,910	324,606	141,544
Increase in other investments	—	(500)	—
Proceeds from sale of property and equipment	150	176	93
Proceeds from divesture of certain assets	—	—	1,350
Decrease in restricted investments held for security deposits	272	338	233
Net cash provided by (used in) investing activities	171,123	(335,359)	(357,498)
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	25,252	45,776	21,724
Excess tax benefits from stock-based compensation	13,123	28,973	2,236
Employee taxes paid related to net share settlement of equity awards	(8,393)	—	—
Repurchases of common stock	(324,070)	(92,425)	(66,497)
Net cash used in financing activities	(294,088)	(17,676)	(42,537)
Effects of exchange rate changes on cash and cash equivalents	(2,259)	1,141	854
Net increase in cash and cash equivalents	327,331	50,561	25,231
Cash and cash equivalents at beginning of year	231,866	181,305	156,074
Cash and cash equivalents at end of year	$559,197	$231,866	$181,305
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,258	$1,998
Cash paid for income taxes	45,578	26,200	20,989
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$7,473	$7,818	$6,280
Common stock issued upon conversion of 1% convertible senior notes	—	199,755	100
Common stock returned upon settlement of escrow claims related to prior business acquisitions	—	(430)	(427)

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity	Comprehensive Income
	Shares	Amount
Balance at December 31, 2008	169,371,675	$1,694	$4,539,154	$—	$(24,350)	$(2,947,728)	$1,568,770
Comprehensive income:
Net income						145,913	145,913	$145,913
Foreign currency translation adjustment					1,933		1,933	1,933
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					11,735		11,735	11,735
Comprehensive income								$159,581
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units	4,479,139	45	11,983				12,028
Issuance of common stock under employee stock purchase plan	727,449	7	9,794				9,801
Stock-based compensation			65,004				65,004
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(9,233)	—	(427)				(427)
Tax shortfalls from stock-based award activity, net			(9,880)				(9,880)
Stock-based compensation from awards issued to non-employees for services rendered			46				46
Issuance of common stock upon conversion of 1% convertible senior notes	6,472	—	100				100
Repurchases of common stock	(3,327,146)			(66,301)			(66,301)
Balance at December 31, 2009	171,248,356	1,746	4,615,774	(66,301)	(10,682)	(2,801,815)	1,738,722
Comprehensive income:
Net income						171,220	171,220	$171,220
Foreign currency translation adjustment					1,172		1,172	1,172
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					3,769		3,769	3,769
Comprehensive income								$176,161
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units	4,413,894	44	33,581				33,625
Issuance of common stock under employee stock purchase plan	474,242	5	12,146				12,151
Stock-based compensation			84,268				84,268
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(9,612)	—	(430)				(430)
Tax benefit from stock-based award activity, net			25,303				25,303
Stock-based compensation from awards issued to non-employees for services rendered			10				10
Issuance of common stock upon conversion of 1% convertible senior notes	12,929,095	129	199,626				199,755
Repurchases of common stock	(2,452,595)			(91,960)			(91,960)
Balance at December 31, 2010	186,603,380	1,924	4,970,278	(158,261)	(5,741)	(2,630,595)	2,177,605

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity	Comprehensive Income
	Shares	Amount
Balance at December 31, 2010	186,603,380	1,924	4,970,278	(158,261)	(5,741)	(2,630,595)	2,177,605
Comprehensive income:
Net income						200,904	200,904	$200,904
Foreign currency translation adjustment					(3,553)		(3,553)	(3,553)
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					8,035		8,035	8,035
Comprehensive income								$205,386
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,686,726	30	4,173				4,203
Issuance of common stock under employee stock purchase plan	491,396	5	12,651				12,656
Stock-based compensation			69,260				69,260
Tax benefit from stock-based award activity, net			11,855				11,855
Stock-based compensation from awards issued to non-employees for services rendered			18				18
Repurchases of common stock	(12,276,878)			(324,733)			(324,733)
Balance at December 31, 2011	177,504,624	$1,959	$5,068,235	$(482,994)	$(1,259)	$(2,429,691)	$2,156,250

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:
Akamai Technologies, Inc. (“Akamai” or the “Company”) provides content delivery and cloud infrastructure services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises thousands of servers in hundreds of networks in approximately 80 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet.
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
When more than one element is contained in a revenue arrangement, the Company determines the fair value for each element in the arrangement based on vendor-specific objective evidence (“VSOE”) for each respective element, including any renewal rates for services contractually offered to the customer. For arrangements in which the Company is unable to establish VSOE, third-party evidence ("TPE") of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which the Company is unable to establish VSOE or TPE for each element, the Company uses the best estimate of selling price ("BESP") to determine the fair value of the separate deliverables. The Company allocates arrangement consideration across the multiple elements using the relative selling price method.
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
Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly billed service fees, prepayments made by customers for future periods, deferred integration and activation set-up fees and amounts billed under customer arrangements with extended payment terms.
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
Fair Value of Financial Measurements
The Company's assets and liabilities are re-measured and reported at fair value at each reporting period. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company has certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the guidance. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in accessible active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.
Concentrations of Credit Risk
The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2011, its concentration of credit risk related to cash equivalents and marketable securities was not significant. Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2011, 2010 and 2009, no customer accounted for more than 10% of total revenues. As of December 31, 2011 and December 31, 2010, one customer had an account receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2011, its concentration of credit risk related to accounts receivable was not significant.
Taxes
The Company's provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect during the years in which the differences are expected to reverse or the carryforwards are expected to be realized.
The Company currently has net deferred tax assets consisting of net operating loss (“NOL”) carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized.
The Company has recorded certain tax reserves to address potential exposures involving its income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. The Company's estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that the Company estimated.
Uncertainty in income taxes is recognized in the Company's financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2011 the Company had unrecognized tax benefits of $17.2 million, including accrued interest and penalties (see Note 18).
The Company uses the modified prospective transition method for calculating the tax effects of stock-based compensation. Additionally, the Company uses the “long-form method,” as provided in the guidance for stock-based compensation to determine the pool of windfall tax benefits upon adoption of the guidance. The Company's accounting policy is to use the tax law ordering approach related to intra-period tax allocation for utilization of tax attributes. In addition, the Company has elected that only the direct effects of equity awards are considered in the calculation of windfalls or shortfalls.
Foreign Currency Translation and Forward Currency Contracts
The assets and liabilities of the Company's subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other income (expense), net. For the years ended December 31, 2011, 2010 and 2009, the Company recorded net foreign currency losses of $1.9 million, $2.5 million and $1.7 million, respectively, in the consolidated statement of operations.
Starting in 2011, the Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income (expense), net. As of December 31, 2011, the fair value of the forward currency contracts and the underlying net loss for the year ended December 31, 2011 were deemed to be immaterial.
The Company's foreign currency forward contracts include credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. The Company minimizes counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.
Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase. Total cash, cash equivalents and marketable securities were $1,230.0 million and $1,243.4 million at December 31, 2011 and 2010, respectively.
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
Investments and marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company periodically evaluates whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors, overall market conditions and trends and Akamai’s intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments and marketable securities in the Company’s portfolio, if, among other things, relevant information related to its investments and marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.
Included in the Company’s long-term marketable securities at December 31, 2010 were auction rate securities (“ARS”) that were primarily AAA-rated bonds, all of which were collateralized by federally guaranteed student loans. See Note 6 below for a discussion of the Company’s ARS holdings.
Based upon authoritative guidance related to disclosures of fair value measurements that was adopted in early 2010, the Company discloses the gross presentation of activity within the Level 3 fair value measurement roll-forward and details of transfers in and out of Level 1 and 2 fair value measurements. The Company also discloses the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques.
A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changed. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2011 and 2010.
The Company’s commercial paper, U.S. government agency obligations and U.S. corporate debt securities are classified as Level 2 securities. The Company primarily relies on valuation pricing models, recent bid prices and broker quotes to determine the fair value of these securities. The valuation models for Level 2 assets are developed and maintained by third party pricing services and use a number of standard inputs to the valuation model, including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security based on market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.
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
Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed impairment tests of goodwill as of December 31, 2011 and 2010. These tests did not result in an impairment to goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks, non-compete agreements arising from acquisitions of businesses and acquired license rights. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset (see Note 3). Goodwill is carried at its historical cost.
Valuation of Other Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, a significant decrease in the Company’s market capitalization, facility closures or work-force reductions, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. The Company did not have any indications of impairment for the years ended December 31, 2011, 2010 and 2009.
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
Advertising Expense
The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $0.8 million, $0.5 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. This guidance provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States of America and international financial reporting standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This standard will be effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The adoption of the guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. Under the amended guidance, after assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) are optional. The guidance is effective January 1, 2012 with early adoption permitted. The Company intends to adopt this guidance effective January 1, 2012. The adoption of the guidance is not expected to have a material impact on the Company's financial position or results of operations.

3.	Business Acquisitions:
In June 2010, the Company acquired substantially all of the assets and liabilities of Velocitude (“Velocitude”) in exchange for payment of approximately $12.0 million in cash. In addition, the Company recorded a liability of $2.4 million for contingent consideration related to the expected achievement of certain post-closing milestones. During the years ended December 31, 2011 and 2010, the Company paid $0.6 million and $0.7 million, respectively, related to the achivement of some of these milestones and decreased the fair value of the liability by $0.4 million and $0.7 million, respectively, which was recorded as a reduction to general and administrative expenses. The acquisition of the assets of Velocitude was intended to further Akamai’s strategic position in the mobile market and was accounted for using the purchase method of accounting. The Company allocated $11.6 million of the cost of the acquisition to goodwill and $2.8 million to other intangible assets. The consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company’s consolidated financial results.

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
The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2011	2010	2009
Numerator:
Net income	$200,904	$171,220	$145,913
Add back of interest expense on 1% convertible senior notes (net of tax)	—	1,059	1,746
Numerator for diluted net income per common share	$200,904	$172,279	$147,659
Denominator:
Denominator for basic net income per common share	183,866	177,309	171,425
Effect of dilutive securities:
Stock options	2,550	3,821	2,805
Effect of escrow contingencies	—	254	342
Restricted stock units and deferred stock units	1,140	1,395	1,153
Assumed conversion of 1% convertible senior notes	—	7,871	12,933
Denominator for diluted net income per common share	187,556	190,650	188,658
Basic net income per common share	$1.09	$0.97	$0.85
Diluted net income per common share	$1.07	$0.90	$0.78

Outstanding options to acquire an aggregate of 2.8 million, 1.3 million and 3.1 million shares of common stock as of December 31, 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods and the effect of including these stock options would be anti-dilutive. Additionally, 2.6 million, 3.2 million and 3.6 million shares of common stock issuable in respect of outstanding restricted stock units were excluded from the computation of diluted net income per share for the years ended December 31, 2011, 2010 and 2009, respectively, because the performance conditions had not been met as of those dates.
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

	December 31,
	2011	2010
Net unrealized gain (loss) on investments, net of tax of $(14) at December 31, 2011 and $5,005 at December 31, 2010	$191	$(7,844)
Foreign currency translation adjustments	(1,450)	2,103
Accumulated other comprehensive loss	$(1,259)	$(5,741)

6.	Marketable Securities and Investments:
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
The following is a summary of marketable securities and other investment-related assets held at December 31, 2011 and 2010 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classified on Balance Sheet
					Short-term Marketable Securities	Long-term Marketable Securities
As of December 31, 2011	Cost	Gains	Losses
Available-for-sale securities:
Certificates of deposit	$42	$—	$—	$42	$—	$42
Corporate debt securities	524,515	873	(580)	524,808	285,012	239,796
U.S. government agency obligations	145,995	78	(165)	145,908	5,017	140,891
	$670,552	$951	$(745)	$670,758	$290,029	$380,729
		Gross Unrealized		Aggregate Fair Value	Classified on Balance Sheet
					Short-term Marketable Securities	Long-term Marketable Securities
As of December 31, 2010	Cost	Gains	Losses
Available-for-sale securities:
Certificates of deposit	$96	$—	$—	$96	$51	$45
Commercial paper	59,912	34	(2)	59,944	59,944	—
Corporate debt securities	651,855	1,416	(736)	652,535	301,625	350,910
U.S. government agency obligations	161,722	102	(119)	161,705	13,385	148,320
Auction rate securities	150,800	—	(13,544)	137,256	—	137,256
	$1,024,385	$1,552	$(14,401)	$1,011,536	$375,005	$636,531

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. Realized gains and losses are reflected in the income statement as gain (loss) on investments, net. As of December 31, 2011, the Company did not hold any investment-related assets that have been in a continuous loss position for more than 12 months.
The following tables detail the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at December 31, 2011 and 2010 (in thousands):

	Total Fair Value at December 31, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$302,507	$302,507	$—	$—
Certificates of deposit	42	42	—	—
Commercial paper	57,498	—	57,498	—
U.S. government agency obligations	145,908	—	145,908	—
Corporate debt securities	524,808	—	524,808	—
	$1,030,763	$302,549	$728,214	$—

	Total Fair Value at December 31, 2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$55,648	$55,648	$—	$—
Certificates of deposit	96	96	—	—
Commercial paper	59,944	—	59,944	—
U.S. government agency obligations	161,705	—	161,705	—
Corporate debt securities	652,535	—	652,535	—
Auction rate securities	137,256	—	—	137,256
	$1,067,184	$55,744	$874,184	$137,256

The following tables reflect the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the years ended December 31, 2011 and 2010 (in thousands):

Auction Rate Securities
Balance as of December 31, 2010	$137,256
Redemptions and sales of securities	(137,256)
Balance as of December 31, 2011	$—

	Auction Rate Securities	Put Option related to Auction Rate Securities	Total
Balance as of December 31, 2009	$244,505	$9,614	$254,119
Redemptions of securities	(124,100)	—	(124,100)
Unrealized gains included in accumulated other comprehensive income (loss), net	7,237	—	7,237
Realized gain on auction rate securities included in the statement of operations	9,614	—	9,614
Realized loss on other investment-related assets included in the statement of operations	—	(9,614)	(9,614)
Balance as of December 31, 2010	$137,256	$—	$137,256

As of December 31, 2011, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices are readily available in active markets. As of December 31, 2011, the Company grouped commercial paper,

U.S. government agency obligations and corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of December 31, 2011, the Company had no assets grouped using a Level 3 valuation.
Historically, the carrying value (par value) of the Company’s ARS holdings approximated fair market value due to the resetting of variable interest rates in a “Dutch auction” process. Beginning in mid-February 2008 and continuing throughout the period ended December 2011, however, the auctions for ARS held by the Company failed. As a result, the interest rates on ARS reset to the maximum rate per the applicable investment offering statements. The Company would not have been able to liquidate affected ARS until a future auction on these investments was successful, a buyer was found outside the auction process, the securities were called or refinanced by the issuer, or the securities matured. Due to these liquidity issues, the Company used a discounted cash flow analysis to determine the estimated fair value of these investments.
In November 2008, the Company entered into an agreement with one of its investment advisors, which required the advisor to repurchase at par value all outstanding ARS purchased through such advisor beginning on June 30, 2010. Such agreement created a separate financial instrument between the two companies (the “put option”). At any time during the period up until June 2010, the investment advisor had the right to call the ARS at par value, but did not do so. In early July 2010, the Company exercised the put option and $30.5 million of ARS were repurchased by the investment advisor at par value resulting in a gain recorded in the gain (loss) on investments, net in the consolidated statement of operations.
The Company elected to apply the fair value option, permissible under the accounting standard for the fair value option for financial assets and liabilities, to the put option. During the year ended December 31, 2010, the Company exercised the put option and as a result recorded a loss of $9.6 million, included in gain (loss) on investments, net in the consolidated statement of operations. As of December 31, 2010, the Company had estimated an aggregate loss of $13.5 million which was related to the impairment of ARS deemed to be temporary and included in accumulated other comprehensive income (loss) within stockholders’ equity. As of December 31, 2011 the Company no longer held any ARS.
As of December 31, 2010, the Company classified $137.3 million of ARS as long-term marketable securities on its consolidated balance sheet due to management’s estimate of its inability to liquidate these investments within the following twelve months. Contractual maturities of the Company’s marketable securities held at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Available-for-sale securities:
Due in one year or less	$290,029	$375,005
Due after 1 year through 5 years	380,729	499,275
Due after 5 years	—	137,256
	$670,758	$1,011,536

For the year ended December 31, 2011, the Company recorded net losses on investments of $0.2 million. For the years ended December 31, 2010 and 2009, the Company recorded net gains on investments of $0.4 million and $0.8 million, respectively, on sales of marketable securities.

7.	Accounts Receivable:
Net accounts receivable consisted of the following (in thousands):

	December 31,
	2011	2010
Trade accounts receivable	$142,166	$116,212
Unbilled accounts	73,325	64,386
Gross accounts receivable	215,491	180,598
Allowance for doubtful accounts	(1,627)	(1,329)
Reserve for cash-basis customers	(2,928)	(3,903)
Total accounts receivable reserves	(4,555)	(5,232)
Accounts receivable, net	$210,936	$175,366

8.	Property and Equipment:
Property and equipment consisted of the following (dollars in thousands):

	December 31,		Estimated Useful Lives in Years
	2011	2010
Computer and networking equipment	$561,952	$492,685	3
Purchased software	31,388	29,885	3
Furniture and fixtures	14,166	12,770	5
Office equipment	5,676	4,792	3
Leasehold improvements	36,358	29,914	2-12
Internal-use software	222,914	177,918	2
	872,454	747,964
Accumulated depreciation and amortization	(579,411)	(492,035)
	$293,043	$255,929

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2011, 2010 and 2009 were $150.8 million, $126.6 million and $105.8 million, respectively.
During the years ended December 31, 2011 and 2010, the Company wrote off $61.7 million and $14.9 million, respectively, of long-lived asset costs, with accumulated depreciation and amortization costs of $59.9 million and $14.5 million, respectively. These write-offs were primarily related to computer and networking equipment no longer in use.
During the years ended December 31, 2011, 2010 and 2009, the Company capitalized $42.6 million, $32.8 million and $27.2 million, respectively, of external consulting fees and payroll and payroll-related costs for the development and enhancement of internal-use software applications. Additionally, during the years ended December 31, 2011, 2010 and 2009, the Company capitalized $7.5 million, $7.8 million and $6.3 million, respectively, of non-cash stock-based compensation related to employees who developed and enhanced internal-use software applications. During the years ended December 31, 2011 and 2010, the Company wrote off $4.6 million and $2.3 million, respectively, of internal-use software costs, with accumulated amortization costs of $3.9 million and $2.3 million, respectively. Such internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services to customers.
The following table summarizes capitalized internal-use software costs (in thousands):

	December 31,
	2011	2010
Gross costs capitalized	$230,938	$181,376
Less: cumulative impairments	(8,024)	(3,458)
	222,914	177,918
Less: accumulated amortization, net of impairments	(152,140)	(117,936)
Net book value of capitalized internal-use software	$70,774	$59,982

9.	Goodwill and Other Intangible Assets:
The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2010. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows (in thousands):

Goodwill
Ending balance, December 31, 2009	$441,347
Velocitude acquisition	11,567
Ending balance, December 31, 2010 and 2011	$452,914

During 2010, the Company recorded goodwill of $11.6 million and acquired intangible assets of $2.8 million in connection with the acquisition of substantially all of the assets of Velocitude.

The Company reviews goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to that reporting unit as of December 31, 2011 and 2010 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of December 31, 2011 and 2010. The fair value on December 31, 2011 and 2010 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment as of December 31, 2012.
Other intangible assets that are subject to amortization consist of the following (dollars in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technologies	$36,731	$(22,913)	$13,818	6
Customer relationships	88,700	(60,202)	28,498	9
Non-compete agreements	8,340	(5,270)	3,070	4
Trademarks and trade names	800	(800)	—	4
Acquired license rights	490	(490)	—	10
Total	$135,061	$(89,675)	$45,386

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technologies	$36,731	$(16,520)	$20,211	6
Customer relationships	88,700	(50,832)	37,868	9
Non-compete agreements	8,340	(4,070)	4,270	4
Trademarks	800	(693)	107	4
Acquired license rights	490	(490)	—	10
Total	$135,061	$(72,605)	$62,456

Aggregate expense related to amortization of other intangible assets was $17.1 million for the year ended December 31, 2011 and $16.7 million for each of the years ended December 31, 2010 and 2009. As of December 31, 2011, amortization expense is expected to be approximately $16.6 million, $13.2 million, $7.2 million, $4.6 million and $2.1 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

10.	Accrued Expenses and Other Current Liabilities:
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Payroll and other related benefits	$39,920	$51,591
Bandwidth and co-location	29,291	21,787
Property, use and other taxes	9,923	15,849
Professional service fees	4,162	2,678
Contingent consideration	—	990
Other	2,075	1,766
Total	$85,371	$94,661

11.	Commitments, Contingencies and Guarantees:

Operating Lease Commitments
The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2019 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.
The minimum aggregate future obligations under non-cancelable leases as of December 31, 2011 were as follows (in thousands):

Operating Leases
2012	$23,360
2013	21,750
2014	20,544
2015	19,116
2016	14,343
Thereafter	39,644
Total	$138,757

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $23.0 million, $23.6 million and $19.8 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants were approximately $0.8 million, $3.3 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011, the Company had outstanding letters of credit in the amount of $5.5 million related to certain of its real estate leases. The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease. In the event that the landlord provided funding for leasehold improvements to leased facilities, the Company amortizes such amounts as part of rent expense on a straight-line basis over the life of the lease.
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2012, 2013, 2014 and 2015 the minimum commitments were, as of December 31, 2011, approximately $88.8 million, $12.8 million, $0.7 million and $0.1 million, respectively. Additionally, as of December 31, 2011, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $56.0 million, which are expected to be paid in 2012.
Litigation
Between July 2, 2001 and November 7, 2001, purported class action lawsuits seeking monetary damages were filed in the U.S. District Court for the Southern District of New York against the Company as well as against the underwriters of its October 28, 1999 initial public offering of common stock. The complaints were filed allegedly on behalf of persons who purchased the Company’s common stock during different time periods, all beginning on October 28, 1999 and ending on various dates. The complaints are similar and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the allegation that the underwriters received undisclosed compensation in connection with the Company’s initial public offering. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions. The consolidated amended complaint defines the alleged class period as October 28, 1999 through December 6, 2000. A Special Litigation Committee of the Company’s Board of Directors authorized management to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding that was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement that was subject to approval by the District Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. On June 25, 2007, the District Court signed an order terminating the settlement. On August 25, 2009, the plaintiffs filed a motion for final approval of a new proposed settlement (among plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants), plan of distribution of the settlement fund, and certification of the settlement classes. On October 5, 2009, the District Court issued an opinion and order granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An order and final judgment was entered on November 4, 2009. All appeals were exhausted in January 2012, concluding this litigation with no liability to the Company.
On or about October 3, 2007, a purported Akamai shareholder filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in its 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Akamai was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. The plaintiff appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including Akamai’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties’ petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's decision relating to the statute of limitation issue. On June 27, 2011, the Supreme Court denied the plaintiff's petition regarding the demand issue and granted the underwriters' petition relating to the statute of limitations issue. The Supreme Court heard arguments on the latter issue in late 2011. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of December 31, 2011.
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
As permitted under Delaware law, the Company’s Certificate of Incorporation provides that Akamai will indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. In addition, the Company has acquired other companies that were subject to similar director and officer indemnification provisions. The Company has generally become responsible for such indemnification obligations as a result of the acquisition. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has director and officer insurance policies that limit its exposure and may enable the Company to recover a portion of certain future amounts paid. In the case of obligations assumed as a result of acquisitions, the Company may have the right to be indemnified by the selling stockholders of such acquired companies for director and officer indemnification expenses incurred by the Company for matters arising prior to the acquisition, which may eliminate or mitigate the impact of any such obligations.
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
The Company has acquired all of the stock of numerous companies since 2000. As part of those acquisitions, the Company assumed the liability for undisclosed claims and losses previously incurred by such companies. Subject to applicable statutes of limitations, these obligations are generally perpetual from the date of acquisition. The maximum potential amount of future payments the Company could be required to make in connection with these obligations is unlimited. The Company may have the right to be indemnified by the selling stockholders of such acquired companies for losses and expenses incurred by the Company for matters arising prior to the acquisition, which may eliminate or mitigate the impact of any such obligations.
The Company leases space in certain buildings, including a corporate headquarters building, under operating leases. The Company has standard indemnification arrangements under such operating leases that require it to indemnify each landlord against losses, liabilities and claims incurred in connection with the premises covered by the Company's leases, its use of the premises, property damage or personal injury, and breach of the lease agreement, as well as occurrences arising from the Company’s negligence or willful misconduct. The Company also subleases certain space and agrees to indemnify the sublessee for losses caused by the Company’s employees on the premises. Subject to applicable statutes of limitation, the terms of these indemnification agreements are generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
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
Based upon the Company’s historical experience and information known as of December 31, 2011, the Company believes its liabilities related to the above guarantees and indemnifications are immaterial.

12.	1% Convertible Senior Notes:
In January 2004 and December 2003, Akamai issued $200.0 million in aggregate principal amount of 1% convertible senior notes due December 15, 2033 for aggregate proceeds of $194.1 million, net of an initial purchaser’s discount and offering expenses of $5.9 million. The initial conversion price of the 1% convertible senior notes was $15.45 per share (equivalent to 64.7249 shares of common stock per $1,000 principal amount of 1% convertible senior notes). During 2010, the Company issued 12,929,095 shares of common stock in connection with the conversion of $199.8 million in aggregate principal amount of the 1% convertible senior notes. As of December 31, 2010, the Company no longer had any 1% convertible senior notes outstanding. Deferred financing costs of $5.9 million, including the initial purchaser’s discount and other offering expenses, for the 1% convertible senior notes were amortized over the first 7 years of the term of the notes to reflect the put and call rights. Amortization of deferred financing costs of the 1% convertible senior notes was approximately $0.5 million for the year ended December 31, 2010 and $0.8 million for the year ended December 31, 2009. The Company records the amortization of deferred financing costs using the effective interest method as interest expense in the consolidated statement of operations.

13.	Restructurings and Lease Terminations:
In November 2008, the Company announced a workforce reduction of approximately 110 employees from all areas of the Company. The Company recorded $2.0 million as a restructuring charge for the amount of one-time benefits provided to affected employees. Included in these costs was a net reduction in non-cash stock-based compensation of $0.8 million, reflecting a modification to certain stock-based awards previously granted to the affected employees. Additionally, in December 2008, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded $0.5 million as a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities. The Company paid the remaining amounts in 2011.
In December 2011, the Company implemented a workforce reduction of approximately 70 employees from all areas of the Company. The Company recorded $4.2 million as a restructuring charge for the amount of one-time benefits to be provided to affected employees. Included in these costs was a net increase in non-cash stock-based compensation of $0.4 million reflecting a modification of certain stock-based awards previously granted to the affected employees. Additionally, during 2011, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded $0.7 million as a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities.
As of December 31, 2011 and 2010, the Company had $3.9 million and $0.3 million, respectively, of accrued restructuring liabilities. The restructuring liabilities will be fully paid through December 2019.
The following table summarizes the accrual and usage of the restructuring charges (in millions):

	Leases	Severance	Total
Ending balance, December 31, 2008	$0.3	$1.4	$1.7
Restructuring charge	—	0.5	0.5
Cash payments	(0.2)	(1.2)	(1.4)
Ending balance, December 31, 2009	0.1	0.7	0.8
Cash payments	(0.1)	(0.4)	(0.5)
Ending balance, December 31, 2010	—	0.3	0.3
Restructuring charge	0.7	4.2	4.9
Cash Payments	(0.1)	(1.2)	(1.3)
Ending balance, December 31, 2011	$0.6	$3.3	$3.9
Current portion of accrued restructuring	$0.1	$3.3	$3.4
Long-term portion of accrued restructuring	$0.5	$—	$0.5

14.	Rights Plan and Series A Junior Participating Preferred Stock:
On September 10, 2002, the Board of Directors of the Company (the “Board of Directors”) declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $0.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. No shares of Series A Junior Participating Preferred Stock were outstanding as of December 31, 2011. In January 2004, the Board of Directors of the Company approved an amendment to the rights plan in which the purchase price of each right issued under the plan increased from $9.00 per share to $65.00 per share.

15.	Stockholders’ Equity:
Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2011, the Company had reserved approximately 8.2 million shares of common stock for future issuance of equity awards under its 2009 Stock Incentive Plan. See Note 16 for discussion of shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”).
Stock Repurchase Program
On April 29, 2009, the Company announced that its Board of Directors had authorized a stock repurchase program permitting purchases of up to $100.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On April 28, 2010, the Company announced that its Board of Directors had authorized an extension of the stock repurchase program permitting purchases of an additional $150.0 million of the Company’s common stock from time to time over the next 12 months commencing in May 2010 on the open market or in privately negotiated transactions. The unused balance from the May 2010 extension was not carried forward for future purchases. On April 19, 2011, the Company’s Board of Directors authorized a new program authorizing up to an additional $150.0 million of repurchases over the next twelve months commencing in May 2011. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. As a result, the total authorized funding for stock repurchases increased to $400.0 million. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws, the Company may choose to suspend or discontinue the repurchase program at any time.
During the years ended December 31, 2011 and 2010, the Company repurchased approximately 12.3 million and 2.5 million shares, respectively, of its common stock for $324.7 million and $92.0 million, respectively. As of December 31, 2011, the Company had $129.7 million remaining available for future purchases of shares under the approved repurchase program.

16.	Stock-Based Compensation:
Equity Plans
In 1998, the Board of Directors adopted the Akamai Technologies, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards could be granted at the discretion of the Board of Directors or a committee thereof. In December 2001, the Board of Directors adopted the Akamai Technologies, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock awards and other types of equity awards. In March 2006, the Board of Directors adopted the Akamai Technologies, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. In March 2009, the Board of Directors adopted the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. The total number of shares of common stock approved for issuance under the 1998 Plan, the 2001 Plan, the 2006 Plan and the 2009 Plan were 48.3 million, 5.0 million, 7.5 million and 8.5 million shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer, acting as a committee of one Director, the authority to grant equity incentive awards to employees of the Company below the level of Vice President, subject to certain specified limitations, under all then-existing and future plans. The Company no longer issues equity awards under the 1998 Plan, the 2001 Plan or the 2006 Plan.
Under the terms of the 1998 Plan, the 2006 Plan and the 2009 Plan, the exercise price of incentive stock options may not be less than 100% (110% in certain cases) of the fair market value of the common stock on the date of grant. Incentive stock options could not be issued under the 2001 Plan. The exercise price of nonqualified stock options issued under the 1998 Plan, the 2001 Plan, the 2006 Plan and the 2009 Plan may be less than the fair market value of the common stock on the effective date of grant, as determined by the Board of Directors, but in no case may the exercise price be less than the statutory minimum. Stock option vesting typically occurs over four years under all of the plans, and options are granted at the discretion of the Board of Directors. Under the 1998 Plan and 2001 Plan, the term of options granted may not exceed ten years, or five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock. Under the 2006 Plan and the 2009 Plan, the term of options granted may not exceed seven years.
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
In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3.1 million shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and December 1 to restore the number of shares available for issuance to 1.5 million, provided that the aggregate number of shares issued under the 1999 ESPP shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2011, 2010 and 2009, the Company issued 0.5 million, 0.5 million and 0.7 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $25.75, $25.62 and $13.47, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in 2011, 2010 and 2009 were $12.7 million, $12.2 million and $9.8 million, respectively. As of December 31, 2011, approximately $1.4 million had been withheld from employees for future purchases under the 1999 ESPP.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Stock-based compensation expense by type of award:
Stock options	$13,533	$15,154	$17,636
Deferred stock units	1,885	1,885	2,085
Restricted stock units	47,807	62,928	41,584
Shares issued under the 1999 ESPP	5,553	4,319	3,772
Amounts capitalized as internal-use software	(7,473)	(7,818)	(6,280)
Total stock-based compensation before income taxes	61,305	76,468	58,797
Less: Income tax benefit	(21,212)	(26,566)	(22,633)
Total stock-based compensation, net of taxes	$40,093	$49,902	$36,164
Effect of stock-based compensation on income by line item:
Cost of revenues	$2,360	$2,806	$2,195
Research and development expense	11,125	14,539	10,967
Sales and marketing expense	27,990	35,525	27,411
General and administrative expense	19,830	23,598	18,224
Provision for income taxes	(21,212)	(26,566)	(22,633)
Total cost related to stock-based compensation, net of taxes	$40,093	$49,902	$36,164

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $7.3 million, $7.5 million and $6.4 million, respectively, before tax.
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
The grant-date fair values of Akamai’s stock option awards granted during the years ended December 31, 2011, 2010 and 2009 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2011	2010	2009
Expected life (years)	4.2	4.2	4.1
Risk-free interest rate (%)	1.3	1.4	1.7
Expected volatility (%)	48.9	50.9	54.8
Dividend yield (%)	—	—	—

For the years ended December 31, 2011, 2010 and 2009, the weighted average fair value of Akamai’s stock option awards granted was $14.93 per share, $16.49 per share and $8.44 per share, respectively.
The grant-date fair values of Akamai’s ESPP awards granted during the years ended December 31, 2011, 2010 and 2009 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2011	2010	2009
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate (%)	0.1	0.2	0.4
Expected volatility (%)	43.7	51.2	69.2
Dividend yield (%)	—	—	—

For the years ended December 31, 2011, 2010 and 2009, the weighted average fair value of Akamai’s ESPP awards granted was $10.24 per share, $9.86 per share and $4.11 per share, respectively.
As of December 31, 2011, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $110.9 million. This non-cash expense will be recognized through 2015 over a weighted average period of 1.3 years. Nearly all of the Company’s employees have received grants through these equity compensation programs. Income tax benefits realized from the exercise of stock options and vesting of restricted stock units and deferred stock units during the years ended December 31, 2011, 2010 and 2009 were approximately $79.0 million, $123.5 million and $68.0 million, respectively.
Stock Options
The following table summarizes stock option activity during the years ended December 31, 2011, 2010 and 2009:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2008	10,380	$18.76
Granted	1,146	19.11
Exercised	(1,178)	10.09
Forfeited and expired	(326)	33.68
Outstanding at December 31, 2009	10,022	19.34
Granted	1,577	39.72
Exercised	(2,366)	14.21
Forfeited and expired	(287)	39.69
Outstanding at December 31, 2010	8,946	23.63
Granted	656	37.33
Exercised	(1,044)	12.09
Forfeited and expired	(541)	43.96
Outstanding at December 31, 2011	8,017	$24.89
Exercisable at December 31, 2011	6,247	$22.54

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $22.6 million, $67.5 million and $11.2 million, respectively. The total fair value of options vested, excluding capitalized stock-based compensation, for the years ended December 31, 2011, 2010 and 2009 was $14.8 million, $14.6 million and $18.2 million, respectively. Cash proceeds from the exercise of stock options were $12.6 million, $33.6 million and $11.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The following table summarizes stock options that are outstanding and expected to vest and stock options exercisable at December 31, 2011:

Range of Exercise Price ($)	Options Outstanding and Expected to Vest				Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
0.31-0.49	43	2.2	$0.31	$1,366	43	2.2	$0.31	$1,366
0.89-1.33	249	0.7	0.91	7,816	248	0.7	0.91	7,782
1.40-1.65	170	1.0	1.62	5,217	170	1.0	1.62	5,217
2.27-3.33	64	0.9	2.84	1,871	64	0.9	2.84	1,871
3.71-5.56	448	1.5	4.89	12,272	446	1.5	4.89	12,235
8.28-12.26	375	3.1	12.10	7,579	375	3.1	12.10	7,576
12.76-19.07	2,444	3.5	15.30	41,506	2,183	3.4	15.60	37,588
19.21-28.38	1,403	5.0	24.67	10,678	914	4.6	24.56	7,054
29.36-43.99	1,532	5.7	36.34	582	866	5.6	34.40	353
44.27-56.60	1,204	4.2	50.81	—	938	3.7	51.43	—
	7,932	4.0	24.74	$88,887	6,247	3.5	22.54	$81,042
Expected forfeitures	85
Total options outstanding	8,017

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Akamai’s closing stock price of $32.28 on December 31, 2011, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2011 was approximately 4.7 million.
Deferred Stock Units
The Company has granted deferred stock units (“DSUs”) to non-employee members of its Board of Directors and to the Company’s Chairman of the Board. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of the vested shares of stock represented by the DSU for a period for at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date, with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter so that all DSUs are vested in full at the end of two years from date of grant. If a director has completed one year of Board service, vesting of 100% of the DSUs held by such director will accelerate at the time of his or her departure from the Board.
The following table summarizes the DSU activity for the years ended December 31, 2011, 2010 and 2009:

	Units (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2008	207	$24.86
Granted	97	21.56
Vested and distributed	(17)	33.07
Outstanding at December 31, 2009	287	21.04
Granted	47	39.95
Vested and distributed	(77)	18.40
Outstanding at December 31, 2010	257	25.31
Granted	58	32.48
Vested and distributed	(15)	33.78
Forfeited	(1)	39.95
Outstanding at December 31, 2011	299	$26.25

The total pre-tax intrinsic value of DSUs vested and distributed during the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $3.0 million and $0.4 million, respectively. The total fair value of DSUs vested and distributed during the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $1.4 million and $0.6 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2011, 68,583 DSUs were unvested, with an aggregate intrinsic value of approximately $2.2 million and a weighted average remaining contractual life of approximately 1.2 years. These units are expected to vest through May 2013.
Restricted Stock Units
The following table summarizes the different types of restricted stock units (“RSUs”) granted by the Company (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
RSUs with service-based vesting conditions	3,003	1,597	2,342
RSUs with performance-based vesting conditions	550	1,124	1,974
Total	3,553	2,721	4,316

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
For the years ended December 31, 2011, 2010 and 2009, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement of specified performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement of the specified targets. Management will continue to review periodically the Company’s expected performance and adjust the compensation cost, if needed, at such time.
The following table summarizes the RSU activity for the years ended December 31, 2011, 2010 and 2009:

	Units (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2008	6,199	$34.64
Granted	4,316	18.73
Vested	(3,282)	28.20
Forfeited	(370)	25.99
Outstanding at December 31, 2009	6,863	27.63
Granted	2,721	26.56
Vested	(1,971)	23.97
Forfeited	(1,406)	47.47
Outstanding at December 31, 2010	6,207	23.76
Granted	3,553	33.75
Vested	(1,931)	23.15
Forfeited	(1,312)	30.62
Outstanding at December 31, 2011	6,517	$27.95

The total pre-tax intrinsic value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $68.0 million, $72.0 million and $55.9 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $44.7 million, $47.2 million and $92.6 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2011, 6.5 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $181.9 million and a weighted average remaining contractual life of approximately 1.6 years. These RSUs are expected to vest on various dates through December 2015.

17.	Employee Benefit Plan:
The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. Effective January 1, 2008, the Company amended its matching contribution to 1/2 of the first 8% of employee contributions in each year, with the maximum amount of the Company match at $2,000 per employee per year for the years 2009, 2010 and 2011. The Company’s contributions vest 25% per annum. The Company contributed approximately $3.4 million, $2.6 million and $1.9 million of cash to the savings plan for the years ended December 31, 2011, 2010 and 2009, respectively. Effective January 1, 2012, the Company amended its matching contribution to 1/2 of the first 8% of employee contributions in each year, with the maximum amount of the Company's match at $4,000 per employee per year. Additionally, effective February 1, 2012, the Company instituted immediate vesting of the Company's matching contributions.

18.	Income Taxes:
The components of income before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Domestic	$257,656	$235,892	$221,071
Foreign	49,539	26,480	16,161
Income before provision for income taxes	$307,195	$262,372	$237,232

The provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Current tax provision
Federal	$39,517	$19,619	$1,393
State	2,953	4,993	4,229
Foreign	10,193	4,078	3,991
Deferred tax provision (benefit)
Federal	54,980	55,335	76,410
State	4,413	2,393	2,068
Foreign	1,209	4,269	3,238
Change in valuation allowance	(6,974)	465	(10)
	$106,291	$91,152	$91,319

The Company’s effective rate differed from the statutory rate as follows:

	For the Years Ended December 31,
	2011	2010	2009
United States federal income tax rate	35.0%	35.0%	35.0%
State taxes	2.8	2.9	3.7
Nondeductible stock-based compensation	0.8	0.1	1.2
United States federal and state research and development credits	(2.4)	(2.6)	(1.4)
Change in state tax rates	(0.1)	0.5	—
Foreign earnings	(2.2)	(0.4)	0.1
Expiration of capital loss carryforward	2.1	—	—
Other	0.9	(1.0)	(0.1)
Change in the deferred tax asset valuation allowance	(2.3)	0.2	—
	34.6%	34.7%	38.5%

The components of the net deferred tax asset and the related valuation allowance were as follows (in thousands):

	December 31,
	2011	2010
Net operating loss and credit carryforwards	$9,323	$35,202
Depreciation and amortization	30,702	60,935
Compensation costs	35,959	32,221
Impairment loss on marketable securities	—	5,005
Other	15,530	20,782
Deferred tax assets	91,514	154,145
Acquired intangible assets not deductible	(16,972)	(22,784)
Internal-use software capitalized	(24,165)	(20,527)
Impairment loss on marketable securities	(15)	—
Deferred tax liabilities	(41,152)	(43,311)
Valuation allowance	(433)	(7,407)
Net deferred tax assets	$49,929	$103,427

As of December 31, 2011, the Company had utilized all of its United States federal NOL carryforwards that were held as of December 31, 2010. As of December 31, 2010, the Company had United States federal NOL carryforwards of approximately $8.8 million, and as of December 31, 2011 and 2010, the Company had state NOL carryforwards of approximately $51.4 million and $61.3 million, respectively, which expire at various dates through 2024. The Company also had foreign NOL carryforwards of approximately $0.7 million and $1.1 million as of December 31, 2011 and 2010, respectively. The majority of the foreign NOL carryforwards have no expiration dates. As of December 31, 2011 and 2010, the Company had United States federal and state research and development tax credit carryforwards of $6.5 million and $19.8 million, respectively, which will expire at various dates through 2026. As of each of December 31, 2011 and 2010, the Company had foreign tax credit carryforwards of $4.3 million, which will expire at various dates through 2020. As of December 31, 2011, the Company had utilized all of its alternative minimum tax credit carryforwards that were held as of December 31, 2010. As of December 31, 2010, the Company had alternative minimum tax credit carryforwards of $10.9 million. As of December 31, 2011 and 2010, the Company has recorded a valuation allowance on certain NOL and capital loss carryforwards for $0.4 million and $7.4 million, respectively.
As of December 31, 2011, unrepatriated earnings of non-U.S. subsidiaries totaled $82.9 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise, it would be included in the Company's U.S. taxable income. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
The following is a roll-forward of the Company’s unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2011	2010
Unrecognized tax benefits — at beginning of year	$10.8	$7.0
Gross increases — tax positions of prior periods	—	1.5
Gross increases — current-period tax positions	2.8	2.3
Gross decreases — tax positions of prior periods	(0.8)	—
Gross decreases — settlements	(0.3)	—
Unrecognized tax benefits — at end of year	$12.5	$10.8
As of December 31, 2011 and 2010, the Company had approximately $17.2 million and $15.1 million, respectively, of total unrecognized tax benefits, including $4.7 million and $4.3 million, respectively, of accrued interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. If recognized, all amounts of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate.
Generally, all tax years are open for examination by the major taxing jurisdictions to which the Company is subject including federal, state and foreign jurisdictions due to net operating losses and the limited number of prior year audits by taxing jurisdictions.

19.	Segment and Geographic Information:
Akamai’s chief decision-maker, as defined under the authoritative guidance for disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of December 31, 2011, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.
The Company deploys its servers into networks worldwide. As of December 31, 2011, the Company had approximately $194.0 million and $99.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2010, the Company had approximately $174.9 million and $81.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.
Akamai sells its services and licenses through a sales force located both domestically and abroad. The following table summarizes the percentage of the Company's revenues derived from operations outside of the United States:

	For the Years Ended December 31,
	2011	2010	2009
Revenues from outside of the United States	29%	28%	28%
Revenues derived from Europe	18%	17%	18%
Other than the United States, no single country accounted for 10% or more of the Company’s total revenues for any reported period.

20. Quarterly Financial Results (unaudited):
The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2011 and 2010. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes.

	For the Three Months Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(In thousands, except per share data)
Revenues	$275,953	$276,989	$281,856	$323,740
Cost of revenues	$89,068	$89,647	$93,284	$102,544
Net income	$50,617	$47,921	$42,285	$60,081
Basic net income per share	$0.27	$0.26	$0.23	$0.34
Diluted net income per share	$0.26	$0.25	$0.23	$0.33
Basic weighted average common shares	186,849	186,612	183,085	178,916
Diluted weighted average common shares	191,383	190,179	185,704	182,956

	For the Three Months Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(In thousands, except per share data)
Revenues	$240,029	$245,318	$253,551	$284,688
Cost of revenues	$67,474	$71,840	$77,812	$86,277
Net income	$40,878	$38,123	$39,709	$52,510
Basic net income per share	$0.24	$0.22	$0.22	$0.29
Diluted net income per share	$0.22	$0.20	$0.21	$0.27
Basic weighted average common shares	171,101	173,317	181,457	183,362
Diluted weighted average common shares	189,013	190,479	191,271	191,837

21.	Subsequent Event
On February 8, 2012, the Company announced the resignation of J. Donald Sherman as its Chief Financial Officer on February 29, 2012 and the election of James Benson, Akamai's Senior Vice President of Finance, as his successor effective as of March 1, 2012.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the captions “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein.
Our executive officers and directors and their positions as of February 29, 2012, are as follows:

Name	Position
Paul Sagan	President, CEO and Director

F. Thomson Leighton	Chief Scientist and Director

Debra L. Canner	Senior Vice President — Human Resources

Melanie Haratunian	Senior Vice President and General Counsel

Robert W. Hughes	Executive Vice President, Global Sales, Services and Marketing

J. Donald Sherman	Chief Financial Officer

George H. Conrades	Director

Martin M. Coyne II	Director

Pamela J. Craig	Director

C. Kim Goodwin	Director

Jill A. Greenthal	Director

Peter J. Kight	Director

Geoffrey A. Moore	Director

Frederic V. Salerno	Director

Naomi O. Seligman	Director

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial or accounting officer or persons serving similar functions and all of our other employees and members of our Board of Directors. The text of our amended code of ethics is available on our website at www.akamai.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2011. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships, Related Transactions, and Director Independence
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are included in this annual report on Form 10-K.

1.	Financial Statements (see Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2.	The schedule listed below and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	73

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

February 29, 2012	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ J. DONALD SHERMAN
J. Donald Sherman Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL SAGAN	Chief Executive Officer and Director (Principal executive officer)	February 29, 2012
Paul Sagan
/s/ J. DONALD SHERMAN	Chief Financial Officer (Principal financial and accounting officer)	February 29, 2012
J. Donald Sherman
/s/ GEORGE H. CONRADES	Director	February 29, 2012
George H. Conrades
/s/ PAMELA J. CRAIG	Director	February 29, 2012
Pamela J. Craig
/s/ MARTIN M. COYNE II	Director	February 29, 2012
Martin M. Coyne II
/s/ C. KIM GOODWIN	Director	February 29, 2012
C. Kim Goodwin
/s/ JILL A. GREENTHAL	Director	February 29, 2012
Jill A. Greenthal
/s/ PETER J. KIGHT	Director	February 29, 2012
Peter J. Kight
/s/ F. THOMSON LEIGHTON	Director	February 29, 2012
F. Thomson Leighton
/s/ GEOFFREY MOORE	Director	February 29, 2012
Geoffrey Moore
/s/ FREDERIC V. SALERNO	Director	February 29, 2012
Frederic V. Salerno
/s/ NAOMI O. SELIGMAN	Director	February 29, 2012
Naomi O. Seligman

AKAMAI TECHNOLOGIES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charged to operations		Other		Deductions		Balance at end of period
Year ended December 31, 2009:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$11,270	21,566	1	(716)	3	(21,541)	2	$10,579
Deferred tax asset valuation allowance	$7,096	(10)		—		—		$7,086
Year ended December 31, 2010:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$10,579	22,657	1	(301)	3	(27,703)	2	$5,232
Deferred tax asset valuation allowance	$7,086	465		—		(144)		$7,407
Year ended December 31, 2011:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$5,232	16,165	1	(420)	3	(16,422)	2	$4,555
Deferred tax asset valuation allowance	$7,407	(6,974)	4	—		—		$433
________________

1.	Amounts represent charges to bad debt expense and reductions to revenue for increases to the allowance for doubtful accounts and to the reserve for cash-basis customers.

2.
Amounts represent cash collections from customers for accounts previously reserved and write-offs of accounts receivable recorded against the allowance for doubtful accounts or the reserve for cash-basis customers.

3.	Amounts represent write-offs of account receivables previously reserved.

4.	Amount represents the reversal of a tax valuation allowance related to NOL carryforwards not expected to be realized.

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

4.1(D)	Specimen common stock certificate

4.2(F)	Rights Agreement, dated September 10, 2002, by and between the Registrant and Equiserve Trust Company, N.A.

4.3(G)	Amendment No. 1, dated as of January 29, 2004, to the Rights Agreement, dated as of September 10, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent

10.1(H)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.2(I)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(B)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.4(J)@	2001 Stock Incentive Plan of the Registrant

10.5(K)	2006 Stock Incentive Plan of the Registrant

10.6(L)	Speedera Networks, Inc. 1999 Equity Incentive Plan, as amended

10.7(M)	Nine Systems Corporation (formerly known as Streaming Media Corporation) 2002 Stock Option Plan

10.8(N)	Netli, Inc. Amended and Restated Stock Option Plan

10.9(N)	Netli, Inc. 2002 Equity Incentive Plan

10.10(O)@	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.11(O)@	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.12(P)	Form of Deferred Stock Unit Agreement for Directors of the Registrant under the 2006 Stock Incentive Plan

10.13(P)@	Form of Restricted Stock Unit Agreement with Annual Vesting under the 2006 Stock Incentive Plan

10.14(P)@	Form of Restricted Stock Unit Agreement with Performance-Based Vesting under the 2006 Stock Incentive Plan

10.15(Q)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.16(R)	Summary of the Registrant’s Compensatory Arrangements with Non-Employee Directors

10.17	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.18(P)	Office Lease Agreement dated March 31, 2008 between the Registrant and Locon San Mateo, LLC

10.19(R)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.20(R)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.21(D)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.22(R)@	Incentive Stock Option Agreement, dated February 8, 2008, by and between the Registrant and Robert W. Hughes

10.23(C)@	Incentive Stock Option Agreement, dated as of September 19, 2002, by and between the Registrant and Paul Sagan

10.24(T)@	Employment Offer Letter Agreement dated January 4, 2005 by and between the Registrant and Paul Sagan

10.25(U)@	Amendment to Employment Agreement dated August 9, 2006 between the Registrant and Paul Sagan

10.26(B)@	Amendment to Employment Agreement dated March 31, 2008 between the Registrant and Paul Sagan

10.27(P)@	Amendment to Employment Agreement dated December 31, 2008 between the Registrant and Paul Sagan

10.28(T)@	Incentive Stock Option Agreement dated January 4, 2005 between the Registrant and Paul Sagan

10.29(E)@	Amended Letter Agreement between the Registrant and Paul Sagan dated July 22, 2010

10.30(S)@	Separation and Release Agreement between the Registrant and David Kenny

10.31@	Form of Executive Bonus Plan

10.32(Z)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.33(P)@	Form of Executive Change of Control and Severance Agreement

10.34(U)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.35(V)@	Form of Incentive Stock Option Agreement for use under the 2009 Stock Incentive Plan

10.36(V)@	Form of Non-Qualified Stock Option Agreement for use under the 2009 Stock Incentive Plan (four year vest)

10.37(V)	Form of Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.38(V)@	Form of Baseline Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.39(V)@	Form of 2009 Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.40(V)	Form of Deferred Stock Unit Agreement for Directors for use under the 2009 Stock Incentive Plan

10.41(W)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.42(X)@	Form of 2010 Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.43(Y)@	Form of Three-Year Equal Annual Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.44(Y)@	Form of 2011 Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.45(Y)@	Form of Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (up to 25% of base grant)

10.46(Y)@	Form of Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (up to 50% of base grant)

10.47(S)@	Form of Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (two-year vest)

10.48(AA)@	Form of Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (three-year vest)

10.49(AA)@	Form of 2012 Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.50(AA)	Form of 2012 Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.51(AA)@	Form of Stock Option Agreement for use under the 2009 Stock Incentive Plan (three-year vest)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
________________

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679), as amended, filed with the Commission on August 20, 1999.

(E)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10Q filed with the Commission on August 9, 2010.

(F)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 11, 2002.

(G)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2004.

(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(J)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.

(K)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2006.

(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.

(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-139408) filed with the Commission on December 15, 2006.

(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-141854) filed with the Commission on April 3, 2007.

(O)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007.

(P)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2009.

(Q)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.

(R)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 3, 2008.

(S)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2011.

(T)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2005.

(U)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2006.

(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2009.

(W)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the Commission on May 23, 2011.

(X)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2010.

(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2011.

(Z)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011.

(AA)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2012.

@ Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
† Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.