Form 10-Q
period 2012-03-31
AKAMAI TECHNOLOGIES INC
filed 2012-05-10
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 4, 2012: 179,185,575

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$144,724	$559,197
Marketable securities (including restricted securities of $56 at March 31, 2012)	259,818	290,029
Accounts receivable, net of reserves of $5,445 and $4,555 at March 31, 2012 and December 31, 2011, respectively	215,855	210,936
Prepaid expenses and other current assets	52,700	55,414
Deferred income tax assets	6,444	6,444
Total current assets	679,541	1,122,020
Property and equipment, net	303,518	293,043
Marketable securities (including restricted securities of $44 and $42 at March 31, 2012 and December 31, 2011, respectively)	574,178	380,729
Goodwill	709,628	452,914
Other intangible assets, net	89,519	45,386
Deferred income tax assets	43,274	43,485
Other assets	14,460	7,924
Total assets	$2,414,118	$2,345,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,944	$38,247
Accrued expenses and other current liabilities	91,076	85,371
Deferred revenue	23,192	21,344
Accrued restructuring	1,326	3,430
Total current liabilities	148,538	148,392
Other liabilities	62,165	38,389
Deferred revenue	2,227	2,470
Total liabilities	212,930	189,251
Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 197,322,448 shares issued and 179,042,608 shares outstanding at March 31, 2012 and 195,561,243 shares issued and 177,504,624 shares outstanding at December 31, 2011	1,982	1,959
Additional paid-in capital	5,076,885	5,068,235
Accumulated other comprehensive loss	(307)	(1,259)
Treasury stock, at cost, 18,279,840 shares at March 31, 2012 and 18,056,619 shares at December 31, 2011	(490,908)	(482,994)
Accumulated deficit	(2,386,464)	(2,429,691)
Total stockholders’ equity	2,201,188	2,156,250
Total liabilities and stockholders’ equity	$2,414,118	$2,345,501
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Revenues	$319,448	$275,953
Costs and operating expenses:
Cost of revenues	102,566	89,068
Research and development	17,480	12,594
Sales and marketing	67,290	53,365
General and administrative	55,706	43,901
Amortization of other intangible assets	4,767	4,277
Restructuring charge	60	—
Total costs and operating expenses	247,869	203,205
Income from operations	71,579	72,748
Interest income	1,633	2,951
Other expense, net	(441)	(1,035)
Gain on investments, net	13	9
Income before provision for income taxes	72,784	74,673
Provision for income taxes	29,557	24,056
Net income	$43,227	$50,617
Net income per weighted average share:
Basic	$0.24	$0.27
Diluted	$0.24	$0.26
Shares used in per share calculations:
Basic	178,120	186,849
Diluted	182,342	191,383

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$43,227	$50,617
Other comprehensive income:
Foreign currency translation adjustments	672	2,606
Change in unrealized gain on investments, net	455	1,097
Income tax expense related to unrealized gain on investments, net	(175)	(420)
Other comprehensive income	952	3,283
Comprehensive income	$44,179	$53,900

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$43,227	$50,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,634	41,134
Stock-based compensation expense	20,924	15,712
Provision for doubtful accounts	370	322
Excess tax benefits from stock-based compensation	(13,414)	(9,012)
(Gain) loss on investments and disposal of property and equipment, net	(97)	117
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,416)	7,557
Prepaid expenses and other current assets	4,309	(6,076)
Accounts payable, accrued expenses and other current liabilities	(5,798)	(8,391)
Deferred revenue	1,474	(3,453)
Accrued restructuring	(2,144)	—
Other non-current assets and liabilities	(566)	(16)
Net cash provided by operating activities	92,503	88,511
Cash flows from investing activities:
Cash paid for acquisition of businesses, net of cash acquired	(291,638)	(175)
Purchases of property and equipment	(30,433)	(35,600)
Capitalization of internal-use software costs	(12,911)	(10,635)
Purchases of short- and long-term marketable securities	(280,649)	(275,615)
Proceeds from sales of short- and long-term marketable securities	28,000	110,034
Proceeds from maturities of short- and long-term marketable securities	89,414	137,233
Proceeds from the sale of property and equipment	10	25
Decrease in restricted investments held for security deposits	—	221
Net cash used in investing activities	(498,207)	(74,512)
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option plans	7,078	3,959
Excess tax benefits from stock-based compensation	13,414	9,012
Employee taxes paid related to net share settlement of equity awards	(21,655)	—
Repurchases of common stock	(7,913)	(43,678)
Net cash used in financing activities	(9,076)	(30,707)
Effects of exchange rate changes on cash and cash equivalents	307	2,016
Net decrease in cash and cash equivalents	(414,473)	(14,692)
Cash and cash equivalents at beginning of period	559,197	231,866
Cash and cash equivalents at end of period	$144,724	$217,174

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,486	$9,482
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$2,298	$1,824

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
Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.
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
2. Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance and disclosure requirements for fair value measurements. This guidance provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and international financial reporting standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted this guidance during the first quarter of 2012. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The Company adopted this guidance during the first quarter of 2012. There is no impact to the Company's consolidated financial results as the amendments relate only to changes in financial statement presentation.
In September 2011, the FASB issued amended guidance that simplifies how entities test goodwill for impairment. Under the amended guidance, after assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) are optional. The Company adopted this guidance during the first quarter of 2012. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.
3. Business Acquisitions
In February and March 2012, the Company acquired Blaze Software, Inc. ("Blaze") and Cotendo, Inc. ("Cotendo"), respectively. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s consolidated financial results. The total amount of acquisition related costs for the acquisitions of Blaze and Cotendo was $4.5 million for the three months ended March 31, 2012. These costs were included in general and administrative costs in the consolidated statements of operations.

Blaze
On February 7, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Blaze in exchange for $19.3 million in cash and assumption of unvested options. Akamai acquired Blaze with a goal of complementing Akamai's market-leading site acceleration solutions with technology designed to optimize the speed at which a web page is rendered. The Company allocated $15.1 million of the cost of the acquisition to goodwill and $5.1 million to other intangible assets. The total weighted average useful life of the intangible assets acquired from Blaze is 5.3 years. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, a trained technical workforce in place in Canada and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Blaze expected to be deducted for tax purposes is $13.8 million.
Cotendo
On March 6, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Cotendo in exchange for $278.9 million in cash and assumption of unvested options. Akamai acquired Cotendo with the intention of increasing Akamai’s pace of innovation in the areas of cloud and mobile optimization.
The acquisition of Cotendo was accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, potential sales opportunities to provide Akamai services to Cotendo customers; a trained technical workforce in place in the United States and Israel; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. In accordance with current accounting standards, goodwill associated with Cotendo will not be amortized and will be tested for impairment at least annually as required by the accounting guidance for goodwill and other intangible assets. (See Note 10).
The following table presents the preliminary allocation of the purchase price for Cotendo:

(in thousands)
Total purchase consideration	$278,877
Allocation of the purchase consideration
Current assets, including cash and cash equivalents of $6,405	$6,751
Trade receivables	2,920
Property and equipment	5,812
Indemnification assets	6,200
Long-term assets	75
Identifiable intangible assets	43,800
Goodwill	241,646
Deferred tax liabilities	(22,934)
Other liabilities assumed	(5,393)
$278,877
The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized (in thousands except for years):

	Gross Carrying Amount	Weighted Average Useful Life
Completed technology	$24,100	6
Customer relationships	13,400	9
Non-compete agreements	3,900	6
Trademarks and trade names	2,400	10
Total	$43,800
In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and the historical and estimated future demand for Cotendo services. The fair value of intangible assets was based upon the income approach. In applying this approach, the values of the intangible assets acquired were determined using projections of revenues and expenses specifically attributed to the intangible assets. The income streams were then discounted to present value using estimated risk-adjusted discount rates. The rate used to discount the expected future net cash flows from the intangible assets to their present values was based upon a weighted average cost of capital of 15%. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Cotendo.
The relief-from-royalty method was used to value the completed technologies acquired from Cotendo. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the completed technology. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the completed technologies are as follows: royalty rate of 15%, discount rate of 16%, tax rate of 39% and estimated average economic life of six years.
The customer relationships were valued using the excess earnings method of income approach. The key assumptions used in valuing the customer relationships were as follows: discount rate of 16%, tax rate of 39% and estimated average economic life of nine years.
The lost-profits method was used to value the non-compete agreements Akamai entered into with certain members of Cotendo's management team. The lost-profits method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefits protected by clauses within an agreement. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without an agreement. The key assumptions used in valuing the non-compete agreements were as follows: discount rate of 16%, tax rate of 39% and estimated average economic life of six years.
The relief-from-royalty method was used to value trade names. The relief-from-royalty method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefit in the use of trade names. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without the specific trade names. The key assumptions used in valuing trade names were as follows: royalty rate of 1%, discount rate of 16%, tax rate of 39% and estimated average economic life of ten years.
The total weighted average amortization period for the intangible assets acquired from Cotendo is 7.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total amount of goodwill related to the acquisition of Cotendo expected to be deducted for tax purposes is $63.2 million.
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
The following is a summary of marketable securities held at March 31, 2012 and December 31, 2011 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
As of March 31, 2012	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$100	$—	$—	$100	$56	$44
Commercial paper	4,988	—	(9)	4,979	4,979	—
Corporate debt securities	609,158	1,431	(562)	610,027	249,778	360,249
U.S. government agency obligations	219,090	52	(252)	218,890	5,005	213,885
	$833,336	$1,483	$(823)	$833,996	$259,818	$574,178
		Gross Unrealized			Classification on Balance Sheet
As of December 31, 2011	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$42	$—	$—	$42	$—	$42
Corporate debt securities	524,515	873	(580)	524,808	285,012	239,796
U.S. government agency obligations	145,995	78	(165)	145,908	5,017	140,891
	$670,552	$951	$(745)	$670,758	$290,029	$380,729

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. Realized gains and losses are reflected in the income statement as gain (loss) on investments, net. As of March 31, 2012, the Company did not hold any investment-related assets that have been in a continuous loss position for more than 12 months.
The following tables detail the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	March 31, 2012	Level 1	Level 2	Level 3
Money market funds	$2,036	$2,036	$—	$—
Certificates of deposit	100	100	—	—
Commercial paper	4,979	—	4,979	—
Corporate debt securities	610,027	—	610,027	—
U.S. government agency obligations	218,890	—	218,890	—
	$836,032	$2,136	$833,896	$—

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	December 31, 2011	Level 1	Level 2	Level 3
Money market funds	$302,507	$302,507	$—	$—
Certificates of deposit	42	42	—	—
Commercial paper	57,498	—	57,498	—
Corporate debt securities	524,808	—	524,808	—
U.S. government agency obligations	145,908	—	145,908	—
	$1,030,763	$302,549	$728,214	$—
As of March 31, 2012 and December 31, 2011, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2012 and December 31, 2011, the Company had grouped commercial paper, U.S. government agency obligations and corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. As of March 31, 2012 and December 31, 2011, the Company had no assets grouped using a Level 3 valuation.
Contractual maturities of the Company’s marketable securities held at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Available-for-sale securities:
Due in 1 year or less	$259,818	$290,029
Due after 1 year through 5 years	574,178	380,729
	$833,996	$670,758
5. Accounts Receivable
Net accounts receivable consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Trade accounts receivable	$151,235	$142,166
Unbilled accounts	70,065	73,325
Gross accounts receivable	221,300	215,491
Allowance for doubtful accounts	(2,017)	(1,627)
Reserve for cash-basis customers	(3,428)	(2,928)
Total accounts receivable reserves	(5,445)	(4,555)
Accounts receivable, net	$215,855	$210,936

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
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Payroll and other related benefits	$34,480	$39,920
Bandwidth and co-location	27,299	29,291
Property, use and other taxes	22,394	9,923
Professional service fees	4,361	4,162
Other	2,542	2,075
Total	$91,076	$85,371
7. Net Income per Share
Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, deferred stock units and restricted stock units (“RSUs”) issued by the Company.
The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$43,227	$50,617
Denominator:
Shares used for basic net income per common share	178,120	186,849
Effect of dilutive securities:
Stock options	2,423	3,353
RSUs and deferred stock units	1,799	1,181
Shares used for diluted net income per common share	182,342	191,383
Basic net income per common share	$0.24	$0.27
Diluted net income per common share	$0.24	$0.26

Outstanding options to acquire an aggregate of 2.1 million and 1.8 million shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective period. As a result, the effect of including these options would be anti-dilutive. Additionally, 1.6 million and 3.2 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three months ended March 31, 2012 and 2011, respectively, because the performance conditions had not been met as of those dates.
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
8. Stockholders’ Equity
Stock Repurchase Program
On April 28, 2010, the Company announced that its Board of Directors had authorized a $150.0 million stock repurchase program of the Company’s common stock from time to time over the next twelve months commencing in May 2010 on the open market or in privately negotiated transactions. On April 19, 2011, the Company’s Board of Directors authorized a an extension of the stock repurchase program authorizing up to an additional $150.0 million of repurchases over the next twelve months commencing in May 2011. The unused balance from the May 2010 extension was not carried forward for future purchases. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. As a result, the total authorized funding for stock repurchases during that twelve-month period increased to $400.0 million. On April 25, 2012, the Company announced that its Board of Directors has authorized an extension of its share repurchase program. Under this extension, the Company may purchase up to $150.0 million of its common stock during the twelve-month period beginning in May 2012. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws, the Company may choose to suspend or discontinue the repurchase program at any time.
During the three months ended March 31, 2012, the Company repurchased 0.2 million shares of its common stock for $7.9 million. During the three months ended March 31, 2011, the Company repurchased 1.0 million shares of its common stock for $42.8 million. As of March 31, 2012, the Company had $121.8 million remaining available for future purchases of shares under the current repurchase program, which ended on May 2, 2012; the unused balance from such program may not be used for repurchases after May 2, 2012.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Stock-based compensation expense by type of award:
Stock options	$3,100	$3,786
RSUs	18,728	12,120
Shares issued under the Employee Stock Purchase Plan	1,394	1,630
Amounts capitalized as internal-use software	(2,298)	(1,824)
Total stock-based compensation before income taxes	20,924	15,712
Less: Income tax benefit	(8,497)	(5,062)
Total stock-based compensation, net of taxes	$12,427	$10,650
Effect of stock-based compensation on income by line item:
Cost of revenues	$683	$555
Research and development expense	3,930	2,762
Sales and marketing expense	10,134	6,846
General and administrative expense	6,177	5,549
Provision for income taxes	(8,497)	(5,062)
Total cost related to stock-based compensation, net of taxes	$12,427	$10,650
In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three months ended March 31, 2012 and 2011 included stock-based compensation reflected as a component of amortization of capitalized internal-use software; the additional stock-based compensation for such periods was $1.8 million and $2.1 million, respectively, before taxes.
9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity and consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$(778)	$(1,450)
Net unrealized gain on investments, net of taxes of $(189) at March 31, 2012 and $(14) at December 31, 2011	471	191
Total accumulated other comprehensive loss	$(307)	$(1,259)
10. Goodwill and Other Intangible Assets
The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred between 2000 and 2012. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. In February 2012, the Company recorded goodwill of $15.1 million and acquired other intangible assets of $5.1 million as a result of the acquisition of Blaze. In March 2012, the Company recorded goodwill of $241.6 million and acquired other intangible assets of $43.8 million as a result of the acquisition of Cotendo. (See Note 3)
The changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows:

(in thousands)
Balance as of December 31, 2011	$452,914
Purchase price allocation associated with Blaze acquisition	15,068
Purchase price allocation associated with Cotendo acquisition	241,646
Balance as of March 31, 2012	$709,628
Other intangible assets that are subject to amortization consist of the following (in thousands except for years):

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technology	$63,631	$(25,000)	$38,631	6
Customer relationships	102,100	(62,413)	39,687	9
Non-compete agreements	14,440	(5,722)	8,718	5
Trademarks and trade names	3,300	(817)	2,483	9
Acquired license rights	490	(490)	—	10
Total	$183,961	$(94,442)	$89,519

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technology	$36,731	$(22,913)	$13,818	6
Customer relationships	88,700	(60,202)	28,498	9
Non-compete agreements	8,340	(5,270)	3,070	4
Trademarks and trade names	800	(800)	—	4
Acquired license rights	490	(490)	—	10
Total	$135,061	$(89,675)	$45,386
Aggregate expense related to amortization of other intangible assets for the three months ended March 31, 2012 and 2011 was $4.8 million and $4.3 million, respectively. Based on the Company’s other intangible assets as of March 31, 2012, aggregate expense related to amortization of other intangible assets is expected to be $16.9 million for the remainder of 2012, and $22.4 million, $16.1 million, $12.3 million and $9.1 million for 2013, 2014, 2015 and 2016, respectively.
11. Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances with major financial institutions that the Company believes are of high credit standing.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No customers accounted for more than 10% of accounts receivable as of March 31, 2012. As of December 31, 2011, One customer accounted for more than 10% of the Company's accounts receivable. The Company believes that, at March 31, 2012, concentration of credit risk related to accounts receivable was not significant.
12. Segment and Geographic Information
Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of March 31, 2012, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.
The Company deploys its servers into networks worldwide. As of March 31, 2012, the Company had $210.6 million and $92.9 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2011, the Company had $194.0 million and $99.0 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively.
Akamai sells its services through a direct sales force and through channel partners located both in the United States and abroad. The following table summarizes the percentage of the Company's revenues derived from operations outside of the United States:

	For the Three Months Ended March 31,
	2012	2011
Revenues derived from outside of the United States	28%	30%
Revenues derived from Europe	17%	18%
No single country outside the United States accounted for 10% or more of revenues during these periods. For each of the three-month periods ended March 31, 2012 and 2011, no customer accounted for 10% or more of total revenues.
13. Income Taxes
The Company’s effective income tax rate, including discrete items, was 40.6% and 32.2% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. The discrete items include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the Company's Employee Stock Purchase Plan. For the three months ended March 31, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense. For the three months ended March 31, 2011, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States.
14. Forward Currency Contracts
The assets and liabilities of the Company's international subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other income (expense), net. For the three months ended March 31, 2012 and 2011, the Company recorded net foreign currency losses of $0.4 million and $1.0 million, respectively, in the consolidated statement of operations.

Since 2011, the Company has entered into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income (expense), net. As of March 31, 2012 and 2011, the fair value of the forward currency contracts and the underlying net loss for the three months ended March 31, 2012 and 2011 were deemed to be immaterial.

The Company's foreign currency forward contracts include credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. The Company seeks to minimize counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.
15. Commitments, Contingencies and Guarantees
Operating Lease Commitments
The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through May 2022 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of March 31, 2012 were as follows (in thousands):

Operating Leases
Remaining 2012	$20,709
2013	26,070
2014	24,573
2015	22,183
2016	14,272
Thereafter	39,345
Total	$147,152
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2012 and for the years ending December 31, 2013, 2014, 2015 and 2016, the minimum commitments pursuant to these contracts in effect as of March 31, 2012 were approximately $70.6 million, $23.5 million, $0.7 million, $0.1 million and $0.1 million, respectively. In addition, as of March 31, 2012, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $87.5 million, which are expected to be paid over the next twelve months.
Litigation
On or about October 3, 2007, a purported Akamai shareholder, Vanessa Simmonds, filed a complaint in the U.S. District Court for the Western District of Washington against the underwriters of the Company's 1999 initial public offering of common stock, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal shareholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on October 29, 1999, through at least October 28, 2000. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action but has no liability for the asserted claims. None of the Company’s directors or officers serving in such capacities at the time of its initial public offering are currently named as defendants in this action, but there can be no guarantee that the complaint will not be amended or a new complaint or suit filed to name such directors or officers as defendants in this action or another action alleging a violation of the same provisions of the Securities Exchange Act of 1934, as amended. On March 12, 2009, the Court granted a joint motion by the Company and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on the Company prior to filing her complaint. In its order, the Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation.

Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff's claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court's decision on the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties' petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court. On March 26, 2012, the U.S. Supreme Court reversed the Ninth Circuit holding with respect to the statute of limitations and remanded the case to the district court to determine whether plaintiff knew or should have known of these claims more than two years prior to the date the suits were filed. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of March 31, 2012.
The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.
Guarantees
The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, which is an interpretation of previous accounting statements and a rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of March 31, 2012 was determined to be immaterial.
16. Restructuring
In December 2011, the Company implemented a workforce reduction of approximately 70 employees from all areas of the Company. The Company recorded $4.2 million as a restructuring charge for the amount of one-time benefits provided to affected employees. Included in these costs was a net increase in non-cash stock-based compensation of $0.4 million reflecting a modification of certain stock-based awards previously granted to the affected employees. Additionally, during 2011, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded $0.7 million as a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities.
The following table summarizes the accrual and usage of the restructuring charges (in millions):

	Leases	Severance	Total
Ending Balance, December 31, 2011	$0.6	$3.3	$3.9
Restructuring charge	$—	0.1	0.1
Cash payments	$—	(2.2)	(2.2)
Ending Balance, March 31, 2012	$0.6	$1.2	$1.8
Current portion of accrued restructuring	$0.1	$1.2	$1.3
Long-term portion of accrued restructuring	$0.5	$—	$0.5

17. Subsequent Events
Akamai announced on April 25, 2012 that Paul Sagan, its President and Chief Executive Officer, plans to transition out of such roles by the end of 2013. The Company expects that he will continue as President and Chief Executive Officer until his successor is named.
Also on April 25, 2012, the Company announced that its Board of Directors has authorized a $150.0 million extension of its share repurchase program. This program, which will extend for twelve months beginning in May 2012, authorizes the Company to purchase up to $150.0 million shares of its common stock (see Note 8).

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
We provide services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from sales of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges that apply to actual usage above the monthly minimum. In recent years, however, we have also entered into an increasing number of customer contracts that have minimum usage commitments that are based on quarterly, twelve-month or longer periods. Having a consistent and predictable base level of revenue is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost monthly, quarterly or annual recurring revenue due to customer cancellations or terminations and limiting the impact of price reductions reflected in contract renewals, and build on that base by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.
Recent Events

On April 25, 2012, we announced that Paul Sagan, our President and CEO, plans to transition out of such roles by the end of 2013. We expect that he will continue as President and CEO until his successor is named.
We also announced on April 25, 2012 that our Board of Directors has authorized a $150.0 million extension of our share repurchase program. This program, which will extend for twelve months beginning in May 2012, authorizes us to purchase up to $150 million shares of our common stock.
On February 7, 2012 and March 6, 2012, we acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Blaze Software, Inc., or Blaze, and Cotendo, Inc., or Cotendo, in exchange for $19.3 million and $278.9 million, respectively, in cash and assumption of unvested options. The revenues and expenses generated between the acquisition dates of Blaze and Cotendo andMarch 31, 2012 were not significant to our consolidated statement of operations for the three months ended March 31, 2012 included elsewhere in this report on form 10-Q.
Overview of Financial Results
The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues	32.1	32.3
Research and development expense	5.5	4.6
Sales and marketing expense	21.1	19.3
General and administrative expense	17.4	15.9
Amortization of other intangible assets	1.5	1.5
Restructuring charge	—	—
Total costs and operating expenses	77.6	73.6
Income from operations	22.4	26.4
Interest income	0.5	1.0
Other expense, net	(0.1)	(0.4)
Gain on investments, net	—	—
Income before provision for income taxes	22.8	27.0
Provision for income taxes	9.3	8.7
Net income	13.5%	18.3%
We were profitable in 2011 and for the three months ended March 31, 2012; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:
Revenues and Customers

•
During the first quarter of 2012, we were able to offset lost committed recurring revenues by adding new customers and increasing sales of incremental services to our existing customers. A continuation of this trend could lead to increased overall revenues; however, any such increased revenues would be offset if we experience lower traffic from non-committed revenues or declines in the prices we charge. If we do not offset lost committed revenues in this manner, our overall revenues will decrease.

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

•
During the first quarter of 2012, we experienced an increase in the rate of traffic growth in our video and software download solutions as compared the fourth quarter of 2011. If this trend does not continue, our ability to generate revenue growth could be adversely impacted.

•
Historically, we have experienced seasonal variations of higher revenues in the fourth quarter of the year and lower revenues during the summer months. We primarily attribute such variations to patterns of usage of e-commerce services by our retail customers. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted. Our revenues in the first quarter of 2012 were lower than our revenues in the fourth quarter of 2011.

•
During the first quarter of 2012, revenues derived from customers outside the United States accounted for 28% of our total revenues. For the remainder of 2012, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with the first quarter.

Costs and Expenses

•	During the first quarter of 2012, we continued to reduce our network bandwidth costs per unit and to invest in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs increased during the first quarter of 2012 as compared to the first quarter of 2011 due to traffic growth on our network. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected in 2012.

•
In recent quarters, co-location costs increased and became a higher percentage of total cost of revenues due to continued expansion of our network. By improving our internal-use software to enable us to use servers more efficiently, we believe we can manage the growth of co-location costs by deploying fewer servers. If we are unable to achieve such cost reductions, our profitability will be negatively impacted.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs increased by $3.6 million during the first quarter of 2012 as compared to the same quarter in 2011. Due to expected future purchases of network equipment during 2012, we believe that depreciation expense related to our network equipment will increase during the remainder of 2012. We also expect to continue to enhance and add functionality to our service offerings, which would increase capitalized stock-based compensation expense attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2012 as compared to 2011. All of these increased costs could negatively affect our profitability.

•
We expect to continue to grant restricted stock units, or RSUs, to employees in the future; therefore, we anticipate that stock-based compensation expense will increase. As of March 31, 2012, our total unrecognized compensation costs for stock-based awards were $168.4 million, which we expect to recognize as expense over a weighted average period of 1.5 years. This expense is expected to be recognized through 2016.

•
During the three months ended March 31, 2012, our effective income tax rate was 40.6%. We expect our annual effective income tax rate in 2012 to remain relatively consistent in the remaining quarters of 2012; this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with the accounting guidance for stock-based compensation, any tax planning strategies or the effect of changes in tax laws and regulations.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2012; however, our future results are likely to be affected by the factors discussed in the paragraphs above as well as those identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

•	increase our revenues by adding customers through long-term contracts and limiting customer cancellations and terminations;

•	offset unit price declines for our services with higher volumes of traffic delivered on our network as well as increased sales of our value-added solutions;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth and co-location costs and other operating expenses consistent with our revenues.
As a result, there is no assurance that we will achieve our expected financial objectives, including generating positive net income, in any future period.
Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, goodwill and other intangible assets, capitalized internal-use software costs, impairment and useful lives of long-lived assets, tax reserves, loss contingencies and stock-based compensation costs.

We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2011 for further discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance and disclosure requirements for fair value measurements. This guidance provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and international financial reporting standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. We adopted this guidance during the first quarter of 2012. The adoption of the guidance did not have a material impact on our consolidated financial statements.
In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. We adopted this guidance during the first quarter of 2012. There was no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.
In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. Under the amended guidance, after assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) are optional. We adopted this guidance during the first quarter of 2012. The adoption of the guidance did not have a material impact on our financial condition or results of operations.
Results of Operations
Revenues. Total revenues increased 16%, or $43.5 million, to $319.4 million for the three months ended March 31, 2012 as compared to $276.0 million for the three months ended March 31, 2011. The following table quantifies the contribution to growth in revenues during the periods presented from the different industry verticals in which we sell our services (in millions):

For the Three Months Ended March 31, 2012 as compared to 2011
Media & Entertainment	$16.3
Commerce	12.5
Enterprise	6.1
High Tech	7.3
Public Sector	1.3
Total net increase	$43.5
A significant portion of the increase in revenues for the three months ended March 31, 2012 as compared to the same period in 2011 was driven by increased revenues from our media and entertainment vertical due to traffic growth stemming from increased online media consumption. Revenues from our commerce and enterprise verticals increased due to growth in application and cloud performance solutions sold to customers in these verticals. Revenues from our high tech vertical grew as demand for cloud performance solutions increased. Our revenues from the public sector vertical for the three months ended March 31, 2012 as compared to the same period in 2011 did not change by a material amount.
For the three month periods ended March 31, 2012 and 2011, approximately 28% and 30%, respectively, of our revenues were derived from our operations located outside of the United States, including 17% derived from Europe during the three-month period ended March 31, 2012 and 18% derived from Europe during the three-month period ended March 31, 2011. No single country outside of the United States accounted for 10% or more of revenues during these periods. For the three month periods ended March 31, 2012 and 2011, resellers accounted for 21% and 18% of revenues, respectively. For each of the three-month periods ended March 31, 2012 and 2011, no single customer accounted for 10% or more of revenues.
Cost of Revenues. Cost of revenues was comprised of the following (in millions) for the periods presented:

	For the Three Months Ended March 31,
	2012	2011
Bandwidth and service-related fees	$27.3	$22.0
Co-location fees	33.8	30.0
Payroll and related costs of network operations personnel	4.5	3.8
Stock-based compensation, including amortization of prior capitalized amounts	2.4	2.6
Depreciation and impairment of network equipment	26.8	22.9
Amortization of internal-use software	7.8	7.8
Total cost of revenues	$102.6	$89.1
Cost of revenues increased 15%, or $13.5 million, to $102.6 million for the three months ended March 31, 2012 as compared to $89.1 million for the three months ended March 31, 2011. This increase was primarily due to:

•	an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit;

•	an increase in co-location costs as we deployed more servers worldwide; and

•	an increase in depreciation expense of network equipment as we continued to invest in our infrastructure.
Cost of revenues during the three months ended March 31, 2012 and 2011 also included credits received of approximately $2.0 million and $1.3 million, respectively, from settlements and renegotiated contracts entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, are unpredictable.
We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2012 and for the years ending December 31, 2013, 2014, 2015 and 2016, we estimate that the minimum commitments related to bandwidth usage and co-location services under agreements currently in effect are approximately $70.6 million, $23.5 million, $0.7 million, $0.1 million and $0.1 million, respectively.
We believe that cost of revenues will increase during the remaining quarters of 2012 as compared to the three-month period ended March 31, 2012. We expect to deploy more servers and deliver more traffic on our network, which would result in higher expenses associated with the increased traffic and co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for the remainder of 2012, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.
Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development expenses increased 39%, or $4.9 million, to $17.5 million for the three months ended March 31, 2012 as compared to $12.6 million for the three months ended March 31, 2011. The increase during the three months ended March 31, 2012 as compared to the same period in 2011 was due to increases in payroll and related costs and stock-based compensation, partially offset by increases in capitalized salaries and related costs.
Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. During the three months ended March 31, 2012 and 2011, we capitalized software development costs of $12.3 million and $9.9 million, respectively, net of impairments. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three months ended March 31, 2012 and 2011, we capitalized $2.2 million and $1.8 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.
The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2012 as compared to 2011
Payroll and related costs	$5.4
Stock-based compensation	1.2
Capitalized salaries and related costs	(2.4)
Other expenses	0.7
Total net increase	$4.9
We believe that research and development expenses, in absolute dollar terms, will increase slightly in the remaining quarters of 2012 as compared to the first quarter of 2012 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our existing service offerings.
Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.
Sales and marketing expenses increased 26%, or $13.9 million, to $67.3 million for the three months ended March 31, 2012 as compared to $53.4 million for the three months ended March 31, 2011. The increase in sales and marketing expenses during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to higher payroll and related costs as well as increases in stock-based compensation and marketing and related costs.
The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2012 as compared to 2011
Payroll and related costs	$6.0
Stock-based compensation	3.3
Marketing and related costs	3.8
Other expenses	0.8
Total net increase	$13.9
We believe that sales and marketing expenses will increase, in absolute dollar terms, during the remaining quarters of 2012 as compared to the first quarters of 2012 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued headcount growth in our sales and marketing organization.
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
General and administrative expenses increased 27%, or $11.8 million, to $55.7 million for the three months ended March 31, 2012 as compared to $43.9 million for the three months ended March 31, 2011. The increase in general and administrative expenses for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to acquisition costs in connection with the acquisitions of Cotendo and Blaze and higher payroll and related costs as a result of headcount growth, stock-based compensation, non-income taxes and other expenses such as purchases of small furniture and equipment at amounts below our capitalization policy. These increases were partially offset by reductions in legal fees.
The following table quantifies the changes in various components of our general and administrative expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2012 as compared to 2011
Payroll and related costs	$3.6
Stock-based compensation	0.6
Depreciation and amortization	0.4
Facilities-related costs	0.3
Legal fees	(0.4)
Non-income taxes	0.8
Acquisition related costs	4.9
Other expenses	1.6
Total net increase	$11.8
During the remaining quarters of 2012, we expect general and administrative expenses to increase, in absolute dollar terms, as compared to the first quarter of 2012 due to anticipated higher payroll and related costs attributable to increased hiring as well as facilities and related costs, offset by an expected reduction in acquisition related costs.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 11%, or $0.5 million, to $4.8 million for the three months ended March 31, 2012 as compared to $4.3 million for the three months ended March 31, 2011. The increase in amortization of other intangible assets for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to the amortization of assets related to the acquisitions of Blaze and Cotendo. Based on our intangible assets at March 31, 2012, we expect amortization of other intangible assets to be approximately $16.9 million for the remainder of 2012, and $22.4 million, $16.1 million, $12.3 million and $9.1 million for 2013, 2014, 2015 and 2016, respectively.
Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 45%, or $1.3 million, to $1.6 million for the three months ended March 31, 2012 as compared to $3.0 million for the three months ended March 31, 2011. The decreases were due to lower interest rates earned on our investments during the comparable period.
Other Expense, net. Other expense, net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. Other expense, net for the three months ended March 31, 2012 decreased to $0.4 million as compared to $1.0 million for the three months ended March 31, 2011.

The decrease in other expense, net for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to foreign exchange rate fluctuations. Other expense, net may fluctuate in the future based upon changes in foreign exchange rates, the outcome of legal proceedings or other events.
Provision for Income Taxes. For the three months ended March 31, 2012 and 2011, our effective income tax rate, including discrete items, was 40.6% and 32.2%, respectively. For the three months ended March 31, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense. For the three months ended March 31, 2011, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes increased 23%, or $5.5 million, to $29.6 million for the three months ended March 31, 2012 as compared to $24.1 million for the three months ended March 31, 2011. The increase in the three months ended March 31, 2012 as compared to the same period in 2011 was mainly due to the increase in estimated equity compensation for the year, a change in the composition of projected income in different jurisdictions, and the expiration of the federal research and development tax credit in 2011.
While we expect our effective income tax rate for the remaining quarters of 2012 to remain relatively consistent with the rate in the first quarter of 2012, this expectation does not take into consideration the effect of discrete items that may be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

In determining our net deferred tax assets and valuation allowances, annualized effective tax rates, and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

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
Non-GAAP Measures
In addition to the financial measurements reflected in our financial statements that have been prepared in accordance with GAAP, we also compile and monitor certain non-GAAP financial measures related to the performance of our business. We typically discuss the non-GAAP financial measures described below on our quarterly public earnings release calls. A “non-GAAP financial measure” is a numerical measure of a company’s historical or future financial performance that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations.
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
The following table reconciles GAAP net income to normalized net income and normalized net income per diluted share for the periods presented:

	Unaudited
	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Net income	$43,227	$50,617
Amortization of other intangible assets	4,767	4,277
Stock-based compensation	20,924	15,712
Amortization of capitalized stock-based compensation	1,755	2,065
Acquisition-related costs (benefits)	4,452	(440)
Restructuring charge	60	—
Total normalized net income	$75,185	$72,231
Normalized net income per diluted share	$0.41	$0.38
Shares used in per share calculations	182,342	191,383
We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trend. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as net income determined in accordance with GAAP excluding interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition-related costs and benefits, certain gains and losses on investments, foreign exchange gains and losses, loss on early extinguishment of debt and gains or losses on legal settlements.
The following table reconciles GAAP net income to Adjusted EBITDA for the periods presented:

	Unaudited
	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$43,227	$50,617
Amortization of other intangible assets	4,767	4,277
Stock-based compensation	20,924	15,712
Amortization of capitalized stock-based compensation	1,755	2,065
Acquisition-related costs (benefits)	4,452	(440)
Restructuring charge	60	—
Interest income, net	(1,646)	(2,960)
Provision for income taxes	29,557	24,056
Depreciation and amortization	39,112	34,792
Other expense, net	441	1,035
Adjusted EBITDA	$142,649	$129,154
Liquidity and Capital Resources
To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.
As of March 31, 2012, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities and commercial paper totaled $978.7 million. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
Net cash provided by operating activities was $92.5 million for the three months ended March 31, 2012, compared to $88.5 million for the three months ended March 31, 2011. The increase in cash provided by operating activities for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to an increase in depreciation and amortization of intangible assets, an increase in stock based compensation and a reduction in cash used in working capital, partially offset by a decrease in net income and an increase in excess tax benefits of stock-based compensation. We expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.
Net cash used in investing activities was $498.2 million for the three months ended March 31, 2012, compared to $74.5 million of net cash used in investing activities for the three months ended March 31, 2011. Cash used in investing activities for the three months ended March 31, 2012 reflects cash paid for the acquisitions of Blaze and Cotendo of $291.6 million, net of cash received and purchases of property and equipment of $43.3 million, including $12.9 million related to the capitalization of internal-use software development costs. Cash used in investing activities for the three months ended March 31, 2012 also reflects net purchases of short- and long-term marketable securities of $163.2 million. Cash used in investing activities for the three months ended March 31, 2011 reflects net purchases of short- and long-term marketable securities of $28.3 million and purchases of property and equipment of $46.2 million, including $10.6 million related to the capitalization of internal-use software development costs. For 2012, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 13% to 16% of total revenues for the year, which reflects our plan to continue expansion of our network capacity to meet expected future traffic growth. We expect to fund such capital expenditures through cash generated from operations.
Net cash used in financing activities was $9.1 million for the three months ended March 31, 2012, as compared to $30.7 million in net cash used in financing activities for the three months ended March 31, 2011. Cash used in financing activities during the three months ended March 31, 2012 consisted of $7.9 million related to a common stock repurchase program as described more fully below, as well as $21.7 million used for taxes paid related to net share settlements of equity awards. This was offset by cash provided by financing activities for the three months ended March 31, 2012 of $13.4 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $7.1 million from issuances of common stock upon exercises of stock options under our stock option plans. Cash used in financing activities during the three months ended March 31, 2011 consisted of $43.7 million related to our common stock repurchase program. This was offset by cash provided by financing activities during the three months ended March 31, 2011 of $9.0 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $4.0 million from issuances of common stock upon exercises of stock options under our stock option plans.
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
The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Three Months Ended March 31,
	2012	2011
Cash, cash equivalents and marketable securities balance as of December 31, 2011 and 2010, respectively	$1,230.0	$1,243.4
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	330.9	291.1
Payments to vendors	(180.6)	(154.4)
Payments for employee payroll	(94.1)	(93.1)
Stock option exercises	7.1	4.0
Cash used in business acquisitions, net of cash acquired	(291.6)	(0.2)
Employee taxes paid related to net share settlement of equity awards	(21.7)	—
Common stock repurchases	(7.9)	(43.7)
Realized and unrealized (losses) gains on marketable investments and other investment-related assets, net	0.5	1.1
Interest income	1.6	3.0
Other	4.5	6.0
Net (decrease) increase	(251.3)	13.8
Cash, cash equivalents and marketable securities balance as of March 31, 2012 and 2011, respectively	$978.7	$1,257.2
In April 2010, our Board of Directors authorized a $150.0 million stock repurchase program. In April 2011, our Board of Directors authorized a one-year $150.0 million extension to our stock repurchase program commencing in May 2011. On August 8, 2011, our Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. As a result, the total authorized funding for stock repurchases during this twelve-month period was $400.0 million. In April 2012, the Board of Directors authorized an additional one year $150.0 million extension of such stock repurchase program which began in May 2012. Unused amounts from the program covering the twelve-month period that began in May 2011 cannot be carried over to the extension. During the three months ended March 31, 2012, we repurchased 0.2 million shares of common stock for an aggregate of $7.9 million at an average price of $35.45 per share. During the three months ended March 31, 2011, we repurchased 1.0 million shares of common stock for an aggregate of $42.8 million at an average price of $41.60 per share. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities. See Item 2 of Part II of this quarterly report on Form 10-Q for more detailed information about our repurchases.
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
Contractual Obligations, Contingent Liabilities and Commercial Commitments
The following table presents our contractual obligations and commercial commitments, as of March 31, 2012, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations as of March 31, 2012	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
Bandwidth and co-location agreements	$95.1	$80.3	$14.6	$0.1	$0.1
Real estate operating leases	147.2	27.4	50.0	33.8	36.0
Open vendor purchase orders	87.5	87.5	—	—	—
Total	$329.8	$195.2	$64.6	$33.9	$36.1
In accordance with authoritative guidance issued by the FASB, as of March 31, 2012, we had unrecognized tax benefits of $24.2 million, which included approximately $5.0 million of accrued interest and penalties. We do not expect to recognize any material tax benefits in 2012, but we are not otherwise able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized tax benefits and related obligations.
Letters of Credit
As of March 31, 2012, we had $5.9 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. These irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.
Off-Balance Sheet Arrangements
We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2012 was determined to be immaterial.
As of March 31, 2012, we did not have any additional material off-balance sheet arrangements.
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
Foreign Currency Risk
Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate that could impact our business, differing tax structures and other regulations and restrictions. Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies. We do not enter into financial instruments for trading or speculative purposes.

Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other expense, net. Foreign currency transaction gains and losses were determined to be immaterial during the three months ended March 31, 2012.

Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial condition as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheet under accumulated other comprehensive income (loss).

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. 0 single customer accounted for more than 10% of accounts receivables as of March 31, 2012. As of December 31, 2011, one customer had an account receivable balance greater than 10% of our accounts receivable. We believe that, at March 31, 2012, concentration of credit risk related to accounts receivable was not significant.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2011 for a discussion of legal proceedings. Except as set forth below, there were no material developments in such legal proceedings during the quarter ended March 31, 2012.

In the matter in which Vanessa Simmonds has alleged certain Section 16(b) claims against us as a nominal defendant, on March 26, 2012, the U.S. Supreme Court reversed the Ninth Circuit holding with respect to the statute of limitations and remanded the case to the district court to determine whether plaintiff knew or should have known of these claims more than two years prior to the date the suits were filed.

Item 1A.	Risk Factors
The following are certain of the important factors, among others, that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.
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
Our future operating results will depend on our ability to manage our operations. In the past, we have restructured aspects of our operations and made other adjustments to our organization in response to management changes, product changes, performance issues and other internal and external considerations, and we may take similar actions in the future. Such actions can result in a lack of focus and reduced productivity.

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
An Internet Protocol address, or IP address, is a numerical label that is assigned to any device connecting to the Internet. Today, the functioning of the Internet is dependent on the use of Internet Protocol version 4, or IPv4, the fourth version of the Internet Protocol, which uses 32-bit addresses. We currently rely on the acquisition of IP addresses for the functioning and expansion of our network and expect such reliance to continue in the future. There are, however, only a finite number of IPv4 addresses. It is possible that the number of unallocated IPv4 addresses may be exhausted within one to two years. Internet Protocol version 6, or IPv6, uses 128-bit addresses and has been designed to succeed IPv4 and alleviate the expected exhaustion of unallocated addresses under that version. While IPv4 and IPv6 will co-exist for some period of time, eventually all Internet users and companies will need to transition to IPv6. While we have been developing plans for the transition to IPv6 and ensuring that we are prepared to meet our needs and those of our customers for both IPv4- and IPv6-based technology, there is no guarantee that such plans will be effective. If we are unable to obtain the IPv4 addresses we need, on financial terms acceptable to us or at all, before we or other entities that rely on the Internet can transition to IPv6, our current and future operations could be materially harmed. If there is not a timely and successful transition to IPv6 by Internet users generally, the Internet could function less effectively, which could damage numerous businesses, the economy generally and the prospects for future growth of the Internet as a medium for transacting business. This could, in turn, be harmful to our financial condition and results of operation.
As part of our business strategy, we have entered, and may seek to enter, into business combinations, acquisitions, and other strategic relationships that may be difficult to integrate, disrupt our business, dilute stockholder value and divert management attention.
We have completed numerous acquisitions in recent years. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. We may also enter into other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the difficulty of integrating the operations and personnel of acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the transactions and potential unknown liabilities associated with acquired businesses. Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition or combination. If we are not successful in completing acquisitions or other strategic transactions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities. Technology sharing or other strategic relationships we enter into may give rise to disputes over intellectual property ownership, operational responsibilities and other significant matters. Such disputes may be expensive and time-consuming to resolve.
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
Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. On April 25, 2012, we announced that our President and CEO plans to transition out of such roles by the end of 2013 and the search for a replacement is under way. Any search for a CEO can be lengthy. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term. We compensate our officers and employees in part through equity incentives, including stock options. Some of these stock options held by our officers and employees have exercise prices in excess of the current market price of our common stock, which has diminished the retentive value of such options. The loss of the services of any of our key employees could hinder or delay the implementation of our business model and the development and introduction of, and negatively impact our ability to sell, our services.
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
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believe are infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention from our management and technical personnel, and the outcomes are unpredictable. Developments and changes in patent law, such as changes in interpretations of the joint infringement standard, could also restrict how we enforce certain patents we hold. Monitoring unauthorized use of our services is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced.
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
We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our system of internal controls was effective as of the date of our most recent quarter, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price.
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

Recent scientific studies and other news reports suggest the possibility of global climate change. In response, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. In addition, our customers may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. Our deployed network of tens of thousands of servers consumes significant energy resources, including those generated by the burning of fossil fuels. It is possible that future regulatory or legislative initiatives or customer demands could affect the costs of operating our network of servers and our other operations. Such costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenues and damage to our reputation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (5)
January 1, 2012 – January 31, 2012	—	$—	—	$129,677,822
February 1, 2012 – February 29, 2012	129,989	$34.81	129,989	$125,152,553
March 1, 2012 – March 31, 2012	93,232	$36.34	93,232	$121,764,485
Total	223,221		223,221

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program (see note 4 below). All repurchases were made in open market transactions.

(3)	Includes commissions paid.

(4)
In April 2011, we announced that our Board of Directors had approved a one-year stock repurchase program for up to $150.0 million of our common stock; such program began in May 2011. On August 8, 2011, our Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve month period that commenced in May 2011. Such approval increased the total authorized funding to $400.0 million. On April 25, 2012, we announced that our Board of Directors had authorized a $150.0 million extension of our share repurchase program. This program will extend for twelve months beginning in May 2012. See Note 8 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Akamai Technologies, Inc.

May 10, 2012	By:	/s/ JAMES BENSON
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.52	Form of Stock Option Grant Agreement for Directors

Exhibit 10.53	Form of Deferred Stock Unit Grant Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Comprehensive income for the three months ended March 31, 2012 and 2011(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.