Form 10-Q
period 2012-06-30
AKAMAI TECHNOLOGIES INC
filed 2012-08-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 6, 2012: 177,306,488

Table of Contents

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$182,996	$559,197
Marketable securities (including restricted securities of $53 at June 30, 2012)	313,564	290,029
Accounts receivable, net of reserves of $5,391 and $4,555 at June 30, 2012 and December 31, 2011, respectively	206,316	210,936
Prepaid expenses and other current assets	47,285	55,414
Deferred income tax assets	6,444	6,444
Total current assets	756,605	1,122,020
Property and equipment, net	315,866	293,043
Marketable securities (including restricted securities of $42 at June 30, 2012 and December 31, 2011, respectively)	521,885	380,729
Goodwill	709,668	452,914
Other intangible assets, net	84,056	45,386
Deferred income tax assets	43,182	43,485
Other assets	14,314	7,924
Total assets	$2,445,576	$2,345,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,546	$38,247
Accrued expenses and other current liabilities	94,608	85,371
Deferred revenue	26,072	21,344
Accrued restructuring	626	3,430
Total current liabilities	165,852	148,392
Other liabilities	63,249	38,389
Deferred revenue	1,842	2,470
Total liabilities	230,943	189,251
Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 198,334,880 shares issued and 177,871,256 shares outstanding at June 30, 2012 and 195,561,243 shares issued and 177,504,624 shares outstanding at December 31, 2011	1,993	1,959
Additional paid-in capital	5,117,093	5,068,235
Accumulated other comprehensive loss	(4,108)	(1,259)
Treasury stock, at cost, 20,463,624 shares at June 30, 2012 and 18,056,619 shares at December 31, 2011	(558,120)	(482,994)
Accumulated deficit	(2,342,225)	(2,429,691)
Total stockholders’ equity	2,214,633	2,156,250
Total liabilities and stockholders’ equity	$2,445,576	$2,345,501
The accompanying notes are an integral part of the consolidated financial statements.
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues	$331,306	$276,989	$650,754	$552,942
Costs and operating expenses:
Cost of revenues	107,457	89,647	210,023	178,715
Research and development	17,542	11,006	35,022	23,600
Sales and marketing	75,882	52,837	143,172	106,202
General and administrative	57,997	45,975	113,703	89,876
Amortization of other intangible assets	5,463	4,292	10,230	8,569
Restructuring (benefit) charge	(46)	—	14	—
Total costs and operating expenses	264,295	203,757	512,164	406,962
Income from operations	67,011	73,232	138,590	145,980
Interest income	1,622	3,021	3,255	5,972
Other income (expense), net	1,131	(107)	690	(1,142)
Gain on investments, net	4	75	17	84
Income before provision for income taxes	69,768	76,221	142,552	150,894
Provision for income taxes	25,529	28,300	55,086	52,356
Net income	$44,239	$47,921	$87,466	$98,538
Net income per weighted average share:
Basic	$0.25	$0.26	$0.49	$0.53
Diluted	$0.24	$0.25	$0.48	$0.52
Shares used in per share calculations:
Basic	178,547	186,612	178,333	186,731
Diluted	181,817	190,179	182,080	190,781

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$44,239	$47,921	$87,466	$98,538
Other comprehensive income:
Foreign currency translation adjustments	(3,702)	1,782	(3,030)	4,388
Change in unrealized (loss) gain on investments, net	(161)	1,580	294	2,677
Income tax benefit (expense) related to unrealized (loss) gain on investments, net	62	(605)	(113)	(1,025)
Other comprehensive (loss) income	(3,801)	2,757	(2,849)	6,040
Comprehensive income	$40,438	$50,678	$84,617	$104,578

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$87,466	$98,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,746	82,467
Stock-based compensation expense	46,545	27,324
Provision for doubtful accounts	284	454
Excess tax benefits from stock-based compensation	(15,049)	(10,850)
(Gain) loss on investments and disposal of property and equipment, net	(204)	4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,387	456
Prepaid expenses and other current assets	8,972	841
Accounts payable, accrued expenses and other current liabilities	10,141	(5,713)
Deferred revenue	4,141	(2,182)
Accrued restructuring	(2,869)	(32)
Other non-current assets and liabilities	495	9,052
Net cash provided by operating activities	242,055	200,359
Cash flows from investing activities:
Cash paid for acquisition of businesses, net of cash acquired	(291,638)	(550)
Purchases of property and equipment	(72,620)	(68,525)
Capitalization of internal-use software costs	(26,263)	(20,450)
Purchases of short- and long-term marketable securities	(416,494)	(578,135)
Proceeds from sales of short- and long-term marketable securities	110,161	272,709
Proceeds from maturities of short- and long-term marketable securities	141,424	238,428
Proceeds from the sale of property and equipment	12	88
Decrease in restricted investments held for security deposits	—	221
Net cash used in investing activities	(555,418)	(156,214)
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option plans and employee stock purchase plans	22,569	12,122
Excess tax benefits from stock-based compensation	15,049	10,850
Employee taxes paid related to net share settlement of equity awards	(24,196)	(3,507)
Repurchases of common stock	(75,126)	(92,613)
Net cash used in financing activities	(61,704)	(73,148)
Effects of exchange rate changes on cash and cash equivalents	(1,134)	2,766
Net decrease in cash and cash equivalents	(376,201)	(26,237)
Cash and cash equivalents at beginning of period	559,197	231,866
Cash and cash equivalents at end of period	$182,996	$205,629

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35,563	$17,898
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$4,133	$3,465

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
In September 2011, the FASB issued amended guidance that simplifies how entities test goodwill for impairment. Under the amended guidance, after assessment of certain qualitative factors, if an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) are optional. The Company adopted this guidance during the first quarter of 2012. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.
3. Business Acquisitions
In February and March 2012, the Company acquired Blaze Software, Inc. ("Blaze") and Cotendo, Inc. ("Cotendo"), respectively. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s consolidated financial results. The total amount of acquisition related costs for the acquisitions of Blaze and Cotendo was $4.8 million for the six months ended June 30, 2012. These costs were included in general and administrative costs in the consolidated statements of operations.

Blaze
On February 7, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Blaze in exchange for $19.3 million in cash and assumption of unvested options. Akamai acquired Blaze with a goal of complementing Akamai's site acceleration solutions with technology designed to optimize the speed at which a web page is rendered. The Company allocated $15.1 million of the cost of the acquisition to goodwill and $5.1 million to other intangible assets. The total weighted average useful life of the intangible assets acquired from Blaze is 5.3 years. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, a trained technical workforce in place in Canada and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Blaze expected to be deducted for tax purposes is $13.5 million.
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
The following table presents the preliminary allocation of the purchase price for Cotendo:

(in thousands)
Total purchase consideration	$278,877
Allocation of the purchase consideration
Current assets, including cash and cash equivalents of $6,405	$6,751
Trade receivables	2,920
Property and equipment	5,812
Indemnification assets	6,200
Long-term assets	75
Identifiable intangible assets	43,800
Goodwill	241,686
Deferred tax liabilities	(22,934)
Other liabilities assumed	(5,433)
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
The total weighted average amortization period for the intangible assets acquired from Cotendo is 7.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total amount of goodwill related to the acquisition of Cotendo expected to be deducted for tax purposes is $55.8 million.
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
The following is a summary of marketable securities held at June 30, 2012 and December 31, 2011 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
As of June 30, 2012	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$95	$—	$—	$95	$53	$42
Commercial paper	4,992	—	(3)	4,989	4,989	—
Corporate debt securities	653,796	1,111	(602)	654,305	308,522	345,783
U.S. government agency obligations	176,067	66	(73)	176,060	—	176,060
	$834,950	$1,177	$(678)	$835,449	$313,564	$521,885
		Gross Unrealized			Classification on Balance Sheet
As of December 31, 2011	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$42	$—	$—	$42	$—	$42
Corporate debt securities	524,515	873	(580)	524,808	285,012	239,796
U.S. government agency obligations	145,995	78	(165)	145,908	5,017	140,891
	$670,552	$951	$(745)	$670,758	$290,029	$380,729

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. Realized gains and losses are reflected in the income statement as gain (loss) on investments, net. As of June 30, 2012, the Company did not hold any investment-related assets that have been in a continuous loss position for more than 12 months.
The following tables detail the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	June 30, 2012	Level 1	Level 2	Level 3
Money market funds	$2,782	$2,782	$—	$—
Certificates of deposit	4,292	4,292	—	—
Commercial paper	4,989	—	4,989	—
Corporate debt securities	654,305	—	654,305	—
U.S. government agency obligations	176,060	—	176,060	—
	$842,428	$7,074	$835,354	$—

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	December 31, 2011	Level 1	Level 2	Level 3
Money market funds	$302,507	$302,507	$—	$—
Certificates of deposit	42	42	—	—
Commercial paper	57,498	—	57,498	—
Corporate debt securities	524,808	—	524,808	—
U.S. government agency obligations	145,908	—	145,908	—
	$1,030,763	$302,549	$728,214	$—
As of June 30, 2012 and December 31, 2011, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2012 and December 31, 2011, the Company had grouped commercial paper, U.S. government agency obligations and corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. As of June 30, 2012 and December 31, 2011, the Company had no assets grouped using a Level 3 valuation.
Contractual maturities of the Company’s marketable securities held at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Available-for-sale securities:
Due in 1 year or less	$313,564	$290,029
Due after 1 year through 5 years	521,885	380,729
	$835,449	$670,758
5. Accounts Receivable
Net accounts receivable consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Trade accounts receivable	$143,804	$142,166
Unbilled accounts	67,903	73,325
Gross accounts receivable	211,707	215,491
Allowance for doubtful accounts	(1,706)	(1,627)
Reserve for cash-basis customers	(3,685)	(2,928)
Total accounts receivable reserves	(5,391)	(4,555)
Accounts receivable, net	$206,316	$210,936
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
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Payroll and other related benefits	$41,451	$39,920
Bandwidth and co-location	25,829	29,291
Property, use and other taxes	21,829	9,923
Professional service fees	3,750	4,162
Other	1,749	2,075
Total	$94,608	$85,371
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
The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$44,239	$47,921	$87,466	$98,538
Denominator:
Shares used for basic net income per common share	178,547	186,612	178,333	186,731
Effect of dilutive securities:
Stock options	2,092	2,810	2,259	3,081
RSUs and deferred stock units	1,178	757	1,488	969
Shares used for diluted net income per common share	181,817	190,179	182,080	190,781
Basic net income per common share	$0.25	$0.26	$0.49	$0.53
Diluted net income per common share	$0.24	$0.25	$0.48	$0.52
Outstanding stock options to acquire an aggregate of 2.4 million and 2.5 million shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2012 and 2011, respectively, because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective period. As a result, the effect of including these options would be anti-dilutive. Similarly, outstanding stock options to acquire an aggregate of 2.3 million and 2.1 million shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2012 and 2011, respectively, because the exercise prices of the stock options were greater than the average market price of the Company's common stock during the respective periods, and the effect of including these stock options would be anti-dilutive. Additionally, 1.5 million and 1.6 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2012, respectively, and 2.9 million and 3.0 million shares of common stock issuable in respect of outstanding performance-based RSUs were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2011, respectively, because the underlying performance conditions for such RSUs had not been met as of those dates.
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
8. Stockholders’ Equity
Stock Repurchase Program
On April 28, 2010, the Company announced that its Board of Directors had authorized a $150.0 million stock repurchase program of the Company’s common stock from time to time, over the twelve months commencing in May 2010, on the open market or in privately negotiated transactions. On April 19, 2011, the Company’s Board of Directors authorized a an extension of the stock repurchase program authorizing up to an additional $150.0 million of repurchases over the twelve months commencing in May 2011. The unused balance from the May 2010 repurchase program was not carried forward for future purchases. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. As a result, the total authorized funding for stock repurchases during that twelve-month period increased to $400.0 million. On April 25, 2012, the Company announced that its Board of Directors had authorized an extension of its share repurchase program. Under this extension, the Company may purchase up to $150.0 million of its common stock during the twelve-month period beginning in May 2012. The unused balance from the May and August 2011 extensions was not carried forward for future purchases. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws, the Company may choose to suspend or discontinue the repurchase program at any time.
During the three and six months ended June 30, 2012, the Company repurchased 2.2 million and 2.4 million shares, respectively, of its common stock for $67.2 million and $75.1 million, respectively. During the three and six months ended June 30, 2011, the Company repurchased 1.5 million and 2.6 million shares of its common stock for $50.5 million and $93.3 million, respectively. As of June 30, 2012, the Company had $104.9 million remaining available for future purchases of shares under the current repurchase program.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation by type of award:
Stock options	$4,366	$3,420	$7,466	$7,206
Deferred stock units	1,885	1,885	1,885	1,885
RSUs	19,734	6,528	38,462	18,648
Shares issued under the Employee Stock Purchase Plan	1,471	1,420	2,865	3,050
Amounts capitalized as internal-use software	(1,835)	(1,641)	(4,133)	(3,465)
Total stock-based compensation before income taxes	25,621	11,612	46,545	27,324
Less: Income tax benefit	(9,375)	(4,311)	(17,872)	(9,373)
Total stock-based compensation, net of taxes	$16,246	$7,301	$28,673	$17,951
Effect of stock-based compensation on income by line item:
Cost of revenues	$884	$590	$1,567	$1,145
Research and development expense	4,901	2,124	8,831	4,886
Sales and marketing expense	10,994	5,315	21,128	12,161
General and administrative expense	8,842	3,583	15,019	9,132
Provision for income taxes	(9,375)	(4,311)	(17,872)	(9,373)
Total cost related to stock-based compensation, net of taxes	$16,246	$7,301	$28,673	$17,951
In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and six months ended June 30, 2012 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $1.9 million and $3.7 million, respectively, before taxes. The Company's consolidated statements of operations for the three and six months ended June 30, 2011 also include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $1.9 million and $4.0 million, respectively, before taxes.
9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity and consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(4,480)	$(1,450)
Net unrealized gain on investments, net of taxes of $(127) at June 30, 2012 and $(14) at December 31, 2011	372	191
Total accumulated other comprehensive loss	$(4,108)	$(1,259)
10. Goodwill and Other Intangible Assets
The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred between 2000 and 2012. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. In February 2012, the Company recorded goodwill of $15.1 million and acquired other intangible assets of $5.1 million as a result of the acquisition of Blaze. In March 2012, the Company recorded goodwill of $241.7 million and acquired other intangible assets of $43.8 million as a result of the acquisition of Cotendo. (See Note 3) In accordance with current accounting standards, goodwill will not be amortized as it does not qualify as an amortizable intangible asset. The Company will test goodwill for impairment at least annually as required by the accounting guidance for goodwill and other intangible assets.
The changes in the carrying amount of goodwill for the three and six months ended June 30, 2012 were as follows:

(in thousands)
Balance as of December 31, 2011	$452,914
Purchase price allocation associated with Blaze acquisition	15,068
Purchase price allocation associated with Cotendo acquisition	241,646
Balance as of March 31, 2012	$709,628
Purchase price adjustment associated with Cotendo acquisition	40
Balance as of June 30, 2012	$709,668
Other intangible assets that are subject to amortization consist of the following (in thousands except for years):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technology	$63,631	$(27,615)	$36,016	6
Customer relationships	102,100	(64,579)	37,521	9
Non-compete agreements	14,440	(6,357)	8,083	5
Trademarks and trade names	3,300	(864)	2,436	9
Acquired license rights	490	(490)	—	10
Total	$183,961	$(99,905)	$84,056

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technology	$36,731	$(22,913)	$13,818	6
Customer relationships	88,700	(60,202)	28,498	9
Non-compete agreements	8,340	(5,270)	3,070	4
Trademarks and trade names	800	(800)	—	4
Acquired license rights	490	(490)	—	10
Total	$135,061	$(89,675)	$45,386
Aggregate expense related to amortization of other intangible assets for the three months ended June 30, 2012 and 2011 was $5.5 million and $4.3 million, respectively. For the six months ended June 30, 2012 and 2011, aggregate expense related to the amortization of other intangible assets was $10.2 million and $8.6 million, respectively. Based on the Company’s other intangible assets as of June 30, 2012, aggregate expense related to amortization of other intangible assets is expected to be $10.7 million for the remainder of 2012, and $22.9 million, $17.6 million, $13.9 million and $9.5 million for 2013, 2014, 2015 and 2016, respectively.
11. Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances with major financial institutions that the Company believes are of high credit standing.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. No single customer accounted for more than 10% of accounts receivable as of June 30, 2012. As of December 31, 2011, one customer accounted for more than 10% of the Company's accounts receivable. The Company believes that, at June 30, 2012, concentration of credit risk related to accounts receivable was not significant.
12. Segment and Geographic Information
Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is its Chief Executive Officer and executive management team. As of June 30, 2012, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.
The Company deploys its servers into networks worldwide. As of June 30, 2012, the Company had $220.5 million and $95.4 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2011, the Company had $194.0 million and $99.0 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively.
Akamai sells its services through a direct sales force and through channel partners located both in the United States and abroad. The following table summarizes the percentage of the Company's revenues derived from operations outside of the United States:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues derived from outside of the United States	27%	30%	28%	30%
Revenues derived from Europe	17%	18%	17%	18%
No single country outside the United States accounted for 10% or more of revenues during these periods. For each of the three- and six-month periods ended June 30, 2012 and 2011, no customer accounted for 10% or more of total revenues.
13. Income Taxes
The Company’s effective income tax rate, including discrete items, was 38.6% and 34.7% for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. The discrete items include the tax effect of disqualifying dispositions of incentive stock options and shares purchased under the Company's Employee Stock Purchase Plan. For the six months ended June 30, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effect of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense. For the six months ended June 30, 2011, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions that was taxed at lower rates compared to the statutory tax rates in the United States along with utilization of available research and development tax credits.
14. Forward Currency Contracts
The assets and liabilities of the Company's international subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other income (expense), net. For the three and six months ended June 30, 2012, the Company recorded net foreign currency gains of $1.0 million and $0.5 million, respectively, in the consolidated statement of operations. For the three and six months ended June 30, 2011, the Company recorded net foreign currency losses of $0.1 million and $1.1 million, respectively, in the consolidated statement of operations.

Since 2011, the Company has entered into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income (expense), net. As of June 30, 2012 and 2011, the fair value of the forward currency contracts and the underlying net loss for the three and six months ended June 30, 2012 and 2011 were deemed to be immaterial.

The Company's foreign currency forward contracts include credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. The Company seeks to minimize counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.
15. Commitments, Contingencies and Guarantees
Operating Lease Commitments
The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through May 2022 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of June 30, 2012 were as follows (in thousands):

Operating Leases
Remaining 2012	$13,992
2013	26,578
2014	24,955
2015	22,236
2016	14,208
Thereafter	39,274
Total	$141,243
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2012 and for the years ending December 31, 2013, 2014, 2015 and 2016, the minimum commitments pursuant to these contracts in effect as of June 30, 2012 were approximately $56.1 million, $33.3 million, $0.6 million, $0.2 million and $0.1 million, respectively. In addition, as of June 30, 2012, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $42.4 million, most of which are expected to be paid over the next twelve months.
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

Because the Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff's claims were barred by the applicable statute of limitations. However, the Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' shareholders had notice of the potential claims more than five years prior to filing suit. Ms. Simmonds appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court's decision on the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties' petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court. On March 26, 2012, the U.S. Supreme Court reversed the Ninth Circuit holding with respect to the statute of limitations and remanded the case to the district court to determine whether plaintiff knew or should have known of these claims more than two years prior to the date the suits were filed. On June 11, 2012, the plaintiff voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue, and without prejudice as to all other issues. The Company does not expect the results of this action to have a material adverse effect on its business, results of operations or financial condition. The Company has recorded no liability for this matter as of June 30, 2012.
The Company is party to various other litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material adverse effect on the Company’s business, results of operations or financial condition.
Guarantees
The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, which is an interpretation of previous accounting statements and a rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of June 30, 2012 was determined to be immaterial.
16. Restructuring
In December 2011, the Company implemented a workforce reduction of approximately 70 employees from all areas of the Company. The Company recorded $4.2 million as a restructuring charge for the amount of one-time benefits provided to affected employees. Included in these costs was a net increase in non-cash, stock-based compensation of $0.4 million reflecting a modification of certain stock-based awards previously granted to the affected employees. Additionally, during 2011, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded $0.7 million as a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities.
The following table summarizes the accrual and usage of the restructuring charges (in thousands):

	Leases	Severance	Total
Ending Balance, December 31, 2011	$593	$3,311	$3,904
Restructuring charge	—	60	60
Cash payments	(28)	(2,116)	(2,144)
Ending Balance, March 31, 2012	565	1,255	1,820
Restructuring charge	—	(46)	(46)
Cash payments	(28)	(697)	(725)
Ending Balance, June 30, 2012	$537	$512	$1,049
Current portion of accrued restructuring	$114	$512	$626
Long-term portion of accrued restructuring	$423	$—	$423

17. Subsequent Events
On July 25, 2012, Peter J. Kight notified the Company of his resignation as a Director effective on that date, and Debra L. Canner announced her resignation as SVP - Human Resources.  Ms. Canner's employment with Akamai is expected to terminate effective as of December 31, 2012.

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
Recent Events

On July 25, 2012, Peter J. Kight notified us of his resignation as a Director effective on that date, and Debra L. Canner announced her resignation as SVP - Human Resources.  Ms. Canner's employment with us is expected to terminate effective as of December 31, 2012.
Overview of Financial Results
The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.4	32.4	32.3	32.3
Research and development expense	5.3	4.0	5.4	4.3
Sales and marketing expense	22.9	19.1	22.0	19.2
General and administrative expense	17.5	16.6	17.4	16.3
Amortization of other intangible assets	1.7	1.5	1.6	1.5
Restructuring (benefit) charge	—	—	—	—
Total costs and operating expenses	79.8	73.6	78.7	73.6
Income from operations	20.2	26.4	21.3	26.4
Interest income	0.5	1.1	0.5	1.1
Other income (expense), net	0.4	—	0.1	(0.2)
Gain on investments, net	—	—	—	—
Income before provision for income taxes	21.1	27.5	21.9	27.3
Provision for income taxes	7.7	10.2	8.5	9.5
Net income	13.4%	17.3%	13.4%	17.8%
We were profitable in 2011 and for the three and six months ended June 30, 2012; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:
Revenues and Customers

•
During each of the first two quarters of 2012, we were able to offset lost committed recurring revenues by adding new customers and increasing sales of incremental services to our existing customers. A continuation of this trend could lead to increased overall revenues; however, any such increased revenues would be offset if we experience lower traffic from non-committed revenues or declines in the prices we charge. If we do not offset lost committed revenues in this manner, our overall revenues will decrease.

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

•
During each of the first two quarters of 2012, we experienced an increase in the rate of traffic growth in our video and software download solutions as compared the fourth quarter of 2011. If this trend does not continue, our ability to generate revenue growth could be adversely impacted.

•
Although our revenues in the second quarter of 2012 were higher than our revenues in the fourth quarter of 2011, we have historically experienced seasonal variations of higher revenues in the fourth quarter of the year and lower revenues during the summer months. We primarily attribute such variations to patterns of usage of e-commerce services by our retail customers. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•
For the six months ended June 30, 2012, revenues derived from customers outside the United States accounted for 28% of our total revenues. For the remainder of 2012, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with the first half of 2012.

Costs and Expenses

•	During the first two quarters of 2012, we continued to reduce our network bandwidth costs per unit and to invest in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs increased during the first two quarters of 2012 as compared to the first two quarters of 2011 due to traffic growth on our network. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected in 2012.

•
Co-location costs are a significant percentage of total cost of revenues. By improving our internal-use software to enable us to use servers more efficiently, we believe we can manage the growth of co-location costs by deploying fewer servers. If we are unable to achieve such cost reductions, our profitability will be negatively impacted.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs increased by $10.4 million during the first two quarters of 2012 as compared to the first two quarters of 2011. Due to expected future purchases of network equipment during 2012, we believe that depreciation expense related to our network equipment will increase during the remainder of 2012. We also expect to continue to enhance and add functionality to our service offerings, which would increase capitalized stock-based compensation expense attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2012 as compared to 2011. All of these increased costs could negatively affect our profitability.

•
We expect to continue to grant restricted stock units, or RSUs, to employees in the future; therefore, we anticipate that stock-based compensation expense will increase compared to 2011 levels. As of June 30, 2012, our total unrecognized compensation costs for stock-based awards were $158.3 million, which we expect to recognize as expense over a weighted average period of 1.4 years. This expense is expected to be recognized through 2016.

•
During the six months ended June 30, 2012, our effective income tax rate was 38.6%. We expect our annual effective income tax rate in 2012 to remain relatively consistent in the remaining quarters of 2012; this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with the accounting guidance for stock-based compensation, any tax planning strategies or the effect of changes in tax laws and regulations.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2012; however, our future results are likely to be affected by the factors discussed in the paragraphs above as well as those identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

•	innovate and respond to emerging technological trends and customers' changing needs;

•	manage expected growth and other changes to our business;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth and co-location costs and other operating expenses consistent with our revenues.
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
In September 2011, the FASB issued amended guidance that simplifies how entities test goodwill for impairment. Under the amended guidance, after assessment of certain qualitative factors, if an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative tests are optional. We adopted this guidance during the first quarter of 2012. The adoption of the guidance did not have a material impact on our financial condition or results of operations.
Results of Operations
Revenues. Total revenues increased 20%, or $54.3 million, to $331.3 million for the three months ended June 30, 2012 as compared to $277.0 million for the three months ended June 30, 2011. Total revenues increased 18%, or $97.8 million, to $650.8 million for the six months ended June 30, 2012 as compared to $552.9 million for the six months ended June 30, 2011. The following table quantifies the contribution to growth in revenues during the periods presented from the different industry verticals in which we sell our services (in millions):

	For the Three Months Ended June 30, 2012 as compared to 2011	For the Six Months Ended June 30, 2012 as compared to 2011
Media & Entertainment	$22.7	$38.9
Commerce	12.4	24.9
Enterprise	6.9	13.1
High Tech	8.7	16.0
Public Sector	3.6	4.9
Total net increase	$54.3	$97.8
A significant portion of the increase in revenues for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was driven by increased revenues from our media and entertainment vertical due to traffic growth stemming from increased online media consumption. Revenues from our commerce and enterprise verticals increased due to growth in application and cloud performance solutions sold to customers in these verticals. Revenues from our high tech vertical grew as demand for cloud performance and higher software download volumes increased. Our revenues from the public sector vertical for the three and six months ended June 30, 2012 as compared to the same periods in 2011 grew due to the timing of completion of certain elements of government agency contracts.
For the three and six months ended June 30, 2012, approximately 27% and 28%, respectively, of our revenues were derived from our operations located outside of the United States, including 17% derived from Europe. For each of the three- and six-month periods ended June 30, 2011, approximately 30% of our revenues were derived from operations outside of the United States, including 18% derived from Europe in each of these periods. No single country outside of the United States accounted for 10% or more of revenues during any of these periods. For each of the three- and six-month periods ended June 30, 2012, resellers accounted for 21% of revenues as compared to 19% of revenues for each of the three- and six-month periods ended June 30, 2011, respectively. For each of the three- and six-month periods ended June 30, 2012 and 2011, no single customer accounted for 10% or more of revenues.
Cost of Revenues. Cost of revenues was comprised of the following (in millions) for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Bandwidth and service-related fees	$28.8	$19.7	$56.0	$41.7
Co-location fees	33.0	32.6	66.8	62.6
Payroll and related costs of network operations personnel	4.9	3.6	9.4	7.4
Stock-based compensation, including amortization of prior capitalized amounts	2.8	2.5	5.2	5.1
Depreciation and impairment of network equipment	28.7	23.5	55.5	46.4
Amortization of internal-use software	9.3	7.7	17.1	15.5
Total cost of revenues	$107.5	$89.6	$210.0	$178.7
Cost of revenues increased 20%, or $17.8 million, to $107.5 million for the three months ended June 30, 2012 as compared to $89.6 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, cost of revenues increased 18%, or $31.3 million, to $210.0 million as compared to $178.7 million for the six months ended June 30, 2011.
This increase was primarily due to:

•	an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit;

•	an increase in co-location costs as we deployed more servers worldwide; and

•	an increase in depreciation expense of network equipment as we continued to invest in our infrastructure.
We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2012 and for the years ending December 31, 2013, 2014, 2015 and 2016, our minimum commitments related to bandwidth usage and co-location services as of June 30, 2012 were approximately $56.1 million, $33.3 million, $0.6 million, $0.2 million and $0.1 million, respectively.
We believe that cost of revenues will increase during the remaining quarters of 2012 as compared to each of the first two quarters of 2012. We expect to deploy more servers and deliver more traffic on our network, which would result in higher expenses associated with the increased traffic and co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for the remainder of 2012, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.
Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development expenses increased 59%, or $6.5 million, to $17.5 million for the three months ended June 30, 2012 as compared to $11.0 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, research and development expenses increased 48%, or $11.4 million, to $35.0 million as compared to $23.6 million for the six months ended June 30, 2011.
The increases during the three and six months ended June 30, 2012 as compared to the same periods in 2011 were due to increases in payroll and related costs and stock-based compensation, partially offset by increases in capitalized salaries and related costs.
Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. During the three and six months ended June 30, 2012, we capitalized software development costs of $12.6 million and $24.9 million, respectively, net of impairments. During the three and six months ended June 30, 2011, we capitalized software development costs of $9.4 million and $19.3 million, respectively. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and six months ended June 30, 2012, we capitalized $1.7 million and $3.9 million, respectively, of stock-based compensation as compared to $1.6 million and $3.4 million, respectively, for the three and six months ended June 30, 2011. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.
The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2012 as compared to 2011	For the Six Months Ended June 30, 2012 as compared to 2011
Payroll and related costs	$6.6	$12.0
Stock-based compensation	2.8	4.0
Capitalized salaries and related costs	(3.1)	(5.5)
Other expenses	0.2	0.9
Total net increase	$6.5	$11.4
We believe that research and development expenses, in absolute dollar terms, will increase slightly in the remaining quarters of 2012 as compared to each of the first two quarters of 2012 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our existing service offerings.
Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.
Sales and marketing expenses increased 44%, or $23.0 million, to $75.9 million for the three months ended June 30, 2012 as compared to $52.8 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, sales and marketing expenses increased 35%, or $37.0 million, to $143.2 million as compared to $106.2 million for the six months ended June 30, 2011. The increase in sales and marketing expenses during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to higher payroll and related costs, increases in stock-based compensation and marketing and related costs.
The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2012 as compared to 2011	For the Six Months Ended June 30, 2012 as compared to 2011
Payroll and related costs	$13.2	$19.2
Stock-based compensation	5.7	9.0
Marketing and related costs	2.4	6.2
Other expenses	1.7	2.6
Total net increase	$23.0	$37.0
We believe that sales and marketing expenses will increase, in absolute dollar terms, during the remaining quarters of 2012 as compared to the first two quarters of 2012 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued headcount growth in our sales and marketing organization.
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
General and administrative expenses increased 26%, or $12.0 million, to $58.0 million for the three months ended June 30, 2012 as compared to $46.0 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, general and administrative expenses increased 27%, or $23.8 million, to $113.7 million as compared to $89.9 million for the six months ended June 30, 2011. The increase in general and administrative expenses for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to costs associated with the acquisitions of Cotendo, Inc., or Cotendo, and Blaze Software, Inc., or Blaze, as well as higher payroll and related costs as a result of headcount growth, increased stock-based compensation and growth in other expenses such as purchases of small furniture and equipment at amounts below our capitalization policy. These increases were partially offset by reductions in legal fees.
The following table quantifies the changes in various components of our general and administrative expenses for the periods presented (in millions):

	For the Three Months Ended June 30, 2012 as compared to 2011	For the Six Months Ended June 30, 2012 as compared to 2011
Payroll and related costs	$5.0	$8.6
Stock-based compensation	5.3	5.9
Depreciation and amortization	0.9	1.3
Legal fees	(2.4)	(2.8)
Non-income taxes	0.1	0.9
Acquisition related costs	0.4	5.3
Other expenses	2.7	4.6
Total net increase	$12.0	$23.8
During the remaining quarters of 2012, we expect general and administrative expenses to increase, in absolute dollar terms, as compared to the first half of 2012 due to anticipated higher payroll and related costs attributable to increased hiring as well as facilities and related costs.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 27%, or $1.2 million, to $5.5 million for the three months ended June 30, 2012 as compared to $4.3 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, amortization of other intangible assets increased 19%, or $1.7 million, to $10.2 million as compared to $8.6 million for the six months ended June 30, 2011. The increase in amortization of other intangible assets for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to the amortization of assets related to the acquisitions of Blaze and Cotendo. Based on our intangible assets at June 30, 2012, we expect amortization of other intangible assets to be approximately $10.7 million for the remainder of 2012, and $22.9 million, $17.6 million, $13.9 million and $9.5 million for 2013, 2014, 2015 and 2016, respectively.
Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 46%, or $1.4 million, to $1.6 million for the three months ended June 30, 2012 as compared to $3.0 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, interest income decreased 45%, or $2.7 million, to $3.3 million as compared to $6.0 million for the six months ended June 30, 2011. The decreases were due to lower interest rates earned on our investments as well as a decline in cash and investment balances during the comparable periods.
Other Income (Expense), net. Other income (expense), net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. Other income, net for the three months ended June 30, 2012 increased to $1.1 million as compared to $0.1 million of expense for the three months ended June 30, 2011. For the six months ended June 30, 2012, other income (expense), net was $0.7 million of other income, net as compared to $1.1 million of other expense, net for the six months ended June 30, 2011. The increase in other income, net for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to foreign exchange rate fluctuations. Other income (expense), net may fluctuate in the future based upon changes in foreign exchange rates, the outcome of legal proceedings or other events.
Provision for Income Taxes. For the six months ended June 30, 2012 and 2011, our effective income tax rate, including discrete items, was 38.6% and 34.7%, respectively. For the six months ended June 30, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense. For the six months ended June 30, 2011, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions along with utilization of available research and development tax credits. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes decreased 10%, or $2.8 million, to $25.5 million for the three months ended June 30, 2012 as compared to $28.3 million for the three months ended June 30, 2011. Provision for income taxes increased 5%, or $2.7 million, to $55.1 million for the six months ended June 30, 2012 as compared to $52.4 million for the six months ended June 30, 2011. The decrease in the three months ended June 30, 2012 as compared to the same period in 2011 was mainly due to a change in the composition of projected income in different jurisdictions. The increase in the six months ended June 30, 2012 as compared to the same periods in 2011 was mainly due to the increase in estimated equity compensation for the year, a change in the composition of projected income in different jurisdictions, and the expiration of the federal research and development tax credit in 2011.
While we expect our effective income tax rate to remain consistent during the remaining quarters of 2012, this expectation does not take into consideration the effect of discrete items that may be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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
We consider normalized net income and normalized net income per diluted share to be important indicators of our overall performance as they eliminate the effects of events that are either not part of our core operations or are non-cash. We define normalized net income as net income determined in accordance with GAAP excluding the following pre-tax items: amortization of other acquired intangible assets, stock-based compensation expense, stock-based compensation reflected as a component of amortization of capitalized internal-use software, restructuring charges and benefits, acquisition-related costs and benefits, certain gains and losses on investments and loss on early extinguishment of debt.
The following table reconciles GAAP net income to normalized net income and normalized net income per diluted share for the periods presented:

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income	$44,239	$47,921	$87,466	$98,538
Amortization of other intangible assets	5,463	4,292	10,230	8,569
Stock-based compensation	25,621	11,612	46,545	27,324
Amortization of capitalized stock-based compensation	1,939	1,938	3,694	4,003
Acquisition-related costs (benefits)	376	—	4,828	(440)
Restructuring (benefit) charge	(46)	—	14	—
Total normalized net income	$77,592	$65,763	$152,777	$137,994
Normalized net income per diluted share	$0.43	$0.35	$0.84	$0.72
Shares used in per share calculations	181,817	190,179	182,080	190,781
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
The following table reconciles GAAP net income to Adjusted EBITDA for the periods presented:

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$44,239	$47,921	$87,466	$98,538
Amortization of other intangible assets	5,463	4,292	10,230	8,569
Stock-based compensation	25,621	11,612	46,545	27,324
Amortization of capitalized stock-based compensation	1,939	1,938	3,694	4,003
Acquisition-related costs (benefits)	376	—	4,828	(440)
Restructuring (benefit) charge	(46)	—	14	—
Interest income, net	(1,626)	(3,096)	(3,272)	(6,056)
Provision for income taxes	25,529	28,300	55,086	52,356
Depreciation and amortization	42,710	35,103	81,822	69,895
Other (income) expense, net	(1,131)	107	(690)	1,142
Adjusted EBITDA	$143,074	$126,177	$285,723	$255,331
Liquidity and Capital Resources
To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.
As of June 30, 2012, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities and commercial paper totaled $1,018.4 million. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
Net cash provided by operating activities was $242.1 million for the six months ended June 30, 2012, compared to $200.4 million for the six months ended June 30, 2011. The increase in cash provided by operating activities for the six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to an increase in cash provided by working capital, partially offset by a decrease in net income and an increase in excess tax benefits of stock-based compensation. We expect that cash provided by operating activities will continue to increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.
Net cash used in investing activities was $555.4 million for the six months ended June 30, 2012, compared to $156.2 million of net cash used in investing activities for the six months ended June 30, 2011. Cash used in investing activities for the six months ended June 30, 2012 reflects cash paid for the acquisitions of Blaze and Cotendo of $291.6 million, net of cash received, and purchases of property and equipment of $98.9 million, including $26.3 million related to the capitalization of internal-use software development costs. Cash used in investing activities for the six months ended June 30, 2012 also reflects net purchases of short- and long-term marketable securities of $164.9 million. Cash used in investing activities for the six months ended June 30, 2011 reflects net purchases of short- and long-term marketable securities of $67.0 million and purchases of property and equipment of $89.0 million, including $20.5 million related to the capitalization of internal-use software development costs. For 2012, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 13% to 16% of total revenues for the year, which reflects our plan to continue expansion of our network capacity to meet expected future traffic growth. We expect to fund such capital expenditures through cash generated from operations.
Net cash used in financing activities was $61.7 million for the six months ended June 30, 2012, as compared to $73.1 million in net cash used in financing activities for the six months ended June 30, 2011. Cash used in financing activities during the six months ended June 30, 2012 consisted of $75.1 million related to a common stock repurchase program as described more fully below, as well as $24.2 million used for taxes paid related to net share settlements of equity awards. This was partially offset by cash provided by financing activities for the six months ended June 30, 2012 of $15.0 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $22.6 million from exercises of stock options under our stock option plans and employee stock purchase plan. Cash used in financing activities during the six months ended June 30, 2011 consisted of $92.6 million related to our common stock repurchase program, as well as $3.5 million used for taxes paid related to net share settlements of equity awards. This was partially offset by cash provided by financing activities during the six months ended June 30, 2011 of $10.9 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $12.1 million from exercises of stock options under our stock option plans and employee stock purchase plan.
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
The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Six Months Ended June 30,
	2012	2011
Cash, cash equivalents and marketable securities balance as of December 31, 2011 and 2010, respectively	$1,230.0	$1,243.4
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	686.4	570.1
Payments to vendors	(372.8)	(302.3)
Payments for employee payroll	(173.5)	(160.7)
Stock option exercises and employee stock purchase plan issuances	22.6	12.1
Cash used in business acquisitions, net of cash acquired	(291.6)	(0.6)
Employee taxes paid related to net share settlement of equity awards	(24.2)	(3.5)
Common stock repurchases	(75.1)	(92.6)
Interest income	3.3	6.0
Other	13.3	13.6
Net (decrease) increase	(211.6)	42.1
Cash, cash equivalents and marketable securities balance as of June 30, 2012 and 2011, respectively	$1,018.4	$1,285.5
In April 2010, our Board of Directors authorized a $150.0 million stock repurchase program. In April 2011, our Board of Directors authorized a one-year $150.0 million extension to our stock repurchase program commencing in May 2011. In August 2011, our Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. As a result, the total authorized funding for stock repurchases during this twelve-month period was $400.0 million. In April 2012, our Board of Directors authorized an additional one-year $150.0 million extension of the existing stock repurchase program. Unused amounts from the program covering the twelve-month period that began in May 2011 were not carried over to the extension. During the six months ended June 30, 2012, we repurchased 2.4 million shares of common stock at an average price of $31.21 per share for an aggregate of $75.1 million. During the six months ended June 30, 2011, we repurchased 2.6 million shares of common stock at an average price of $36.39 per share for an aggregate of $93.3 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program wil

l be reflected as an increase in cash used in financing activities. See Item 2 of Part II of this quarterly report on Form 10-Q for more detailed information about our repurchases.
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
Contractual Obligations, Contingent Liabilities and Commercial Commitments
The following table presents our contractual obligations and commercial commitments, as of June 30, 2012, for the next five years and thereafter (in millions):

	Payments Due by Period
	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
Bandwidth and co-location agreements	$90.4	$80.0	$10.1	$0.2	$0.1
Real estate operating leases	141.2	27.7	49.8	31.1	32.6
Open vendor purchase orders	42.4	39.8	2.6	—	—
Total	$274.0	$147.5	$62.5	$31.3	$32.7
In accordance with authoritative guidance issued by the FASB, as of June 30, 2012, we had unrecognized tax benefits of $25.1 million, which included approximately $5.3 million of accrued interest and penalties. We do not expect to recognize any material tax benefits in 2012, but we are not otherwise able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized tax benefits and related obligations.
Letters of Credit
As of June 30, 2012, we had $6.0 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. These irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.
Off-Balance Sheet Arrangements
We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three and six months ended June 30, 2012 was determined to be immaterial.
As of June 30, 2012, we did not have any additional material off-balance sheet arrangements.
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

Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three and six months ended June 30, 2012.

Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial condition as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheet under accumulated other comprehensive loss.

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. No single customer accounted for more than 10% of accounts receivables as of June 30, 2012. As of December 31, 2011, one customer had an account receivable balance greater than 10% of our accounts receivable. We believe that, at June 30, 2012, concentration of credit risk related to accounts receivable was not significant.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2011 for a discussion of legal proceedings. Except as set forth below, there were no material developments in such legal proceedings during the quarter ended June 30, 2012.

In the matter in which Vanessa Simmonds has alleged certain Section 16(b) claims against us as a nominal defendant, on March 26, 2012, the U.S. Supreme Court reversed the holding of the United States Court of Appeals for the Ninth Circuit with respect to the statute of limitations and remanded the case to the district court to determine whether plaintiff knew or should have known of her claims more than two years prior to the date the suits were filed. On June 11, 2012, the plaintiff voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue, and without prejudice as to all other issues.

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

•
Both existing and potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. As a result, our competitors include hardware manufacturers, software companies and other entities that offer Internet-related solutions that are not service-based.

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
Our customers have no obligation to renew their agreements for our services after the expiration of their existing terms, which are typically 12 to 24 months. Some may elect not to renew and others may renew at lower prices, lower committed traffic levels or for shorter contract lengths. We cannot accurately predict renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers' inability to continue their operations and spending levels, customers implementing or increasing their use of in-house technology solutions and deteriorating general economic conditions. It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. If we are unable to do so, our revenue will decline and our business will suffer.
We may be unable to develop robust strategic relationships with third parties; such failure could significantly limit our long-term growth.
Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators and other strategic partners. The need to develop such relationship can be particularly acute in areas outside of the United States. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force, a past lack of strategic focus on such arrangements and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channel. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number of relationships with channel partners could significantly impede our revenue growth prospects in the short and long term.
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
As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters. However, most management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth and decentralize our decision making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. In addition, if we are unable to effectively manage a large and geographically dispersed group of employees, our business may be adversely affected.
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
There have been, and in the future may be, attempts to gain unauthorized access to our information technology systems in order to steal information about our technology, financial data or other information or take other actions that would be damaging to us. Such attacks may be pursued through electronic means or through damage or destruction of, or other denial of access to, a facility where our servers are housed. If we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure. Although we have taken steps to prevent such disruptions and security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our security measures will be effective, that we will quickly detect an attack or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation. Any insurance coverage we carry may not be sufficient to cover all or a significant portion of the losses we could suffer from a successful attack. Any successful breach of the security of our information systems could lead to the unauthorized release of valuable confidential information, including trade secrets, material nonpublic information about our financial condition and sensitive data that others could use to compete against us. Such events could likely harm our business and reputation. In addition, we offer services designed to address the Internet security needs of our customers. Any failure of those solutions to operate effectively or to provide benefits promised by us could reduce our revenues and harm or business and reputation.
We may have insufficient transmission and co-location space, which could result in interruptions in our services and loss of revenues.
Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers and access to co-location facilities to house our servers. We believe that, absent extraordinary circumstances, we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business or networks imposing traffic limits. Any failure of these network providers to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers and ultimately loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our gross margins.
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
We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believed were infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention from our management and technical personnel, and the outcomes are unpredictable. Developments and changes in patent law, such as changes in interpretations of the joint infringement standard, could also restrict how we enforce certain patents we hold. Monitoring unauthorized use of our services is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced.
If our license agreement with MIT terminates, our business could be adversely affected.
We have licensed from the Massachusetts Institute of Technology, or MIT, technology that is covered by various patents, patent applications and copyrights relating to Internet content delivery technology. Some of our core technology is based in part on the technology covered by these patents, patent applications and copyrights. Our license is effective for the life of the patents and patent applications; however, under limited circumstances, such as a cessation of our operations due to our insolvency or our material breach of the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business.
We rely on certain “open-source” software the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms, which could materially affect our business.
Certain of our service offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable. Certain open-source code is governed by license agreements, the terms of which could require users of such software to make any derivative works of such software available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. We periodically review our compliance with the open-source licenses we use and do not believe we will be required to make our proprietary software freely available. However, if a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software available at no cost.
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
We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our system of internal controls was effective as of the date of the end of our most recent quarter, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price.
General global market and economic conditions may have an adverse impact on our operating performance and results of operations.
Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate, thus reducing the purchasing power of European customers, which could limit the amount of services they purchase from

us. To the extent customers are unable to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.
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

•	uncertainty regarding liability for content or services;

•	adjusting to different employee/employer relationships and different regulations governing such relationships;

•	corporate and personal liability for violations of laws and regulations;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences; and

•	potentially adverse tax consequences.
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

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent copyright protection, tax, consumer protection, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, domestic and foreign government attempts to regulate the operation of the Internet through legislation, treaties or regulations could negatively impact our business.
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
We derive revenues from contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Most of our government contracts are subject to legislative approval of appropriations to fund the expenditures under these contracts. These factors may join to limit the revenues we derive from government contracts in the future. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
April 1, 2012 – April 30, 2012	119,381	$37.13	119,381	$117,331,985	(5)
May 1, 2012 – May 31, 2012	1,273,203	$31.36	1,273,203	$127,726,939	(6)
June 1, 2012 – June 30, 2012	791,200	$28.88	791,200	$104,873,539	(6)
Total	2,183,784		2,183,784

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program (see note 4 below). All repurchases were made in open market transactions.

(3)	Includes commissions paid.

(4)
In April 2011, we announced that our Board of Directors had approved a one-year stock repurchase program for up to $150.0 million of our common stock; such program began in May 2011. In August 2011, our Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. Such approval increased the total authorized funding to $400.0 million. On April 25, 2012, we announced that our Board of Directors had authorized a $150.0 million extension of our share repurchase program. This program will extend for twelve months beginning in May 2012. See Note 8 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

(5)
Reflects $400.0 million from the 2011 program minus the total aggregate amount purchased during such month and all prior months during which the 2011 repurchase program was in effect and aggregate commissions paid in connection therewith.

(6)
Reflects $150.0 million from the 2012 program minus the total aggregate amount purchased during such month and all prior months during which the 2012 repurchase program was in effect and aggregate commissions paid in connection therewith.

Item 5. Other Information

On August 7, 2012, we entered into an agreement with Paul Sagan, our Chief Executive Officer, to amend his employment offer letter agreement. The amendment, among other things, eliminates the excise tax gross up payable to him in the event he receives an excess parachute payment following a change in control of Akamai and clarifies the impact of a change in control on performance-based equity awards held by him. The foregoing description of the amendment is qualified in its entirety by the full text of the amendment attached hereto as Exhibit 10.54.

In addition, on July 18, 2012, the Compensation Committee of our Board of Directors approved the adoption of a new form of Change in Control Agreement for executives, a copy of which is attached hereto as Exhibit 10.55. It is expected that each of our Named Executive Officers (as defined in regulations promulgated by the Securities and Exchange Commission), other than Mr. Sagan, will enter into a Change in Control Agreement consistent with such form.

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 9, 2012	By:	/s/ JAMES BENSON
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.54	Amendment to Employment Offer Letter Agreement dated August 8, 2012 between the Registrant and Paul Sagan

Exhibit 10.55	Form of Executive Officer Change in Control Agreement

Exhibit 10.56*	Executive Severance Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on July 23, 2012
**	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.