Form 10-Q
period 2012-09-30
AKAMAI TECHNOLOGIES INC
filed 2012-11-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 6, 2012: 177,467,846

Table of Contents

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$182,650	$559,197
Marketable securities (including restricted securities of $54 at September 30, 2012)	282,579	290,029
Accounts receivable, net of reserves of $5,778 and $4,555 at September 30, 2012 and December 31, 2011, respectively	236,232	210,936
Prepaid expenses and other current assets	45,784	55,414
Deferred income tax assets	6,444	6,444
Total current assets	753,689	1,122,020
Property and equipment, net	331,218	293,043
Marketable securities (including restricted securities of $44 and $42 at September 30, 2012 and December 31, 2011, respectively)	593,105	380,729
Goodwill	721,601	452,914
Other intangible assets, net	82,375	45,386
Deferred income tax assets	42,101	43,485
Other assets	15,365	7,924
Total assets	$2,539,454	$2,345,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,749	$38,247
Accrued expenses and other current liabilities	131,616	85,371
Deferred revenue	27,927	21,344
Accrued restructuring	628	3,430
Total current liabilities	212,920	148,392
Other liabilities	64,499	38,389
Deferred revenue	2,097	2,470
Total liabilities	279,516	189,251
Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 198,954,007 shares issued and 177,331,901 shares outstanding at September 30, 2012 and 195,561,243 shares issued and 177,504,624 shares outstanding at December 31, 2011	2,000	1,959
Additional paid-in capital	5,146,092	5,068,235
Accumulated other comprehensive income (loss)	483	(1,259)
Treasury stock, at cost, 21,622,106 shares at September 30, 2012 and 18,056,619 shares at December 31, 2011	(594,643)	(482,994)
Accumulated deficit	(2,293,994)	(2,429,691)
Total stockholders’ equity	2,259,938	2,156,250
Total liabilities and stockholders’ equity	$2,539,454	$2,345,501
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues	$345,321	$281,856	$996,075	$834,798
Costs and operating expenses:
Cost of revenues	109,995	93,284	320,018	271,999
Research and development	19,351	13,542	54,373	37,142
Sales and marketing	75,924	54,520	219,096	160,722
General and administrative	54,511	50,834	168,214	140,710
Amortization of other intangible assets	5,381	4,185	15,611	12,754
Restructuring charge	—	158	14	158
Total costs and operating expenses	265,162	216,523	777,326	623,485
Income from operations	80,159	65,333	218,749	211,313
Interest income	1,568	2,703	4,823	8,675
Other (expense) income, net	(241)	(188)	449	(1,330)
Gain on investments, net	25	299	42	383
Income before provision for income taxes	81,511	68,147	224,063	219,041
Provision for income taxes	33,280	25,862	88,366	78,218
Net income	$48,231	$42,285	$135,697	$140,823
Net income per weighted average share:
Basic	$0.27	$0.23	$0.76	$0.76
Diluted	$0.27	$0.23	$0.75	$0.74
Shares used in per share calculations:
Basic	177,455	183,085	178,040	185,515
Diluted	181,053	185,704	181,738	189,089

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$48,231	$42,285	$135,697	$140,823
Other comprehensive income:
Foreign currency translation adjustments	3,770	(5,588)	740	(1,200)
Change in unrealized gain (loss) on investments, net	1,246	(6,517)	1,540	(3,840)
Income tax (expense) benefit related to unrealized gain (loss) on investments, net	(425)	2,507	(538)	1,482
Other comprehensive income (loss)	4,591	(9,598)	1,742	(3,558)
Comprehensive income	$52,822	$32,687	$137,439	$137,265

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$135,697	$140,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,203	124,228
Stock-based compensation expense	69,180	42,465
Provision for doubtful accounts	(61)	1,236
Excess tax benefits from stock-based compensation	(17,589)	(11,460)
Provision for deferred income taxes, net	826	20,906
Gain on investments and disposal of property and equipment, net	(62)	(172)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,587)	(7,821)
Prepaid expenses and other current assets	11,103	(78)
Accounts payable, accrued expenses and other current liabilities	54,732	(5,268)
Deferred revenue	5,542	(1,386)
Accrued restructuring	(2,897)	(180)
Other non-current assets and liabilities	(536)	13,355
Net cash provided by operating activities	383,551	316,648
Cash flows from investing activities:
Cash paid for acquisition of businesses, net of cash acquired	(306,030)	(550)
Purchases of property and equipment	(119,256)	(105,769)
Capitalization of internal-use software costs	(39,921)	(30,523)
Purchases of short- and long-term marketable securities	(554,303)	(727,453)
Proceeds from sales of short- and long-term marketable securities	135,993	545,568
Proceeds from maturities of short- and long-term marketable securities	214,159	354,552
Proceeds from the sale of property and equipment	12	135
Decrease in restricted investments held for security deposits	—	221
Net cash (used in) provided by investing activities	(669,346)	36,181
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option plans and employee stock purchase plans	28,635	13,305
Excess tax benefits from stock-based compensation	17,589	11,460
Employee taxes paid related to net share settlement of equity awards	(26,566)	(5,680)
Repurchases of common stock	(111,649)	(247,738)
Net cash used in financing activities	(91,991)	(228,653)
Effects of exchange rate changes on cash and cash equivalents	1,239	(443)
Net (decrease) increase in cash and cash equivalents	(376,547)	123,733
Cash and cash equivalents at beginning of period	559,197	231,866
Cash and cash equivalents at end of period	$182,650	$355,599

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$51,822	$26,530
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$6,694	$5,406

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
In July 2012, the FASB issued amended guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. The updated accounting guidance is effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. The Company will adopt the updated guidance in the fourth quarter of fiscal year 2012. The adoption of the guidance is not expected to have a material impact on the Company's consolidated financial statements.

3. Business Acquisitions
In September 2012, the Company acquired FastSoft, Inc. ("FastSoft"). In February and March 2012, the Company acquired Blaze Software, Inc. ("Blaze") and Cotendo, Inc. ("Cotendo"), respectively. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s consolidated financial results. The total amount of acquisition-related costs for the acquisitions of FastSoft, Blaze and Cotendo was $5.1 million for the nine months ended September 30, 2012. These costs were included in general and administrative costs in the consolidated statements of operations.
The acquisitions of FastSoft, Blaze and Cotendo were accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of each acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. Goodwill associated with these acquisitions will not be amortized and will be tested for impairment at least annually as required by the accounting guidance for goodwill and other intangible assets. (See Note 10).
FastSoft
On September 13, 2012, the Company acquired all of the outstanding common and preferred stock of FastSoft in exchange for $14.4 million in cash. Akamai acquired FastSoft with a goal of complementing Akamai's cloud infrastructure solutions with technology for optimizing the throughput of video and other digital content across IP networks. The Company allocated $12.2 million of the cost of the acquisition to goodwill and $3.7 million to other intangible assets. The allocation of the purchase price is preliminary. The total weighted average useful life of the intangible assets acquired from FastSoft is 9.0 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce in place in the United States and cost synergies. The total amount of goodwill related to the acquisition of FastSoft expected to be deducted for tax purposes is $2.9 million.
Blaze
On February 7, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Blaze in exchange for $19.3 million in cash and assumption of unvested options. Akamai acquired Blaze with a goal of complementing Akamai's site acceleration solutions with technology designed to optimize the speed at which a web page is rendered. The Company allocated $15.1 million of the cost of the acquisition to goodwill and $5.1 million to other intangible assets. The allocation of the purchase price is preliminary. The total weighted average useful life of the intangible assets acquired from Blaze is 5.3 years. The value of the goodwill from this acquisition can be attributed to a number of business factors including a trained technical workforce in place in Canada and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Blaze expected to be deducted for tax purposes is $13.5 million.
Cotendo
On March 6, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Cotendo in exchange for $278.9 million in cash and assumption of unvested options. Akamai acquired Cotendo with the intention of increasing Akamai’s pace of innovation in the areas of cloud and mobile optimization.
The value of the goodwill from the acquisition of Cotendo can be attributed to a number of business factors including potential sales opportunities to provide Akamai services to Cotendo customers; a trained technical workforce in place in the United States and Israel; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized.

The following table presents the preliminary allocation of the purchase price for Cotendo (in thousands):

Total purchase consideration	$278,877
Allocation of the purchase consideration
Current assets, including cash and cash equivalents of $6,405	$6,751
Trade receivables	2,920
Property and equipment	5,812
Indemnification assets	6,200
Long-term assets	75
Identifiable intangible assets	43,800
Goodwill	241,386
Deferred tax liabilities	(22,934)
Other liabilities assumed	(5,133)
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
The relief-from-royalty method was used to value trade names. The relief-from-royalty method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefits from the use of trade names. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without the specific trade names. The key assumptions used in valuing trade names were as follows: royalty rate of 1%, discount rate of 16%, tax rate of 39% and estimated average economic life of ten years.
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

The following is a summary of marketable securities held at September 30, 2012 and December 31, 2011 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
As of September 30, 2012	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$98	$—	$—	$98	$54	$44
Commercial paper	9,975	2	—	9,977	9,977	—
Corporate debt securities	682,983	1,769	(167)	684,585	272,548	412,037
U.S. government agency obligations	180,883	143	(2)	181,024	—	181,024
	$873,939	$1,914	$(169)	$875,684	$282,579	$593,105
		Gross Unrealized			Classification on Balance Sheet
As of December 31, 2011	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$42	$—	$—	$42	$—	$42
Corporate debt securities	524,515	873	(580)	524,808	285,012	239,796
U.S. government agency obligations	145,995	78	(165)	145,908	5,017	140,891
	$670,552	$951	$(745)	$670,758	$290,029	$380,729

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. Realized gains and losses are reflected in the income statement as gain (loss) on investments, net. As of September 30, 2012, the Company did not hold any investment-related assets that have been in a continuous loss position for more than 12 months.

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents, at September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	September 30, 2012	Level 1	Level 2	Level 3
Money market funds	$5,685	$5,685	$—	$—
Certificates of deposit	4,577	4,577	—	—
Commercial paper	9,977	—	9,977	—
Corporate debt securities	684,585	—	684,585	—
U.S. government agency obligations	181,024	—	181,024	—
	$885,848	$10,262	$875,586	$—

		Fair Value Measurements at Reporting
	Total Fair Value at	Date Using
	December 31, 2011	Level 1	Level 2	Level 3
Money market funds	$302,507	$302,507	$—	$—
Certificates of deposit	42	42	—	—
Commercial paper	57,498	—	57,498	—
Corporate debt securities	524,808	—	524,808	—
U.S. government agency obligations	145,908	—	145,908	—
	$1,030,763	$302,549	$728,214	$—
As of September 30, 2012 and December 31, 2011, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2012 and December 31, 2011, the Company had grouped commercial paper, U.S. government agency obligations and corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. As of September 30, 2012 and December 31, 2011, the Company had no assets grouped using a Level 3 valuation.
Contractual maturities of the Company’s marketable securities held at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Available-for-sale securities:
Due in 1 year or less	$282,579	$290,029
Due after 1 year through 5 years	593,105	380,729
	$875,684	$670,758
5. Accounts Receivable
Net accounts receivable consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Trade accounts receivable	$170,963	$142,166
Unbilled accounts	71,047	73,325
Gross accounts receivable	242,010	215,491
Allowance for doubtful accounts	(1,791)	(1,627)
Reserve for cash-basis customers	(3,987)	(2,928)
Total accounts receivable reserves	(5,778)	(4,555)
Accounts receivable, net	$236,232	$210,936
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
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Payroll and other related benefits	$58,158	$39,920
Bandwidth and co-location	31,535	29,291
Property, use and other taxes	35,573	9,923
Professional service fees	4,238	4,162
Other	2,112	2,075
Total	$131,616	$85,371
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
The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$48,231	$42,285	$135,697	$140,823
Denominator:
Shares used for basic net income per common share	177,455	183,085	178,040	185,515
Effect of dilutive securities:
Stock options	2,101	1,928	2,207	2,698
RSUs and deferred stock units	1,497	691	1,491	876
Shares used for diluted net income per common share	181,053	185,704	181,738	189,089
Basic net income per common share	$0.27	$0.23	$0.76	$0.76
Diluted net income per common share	$0.27	$0.23	$0.75	$0.74
For the three and nine months ended September 30, 2012 and 2011 certain potential outstanding stock options and service-based RSUs were excluded from the computation of diluted earnings per share because the effect of including these options and RSUs would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The potentially outstanding shares excluded from the computation of diluted earnings per share is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Options	2,438	4,508	2,735	3,265
Service-based RSUs	1,321	1,481	1,401	787
Performance-based RSUs	1,518	2,836	1,536	2,973
Total shares excluded from computation	5,277	8,825	5,672	7,025
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
8. Stockholders’ Equity
Stock Repurchase Program
On April 28, 2010, the Company announced that its Board of Directors had authorized a $150.0 million stock repurchase program of the Company’s common stock from time to time, over the twelve months commencing in May 2010, on the open market or in privately negotiated transactions. On April 19, 2011, the Company’s Board of Directors authorized an extension of the stock repurchase program authorizing up to an additional $150.0 million of repurchases over the twelve months commencing in May 2011. The unused balance from the May 2010 repurchase program was not carried forward for future purchases. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. As a result, the total authorized funding for stock repurchases during that twelve-month period increased to $400.0 million. On April 25, 2012, the Company announced that its Board of Directors had authorized an extension of its share repurchase program. Under this extension, the Company may purchase up to $150.0 million of its common stock during the twelve-month period beginning in May 2012. The unused balance from the May and August 2011 extensions was not carried forward for future purchases. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws, the Company may choose to suspend or discontinue the repurchase program at any time.
During the three and nine months ended September 30, 2012, the Company repurchased 1.2 million and 3.6 million shares, respectively, of its common stock for $36.5 million and $111.6 million, respectively. During the three and nine months ended September 30, 2011, the Company repurchased 6.8 million and 9.4 million shares of its common stock, respectively, for $155.1 million and $248.4 million, respectively. As of September 30, 2012, the Company had $68.4 million remaining available for future purchases of shares under the current repurchase program.

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation by type of award:
Stock options	$3,579	$3,312	$11,045	$10,518
Deferred stock units	—	—	1,885	1,885
RSUs	20,159	12,628	58,621	31,276
Shares issued under the Employee Stock Purchase Plan	1,458	1,142	4,323	4,192
Amounts capitalized as internal-use software	(2,561)	(1,941)	(6,694)	(5,406)
Total stock-based compensation before income taxes	22,635	15,141	69,180	42,465
Less: Income tax benefit	(9,242)	(5,746)	(27,114)	(15,119)
Total stock-based compensation, net of taxes	$13,393	$9,395	$42,066	$27,346
Effect of stock-based compensation on income by line item:
Cost of revenues	$684	$634	$2,251	$1,779
Research and development expense	4,427	2,629	13,258	7,515
Sales and marketing expense	10,896	6,951	32,024	19,112
General and administrative expense	6,628	4,927	21,647	14,059
Provision for income taxes	(9,242)	(5,746)	(27,114)	(15,119)
Total cost related to stock-based compensation, net of taxes	$13,393	$9,395	$42,066	$27,346
In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $2.0 million and $5.7 million, respectively, before taxes. The Company's consolidated statements of operations for the three and nine months ended September 30, 2011 also include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $1.6 million and $5.6 million, respectively, before taxes.
9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is reported as a component of stockholders' equity and consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(710)	$(1,450)
Net unrealized gain on investments, net of taxes of $(552) at September 30, 2012 and $(14) at December 31, 2011	1,193	191
Total accumulated other comprehensive income (loss)	$483	$(1,259)
10. Goodwill and Other Intangible Assets
The Company has recorded goodwill and other intangible assets as a result of business acquisitions that occurred between 2000 and 2012. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. In February 2012, the Company recorded goodwill of $15.1 million and acquired other intangible assets of $5.1 million as a result of the acquisition of Blaze. In March 2012, the Company recorded goodwill of $241.4 million and acquired other intangible assets of $43.8 million as a result of the acquisition of Cotendo. In September 2012, the Company recorded goodwill of $12.2 million and acquired other intangible assets of $3.7 million as a result of the acquisition of FastSoft. (See Note 3). In accordance with current accounting standards, goodwill will not be amortized as it does not qualify as an amortizable intangible asset. The Company will test goodwill for impairment at least annually as required by the accounting guidance for goodwill and other intangible assets.
The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2012 were as follows (in thousands):

Balance as of December 31, 2011	$452,914
Purchase price allocation associated with Blaze acquisition	15,068
Purchase price allocation associated with Cotendo acquisition	241,646
Balance as of March 31, 2012	709,628
Purchase price adjustment associated with Cotendo acquisition	40
Balance as of June 30, 2012	709,668
Purchase price allocation associated with FastSoft acquisition	12,233
Purchase price adjustment associated with Cotendo acquisition	(300)
Balance as of September 30, 2012	$721,601
Other intangible assets that are subject to amortization consist of the following (in thousands except for years):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technology	$66,931	$(30,229)	$36,702	6
Customer relationships	102,100	(66,657)	35,443	9
Non-compete agreements	14,440	(6,999)	7,441	5
Trademarks and trade names	3,700	(911)	2,789	9
Acquired license rights	490	(490)	—	10
Total	$187,661	$(105,286)	$82,375

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technology	$36,731	$(22,913)	$13,818	6
Customer relationships	88,700	(60,202)	28,498	9
Non-compete agreements	8,340	(5,270)	3,070	4
Trademarks and trade names	800	(800)	—	4
Acquired license rights	490	(490)	—	10
Total	$135,061	$(89,675)	$45,386
Aggregate expense related to amortization of other intangible assets for the three months ended September 30, 2012 and 2011 was $5.4 million and $4.2 million, respectively. For the nine months ended September 30, 2012 and 2011, aggregate expense related to the amortization of other intangible assets was $15.6 million and $12.8 million, respectively. Based on the Company’s other intangible assets as of September 30, 2012, aggregate expense related to amortization of other intangible assets is expected to be $5.4 million for the remainder of 2012, and $23.6 million, $18.2 million, $14.5 million and $10.1 million for 2013, 2014, 2015 and 2016, respectively.

11. Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances with major financial institutions that the Company believes are of high credit standing.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. As of September 30, 2012 and December 31, 2011, one customer accounted for 10% of the Company's accounts receivable. The Company believes that, at September 30, 2012, concentration of credit risk related to accounts receivable was not significant.
12. Segment and Geographic Information
Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is its Chief Executive Officer and executive management team. As of September 30, 2012, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.
The Company deploys its servers into networks worldwide. As of September 30, 2012, the Company had $235.7 million and $95.5 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2011, the Company had $194.0 million and $99.0 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively.
Akamai sells its services through a direct sales force and through channel partners located both in the United States and abroad. The following table summarizes the percentage of the Company's revenues derived from operations outside of the United States:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues derived from outside of the United States	29%	29%	28%	29%
Revenues derived from Europe	16%	18%	17%	18%
No single country outside the United States accounted for 10% or more of revenues during these periods. For each of the three- and nine-month periods ended September 30, 2012 and 2011, no customer accounted for 10% or more of total revenues.
13. Income Taxes
The Company’s effective income tax rate, including discrete items, was 39.4% and 35.7% for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. The discrete items include the tax effect of certain stock options, interest and penalties related to uncertain tax positions, and return to provision adjustments. For each of the nine months ended September 30, 2012 and September 30, 2011, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effect of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense.

14. Forward Currency Contracts
The assets and liabilities of the Company's international subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other (expense) income, net. For the three and nine months ended September 30, 2012, the Company recorded net foreign currency losses of $0.3 million and net foreign currency gains of $0.2 million, respectively, in the consolidated statement of operations. For the three and nine months ended September 30, 2011, the Company recorded net foreign currency losses of $0.2 million and $1.3 million, respectively, in the consolidated statement of operations.

Since 2011, the Company has entered into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other (expense) income, net. As of September 30, 2012 and 2011, the fair value of the forward currency contracts and the underlying net loss for the three and nine months ended September 30, 2012 and 2011 were deemed to be immaterial.

The Company's foreign currency forward contracts include credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. The Company seeks to minimize counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.
15. Commitments, Contingencies and Guarantees
Operating Lease Commitments
The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through May 2022 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of September 30, 2012 were as follows (in thousands):

Operating Leases
Remaining 2012	$7,746
2013	28,659
2014	25,436
2015	22,825
2016	14,813
Thereafter	40,034
Total	$139,513
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2012 and for the years ending December 31, 2013, 2014, 2015 and 2016, the minimum commitments pursuant to these contracts in effect as of September 30, 2012 were approximately $38.6 million, $57.3 million, $4.4 million, $0.3 million and $0.1 million, respectively. In addition, as of September 30, 2012, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $62.5 million, most of which are expected to be paid over the next twelve months.
Litigation
The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material impact on the Company’s business, results of operations, financial condition or cash flows.
Guarantees
The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, which is an interpretation of previous accounting statements and a rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of September 30, 2012 was determined to be immaterial.
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
The following table summarizes the accrual and usage of the restructuring charges (in thousands):

	Leases	Severance	Total
Ending Balance, December 31, 2011	$593	$3,311	$3,904
Restructuring charge	—	60	60
Cash payments	(28)	(2,116)	(2,144)
Ending Balance, March 31, 2012	565	1,255	1,820
Restructuring charge	—	(46)	(46)
Cash payments	(28)	(697)	(725)
Ending Balance, June 30, 2012	537	512	1,049
Cash payments	(28)	—	(28)
Ending Balance, September 30, 2012	$509	$512	$1,021
Current portion of accrued restructuring	$116	$512	$628
Long-term portion of accrued restructuring	$393	$—	$393

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview of Financial Results
The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	31.8	33.1	32.1	32.6
Research and development expense	5.6	4.8	5.4	4.4
Sales and marketing expense	22.0	19.3	22.0	19.3
General and administrative expense	15.8	18.0	16.9	16.9
Amortization of other intangible assets	1.6	1.5	1.6	1.5
Restructuring charge	—	0.1	—	—
Total costs and operating expenses	76.8	76.8	78.0	74.7
Income from operations	23.2	23.2	22.0	25.3
Interest income	0.5	1.0	0.5	1.0
Other (expense) income, net	(0.1)	(0.1)	—	(0.2)
Gain on investments, net	—	0.1	—	0.1
Income before provision for income taxes	23.6	24.2	22.5	26.2
Provision for income taxes	9.6	9.2	8.9	9.4
Net income	14.0%	15.0%	13.6%	16.8%

We were profitable in 2011 and for the three and nine months ended September 30, 2012; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced. We have observed the following trends and events that are likely to have an impact on our financial condition, results of operations or cash flows in the foreseeable future:
Revenues and Customers

•
During each of the first three quarters of 2012, we were able to offset lost committed recurring revenues by adding new customers and increasing sales of incremental services to our existing customers. A continuation of this trend could lead to increased revenues. Overall revenues are also impacted favorably by amounts we are paid for items such as traffic usage in excess of committed amounts and one-time events but negatively impacted by price declines.

•
Our unit prices offered to some customers have declined as a result of increased competition. These price reductions primarily impacted customers for which we deliver high volumes of traffic over our network, such as digital media customers. If we continue to experience decreases in unit prices and are unable to offset such reductions with increased traffic, enhanced efficiencies in our network, lower co-location and bandwidth expenses, or increased sales of incremental services to existing customers, our revenues and profit margins would decrease.

•
During each of the first three quarters of 2012, we experienced an increase in the rate of traffic growth in our video and software download solutions as compared to the fourth quarter of 2011. If this trend does not continue, our ability to generate revenue growth could be adversely impacted.

•
Although our revenues in the second and third quarters of 2012 were higher than our revenues in the fourth quarter of 2011, we have historically experienced seasonal variations of higher revenues in the fourth quarter of the year and lower revenues during the summer months. We primarily attribute such variations to patterns of usage of e-commerce services by our retail customers. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•
For the nine months ended September 30, 2012, revenues derived from customers outside the United States accounted for 28% of our total revenues. For the remainder of 2012, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with the first nine months of 2012.

Costs and Expenses

•
During the first three quarters of 2012, we continued to reduce our network bandwidth costs per unit and to invest in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs increased during the first three quarters of 2012 as compared to the first three quarters of 2011 due to traffic growth on our network. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected for the remainder of 2012.

•
Co-location costs are a significant percentage of total cost of revenues. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we believe we can manage the growth of co-location costs by deploying fewer servers. If we are unable to achieve such cost reductions, our profitability will be negatively impacted.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs increased by $20.1 million during the first three quarters of 2012 as compared to the first three quarters of 2011. Due to expected future purchases of network equipment during 2012, we believe that depreciation expense related to our network equipment will continue to increase during the remainder of 2012. We also expect to continue to enhance and add functionality to our service offerings, which would increase our internal-use software development costs attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2012 as compared to 2011. All of these increased costs could negatively affect our profitability.

•
We expect to continue to grant restricted stock units, or RSUs, to employees in the future; therefore, we anticipate that stock-based compensation expense will increase compared to 2011 levels. As of September 30,

2012, our total unrecognized compensation costs for stock-based awards were $141.0 million, which we expect to recognize as expense over a weighted average period of 1.3 years. We expect to recognize this expense through 2016.

•
During the nine months ended September 30, 2012, our effective income tax rate was 39.4%. We expect our annual effective income tax rate in 2012 to remain relatively consistent in the remaining quarter of 2012; this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with the accounting guidance for stock-based compensation, any tax planning strategies or the effect of changes in tax laws and regulations.

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
In July 2012, the FASB issued amended guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow entities to assess qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. The updated accounting guidance is effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. We will adopt the updated guidance in the fourth quarter of fiscal year 2012. The adoption of the guidance is not expected to have a material impact on our consolidated financial statements.
Results of Operations
Revenues. Total revenues increased 23%, or $63.5 million, to $345.3 million for the three months ended September 30, 2012 as compared to $281.9 million for the three months ended September 30, 2011. Total revenues increased 19%, or $161.3 million, to $996.1 million for the nine months ended September 30, 2012 as compared to $834.8 million for the nine months ended September 30, 2011. The following table quantifies the contribution to growth in revenues during the periods presented from the different industry verticals in which we sell our services (in millions):

	For the Three Months Ended September 30, 2012 as compared to 2011	For the Nine Months Ended September 30, 2012 as compared to 2011
Media & Entertainment	$31.0	$70.0
Commerce	12.6	37.5
Enterprise	8.4	21.5
High Tech	8.4	24.3
Public Sector	3.1	8.0
Total net increase	$63.5	$161.3
A significant portion of the increase in revenues attributable to our media and entertainment vertical was driven by traffic growth stemming from increased online media consumption. Revenues from our commerce and enterprise verticals increased due to growth in application and cloud performance solutions sold to customers in these verticals. Revenues from our high tech vertical grew due to increased demand for cloud performance solutions and higher software download volumes. Our revenues from the public sector vertical for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 grew due to the timing of completion of certain elements of government agency contracts.
For the three and nine months ended September 30, 2012, approximately 29% and 28%, respectively, of our revenues were derived from our operations located outside of the United States, including 16% and 17%, respectively, derived from Europe. For each of the three- and nine-month periods ended September 30, 2011, approximately 29% and 29%, respectively, of our revenues were derived from operations outside of the United States, including 18% derived from Europe in each of these periods. No single country outside of the United States accounted for 10% or more of revenues during any of these periods. For each of the three- and nine-month periods ended September 30, 2012, resellers accounted for 22% and 21%, respectively, of revenues as compared to 19% of revenues for each of the three- and nine-month periods ended September 30, 2011. For each of the three- and nine-month periods ended September 30, 2012 and 2011, no single customer accounted for 10% or more of revenues.
Cost of Revenues. Cost of revenues was comprised of the following (in millions) for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Bandwidth and service-related fees	$28.4	$21.8	$84.4	$63.5
Co-location fees	32.9	33.7	99.7	96.3
Payroll and related costs of network operations personnel	5.1	3.9	14.5	11.3
Stock-based compensation, including amortization of prior capitalized amounts	2.6	2.2	7.8	7.3
Depreciation and impairment of network equipment	30.8	24.8	86.3	71.2
Amortization of internal-use software	10.2	6.9	27.3	22.4
Total cost of revenues	$110.0	$93.3	$320.0	$272.0
Cost of revenues increased 18%, or $16.7 million, to $110.0 million for the three months ended September 30, 2012 as compared to $93.3 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, cost of revenues increased 18%, or $48.0 million, to $320.0 million as compared to $272.0 million for the nine months ended September 30, 2011.
For each period, this increase was primarily due to:

•	an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit; and

•	an increase in depreciation expense of network equipment as we continued to invest in our infrastructure.
We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2012 and for the years ending December 31, 2013, 2014, 2015 and 2016, our minimum commitments related to bandwidth usage and co-location services as of September 30, 2012 were approximately $38.6 million, $57.3 million, $4.4 million, $0.3 million and $0.1 million, respectively.
We believe that cost of revenues will increase during the fourth quarter of 2012 as compared to each of the first three quarters of 2012. We expect to deploy more servers and deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for the fourth quarter of 2012, we anticipate increases in depreciation expense related to our network equipment and amortization of internal-use software development costs, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.
Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development expenses increased 43%, or $5.8 million, to $19.4 million for the three months ended September 30, 2012 as compared to $13.5 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, research and development expenses increased 46%, or $17.2 million, to $54.4 million as compared to $37.1 million for the nine months ended September 30, 2011. The increases during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 were due to increases in payroll and related costs and stock-based compensation, partially offset by increases in capitalized salaries and related costs.
Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. During the three and nine months ended September 30, 2012, we capitalized software development costs of $12.5 million and $37.4 million, respectively. During the three and nine months ended September 30, 2011, we capitalized software development costs of $8.8 million and $28.1 million, respectively. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three and nine months ended September 30, 2012, we capitalized $2.5 million and $6.4 million, respectively, of stock-based compensation as compared to $1.8 million and $5.2 million, respectively, for the three and nine months ended September 30, 2011. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.
The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2012 as compared to 2011	For the Nine Months Ended September 30, 2012 as compared to 2011
Payroll and related costs	$6.9	$18.9
Stock-based compensation	1.8	5.7
Capitalized salaries and related costs	(3.0)	(8.5)
Other expenses	0.1	1.1
Total net increase	$5.8	$17.2
We believe that research and development expenses, in absolute dollar terms, will increase during the fourth quarter of 2012 as compared to each of the first three quarters of 2012 because we expect to continue to hire additional development personnel in order to make improvements to our core technology, develop new services and make refinements to our existing service offerings.
Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.
Sales and marketing expenses increased 39%, or $21.4 million, to $75.9 million for the three months ended September 30, 2012 as compared to $54.5 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, sales and marketing expenses increased 36%, or $58.4 million, to $219.1 million as compared to $160.7 million for the nine months ended September 30, 2011. The increase in sales and marketing expenses during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily due to higher payroll and related costs, increases in stock-based compensation and marketing and related costs.
The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2012 as compared to 2011	For the Nine Months Ended September 30, 2012 as compared to 2011
Payroll and related costs	$15.6	$34.8
Stock-based compensation	3.9	12.9
Marketing and related costs	1.9	8.1
Other expenses	—	2.6
Total net increase	$21.4	$58.4
We believe that sales and marketing expenses will increase, in absolute dollar terms, during the fourth quarter of 2012 as compared to the first three quarters of 2012 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued headcount growth in our sales and marketing organization.
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
General and administrative expenses increased 7%, or $3.7 million, to $54.5 million for the three months ended September 30, 2012 as compared to $50.8 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, general and administrative expenses increased 20%, or $27.5 million, to $168.2 million as compared to $140.7 million for the nine months ended September 30, 2011. The increase in general and administrative expenses for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily due to costs associated with the acquisitions of Cotendo, Inc., or Cotendo, Blaze Software, Inc., or Blaze, and FastSoft, Inc., or FastSoft, as well as higher payroll and related costs due to headcount growth and increased stock-based compensation. These increases were partially offset by reductions in legal fees.
The following table quantifies the changes in various components of our general and administrative expenses for the periods presented (in millions):

	For the Three Months Ended September 30, 2012 as compared to 2011	For the Nine Months Ended September 30, 2012 as compared to 2011
Payroll and related costs	$3.5	$12.1
Stock-based compensation	1.7	7.6
Depreciation and amortization	0.7	2.0
Legal fees	(1.6)	(4.4)
Non-income taxes	0.1	1.0
Acquisition related costs	0.3	5.5
Other expenses	(1.0)	3.7
Total net increase	$3.7	$27.5
During the fourth quarter of 2012, we expect general and administrative expenses to increase in absolute dollars as compared to the first three quarters of 2012 due to anticipated higher payroll and related costs attributable to increased hiring.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 29%, or $1.2 million, to $5.4 million for the three months ended September 30, 2012 as compared to $4.2 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, amortization of other intangible assets increased 22%, or $2.9 million, to $15.6 million as compared to $12.8 million for the nine months ended September 30, 2011. The increase in amortization of other intangible assets for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily due to the amortization of assets related to the acquisitions of Blaze and Cotendo. Based on our intangible assets at September 30, 2012, we expect amortization of other intangible assets to be approximately $5.4 million for the remainder of 2012, and $23.6 million, $18.2 million, $14.5 million and $10.1 million for 2013, 2014, 2015 and 2016, respectively.
Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 42%, or $1.1 million, to $1.6 million for the three months ended September 30, 2012 as compared to $2.7 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, interest income decreased 44%, or $3.9 million, to $4.8 million as compared to $8.7 million for the nine months ended September 30, 2011. The decreases were due to lower yields earned on our investments as well as a decline in cash and investment balances during the comparable periods.
Other (Expense) Income, net. Other (expense) income, net primarily represents net foreign exchange gains and losses incurred, gains from legal settlements, and other non-operating (expense) income items. For each of the three months ended September 30, 2012 and 2011, other expense, net was $0.2 million. For the nine months ended September 30, 2012, other (expense) income, net was $0.4 million of other income, net as compared to $1.3 million of other expense, net for the nine months ended September 30, 2011. The increase in other income, net for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to foreign exchange rate fluctuations on inter-company and other non functional currency transactions. Other (expense) income, net may fluctuate in the future based upon changes in foreign exchange rates, the outcome of legal proceedings or other events.
Provision for Income Taxes. For the nine months ended September 30, 2012 and 2011, our effective income tax rate, including discrete items, was 39.4% and 35.7%, respectively. For each of the nine months ended September 30, 2012 and 2011, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effect of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. Provision for income taxes increased 29%, or $7.4 million, to $33.3 million for the three months ended September 30, 2012 as compared to $25.9 million for the three months ended September 30, 2011. Provision for income taxes increased 13%, or $10.1 million, to $88.4 million for the nine months ended September 30, 2012 as compared to $78.2 million for the nine months ended September 30, 2011. The increase in the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was mainly due to the increase in estimated non-deductible equity compensation for 2012, a change in the composition of projected income in different jurisdictions, and the expiration of the federal research and development tax credit in 2011.
While we expect our effective income tax rate to remain consistent during the remaining quarter of 2012, this expectation does not take into consideration the effect of discrete items that may be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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
The following table reconciles GAAP net income to normalized net income and normalized net income per diluted share for the periods presented:

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income	$48,231	$42,285	$135,697	$140,823
Amortization of other intangible assets	5,381	4,185	15,611	12,754
Stock-based compensation	22,635	15,141	69,180	42,465
Amortization of capitalized stock-based compensation	2,025	1,592	5,719	5,595
Acquisition-related costs (benefits)	279	—	5,107	(440)
Restructuring (benefit) charge	—	158	14	158
Total normalized net income	$78,551	$63,361	$231,328	$201,355
Normalized net income per diluted share	$0.43	$0.34	$1.27	$1.06
Shares used in per share calculations	181,053	185,704	181,738	189,089
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
The following table reconciles GAAP net income to Adjusted EBITDA for the periods presented:

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$48,231	$42,285	$135,697	$140,823
Amortization of other intangible assets	5,381	4,185	15,611	12,754
Stock-based compensation	22,635	15,141	69,180	42,465
Amortization of capitalized stock-based compensation	2,025	1,592	5,719	5,595
Acquisition-related costs (benefits)	279	—	5,107	(440)
Restructuring (benefit) charge	—	158	14	158
Interest income, net	(1,593)	(3,002)	(4,865)	(9,058)
Provision for income taxes	33,280	25,862	88,366	78,218
Depreciation and amortization	46,051	35,984	127,873	105,879
Other expense (income), net	241	188	(449)	1,330
Adjusted EBITDA	$156,530	$122,393	$442,253	$377,724
Liquidity and Capital Resources
To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.
As of September 30, 2012, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities and commercial paper totaled $1.1 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
Net cash provided by operating activities was $383.6 million for the nine months ended September 30, 2012, compared to $316.6 million for the nine months ended September 30, 2011. The increase in cash provided by operating activities for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to an increase in cash provided by working capital, partially offset by a decrease in net income and an increase in excess tax benefits of stock-based compensation. We expect that cash provided by operating activities will increase in the fourth quarter of 2012 due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.
Net cash used in investing activities was $669.3 million for the nine months ended September 30, 2012, compared to $36.2 million of net cash provided by investing activities for the nine months ended September 30, 2011. Cash used in investing activities for the nine months ended September 30, 2012 reflects cash paid for the acquisitions of Blaze, Cotendo and FastSoft of $306.0 million, net of cash received, and purchases of property and equipment of $159.2 million, including $39.9 million related to the capitalization of internal-use software development costs. Cash used in investing activities for the nine months ended September 30, 2012 also reflects net purchases of short- and long-term marketable securities of $204.2 million. Cash provided by investing activities for the nine months ended September 30, 2011 reflects net sales and maturities of short- and long-term marketable securities of $172.7 million, partially offset by purchases of property and equipment of $136.3 million, including $30.5 million related to the capitalization of internal-use software development costs. For 2012, we expect total capital expenditures, a component of cash used in investing activities, to be approximately 16% of total revenues for the year, which reflects our plan to continue expansion of our network capacity to meet expected future traffic growth. We expect to fund such capital expenditures through cash generated from operations.
Net cash used in financing activities was $92.0 million for the nine months ended September 30, 2012, as compared to $228.7 million for the nine months ended September 30, 2011. Cash used in financing activities during the nine months ended September 30, 2012 consisted of $111.6 million related to our common stock repurchase program as described more fully below, as well as $26.6 million used for taxes paid related to net share settlements of equity awards. This was partially offset by cash provided by financing activities for the nine months ended September 30, 2012 of $17.6 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $28.6 million from exercises of stock options under our stock option plans and employee stock purchase plan. Cash used in financing activities during the nine months ended September 30, 2011 consisted of $247.7 million related to our common stock repurchase program, as well as $5.7 million used for taxes paid related to net share settlements of equity awards. This was partially offset by cash provided by financing activities during the nine months ended September 30, 2011 of $11.5 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $13.3 million from exercises of stock options under our stock option plans and employee stock purchase plan.
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
The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Nine Months Ended September 30,
	2012	2011
Cash, cash equivalents and marketable securities balance as of December 31, 2011 and 2010, respectively	$1,230.0	$1,243.4
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	1,014.8	855.9
Payments to vendors	(550.7)	(459.8)
Payments for employee payroll	(251.5)	(223.7)
Stock option exercises and employee stock purchase plan issuances	28.6	13.3
Cash used in business acquisitions, net of cash acquired	(306.0)	(0.6)
Employee taxes paid related to net share settlement of equity awards	(26.6)	(5.7)
Common stock repurchases	(111.6)	(247.7)
Realized and unrealized gains (losses) on marketable investments and other investment-related assets, net	1.6	(3.5)
Interest income	4.8	8.7
Other	24.9	10.7
Net (decrease) increase	(171.7)	(52.4)
Cash, cash equivalents and marketable securities balance as of September 30, 2012 and 2011, respectively	$1,058.3	$1,191.0
In April 2010, our Board of Directors authorized a $150.0 million stock repurchase program. In April 2011, our Board of Directors authorized a one-year $150.0 million extension to our stock repurchase program commencing in May 2011. In August 2011, our Board of Directors authorized an additional $250.0 million of stock repurchases over the twelve-month period that commenced in May 2011. As a result, the total authorized funding for stock repurchases during this twelve-month period was $400.0 million. In April 2012, our Board of Directors authorized an additional one-year $150.0 million extension of the existing stock repurchase program. Unused amounts from the program covering the twelve-month period that began in May 2011 were not carried over to the extension. During the nine months ended September 30, 2012, we repurchased 3.6 million shares of common stock at an average price of $31.31 per share for an aggregate of $111.6 million. During the nine months ended September 30, 2011, we repurchased 9.4 million shares of common stock at an average price of $26.47 per share for an aggregate of $248.4 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities. See Item 2 of Part II of this quarterly report on Form 10-Q for more detailed information about our repurchases.
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
Contractual Obligations, Contingent Liabilities and Commercial Commitments
The following table presents our contractual obligations and commercial commitments, as of September 30, 2012, for the next five years and thereafter (in millions):

	Payments Due by Period
	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
Bandwidth and co-location agreements	$100.9	$89.2	$11.5	$0.1	$0.1
Real estate operating leases	139.5	29.9	49.9	30.1	29.6
Open vendor purchase orders	62.5	60.0	2.5	—	—
Total	$302.9	$179.1	$63.9	$30.2	$29.7
In accordance with authoritative guidance issued by the FASB, as of September 30, 2012, we had unrecognized tax benefits of $26.0 million, which included approximately $5.6 million of accrued interest and penalties. We do not expect to recognize any material tax benefits in 2012, but we are not otherwise able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized tax benefits and related obligations.
Letters of Credit
As of September 30, 2012, we had $6.0 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. These irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.
Off-Balance Sheet Arrangements
We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three and nine months ended September 30, 2012 was determined to be immaterial.
As of September 30, 2012, we did not have any additional material off-balance sheet arrangements.

Litigation
We are party to litigation that we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material impact on our business, results of operations, financial condition, or cash flows.

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
Foreign Currency Risk
Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies. We do not enter into financial instruments for trading or speculative purposes.

Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three and nine months ended September 30, 2012 and September 30, 2011.

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

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of September 30, 2012 and December 31, 2011, one customer had an account receivable balance of 10% of our accounts receivable. We believe that, at September 30, 2012, concentration of credit risk related to accounts receivable was not significant.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 3 of Part I of our annual report on Form 10-K for the year ended December 31, 2011 for a discussion of legal proceedings. There were no material developments in such legal proceedings during the quarter ended September 30, 2012.

Item 1A.	Risk Factors
The following are important factors, among others, that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.
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

Ultimately, increased competition of all types could result in price and revenue reductions, lower gross margins, loss of customers and loss of market share, each of which could materially impact our business, financial condition, results of operations and cash flows.
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
Our customers have no obligation to renew their agreements for our services after the expiration of their existing terms, which are typically 12 to 24 months. Some may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. We cannot accurately predict renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers' inability to continue their operations and spending levels, the impact of dual vendor policies, customers implementing or increasing their use of in-house technology solutions and deteriorating general economic conditions. It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. If we are unable to do so, our revenue will decline and our business will suffer.
We may be unable to develop robust strategic relationships with third parties; such failure could significantly limit our long-term growth.
Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators and other strategic partners. The need to develop such relationship can be particularly acute in areas outside of the United States. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force, a past lack of strategic focus on such arrangements and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services require significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channel. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number of relationships with channel partners could significantly impede our revenue growth prospects in the short and long term.
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
Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our services and platform. In the future, there may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers. If we elect to move into new areas that involve handling personally identifiable information or other important assets or transactions entrusted to us by our customers, the potential risks we face and magnitude of losses could increase.
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
There have been, and in the future are likely to be, attempts to gain unauthorized access to our information technology systems in order to steal information about our technology, financial data or other information or take other actions that would be damaging to us. Such attacks may be pursued through electronic means or through damage or destruction of, or other denial of access to, a facility where our servers are housed. If we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure. Although we have taken steps to prevent such disruptions and security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future, that our security measures will be effective, that we will quickly detect an attack, or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation. Any insurance coverage we carry may not be sufficient to cover all or a significant portion of the losses we could suffer from a successful attack. Any successful breach of the security of our information systems could lead to the unauthorized release of valuable confidential information, including trade secrets, material nonpublic information about our financial condition and sensitive data that others could use to compete against us. Such events could likely harm our business and reputation. In addition, we offer services designed to address the Internet security needs of our customers. Any failure of those solutions to operate effectively or to provide benefits promised by us could reduce our revenues and harm or business and reputation.
We may have insufficient transmission and co-location space, which could result in interruptions in our services and loss of revenues.
Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers and access to co-location facilities to house our servers. We believe that, absent extraordinary circumstances, we have access to adequate capacity to provide our services; however, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business or networks imposing traffic limits. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. Any failure of network providers on which we rely to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers and ultimately loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our gross margins.
The potential exhaustion of the supply of unallocated IPv4 addresses and the inability of Akamai and other Internet users to successfully transition to IPv6 could harm our operations and the functioning of the Internet as a whole.
An Internet Protocol address, or IP address, is a numerical label that is assigned to any device connecting to the Internet. Today, the functioning of the Internet is dependent on the use of Internet Protocol version 4, or IPv4, the fourth version of the Internet Protocol, which uses 32-bit addresses. We currently rely on the acquisition of IP addresses for the functioning and expansion of our network and expect such reliance to continue in the future. There are, however, only a finite number of IPv4 addresses. It is possible that the number of unallocated IPv4 addresses may be exhausted within one to two years. Internet Protocol version 6, or IPv6, uses 128-bit addresses and has been designed to succeed IPv4 and alleviate the expected exhaustion of unallocated addresses under that version. While IPv4 and IPv6 will co-exist for some period of time, eventually all Internet users and companies will need to transition to IPv6. While we have been developing plans for the transition to IPv6 and ensuring that we are prepared to meet our needs and those of our customers for both IPv4- and IPv6-based technology, there is no guarantee that such plans will be effective. If we are unable to obtain the IPv4 addresses we need, on financial terms acceptable to us or at all, before we or other entities that rely on the Internet can transition to IPv6, our current and future operations could be materially harmed. If there is not a timely and successful transition to IPv6 by Internet users generally, the Internet could function less effectively, which could damage numerous businesses, the economy generally and the prospects for future growth of the Internet as a medium for transacting business. This could, in turn, be harmful to our financial condition, results of operation, and cash flows.
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
We have licensed from the Massachusetts Institute of Technology, or MIT, technology that is covered by various patents and copyrights relating to Internet content delivery technology. Some of our core technology is based in part on the technology covered by these patents, patent applications and copyrights. Our license is effective for the life of the patents and patent applications; however, under limited circumstances, such as a cessation of our operations due to our insolvency or our material breach of the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business.
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
We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal controls over financial reporting were effective as of the date of the end of our most recent quarter, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price.
General global market and economic conditions may have an adverse impact on our operating performance, results of operations and cash flows.
Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. If the U.S. government fails to reach a budget compromise in 2012, automatic spending cuts and tax increases could impact the economy and the businesses of our customers. In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate, thus reducing the purchasing power of European customers, which could limit the amount of services they purchase from us. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.
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
Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent copyright protection, tax, consumer protection, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Other potential regulatory proposals could seek to mandate changes to the economic relationships among participants in the Internet ecosystem. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, domestic and foreign government attempts to regulate the operation of the Internet through legislation, treaties or regulations could negatively impact our business.
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
We derive revenues from contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Most of our government contracts are subject to legislative approval of appropriations to fund the expenditures under these contracts. If the U.S. government fails to reach a budget compromise in 2012, automatic spending cuts could reduce the budgets of agencies that buy our services. These factors may join to limit the revenues we derive from government contracts in the future. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
Provisions of our charter documents and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
July 1, 2012 - July 31, 2012	836,582	29.29	836,582	80,368,625
August 1, 2012 - August 31, 2012	171,200	36.44	171,200	74,130,569
September 1, 2012 - September 30, 2012	150,700	38.36	150,700	68,350,251
Total	1,158,482		1,158,482

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program. All repurchases were made in open market transactions.

(3)	Includes commissions paid.

Item 6.	Exhibits
The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 9, 2012	By:	/s/ JAMES BENSON
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.57	Form of Stock Option Grant Agreement

Exhibit 10.58	Form of Deferred Stock Unit Grant Agreement

Exhibit 10.59	Form of Time-Based Vesting Restricted Stock Unit Agreement

Exhibit 10.60	Form of Performance-Based Vesting Restricted Stock Unit Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended

September 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements.