Form 10-K
period 2012-12-31
AKAMAI TECHNOLOGIES INC
filed 2013-03-01
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,473.8 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 29, 2012.
The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 22, 2013: 177,882,191 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2013 Annual Meeting of Stockholders to be held on May 15, 2013 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

1

AKAMAI TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

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
Overview
Akamai provides content delivery and cloud infrastructure services for accelerating and improving the delivery of content and applications over the Internet. Our solutions range from delivery of conventional content on websites, to tools that support the delivery and operation of cloud-based applications, to live and on-demand streaming video capabilities - all designed to help our customers interact with people accessing the Internet from myriad devices and locations around the world. We believe that our solutions offer unmatched reliability, sophistication and security. At the same time, we help customers save money by enabling them to reduce expenses associated with internal infrastructure build-outs. In short, our core solutions are designed to help organizations efficiently offer websites that improve visitor experiences and increase the effectiveness of their Internet-focused operations.
We were incorporated in Delaware in 1998 and have our corporate headquarters at 8 Cambridge Center, Cambridge, Massachusetts. We have been offering content delivery services and streaming media services since 1999. In subsequent years, we introduced private content delivery networks, Internet-based delivery of applications such as store/dealer locators and user registration, large-scale software distribution capabilities, front-end optimization functionalities and enhanced security offerings.
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
Making the Cloud Work for our Customers
The Internet plays a crucial role in the way companies, government agencies and other enterprises conduct business and reach the public. Enterprises want to offer a dynamic, consistent, secure experience for millions of end users and to take advantage of the potential cost savings of cloud computing - using third party server facilities to enable Internet operations. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today's communication demands or the dramatic expansion in the number and types of devices individuals use to access it. The ad hoc architecture presents potential problems for its widespread usage today, such as:

•	traffic congestion at data centers and between networks;

•	Internet traffic exceeding the capacity of routing equipment;

•	absence of a coordinated security system to protect against hackers, bots and other malefactors that want to steal assets and disrupt the functioning of the Web; and

•	“last mile” issues -- Internet bandwidth constraints between an end user and the Internet access provider.
These potential problems intersect with the features of what we call the hyperconnected world, including:

•	increasingly dynamic and personalized websites;

•	growth in the transmission of rich content, including HD video, music and games;

•	rapid expansion in the use of mobile devices leveraging different technologies and delivery systems; and

•	the desire of millions of consumers worldwide to be able to enjoy the same high-quality experience across all of the devices they use.

The resulting individual experience can be a disappointing one.
Achieving an enterprise's goals in the face of these challenges is made more difficult by internal technology issues. Driven by competition, globalization and expense-containment strategies, companies need an agile Internet-facing infrastructure that cost-effectively meets real-time strategic and business objectives. The dramatic increase in Internet usage places extensive demands on infrastructure; however, expanding internal systems to meet routine demand can be cost-prohibitive. Keeping pace with new developments can also be a difficult challenge. Special marketing or promotional initiatives or unanticipated one-time events such as important unanticipated news, may draw millions of additional visitors to a company's website over a brief period of time. Putting in place incremental internal infrastructure to deal with such spikes is usually impractical and expensive. Network operators themselves are challenged to profitably manage consumer access to the Internet over their networks; recouping the costs of the infrastructure build outs they need to make is generally not supported by their traditional business models.
As our business has developed in recent years, Akamai has created solutions to assist enterprises and network operators in meeting their goals in spite of the challenges at the intersection of the Internet and the hyperconnected world. Our services have grown increasingly sophisticated, and we have moved into new areas to address the evolution of business on the Internet. In particular, our solutions are designed to help companies, government agencies and other enterprises increase revenues and reduce costs by improving the performance, reliability and security of their Internet-facing operations. For network operators, we have developed solutions designed to enable them to leverage Akamai's technology - and its potential benefits - within their own networks to sell content delivery solutions to enterprises and federate with Akamai's network.
With all of our solutions, we seek to make using the cloud a viable approach for customers by addressing the following market needs in a way that is affordable:
Superior Performance. Commercial enterprises invest in websites to attract customers, transact business and provide information about themselves. Our solutions are designed to help customers improve the performance of their websites without the need for them to make the significant investment required to develop their own Internet-related infrastructure. Instead, we have more than 125,000 servers deployed in more than 1,100 networks around the world so that content and applications can be delivered from Akamai servers located closer to website visitors - from what we call the “edge” of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations for our customers.
Scalability. With the proliferation of HD video and other types of rich content and the emergence of the Internet as a crucial sales channel, enterprises of all types must be able to handle rapidly increasing numbers of requests for bandwidth-intensive digital media assets. Websites must also be able to process millions of transactions, particularly during busy seasons. In all of these instances, it can be difficult and expensive to manage such peaks. With our vast distributed network and proprietary software technology, we believe we are uniquely able to handle today's traffic volumes as well as planned and unplanned traffic peaks. In short, our platform is architected with the robustness and flexibility to enable us to provide an on-demand solution to address our customers' capacity needs, helping them avoid expensive investment in a centralized infrastructure.
Security. Internet-based security threats, such as viruses, worms, hactivists, information theft and other intrusions, can impact every measure of performance, including information security, speed, reliability and customer confidence. Security is a key component of our technology platform; we deploy flexible, intelligent cloud-based defense capabilities to help organizations guard the perimeter of their networks and bolster security without sacrificing performance. As discussed below, we also offer specific security-focused solutions to address the discrete concerns of our different customers.
Functionality. Websites have become increasingly dynamic, complex and sophisticated. To meet these challenges, we have added solutions through both internal investment and acquisitions. These solutions include services designed to help our customers accelerate dynamic content and applications, more effectively manage their online media assets, optimize how pages load on individual browsers and adapt content for access through mobile devices.
Our Core Solutions
We offer five solutions designed to meet the online business needs of our customers: Terra, Aqua, Sola, Kona and Aura. Through these solutions, we provide application and cloud performance services, solutions for digital media and software distribution and storage, website optimization services, security tools, network operator solutions and other specialized Internet-based offerings.
Terra
Akamai's Terra solutions are designed to improve the operation of highly-dynamic applications used by enterprises to connect with their employees, suppliers and customers. Traditionally, this market has been addressed by hardware and embedded software products. We believe our managed-service approach offers a more cost-effective and comprehensive solution in this area and enables customers to avoid making significant infrastructure investments. Terra includes the following:
Alta

Terra Alta is an application management service and web accelerator that extends managed application delivery optimizations from the edge of the data center to the edge of the Internet. It is intended to spur application adoption for business applications. Terra Alta is built for the cloud; it is designed to instantly configure and provide improvements in application acceleration and application performance management in both private and public cloud computing environments. This service is appropriate for companies involved in technology, business services, travel and leisure, manufacturing and other industries where there is a focus on Internet-based communication with remote customers, suppliers and franchisees.
Aqua
Akamai's Aqua solutions are designed to accelerate business-to-consumer websites that integrate rich, collaborative content and applications into their online architecture. Leveraging our worldwide network of servers and sophisticated mapping and routing technologies, we provide whole-site and object delivery for our customers' websites. As a result, our customers have access to a more efficient way to implement and maintain a global Internet presence. These services are appropriate for enterprises of all types as well as government agencies. Specific solutions include:
Aqua Ion
Our Aqua Ion solution consists of an integrated suite of delivery, acceleration, and optimization technologies that make real-time web experience optimization decisions based on the requirements of the given situation. In particular, we use front-end optimization techniques based on sophisticated analysis of the end user's web application as well as real-time conditions specific to the end-user's environment such as browser, device, network speed and usage of third-party service. Applying this analysis and our proprietary technology enables our customers to reduce HTTP requests, which allows Web pages to load more quickly.
Aqua Ion Mobile
Aqua Ion Mobile extends the acceleration and optimization technologies described above to help provide end users with optimal mobile web or connected native application experiences. In particular, we utilize adaptive image compression and device characterization to improve the speed at which Web pages load.
Dynamic Site Accelerator
Dynamic Site Accelerator provides global delivery, load balancing and storage of content and applications, enabling businesses to focus valuable resources on strategic matters, rather than on technical infrastructure issues. Our Dynamic Site Accelerator solution includes advanced site delivery service features such as secure content distribution, site failover, content targeting, cache optimization and capacity on-demand.
Sola
Akamai's Sola solutions are designed to enable enterprises to execute digital media and software distribution strategies by improving the end-user experience, boosting reliability and scalability and reducing the cost of Internet-related infrastructure. Customers of these services typically consist of media and software companies. Within Sola, customers can choose from the following:
Sola Media Experience
As the demand for Internet access to music, movies, games, streaming news, sporting events and social networking communities grows, there are many challenges to profitably offering media assets online, particularly with respect to user-generated content and HD video. By relying on our technology and solutions, customers can bypass internal constraints such as traditional server and bandwidth limitations to better handle peak traffic conditions and provide their site visitors with access to larger file sizes. Customers of our Sola Media Experience offerings can also take advantage of complementary features such as digital rights management protections, storage, media management tools and reporting functionalities.

The Sola Media Experience is made up of three key elements designed to provide superior quality viewing experiences: Sola Sphere, Sola Vision and Sola Media Analytics. Each element may be used individually to address specific online media needs or together as a complete, simplified one-stop platform for online content distribution.

The Sola Sphere HTTP delivery network supports progressive media downloading and adaptive bitrate streaming to a variety of player platforms, including Flash®, iOS/Quicktime®, Silverlight®, and HTML5. Sola Sphere's global reach, reliability, and rapid scalability are designed to address the toughest media delivery challenges. In addition, our NetStorage solution provides globally-distributed, cloud-based storage that may be used for content origin, workflow staging, and advanced feature enablement, such as DVR-enabled live streaming.

Our Sola Vision cloud-based media streaming and distribution solutions serve content across video devices, while delivering turn-key solutions in a secure, efficient, and open media work flow. These solutions include transcoding and stream packaging services; an Akamai media player that incorporates advanced heuristics and network server mapping designed to support high-quality video delivery; content protection and conditional access technologies; identity services; and digital locker services.

Our Sola Media Analytics solution is designed to provide our customers with quality of service and other measurement capabilities for post event analysis, real-time quality awareness, and the ability to troubleshoot issues to the individual viewer level.

Sola Software Distribution
Due to the expanding prevalence of broadband access, distribution of computer software has moved primarily to the Internet where traffic conditions and high loads can dramatically diminish software download speed and reliability. Furthermore, surges in traffic from product launches or periodic distributions of anti-virus security updates can overwhelm traditional centralized software delivery infrastructure, adversely affecting website performance and causing users to be unable to download software. Our Sola Software Distribution solution handles the distribution of software for our customers. Our network is designed to withstand large surges in traffic related to software launches and other distributions with a goal of improved customer experiences, increased use of electronic delivery and successful online product launches. We also offer a number of tools to enhance the effectiveness of this distribution model including electronic download receipts, storage, a download manager that provides end users with control over the handling of files received and reporting. This solution is appropriate for software companies of all types including consumer, enterprise, anti-virus and gaming software companies.
Kona
Designed to provide superior cloud computing security, prevent data theft and downtime and mitigate distributed denial of service, or DDoS, attacks by extending the security perimeter outside the data center, Kona Security Solutions are intended to be part of an overall web security strategy. We offer a variety of services that address the Internet security needs of our customers including the following:
•Site Defender - a cloud computing security solution that defends against network and application layer DDoS attacks, Web application attacks, and direct-to-origin attacks. By leveraging our distributed network and proprietary technology, Akamai can absorb traffic targeted at the application layer, deflect DDoS traffic targeted at the network layer such as SYN Floods or UDP Floods, and authenticate valid traffic at the network edge.
•Web Application Firewall - a solution designed to detect and mitigate potential attacks in HTTP and SSL traffic as it passes through our network, before they reach the customer's origin data centers.
Aura
With the growth in consumer adoption of Internet video and other media, networks around the world have experienced significant traffic increases, resulting in congestion across an operator's network from aggregation, to backbone, to interconnection. Aura Network Solutions is a line of managed and licensed content delivery network, or CDN, offerings designed specifically for network operators to build their own CDN capabilities. Our Aura Network Solutions include:
•Managed CDN - provides a network operator with dedicated CDN capacity that is available for its own content applications or third party CDN services. Akamai servers are deployed inside the operator network and are managed by Akamai on behalf of the network operator. The operator can utilize our customer portal to self-provision and control its content and generate usage reports and advanced analytics. Because this CDN capacity is dedicated to the network operator's usage, the operator can make the decisions on where the servers are placed, how much capacity is needed, and for what services they will be used.
•Licensed CDN - provides a network operator with software it can deploy into its network to improve content delivery capabilities. These solutions include technology we acquired through our purchase of Verivue, Inc. In particular, we license software that offers a unified caching technology to support a variety of workloads, ranging from HTML to High Definition video streaming.

We also offer network operators the opportunity to participate in the following program:

•Aura Accelerated Network Partner Program - under this program, a network operator installs Akamai caching servers inside its network data centers. The servers and CDN capacity are fully managed by Akamai and are part of the Akamai Intelligent Platform. The servers are monitored and managed from the Akamai's Network Operations Command Center, or NOCC. The program is designed to enable network operators to offer subscribers a better end user experience for popular content and services.

Our Technology and Network
Our expansive network infrastructure and sophisticated technology are the foundation of our services. We believe Akamai has deployed the world's largest globally-distributed computing platform, with more than 125,000 servers located in over 1,100 networks around the world. Applying our proprietary technology, we deliver our customers' content and computing applications across a system of widely distributed networks of servers in the cloud; the content and applications are then processed at the most efficient places within the network. Servers are deployed in networks ranging from large, backbone network providers to medium and small ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have more than 1,000 peering relationships that provide us with direct paths to end user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.
To make this wide-reaching deployment effective, we use specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet, regardless of global or local traffic conditions. Dedicated professionals staff our NOCC on a 24 hour a day, seven day a week basis to monitor and react to Internet traffic patterns and trends. We frequently deploy enhancements to our software globally to strengthen and improve the effectiveness of our network. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid growth without the need for expensive and complex internal infrastructure.
Business Segments and Geographic Information
We operate in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. For the years ended December 31, 2012, 2011 and 2010, 28%, 29% and 28%, respectively, of our total revenues was derived from our operations outside the United States. Revenues from Europe represented 17%, 18% and 17% of total revenues, respectively. No single country outside of the United States accounted for 10% or more of our revenues in any such year. For more segment and geographic information, including total long-lived assets for each of the last two fiscal years, see our consolidated financial statements included elsewhere in this annual report on Form 10-K, including Note 18 thereto.
Our long-lived assets include servers, which are deployed into networks worldwide. As of December 31, 2012, we had approximately $225.5 million and $119.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2011, we had approximately $194.0 million and $99.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.
Customers
Our customer base primarily consists of enterprises. As of December 31, 2012, our customers included many of the world's leading corporations, including Adobe, Apple, Audi, Dolce & Gabbana, EMC, Hitachi, Home Depot, L'Oreal, Microsoft, MTV Networks, the National Football League, Philips, Qantas, SAP and Standard Chartered Bank. We also actively sell to government agencies. As of December 31, 2012, our public sector customers included the Federal Aviation Administration, the Federal Emergency Management Agency, the U.S. Air Force, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Postal Service and the U.S. Department of Labor. No customer accounted for 10% or more of total revenues for any of the years ended December 31, 2012, 2011or 2010. Less than 10% of our total revenues in each of the years ended December 31, 2012, 2011 and 2010 were derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenues in 2013.
Sales, Service and Marketing
Our sales and service professionals are located in 41 offices in the United States, Europe, the Middle East and Asia. We market and sell our services and solutions globally through our direct sales and services organization and through more than 100 active channel partners including AT&T, IBM Corporation, Verizon and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales- and marketing-focused alliances with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.
Our sales and service organization includes employees in direct and channel sales, professional services, account management and technical consulting. As of December 31, 2012, we had approximately 1,462 employees in our sales and support organization, including 215 direct sales representatives whose performance is measured on the achievement of quota objectives. Additionally, we have 663 technical and professional service employees who support our go-to-market initiatives.
To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances, on-going customer communication programs, training and sales support. As of December 31, 2012, we had 140 employees in our global marketing organization, which is a component of our sales and support organization.
Research and Development
Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers' needs and market demand. As of December 31, 2012, we had 815 research and development employees. Our research and development expenses were $74.7 million, $52.3 million and $54.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, for the years ended December 31, 2012, 2011 and 2010, we capitalized $50.6 million, $40.4 million and $31.1 million, respectively, of external consulting and payroll and payroll-related costs related to the development of internal-use software used by us to deliver our services and operate our network. Additionally, during the years ended December 31, 2012, 2011 and 2010, we capitalized $8.9 million, $7.1 million and $7.6 million, respectively, of stock-based compensation attributable to our research and development personnel.
Competition
The market for our services is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service innovations. We expect competition for our services to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•	the performance and reliability of our services;

•	return on investment in terms of cost savings and new revenue opportunities for our customers;

•	reduced infrastructure complexity;

•	sophistication and functionality of our offerings;

•	scalability;

•	security;

•	ease of implementation and use of service;

•	customer support; and

•	price.
We compete with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, security solutions, technologies used by network operators to improve the efficiency of their systems, streaming content delivery services and equipment-based solutions to Internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the Internet. In addition, potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a provider of externally-managed services like Akamai.
We believe that we compete favorably with other companies in our industry, as well as alternative approaches to content and application delivery over the Internet, on the basis of the quality of our offerings, our customer service and value.
Proprietary Rights and Licensing
Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. We currently have numerous issued United States and foreign-country patents covering our content and application delivery technology, and we have numerous additional patent applications pending. Our issued patents extend to various dates between approximately 2015 and 2025. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.
Employees
As of December 31, 2012, we had 3,074 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

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
We compete in markets that are intensely competitive and rapidly changing. The competitive landscape is varied and presents numerous different challenges including:

•	Current and potential competitors may have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do.

•	Some competitors may attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge.

•	Nimbler companies may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements, resulting in superior offerings.

•	Some current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage enterprises from purchasing any service we offer.

•
Both existing and potential customers may decide to purchase or develop their own hardware, software and other technology solutions rather than rely on an external provider like Akamai. As a result, our competitors include hardware manufacturers, software companies and other entities that offer Internet-related solutions that are not service-based.

Ultimately, increased competition of all types could result in price and revenue reductions, loss of customers and loss of market share, each of which could materially impact our business, profitability, financial condition, results of operations and cash flows.
We depend on the development of new services and enhancement to existing services. If we fail to innovate and respond to emerging technological trends and customers' changing needs, our operating results and market share may suffer.
The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our ability to provide new and innovative solutions to address the evolving ways enterprises use the Internet is important to our future growth and profitability. If we fail to do so, our operating results will likely be significantly harmed. If other companies develop technological or business model innovations in the markets we seek to address that are, or are perceived to be, equivalent or superior to our services, then we could lose market share and our revenue and profitability would also suffer. In addition, our customers' business models may change in ways that we do not anticipate, and the failure to address these changes could reduce or eliminate our customers' needs for our services. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not successfully execute our technology initiatives because of errors in planning or timing, technical or operational hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources.
Numerous factors could cause our revenue growth rate and profitability to decline.
Our revenue growth rate may decline in future periods as a result of a number of factors, including increasing competition, pricing pressure, the decline in growth rate percentages as our revenues increase to higher levels and macroeconomic factors affecting certain aspects of our business. We also believe our profitability may decrease because we have large fixed expenses and expect to continue to incur significant bandwidth, co-location and other expenses, including increased depreciation on network equipment purchased in recent years. As a result, we may not be able to continue to maintain our current level of profitability in 2013 or on a quarterly or annual basis thereafter.
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

We are increasing our investment in engineering, sales, service and marketing activities. These investments may achieve delayed or lower than expected benefits which could harm our operating results.

We are increasing our investment in personnel and other resources related to our engineering, sales, service and marketing functions as we focus on innovation and expansion of our operations, particularly in areas such as cloud computing and security solutions. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
We may be unable to replace lost revenues due to customer cancellations or renewals at lower rates.
Our customers have no obligation to renew their agreements for our services after the expiration of their existing terms, which are typically 12 to 24 months. We cannot predict our renewal rates. Some may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. Historically, a significant percentage of our renewals, particularly with larger customers, have involved unit price declines as competition has increased and the market for certain parts of our business has matured. If that trend continues in the future, we will need to sell more services or attract new customers to increase our revenues and improve or maintain profitability. Our renewal rates may decline as a result of a number of factors, including competitive pressures, customer dissatisfaction with our service, customers' inability to continue their operations and spending levels, the impact of dual vendor policies, customers implementing or increasing their use of in-house technology solutions and general economic conditions. It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. If we are unable to do so, our revenue will decline and our business will suffer.
We may be unable to develop robust strategic relationships with third parties that expand our distribution channels and increase revenues; such failure could significantly limit our long-term growth.
Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenues. The need to develop such relationship can be particularly acute in areas outside of the United States. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force, a past lack of strategic focus on such arrangements and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services require significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channel. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number of relationships with channel partners -- and any inability to successfully execute on the partnerships we initiate -- could significantly impede our revenue growth prospects in the short and long term.
Our failure to manage effectively our operations, expected growth, diversification and changes to our business could harm us.
Our future operating results will depend on our ability to manage our operations. We hired a new Chief Executive Officer effective January 1, 2013, and he has made and may want to make further changes to our strategic plan, service offerings, organizational structure, or other aspects of the company. These initiatives may not work as intended, or may take longer to be effective, which could have a negative impact on our results of operations and growth projections.
As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters. However, most management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals.
We have greatly increased our employee base in recent years. We expect that by the end of 2013 more than 50% of our employee population will have been at Akamai for fewer than two years. It is important to our continued success that we hire qualified employees, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.
As our business evolves, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively, we will need to continue to upgrade and improve our data systems, billing systems and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.
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
Any unplanned interruption in the functioning of our network or services or attacks on our internal information technology systems could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial statements and reputation.
Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, affected customers may be entitled to credits. Our network or services could be disrupted by numerous events, including natural disasters, unauthorized access to our servers, failure or refusal of our third-party network providers to provide the necessary capacity, power losses and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users.
Cybersecurity attacks and other security breaches could expose us to liability and our reputation and business could suffer.
We are in the information technology business, and our services and network transmit and store our customers' information and data as well as our own. We have a reputation for a secure and reliable platform and services and have invested a great deal of time and resources in protecting the integrity and security of our services and internal and external data that we manage. Nevertheless, there have been, and in the future are likely to be, attempts to gain unauthorized access to our information technology systems in order to steal information about our technology, financial data or other information or take other actions that would be damaging to our customers and us. Such attacks may be pursued through viruses, worms and other malicious software programs that attack our platform, exploit potential security vulnerabilities of our services, create system disruptions and cause shutdowns or denials of service. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance, and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers' data or our IT systems.
As we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure. Security risks for us will also increase as we continue to grow our cloud-based offerings and services, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within Akamai.
There can be no assurance that attacks by unauthorized users will not be attempted in the future, that our security measures will be effective, that we will quickly detect an attack, or that a successful attack would not be damaging. Any widespread interruption of the functioning of our network or services would reduce our revenues and could harm our business, financial results and reputation. Any insurance coverage we carry may not be sufficient to cover all or a significant portion of the losses we could suffer from an attack. Any breach of the security of our information systems could lead to the unauthorized release of valuable confidential information, including trade secrets, material nonpublic information about our customers, personally identifiable information about individuals, financial information and sensitive data that others could use to compete against us. Such events could likely harm our business and reputation. If the security solutions we offer to address the Internet security needs of our customers fail to operate effectively or to provide benefits promised by us, we could suffer from reduced revenues and harm to our business and reputation.
We may have insufficient transmission and co-location space, which could result in interruptions in our services and loss of revenues.
Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business or networks imposing traffic limits. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. Any failure of network providers on which we rely to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers and ultimately loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our profitability.
The potential exhaustion of the supply of unallocated IPv4 addresses and the inability of Akamai and other Internet users to successfully transition to IPv6 could harm our operations and the functioning of the Internet as a whole.
An Internet Protocol address, or IP address, is a numerical label that is assigned to any device connecting to the Internet. Today, the functioning of the Internet is dependent on the use of Internet Protocol version 4, or IPv4, the fourth version of the Internet Protocol, which uses 32-bit addresses. We currently rely on the acquisition of IP addresses for the functioning and expansion of our network and expect such reliance to continue in the future. There are, however, only a finite number of IPv4 addresses. The supply of unallocated IPv4 addresses is likely to be exhausted in the near future. Internet Protocol version 6, or IPv6, uses 128-bit addresses and has been designed to succeed IPv4 and alleviate the expected exhaustion of unallocated addresses under that version. While IPv4 and IPv6 will co-exist for some period of time, eventually all Internet users and companies will need to transition to IPv6. There can be no guarantee that the plans we have been developing for the transition to IPv6 will be effective. If we are unable to obtain the IPv4 addresses we need, on financial terms acceptable to us or at all, before we or other entities that rely on the Internet can transition to IPv6, our current and future operations could be materially harmed. If there is not a timely and successful transition to IPv6 by Internet users generally, the Internet could function less effectively, which could damage numerous businesses, the economy generally and the prospects for future growth of the Internet as a medium for transacting business. This could, in turn, be harmful to our financial condition, results of operation and cash flows.
As part of our business strategy, we have entered, and may seek to enter, into business combinations, acquisitions, and other strategic relationships that may be difficult to integrate, disrupt our business, dilute stockholder value and divert management attention.
We have completed numerous acquisitions in recent years. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. We may also enter into other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•	the difficulty of integrating the operations and personnel of acquired companies;

•	the potential disruption of our ongoing business;

•	the potential distraction of management;

•	expenses related to the transactions;

•
that accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and     a reduction in the useful lives of intangible assets acquired could decrease our net income and earnings per share; and

•	potential unknown liabilities associated with acquired businesses
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

Our stock price has been, and may continue to be, volatile, and your investment could lose value.
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
Furthermore, our revenues, particularly those attributable to usage of our services beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media customers and commerce customers for which holiday sales are a key but unpredictable driver of usage of our services. As we introduce new services and potentially increase software licensing, we expect to face additional challenges with our forecasting processes. Also, because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance, our stock price may decrease significantly in reaction.
Any of these events, as well as other circumstances discussed in these Risk Factors, may cause the price of our common stock to fall. In addition, the stock market in general, and the market prices for technology companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.
Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term. Members of our senior management team have left Akamai over the years for a variety of reasons, and we cannot be certain that there will not be additional departures, which may be disruptive to our operations. We compensate our officers and employees in part through equity incentives, including stock options. Some of these stock options held by our officers and employees have exercise prices in excess of the current market price of our common stock, which has diminished the retentive value of such options. The loss of the services of any of our key employees could hinder or delay the implementation of our business model and the development and introduction of, and negatively impact our ability to sell, our services.
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
Significant portions of our business depend on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe® Flash® or Windows® Media, were to become limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery services would decline by customers using these formats. Owners of proprietary content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.
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
Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation.  We have recorded certain tax reserves to address potential exposures involving our income, sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to cover our total actual liability. Although we believe our estimates and reserves are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal controls over financial reporting were effective as of December 31, 2012, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.
General global market and economic conditions may have an adverse impact on our operating performance, results of operations and cash flows.
Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. If the U.S. government fails to reach a budget compromise in 2013, automatic spending cuts and tax increases could impact the economy and the businesses of our customers. In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate, thus reducing the purchasing power of European customers, which could limit the amount of services they purchase from us. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.
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
We have operations in numerous foreign countries and may continue to expand our sales and support organizations internationally. Such expansion could require us to make significant expenditures, which could harm our profitability. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	currency exchange rate fluctuations and limitations on the repatriation and investment of funds;

•	inability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from or converting currencies in certain countries;

•	unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

•
interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;

•	uncertainty regarding liability for content or services;

•	adjusting to different employee/employer relationships and different regulations governing such relationships;

•	corporate and personal liability for alleged or actual violations of laws and regulations;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences; and

•	potentially adverse tax consequences.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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
A large number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concern data privacy and retention issues related to our business. It is not possible to predict whether, when, or the extent to which such legislation may be adopted. In addition, the interpretation and application of user data protection laws are currently unsettled. These laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current data protection policies and practices. Complying with potentially varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Internet-related and other laws could adversely affect our business.
Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent copyright protection, tax, consumer protection, content, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Other potential regulatory proposals could seek to mandate changes to the economic relationships among participants in the Internet ecosystem. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, domestic and foreign government attempts to regulate the operation of the Internet through legislation, treaties or regulations could negatively impact our business.
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
We derive revenues from contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Most of our government contracts are subject to legislative approval of appropriations to fund the expenditures under these contracts. If the U.S. government fails to reach a budget compromise in 2013, automatic spending cuts could reduce the budgets of agencies that buy our services. These factors may join to limit the revenues we derive from government contracts in the future. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
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

•
Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting; such provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company; and

•
Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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
We lease approximately 270,000 square feet of property for our headquarters in Cambridge, Massachusetts; the leases for such space are scheduled to expire in December 2019. Of this space, we have subleased approximately 34,000 square feet to other companies. Our primary west coast office is located in approximately 84,000 square feet of leased office space in San Mateo, California; the lease for such space is scheduled to expire in October 2018. We maintain offices in several other locations in the United States, including in or near each of Los Angeles and San Diego, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston,Virginia and Seattle, Washington. We also maintain offices in or near the following cities: Bangalore and Mumbai, India; Beijing and Hong Kong, China; Munich, Germany; Paris, France; London, England; Tokyo and Osaka, Japan; Singapore; Madrid, Spain; Sydney, Australia; Netanya, Israel; Ottawa, Canada; San Jose, Costa Rica; Milan, Italy; Stockholm, Sweden; Seoul, South Korea; Zurich, Switzerland; Taipei, Taiwan; Amsterdam, the Netherlands; Prague, Czech Republic; and Krakow, Poland. All of our facilities are leased. The square footage amounts above are as of March 1, 2013. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3.	Legal Proceedings
We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material adverse effect on our business, results of operations or financial condition.

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
Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on The NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on The NASDAQ Global Select Market:

	High	Low
Fiscal 2012:
First Quarter	$39.14	$31.01
Second Quarter	$39.09	$25.90
Third Quarter	$39.67	$27.86
Fourth Quarter	$41.88	$34.09
Fiscal 2011:
First Quarter	$52.72	$34.60
Second Quarter	$41.25	$28.69
Third Quarter	$31.92	$19.50
Fourth Quarter	$32.56	$18.25

As of February 26, 2013, there were 488 holders of record of our common stock.
We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.
Issuer Purchases of Equity Securities
The following is a summary of our repurchases of our common stock in the fourth quarter of 2012 (in thousands except average price paid per share data):

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(5)
October 1, 2012 – October 31, 2012	184,700	$38.14	184,700	$61,305,634
November 1, 2012 – November 30, 2012	350,685	$36.64	350,685	$48,455,758
December 1, 2012 – December 31, 2012	259,231	$38.28	259,231	$38,531,241
Total	794,616		794,616
__________________

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $.01 per share.

(3)	Includes commissions paid.

(4)
In April 2012, the Board of Directors authorized a $150.0 million stock repurchase program covering a twelve-month period commencing May 1, 2012. See Note 14 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(5)
Dollar amounts represented reflect $150.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program and its extension were in effect and aggregate commissions paid in connections therewith.

During the year ended December 31, 2012, we repurchased approximately 4.4 million shares of our common stock for an aggregate $141.5 million.

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
The following table summarizes the acquisitions of aCerno Inc., or aCerno, Velocitude LLC, or Velocitude, Blaze Software, Inc., or Blaze, Cotendo, Inc., or Cotendo, FastSoft, Inc., or FastSoft, and Verivue Inc., or Verivue (in millions):

	Acquisition Date	Purchase Price		Goodwill and Other Intangible Assets	Amortization Included in Net Income for the Year Ended December 31,					3
					2012	2011	2010	2009	2008

aCerno	November 2008	90.8	[2]	100.3	3.9	4.1	3.4	3.1	0.5
Velocitude	June 2010	12.0	[2]	14.4	1.2	0.7	0.3	—	—
Blaze	February 2012	19.3	[2]	20.2	0.7	—	—	—	—
Cotendo	March 2012	278.9	[2]	277.6	3.7	—	—	—	—
FastSoft	September 2012	14.4	[2]	12.5	—	—	—	—	—
Verivue	December 2012	30.9	[2]	28.2	—	—	—	—	—

1.	Amounts represent purchase price comprised primarily of our common stock.

2.	Amounts represent purchase price cash payment.

3.	Amortization is recognized in proportion to the expected future net cash flows from the intangible assets.

In April 2011, our Board of Directors authorized a one-year $150.0 million stock repurchase program that began in May 2011. On August 8, 2011, our Board of Directors authorized an additional $250.0 million of stock repurchases under the previously-approved program so that the total authorized funding for stock repurchases over the twelve-month period ended April 2012 was $400.0 million. In April 2012, the Board of Directors authorized a new $150.0 million stock repurchase program covering a twelve month period commencing on May 1, 2012. Unused amounts from the 2011 authorization were not carried over to the new program. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. We may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used for financing activities.
For the year ended December 31, 2012, we repurchased 4.4 million shares of our common stock for $141.5 million. For the year ended December 31, 2011, we repurchased 12.3 million shares of our common stock for $324.7 million. As of December 31, 2012, we had $38.5 million remaining available for future purchases of shares under the current repurchase program.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,373,947	$1,158,538	$1,023,586	$859,773	$790,924
Total costs and operating expenses	1,059,460	867,889	769,309	636,293	578,660
Operating income	314,487	290,649	254,277	223,480	212,264
Net income	203,989	200,904	171,220	145,913	145,138
Net income per weighted average share:
Basic	$1.15	$1.09	$0.97	$0.85	$0.87
Diluted	$1.12	$1.07	$0.90	$0.78	$0.79
Weighted average shares used in per share calculation:
Basic	177,900	183,866	177,309	171,425	167,673
Diluted	181,749	187,556	190,650	188,658	186,685

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and unrestricted marketable securities	1,094,940	1,229,913	$1,243,085	$1,060,846	$768,014
Restricted cash and marketable securities	300	42	317	638	3,613
Working capital	525,440	973,628	713,316	433,880	401,453
Total assets	2,600,627	2,345,501	2,352,676	2,087,510	1,880,951
Other long-term liabilities	51,929	40,859	29,920	21,495	11,870
1% convertible senior notes, including current portion	—	—	—	199,755	199,855
Total stockholders’ equity	$2,345,754	$2,156,250	$2,177,605	$1,738,722	$1,568,770

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We provide content delivery and cloud infrastructure services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive revenues from the sale of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts generally commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. Alternatively, many of our customer contracts have minimum usage commitments that are based on quarterly, annual or longer periods. Having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing lost recurring revenue due to price reductions and customer cancellations or terminations and build on that base by adding new customers and increasing the number of services and features that our existing customers purchase. At the same time, we must manage the rate of growth in our expenses as we invest in strategic initiatives that we anticipate will generate future revenue growth. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.
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
Recent Event
Effective January 1, 2013, F. Thomson Leighton became our new Chief Executive Officer. Dr. Leighton co-founded Akamai and has served as our Chief Scientist and as a director since August 1998.
On January 24, 2013, we announced the acquisition by MediaMath, Inc. of substantially all of the assets used by us in our Advertising Decision Solutions business. Simultaneously with the sale, we entered into a multi-year relationship agreement whereby MediaMath will have exclusive rights to leverage our pixel-free technology for use within digital advertising and marketing applications.
On February 6, 2013, we announced that our Board of Directors authorized a $150 million extension of its share repurchase program, effective for a 12-month period beginning February 1, 2013. As of this date, all prior repurchase authorizations have expired.
Overview of Financial Results
We increased our net income in 2012 to dollar levels that exceeded both 2011 and 2010. The improvement primarily resulted from our efforts to increase our recurring revenues while effectively managing the expenses needed to support that growth. The following sets forth, as a percentage of revenues, consolidated statements of operations data for the years indicated:

	2012	2011	2010
Revenues	100%	100%	100%
Cost of revenues	31	32	30
Research and development	5	5	5
Sales and marketing	22	20	22
General and administrative	17	17	16
Amortization of other intangible assets	2	1	2
Restructuring charge	—	—	—
Total costs and operating expenses	77	75	75
Income from operations	23	25	25
Income expense	—	—	—
Interest income	1	1	1
Other income (expense), net	—	—	—
Loss on early extinguishment of debt	—	—	—
Income before provision for income taxes	24	26	26
Provision for income taxes	9	9	9
Net income	15%	17%	17%

We were profitable for fiscal years 2012, 2011 and 2010; however, we cannot guarantee continued profitability or profitability at the levels we have recently experienced for any period in the future. We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the foreseeable future:

Revenues and Customers

•
During 2012, we were able to offset lost committed recurring revenues by adding new customers and increasing sales of incremental services to our existing customers. A continuation of this trend could lead to increased revenues. Overall revenues are also impacted favorably by amounts we are paid for items such as traffic usage in excess of committed amounts and one-time events, but negatively impacted by price declines.

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

•
During 2012, we experienced an increase in the rate of traffic growth in our video and software download solutions as compared to 2011. If this trend does not continue, our ability to generate revenue growth could be adversely impacted.

•
We have historically experienced seasonal variations of higher revenues in the fourth quarter of the year and lower revenues during the summer months. We primarily attribute such variations to patterns of usage of e-commerce services by our retail customers. We expect this trend to continue, which could impact our ability to generate quarterly revenue growth on a sequential basis.

•
During 2012, revenues derived from customers outside the United States accounted for 28% of our total revenues. For 2013, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with 2012.

Costs and Expenses

•
During 2012, we continued to reduce our network bandwidth costs per unit and to invest in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs increased during 2012 as compared to 2011 due to traffic growth on our network. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. If we do not experience lower per unit bandwidth pricing or we are unsuccessful at effectively routing traffic over our network through lower cost providers, total network bandwidth costs could increase more than expected in 2013.

•
Co-location costs are a significant percentage of total cost of revenues. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we believe we can manage the growth of co-location costs by deploying fewer servers. If we are unable to achieve such cost reductions, our profitability will be negatively impacted.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs increased by $29.4 million during 2012 as compared to 2011. Due to the software and hardware initiatives we have undertaken to manage our global network more efficiently, we expect the useful lives of our network assets to be extended by approximately one year. This change is expected to decrease depreciation expense related to our network equipment during 2013, as compared to 2012. We also expect to continue to enhance and add functionality to our service offerings, which would increase our internal-use software development costs attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2013 as compared to 2012. Any of these increased costs could negatively affect our profitability.

•
We expect to continue to grant restricted stock units, or RSUs, to employees in the future; therefore, we anticipate that stock-based compensation expense will increase compared to 2012 levels. As of December 31, 2012, our total unrecognized compensation costs for stock-based awards were $134.7 million, which we expect to recognize as expense over a weighted average period of 1.2 years. We expect to recognize this expense through 2016.

•
For fiscal 2012, our effective income tax rate was 36.6%. We expect our annual effective income tax rate in 2013 to decrease slightly as compared to 2012 due to the reinstatement of the federal research and development credit in the beginning of 2013, which is retroactive to 2012; however, this expectation does not take into consideration the effect of discrete items recorded as a result of our compliance with the accounting guidance for stock-based compensation, any tax planning strategies or the effect of changes in tax laws and regulations.

•
During 2012 we increased our headcount from 2,380 to 3,074 employees in support of product development initiatives and our global go-to-market strategy. This resulted in an increase in our operating expenses, as compared to 2011. We expect to continue to invest in these areas, as well as related administrative costs, to support our growth in 2013. If our operating costs grow faster than our revenue growth, our profitability will be negatively impacted.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this annual report on Form 10-K, we expect to continue to generate net income on a quarterly and annual basis during 2013; however, our future results are likely to be affected by many factors identified in the section captioned “Risk Factors” and elsewhere in this annual report on Form 10-K, including our ability to:

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
As a result, there is no assurance that we will achieve our expected financial objectives in any future period.

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
Definitions
We define our “critical accounting policies” as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial statements as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.
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
When more than one element is contained in a revenue arrangement, we determine the fair value for each element in the arrangement based on vendor-specific objective evidence, or VSOE, for each respective element, including any renewal rates for services contractually offered to the customer. Elements typically included in our multiple element arrangements consist of our core services - the delivery of content, applications and software over the Internet - as well as mobile and security solutions, and enterprise professional services. These elements have value to our customer on a stand-alone basis in that they can be sold separately by another vendor. Additionally, there is not generally a right of return relative to these services.
We typically use VSOE to determine the fair value of our separate elements. All stand-alone sales of professional services are reviewed to establish the average stand-alone selling price for those services. For our core services, the fair value is the price charged for a single deliverable on a per unit basis, when it is sold separately.
For arrangements in which we are unable to establish VSOE, third-party evidence, or TPE, of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which we are unable to establish VSOE or TPE for each element, we use the best estimate of selling price ("BESP"), to determine the fair value of the separate deliverables. We estimate BESP based upon a management-approved product price list and pre-established discount levels for each product that takes into consideration volume, geography and industry lines. We allocate arrangement consideration across the multiple elements using the relative selling price method.
At the inception of a customer contract, we make an estimate as to that customer’s ability to pay for the services provided. We base our estimate on a combination of factors, including the successful completion of a credit check or financial review, our collection experience with the customer and other forms of payment assurance. Upon the completion of these steps, we recognize revenue monthly in accordance with our revenue recognition policy. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received from the customer. Changes in our estimates and judgments about whether collection is reasonably assured would change the timing of revenue or amount of bad debt expense that we recognize.
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
From time to time, we enter into contracts to sell our services or license our technology to unrelated enterprises at or about the same time we enter into contracts to purchase products or services from the same enterprises. If we conclude that these contracts were negotiated concurrently, we record as revenue only the net cash received from the vendor, unless the product or service received has a separate and identifiable benefit and the fair value to us of the vendor’s product or service can be objectively established.
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
Goodwill and Other Intangible Assets:
We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of December 31, 2012 and 2011, we concluded that we had one reporting unit and assigned the entire balance of goodwill to this reporting unit. The fair value of the reporting unit was determined using our market capitalization as of each of December 31, 2012 and 2011. We performed an impairment test of goodwill as of those dates, and the tests did not indicate an impairment of goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks and non-compete agreements arising from acquisitions of businesses and acquired license rights. We engaged third party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets. Goodwill is carried at its historical cost.
Loss Contingencies:
We define a loss contingency as a condition involving uncertainty as to a possible loss related to a previous event that will not be resolved until one or more future events occur or fail to occur. Our primary loss contingencies relate to pending or threatened litigation. We record a liability for a loss contingency when we believe that it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. When we believe the likelihood of a loss is less than probable and more than remote, we do not record a liability, but we disclose the nature of material loss contingencies in the notes to our consolidated financial statements.
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
Uncertainty in income taxes is recognized in our financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As of December 31, 2012, we had unrecognized tax benefits of $26.9 million, including accrued interest and penalties.
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
For stock options, RSUs and deferred stock units that contain only a service-based vesting feature, we recognize compensation cost on a straight-line basis over the award's vesting period. For awards with a performance condition-based vesting feature, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting period, commencing when achievement of the performance condition is deemed probable.
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

Results of Operations
Revenues. Total revenues increased 19%, or $215.4 million, to $1,373.9 million for the year ended December 31, 2012 as compared to $1,158.5 million for the year ended December 31, 2011. Total revenues increased 13%, or $135.0 million, to $1,158.5 million for the year ended December 31, 2011 as compared to $1,023.6 million for the year ended December 31, 2010. The following table quantifies the increase in revenues attributable to the different industry verticals in which we sell our services (in millions):

	For the year ended December 31, 2012 as compared to 2011	For the year ended December 31, 2011 as compared to 2010
Media & Entertainment	$90.7	$45.7
Commerce	50.4	46.1
Enterprise	32.9	33.5
High Tech	31.2	4.9
Public Sector	10.2	4.8
Total net increase	$215.4	$135.0

We believe that the continued growth in use of the Internet by businesses and consumers was the principal factor driving increased purchases of our services during each of the last several years. We expect this trend to continue in 2013, but our revenue may increase at a lower rate due to competitive factors, general economic conditions and the impact of the sale of our Advertising Decisions Solutions, or ADS, business in early 2013. Our growth rate in 2012 benefited from revenues from acquisitions; we may not experience such benefits in 2013.

Revenues from our media and entertainment vertical increased due to traffic growth stemming from increased online media consumption. Revenues from our commerce and enterprise verticals for 2012 as compared to 2011, as well as 2011 as compared to 2010, increased due to growth in application and cloud performance solutions, particularly security-related solutions, sold to customers in these verticals. Revenues from our high tech vertical increased in 2012 as compared to 2011 due to increased demand for cloud performance solutions and higher software download volumes. Revenues from the public sector increased in 2012 as compared to 2011 due to the timing of completion of certain elements of government agency contracts. Our 2011 revenues from the public sector and high tech verticals did not materially change as compared to 2010.

For 2012, 2011 and 2010, 28%, 29% and 28%, respectively, of our total revenues were derived from our operations located outside of the United States. Revenue from our operations in Europe represented 17%, 18% and 17% of total revenues for 2012, 2011 and 2010, respectively. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. We expect international sales as a percentage of our total sales in 2013 to remain consistent as compared to 2012.
Resellers accounted for 22% of total revenues in 2012, 19% in 2011 and 18% in 2010. Approximately 1% of the increase in 2012 was attributable to a change in classification of certain direct customers to resellers. For 2012, 2011 and 2010, no single customer accounted for 10% or more of total revenues.
Cost of Revenues. Cost of revenues includes fees paid to network providers for bandwidth and co-location of our network equipment. Cost of revenues also includes payroll and related costs and stock-based compensation expense for network operations personnel, cost of software licenses, depreciation of network equipment used to deliver our services and amortization of internal-use software.
Cost of revenues was comprised of the following (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Bandwidth and service-related fees	$114.5	$92.0	$79.9
Co-location fees	132.0	130.8	96.1
Payroll and related costs of network operations personnel	19.3	15.3	14.0
Stock-based compensation, including amortization of prior capitalized amounts	10.3	9.6	10.3
Depreciation of network equipment	118.0	96.8	76.3
Amortization of internal-use software	37.8	30.0	26.8
Total cost of revenues	$431.9	$374.5	$303.4

Cost of revenues increased 15%, or $57.4 million, to $431.9 million for the year ended December 31, 2012 as compared to $374.5 million for the year ended December 31, 2011. Cost of revenues increased 23%, or $71.1 million, to $374.5 million for the year ended December 31, 2011 as compared to $303.4 million for the year ended December 31, 2010.

For each period, this increase was primarily due to:

•an increase in amounts paid to network providers for bandwidth due to higher traffic levels, partially offset by reduced bandwidth costs per unit; and

•	an increase in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure

Additionally, in each of 2012, 2011 and 2010, cost of revenues included stock-based compensation expense and amortization of capitalized stock-based compensation; such expense increased by $0.7 million in 2012 as compared to 2011 and decreased by $0.7 million in 2011 as compared to 2010. Cost of revenues during each of 2012, 2011 and 2010 also included credits received of approximately $10.8 million, $6.9 million and $7.1 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of future credits, if any, are unpredictable.
We have long-term purchase commitments for bandwidth usage and co-location with various networks and Internet service providers. As of December 31, 2012, our current minimum commitments for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 were approximately $98.8 million, $10.0 million, $1.3 million, $0.1 million and $0.1 million, respectively.
We believe cost of revenues will increase in 2013 as compared to 2012. We expect to deploy more servers and to deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for 2013, we anticipate increases in amortization of internal-use software development costs , along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand.
Due to the software and hardware initiatives we have undertaken to manage our global network more efficiently, we expect the useful lives our of network assets to be extended by approximately one year. This change is expected to decrease depreciation expense related to our network equipment during 2013, as compared to 2012.
Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test, deploy and enhance our services and our network. Research and development costs are expensed as incurred, except for certain internal-use software development costs eligible for capitalization. During the years ended December 31, 2012, 2011 and 2010, we capitalized software development costs of $50.6 million, $40.4 million and $31.1 million, respectively. These development costs consisted of external consulting, payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, for the years ended December 31, 2012, 2011 and 2010, we capitalized as internal-use software $8.9 million, $7.1 million and $7.6 million, respectively, of non-cash stock-based compensation, net of impairments. We amortize these capitalized internal-use software costs to cost of revenues over their estimated useful lives of two years.
Research and development expenses increased 43%, or $22.4 million, to $74.7 million for the year ended December 31, 2012 as compared to $52.3 million for the year ended December 31, 2011. Research and development expenses decreased 4%, or $2.4 million, to $52.3 million for the year ended December 31, 2011 as compared to $54.8 million for the year ended December 31, 2010. The increase in research and development expenses in 2012 as compared to 2011 was due to increases in payroll and related costs and stock-based compensation as a result of headcount growth, partially offset by capitalized salaries. The decrease in research and development expenses in 2011 as compared to 2010 was due to higher capitalized salaries and a decrease in stock-based compensation, partially offset by increases in payroll and related costs as a result of headcount growth. The following table quantifies the net changes in the various components of our research and development expenses for the periods presented (in millions):

	Increase (Decrease) in Research and Development Expenses
	2012 to 2011	2011 to 2010
Payroll and related costs	$25.8	$9.1
Stock-based compensation	6.1	(3.9)
Capitalized salaries and related costs	(10.9)	(8.0)
Other expenses	1.4	0.4
Total net increase (decrease)	$22.4	$(2.4)

We believe that research and development expenses will increase in 2013 as compared to 2012 because we expect to continue to hire additional development personnel in order to make improvements in our core technology, develop new services and make refinements to our other service offerings.
Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense, commissions for personnel engaged in marketing, sales and support functions and advertising and promotional expenses.
Sales and marketing expenses increased 34%, or $77.1 million, to $304.4 million for the year ended December 31, 2012 as compared to $227.3 million for the year ended December 31, 2011. Sales and marketing expenses increased $0.6 million, to $227.3 million for the year ended December 31, 2011 as compared to $226.7 million for the year ended December 31, 2010. The increase in sales and marketing expenses during 2012 as compared to 2011 was primarily due to higher payroll and related costs, including commissions for sales and sales support personnel, attributable to revenue growth, an increase in stock-based compensation and higher marketing and related costs and other expenses. The increase in sales and marketing expenses during 2011 as compared to 2010 was primarily due to higher payroll and related costs, including commissions for sales and sales support personnel, attributable to revenue growth, largely offset by a decrease in stock-based compensation, marketing and related costs and other expenses.
The following table quantifies the net increase in the various components of our sales and marketing expenses for the periods presented (in millions):

	Increase (Decrease) in Sales and Marketing Expenses
	2012 to 2011	2011 to 2010
Payroll and related costs	$49.0	$10.3
Stock-based compensation	14.7	(7.5)
Marketing and related costs	10.3	(0.4)
Other expenses	3.1	(1.8)
Total net increase	$77.1	$0.6

We expect that sales and marketing expenses will increase in 2013 due to an expected increase in commissions on higher forecasted sales of our services and an increase in payroll and related costs due to continued growth in the number of our sales and marketing personnel.
General and Administrative. General and administrative expenses consist primarily of the following components:

•
payroll, stock-based compensation expense and other related costs, including expenses for executive, finance, business applications, network management, human resources and other administrative personnel;

•	network support costs;

•	depreciation and amortization of property and equipment we use internally;

•	fees for professional services;

•	rent and other facility-related expenditures for leased properties;

•	the provision for doubtful accounts;

•	acquisition-related costs;

•	insurance costs; and

•	non-income related taxes.
General and administrative expenses increased 18%, or $35.3 million, to $227.0 million for the year ended December 31, 2012 as compared to $191.7 million for the year ended December 31, 2011. General and administrative expenses increased 14%, or $23.9 million, to $191.7 million for the year ended December 31, 2011 as compared to $167.8 million for the year ended December 31, 2010. The increase in general and administrative expenses during 2012 as compared to 2011, was primarily due to an increase in payroll and related costs as a result of headcount growth, higher stock-based compensation expense, costs related to the acquisitions of four companies in 2012 and an increase in the consulting, advisory and other expenses. These increases were partially offset by a decrease in the legal fees and the provision for doubtful accounts. The increase in general and administrative expenses during 2011 as compared to 2010, was primarily due to an increase in payroll and related costs as a result of headcount growth, an increase in facilities-related costs and other expenses, an increase in the provision for doubtful accounts, and an increase in legal fees. These increases were partially offset by a decrease in stock-based compensation and non-income tax expenses.

The following table quantifies the net increase in various components of our general and administrative expenses for the periods presented (in millions):

	Increase (Decrease) in General and Administrative Expenses
	2012 to 2011	2011 to 2010
Payroll and related costs	$15.9	$11.5
Stock-based compensation	7.9	(3.7)
Non-income taxes	0.4	(0.4)
Facilities-related costs	0.6	7.4
Depreciation and amortization	3.1	0.8
Provision for doubtful accounts	(1.8)	1.8
Legal fees	(1.2)	1.8
Acquisition related costs	5.2	1.0
Consulting, advisory and other expenses	5.2	3.7
Total net increase	$35.3	$23.9

We expect general and administrative expenses to increase in 2013 as compared to 2012 due to increased payroll and related costs attributable to increased hiring.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of the amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of other intangible assets increased 23%, or $3.9 million, to $21.0 million for the year ended December 31, 2012 as compared to $17.1 million for the year ended December 31, 2011. Amortization of other intangible assets increased 2%, or $0.4 million, to $17.1 million for the year ended December 31, 2011, as compared to $16.7 million for the year ended December 31, 2010. The increase in amortization of other intangible assets in 2012 as compared to 2011 was due to the completion of acquisitions of four companies in 2012. The increase in amortization of other intangible assets in 2011 as compared to 2010 was due to the acquisition of Velocitude in June 2010. As of December 31, 2012, we anticipate that amortization expense will be approximately $24.3 million, $19.3 million, $16.6 million, $11.7 million and $7.6 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.
Restructuring Charge. We recorded a restructuring charge of $0.4 million for the year ended December 31, 2012 primarily in connection with workforce reductions related to the acquisitions of FastSoft and Verivue during 2012. We recorded a restructuring charge of $4.9 million for the year ended December 31, 2011 primarily in connection with a workforce reduction we implemented in December 2011.This charge included $4.2 million of employee severance benefits and $0.7 million of restructuring charges attributable to vacated facility leases. We did not have any restructuring charges in 2010. Our restructuring liabilities associated with employee severance benefits are expected to be fully paid in 2013. Restructuring liabilities associated with facility leases will be fully paid through December 2019.
Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income decreased 40%, or $4.3 million, to $6.4 million for the year ended December 31, 2012 as compared to $10.7 million for the year ended December 31, 2011. Interest income decreased 12%, or $1.5 million, to $10.7 million for the year ended December 31, 2011 as compared to $12.2 million for the year ended December 31, 2010. The decreases in 2012 as compared to 2011 and in 2011 as compared to 2010 were primarily due to lower interest rates earned on our investments during the comparable periods.
Interest Expense. Interest expense includes interest that was paid on our former debt obligations as well as amortization of deferred financing costs. During the year ended December 31, 2012 and 2011, we had no outstanding interest-bearing indebtedness requiring the payment of interest and therefore had no interest expense. During the year ended December 31, 2010 we had $1.7 million of interest expense, primarily attributable to interest payable on the outstanding amount of our 1% convertible senior notes. During 2010 we converted into common stock an aggregate of $199.8 million in principal amount of our 1% convertible note during that year.
Other Income (Expense), net. Other income (expense) , net primarily represents net foreign exchange gains and losses incurred, gains and losses from legal settlements, and other non-operating income (expense) items. Other income (expense), net decreased $5.5 million to $0.6 million of income for the year ended December 31, 2012 as compared to $6.1 million of income for the year ended December 31, 2011. Other income (expense), net increased $8.6 million to $6.1 million of income for the year ended December 31, 2011 as compared to $2.5 million of expense for the year ended December 31, 2010. The increase in other income (expense), net for the period ended December 31, 2012 as compared to the period ended December 31, 2011 was primarily due to foreign exchange rate fluctuations on inter-company and other transactions denominated in nonfunctional currencies. Other income (expense), net for the year ended December 31, 2011 consisted of foreign exchange losses and net funds received and paid as part of litigation settlements. Other income (expense), net for the year ended December 31, 2010 consisted of foreign exchange losses. Other income (expense), net may fluctuate in the future based upon changes in foreign exchange rates, the outcome of legal proceedings or other events.
Gain (Loss) on Investments, net. During the year ended December 31, 2012, we recorded a small net gain on investments of primarily related to the sale of marketable securities. During the year ended December 31, 2011, we recorded a net loss on investments of $0.2 million related to a write-off of an equity investment and partially offset by gains from the sale of marketable securities. During the year ended December 31, 2010, we recorded a net gain on investments of $0.4 million primarily related to the sale of marketable securities. Additionally, during 2010 we recorded a gain of $9.6 million due to a decrease in the other-than-temporary impaiment of certain auction rate securities, or ARS, offset by a loss of $9.6 million on a put option related to our ARS holdings.
Provision for Income Taxes. For the year ended December 31, 2012, our effective tax rate of 36.6% was higher than the 35% statutory federal income tax rate applicable to corporations due primarily to state income taxes and the effect of non-deductible stock based compensation, partially offset by benefits recorded for state research and development tax credits and the tax rate differential on foreign earnings. For the year ended December 31, 2011, our effective tax rate of 34.6% was lower than the 35% statutory federal income tax rate applicable to corporations due primarily to benefits recorded for research and development tax credits and the tax rate differential on foreign earnings, partially offset by state income taxes. For the year ended December 31, 2010, our effective tax rate of 34.7% was lower than the 35% statutory federal income tax rate applicable to corporations due primarily to benefits recorded for research and development tax credits partially offset by state income taxes. Provision for income taxes increased 11%, or $11.3 million, to $117.6 million for the year ended December 31, 2012 as compared to $106.3 million for the year ended December 31, 2011. Provision for income taxes increased 17%, or $15.1 million, to $106.3 million for the year ended December 31, 2011 as compared to $91.2 million for the year ended December 31, 2010. The increase from 2011 to 2012 was primarily due to an increase in operating income, as well as the expiration of the federal research and development credit at the end of 2011. The increase from 2010 to 2011 was primarily due to an increase in operating income.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, we expect to recognize a benefit of approximately $4.8 million for qualifying amounts incurred in 2012.  The benefit will be recognized in the period of enactment, which is the first quarter of 2013.
We expect our consolidated annualized effective tax rate in 2013 to decrease due to the reinstatement of the federal research and development credit at the beginning of 2013, as well as the change in mix of income in various jurisdictions; this expectation does not take into consideration the effect of discrete items recorded as a result of stock-based compensation or any potential tax planning strategies. Our effective tax rate could be materially different depending on the nature and timing of the disposition of incentive and other employee stock options. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.
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

Non-GAAP Financial Measures

In addition to the financial measures reflected in our financial statements that have been prepared in accordance with GAAP, we also compile and monitor certain non-GAAP financial measures related to the performance of our business. We have discussed the non-GAAP financial measures described below on our quarterly public earnings release calls and in other investor presentations. A “non-GAAP financial measure” is a numerical measure of a company's historical or future financial performance, financial position or cash flows that excludes amounts that are included in the most directly comparable measure calculated and presented in the GAAP statement of operations or includes amounts that are excluded from the most directly comparable measure so calculated and presented.
We believe that making available non-GAAP financial measures may be helpful to investors as they examine our past performance and future prospects, especially when comparing such results to previous periods. Our management uses some of these non-GAAP financial measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods. Some of these financial measures are also used by management in its financial and operational decision-making.
These non-GAAP financial measures should only be used as a supplement to results presented in accordance with GAAP.
In the periods presented, we calculated normalized net income by adding the following items on a non-tax-effected basis to net income calculated in accordance with GAAP: amortization of other acquired intangible assets; stock-based compensation expense; stock-based compensation reflected as a component of amortization of capitalized internal-use software; restructuring charges and benefits; acquisition-related costs and benefits; certain gains and losses on investments; loss on early extinguishment of debt; gains and losses on legal settlements and other non-recurring or unusual items that may arise from time to time.
The following table reconciles GAAP net income to normalized net income and normalized net income per diluted share for the years ended December 31, 2012, 2011 and 2010:

	Unaudited
	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$203,989	$200,904	$171,220
Amortization of other acquired intangible assets	20,962	17,070	16,657
Stock-based compensation	90,585	61,305	76,468
Amortization of capitalized stock-based compensation	7,680	7,308	7,509
Loss (gain) on investments, net	—	500	—
Loss on early extinguishment of debt	—	—	299
Acquisition related costs (benefits)	5,787	580	(415)
Restructuring charge	406	4,886	—
Legal settlements, net	—	(8,043)	—
Total normalized net income	$329,409	$284,510	$271,738
Normalized net income per diluted share	$1.81	$1.52	$1.43
Shares used in normalized net income per diluted share calculation	181,749	187,556	190,650

As indicated in the text and reconciliation above, we have historically reported normalized net income by adding the items above on a non-tax-effected basis to GAAP net income. If we were to tax-effect the above items in our calculation of normalized net income, normalized net income for the years ended December 31, 2012, 2011 and 2010 would have been $291 million, or $1.60 per share; $256 million, or $1.37 per share; and $234 million, or $1.23 per share, respectively.

We calculate Adjusted EBITDA in the same way that we calculate normalized net income except that we also add interest income, income taxes and depreciation and amortization of tangible and intangible assets.
The following table reconciles GAAP net income to Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010:

	Unaudited
	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$203,989	$200,904	$171,220
Amortization of other acquired intangible assets	20,962	17,070	16,657
Stock-based compensation	90,585	61,305	76,468
Amortization of capitalized stock-based compensation	7,680	7,308	7,509
Loss (gain) on investments, net	—	500	—
Loss on early extinguishment of debt	—	—	299
Acquisition related costs (benefits)	5,787	580	(415)
Restructuring charge	406	4,886	—
Legal settlements, net	—	(8,043)	—
Interest income, net of interest expense	(6,455)	(10,921)	(10,862)
Provision for income taxes	117,602	106,291	91,152
Depreciation and amortization	175,521	143,500	119,076
Other (income) loss, net	(649)	1,918	2,468
Adjusted EBITDA	$615,428	$525,298	$473,572

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated by operations, public and private sales of debt and equity securities and proceeds from exercises of stock awards.
As of December 31, 2012, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, United States treasury and government agency securities, commercial paper and money market funds, totaled $1,095.2 million, the majority of which is located in the United States. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy. Our investment policy also limits our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
Net cash provided by operating activities increased by $77.9 million to $530.4 million for the year ended December 31, 2012 as compared to $452.6 million for the year ended December 31, 2011. The change in net cash provided by operating activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to increases in receipts from customers which were partially offset by increases in payments to vendors as well as increases in payments for employee payroll. The increases in accounts payable, accrued expenses and other current liabilities were primarily driven by the timing of payments in the normal business cycle. These increases were offset by a decrease in our provision for deferred income taxes. Net cash provided by operating activities increased by $50.1 million to $452.6 million for the year ended December 31, 2011 as compared to $402.5 million for the year ended December 31, 2010. The change in net cash provided by operating activities for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to an increase in net income and depreciation and amortization expense and a decrease in our excess tax benefits from stock-based compensation, offset by a decrease in our provision for deferred income taxes. We expect that cash provided by operating activities will increase in 2013 as a result of an expected increase in cash collections related to higher revenues, partially offset by an expected increase in operating expenses that require cash outlays such as salaries and higher commissions. Current economic conditions could negatively impact our cash provided by operating activities if we are unable to manage our days sales outstanding or our business otherwise deteriorates.
Net cash used in investing activities was $779.0 million for the year ended December 31, 2012 as compared to $171.1 million of net cash provided by investing activities for the year ended December 31, 2011. Net cash used in investing activities was $335.4 million for the year ended December 31, 2010. Cash used in investing activities for 2012 reflects purchases of short- and long-term marketable securities of $752.3 million, purchases of property and equipment of $219.8 million, including the capitalization of internal-use software development costs and cash paid for the acquisition of four companies in 2012 for $336.7 million in the aggregate. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $530.1 million. During 2011, we had a significant increase in cash provided by investing activities due to investments maturing that we did not reinvest in short- and long-term marketable securities. Cash provided by investing activities for 2011 reflects proceeds from sales and redemptions of short- and long-term marketable securities of $701.3 million, proceeds from maturities of short- and long-term marketable securities of $532.9 million, proceeds from the sale of property and equipment of $0.2 million and a decrease in cash investments held for security deposits of $0.3 million. This was offset in part by purchases of short- and long-term marketable securities of $880.1 million, purchases of property and equipment of $182.9 million, including the capitalization of internal-use software development costs and earn out payments related to our acquisition of substantially all of the assets of Velocitude LLC, or Velocitude, of $0.6 million. Cash used in investing activities for 2010 reflects purchases of short- and long-term marketable securities of $1,146.5 million, purchases of property and equipment of $192.0 million, including the capitalization of internal-use software development costs, cash paid for the acquisition of substantially all of the assets of Velocitude of $12.7 million, and an increase in other investments of $0.5 million. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $1,015.8 million. For 2013, we expect total capital expenditures, a component of cash used in investing activities, to remain consistent with 2012 as a percentage of total revenue for the year. We expect to fund such capital expenditures through cash generated from operations.
Cash used in financing activities decreased $185.6 million to $108.5 million for the year ended December 31, 2012 as compared to $294.1 million used in financing activities for the year ended December 31, 2011. Cash used in financing activities was $17.7 million for the year ended December 31, 2010. Cash used in financing activities for the year-ended December 31, 2012 consisted of $141.5 million related to our 2012 common stock repurchase programs, as well as $34.7 million used to pay taxes related to net share settlements of employee equity awards. This amount was offset by cash provided by financing activities for the year ended December 31, 2012, which included proceeds of $44.7 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $23.0 million related to excess tax benefits from stock-based compensation. Cash used in financing activities for the year ended December 31, 2011 consisted of $324.1 million related to our 2011 common stock repurchase programs, as well as $8.4 million used to pay taxes related to the net share settlement of employee equity awards. This amount was offset by cash provided by financing activities for the year ended December 31, 2011, which included proceeds of $25.3 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $13.1 million related to excess tax benefits from stock-based compensation. Cash used in financing activities for the year-ended December 31, 2010 consisted of $92.4 million related to our 2010 common stock repurchase programs. This amount was offset by cash provided by financing activities for the year ended December 31, 2010, which included proceeds of $45.8 million from the issuance of common stock upon exercises of stock options and sales of shares under our employee stock purchase plan and $29.0 million related to excess tax benefits from stock-based compensation.
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

The following table represents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Cash, cash equivalents and marketable securities balance at the beginning of the period	$1,230.0	$1,243.4	$1,061.5
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	1,422.9	1,160.8	1,027.7
Payments to vendors	(786.3)	(619.3)	(556.4)
Payments for employee payroll	(330.3)	(291.3)	(247.3)
Common stock repurchases	(141.5)	(324.1)	(92.4)
Realized and unrealized gains (losses) on marketable investments and other investment-related assets, net	1.0	12.8	6.5
Debt interest and premium payments	—	—	(1.3)
Stock option exercises and employee stock purchase plan issuances	44.7	25.3	45.8
Cash used in business acquisitions	(336.7)	(0.6)	(12.7)
Employee taxes paid related to net share settlement of equity awards	(34.7)	(8.4)	—
Legal settlements, net	—	8.0	—
Interest income	6.4	10.7	12.2
Other	19.7	12.7	(0.2)
Net (decrease) increase	(134.8)	(13.4)	181.9
Cash, cash equivalents and marketable securities balance at the end of the period	$1,095.2	$1,230.0	$1,243.4
We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities and forecasted cash flows from operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 24 months.
Contractual Obligations, Contingent Liabilities and Commercial Commitments
The following table presents our contractual obligations and commercial commitments, as of December 31, 2012, for the next five years and thereafter (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Real estate operating leases	$155.1	$33.2	$58.8	$33.4	$29.7
Bandwidth and co-location agreements	110.4	98.8	11.3	0.2	0.1
Open vendor purchase orders	54.3	48.6	5.7	—	—
Total contractual obligations	$319.8	$180.6	$75.8	$33.6	$29.8

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2012, we had unrecognized tax benefits of $26.9 million, which included $5.9 million of accrued interest and penalties. As of December 31, 2012, we believe that it is reasonably possible that approximately $3.7 million of our unrecognized tax benefits, each of which are individually insignificant and include research and development credits and transfer pricing adjustments, may be recognized by the end of 2013 as a result of ongoing audits.
Letters of Credit
As of December 31, 2012, we had outstanding $6.2 million in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility leases. These irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.
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
In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. We adopted this guidance during the first quarter of 2012. There is no impact to our consolidated financial results as the amendments relate only to changes in financial statement presentation.
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
In July 2012, the FASB issued amended guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. The updated accounting guidance is effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. We adopted the updated guidance in the fourth quarter of fiscal year 2012. The adoption of the guidance did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued guidance and disclosure requirements for reporting of comprehensive income: amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We do not expect the adoption of this guidance in the first quarter of 2013 to have a material impact on our consolidated financial results.

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

Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other income (expense), net. Foreign currency transaction gains and losses were determined to be immaterial during the year ended December 31, 2012.

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

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. As of December 31, 2012 and 2011, one customer had an account receivable balance greater than 10% of our accounts receivable. We believe that, at December 31, 2012, concentration of credit risk related to accounts receivable was not significant.

Item 8.	Financial Statements and Supplementary Data
AKAMAI TECHNOLOGIES, INC.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Akamai Technologies, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2013

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $200 at December 31, 2012)	$201,989	$559,197
Marketable securities (including restricted securities of $57 at December 31, 2012)	235,592	290,029
Accounts receivable, net of reserves of $3,807 and $4,555 at December 31, 2012 and 2011, respectively	218,777	210,936
Prepaid expenses and other current assets	51,604	55,414
Deferred income tax assets	20,422	6,444
Total current assets	728,384	1,122,020
Property and equipment, net	345,091	293,043
Marketable securities (including restricted securities of $43 and $42 at December 31, 2012 and 2011, respectively)	657,659	380,729
Goodwill	731,325	452,914
Other intangible assets, net	84,554	45,386
Deferred income tax assets	13,803	43,485
Other assets	39,811	7,924
Total assets	$2,600,627	$2,345,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,291	$38,247
Accrued expenses and other current liabilities	133,087	85,371
Deferred revenue	26,291	21,344
Accrued restructuring	275	3,430
Total current liabilities	202,944	148,392
Deferred revenue	2,565	2,470
Other liabilities	49,364	38,389
Total liabilities	254,873	189,251
Commitments, contingencies and guarantees (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 200,199,536 shares issued and 177,782,814 shares outstanding at December 31, 2012; 195,561,243 shares issued and 177,504,624 shares outstanding at December 31, 2011	2,015	1,959
Additional paid-in capital	5,195,543	5,068,235
Treasury stock, at cost, 22,416,722 shares at December 31, 2012 and 18,056,619 shares at December 31, 2011	(624,462)	(482,994)
Accumulated other comprehensive loss	(1,640)	(1,259)
Accumulated deficit	(2,225,702)	(2,429,691)
Total stockholders’ equity	2,345,754	2,156,250
Total liabilities and stockholders’ equity	$2,600,627	$2,345,501
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenues	$1,373,947	$1,158,538	$1,023,586
Cost and operating expenses:
Cost of revenues	431,911	374,543	303,403
Research and development	74,744	52,333	54,766
Sales and marketing	304,404	227,331	226,704
General and administrative	227,033	191,726	167,779
Amortization of other intangible assets	20,962	17,070	16,657
Restructuring charge	406	4,886	—
Total cost and operating expenses	1,059,460	867,889	769,309
Income from operations	314,487	290,649	254,277
Interest income	6,412	10,670	12,163
Interest expense	—	—	(1,697)
Other income (expense), net	649	6,125	(2,468)
Gain (loss) on investments, net	43	(249)	396
Loss on early extinguishment of debt	—	—	(299)
Income before provision for income taxes	321,591	307,195	262,372
Provision for income taxes	117,602	106,291	91,152
Net income	$203,989	$200,904	$171,220
Net income per weighted average share:
Basic	$1.15	$1.09	$0.97
Diluted	$1.12	$1.07	$0.90
Shares used in per share calculations:
Basic	177,900	183,866	177,309
Diluted	181,749	187,556	190,650

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$203,989	$200,904	$171,220
Other comprehensive income:
Foreign currency translation adjustments	(904)	(3,553)	1,172
Change in unrealized gain (loss) on investments, net	927	13,053	6,109
Income tax (expense) benefit related to unrealized gain (loss) on investments, net	(404)	(5,018)	(2,340)
Other comprehensive (loss) income	(381)	4,482	4,941
Comprehensive income	$203,608	$205,386	$176,161

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$203,989	$200,904	$171,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,163	167,878	143,242
Amortization of deferred financing costs	—	—	507
Stock-based compensation expense	90,585	61,305	76,468
Provision for deferred income taxes	(5,819)	53,628	62,462
Provision for doubtful accounts	(316)	2,066	1,546
Excess tax benefits from stock-based compensation	(23,015)	(13,123)	(28,973)
Non-cash portion of loss on early extinguishment of debt	—	—	299
Non-cash portion of restructuring charge	—	412	—
Loss (gain) on investments and disposal of property and equipment, net	3	597	(428)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,108)	(37,837)	(23,563)
Prepaid expenses and other current assets	6,066	(7,014)	(12,089)
Accounts payable, accrued expenses and other current liabilities	59,653	15,184	20,529
Deferred revenue	4,552	(3,721)	(9,454)
Accrued restructuring	(3,278)	3,572	(617)
Other non-current assets and liabilities	(4,070)	8,704	1,306
Net cash provided by operating activities	530,405	452,555	402,455
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(336,680)	(550)	(12,668)
Purchases of property and equipment	(165,642)	(140,218)	(159,276)
Capitalization of internal-use software costs	(54,204)	(42,644)	(32,769)
Purchases of short- and long-term marketable securities	(752,342)	(880,110)	(1,146,493)
Proceeds from sales and redemptions of short- and long-term marketable securities	214,277	701,313	691,227
Proceeds from maturities of short- and long-term marketable securities	315,788	532,910	324,606
Increase in other investments	(250)	—	(500)
Proceeds from sale of property and equipment	12	150	176
Decrease in restricted investments held for security deposits	—	272	338
Net cash (used in) provided by investing activities	(779,041)	171,123	(335,359)
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option and employee stock purchase plans	44,660	25,252	45,776
Excess tax benefits from stock-based compensation	23,015	13,123	28,973
Employee taxes paid related to net share settlement of equity awards	(34,690)	(8,393)	—
Repurchases of common stock	(141,468)	(324,070)	(92,425)
Net cash used in financing activities	(108,483)	(294,088)	(17,676)
Effects of exchange rate changes on cash and cash equivalents	(89)	(2,259)	1,141
Net (decrease) increase in cash and cash equivalents	(357,208)	327,331	50,561
Cash and cash equivalents at beginning of year	559,197	231,866	181,305
Cash and cash equivalents at end of year	$201,989	$559,197	$231,866
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$1,258
Cash paid for income taxes	94,833	45,578	26,200
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$9,276	$7,473	$7,818
Common stock issued upon conversion of 1% convertible senior notes	—	—	199,755
Common stock returned upon settlement of escrow claims related to prior business acquisitions	—	—	(430)
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity
	Shares	Amount
Balance at December 31, 2009	171,248,356	$1,746	$4,615,774	$(66,301)	$(10,682)	$(2,801,815)	$1,738,722
Comprehensive income:
Net income						171,220	171,220
Foreign currency translation adjustment					1,172		1,172
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					3,769		3,769
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units	4,413,894	44	33,581				33,625
Issuance of common stock under employee stock purchase plan	474,242	5	12,146				12,151
Stock-based compensation			84,268				84,268
Common stock returned upon settlement of escrow claims related to prior business acquisitions	(9,612)	—	(430)				(430)
Tax benefit from stock-based award activity, net			25,303				25,303
Stock-based compensation from awards issued to non-employees for services rendered			10				10
Issuance of common stock upon conversion of 1% convertible senior notes	12,929,095	129	199,626				199,755
Repurchases of common stock	(2,452,595)			(91,960)			(91,960)
Balance at December 31, 2010	186,603,380	1,924	4,970,278	(158,261)	(5,741)	(2,630,595)	2,177,605
Comprehensive income:
Net income						200,904	200,904
Foreign currency translation adjustment					(3,553)		(3,553)
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					8,035		8,035
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,686,726	30	4,173				4,203
Issuance of common stock under employee stock purchase plan	491,396	5	12,651				12,656
Stock-based compensation			69,260				69,260
Tax benefit from stock-based award activity, net			11,855				11,855
Stock-based compensation from awards issued to non-employees for services rendered			18				18
Repurchases of common stock	(12,276,878)			(324,733)			(324,733)
Balance at December 31, 2011	177,504,624	1,959	5,068,235	(482,994)	(1,259)	(2,429,691)	2,156,250

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
For the Years Ended December 31, 2012, 2011and 2010
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity
	Shares	Amount
Balance at December 31, 2011	177,504,624	1,959	5,068,235	(482,994)	(1,259)	(2,429,691)	2,156,250
Comprehensive income:
Net income						203,989	203,989
Foreign currency translation adjustment					(904)		(904)
Change in unrealized gain (loss) on available-for-sale marketable securities, net of tax					523		523
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,961,440	49	(6,902)				(6,853)
Issuance of common stock under employee stock purchase plan	676,853	7	16,816				16,823
Stock-based compensation			99,038				99,038
Tax benefit from stock-based award activity, net			17,533				17,533
Stock-based compensation from awards issued to non-employees for services rendered			823				823
Repurchases of common stock	(4,360,103)			(141,468)			(141,468)
Balance at December 31, 2012	177,782,814	$2,015	$5,195,543	$(624,462)	$(1,640)	$(2,225,702)	$2,345,754

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation:
Akamai Technologies, Inc. (“Akamai” or the “Company”) provides content delivery and cloud infrastructure services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises more than 125,000 servers in over 1,100 networks in 81 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet.
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
When more than one element is contained in a revenue arrangement, the Company determines the fair value for each element in the arrangement based on vendor-specific objective evidence (“VSOE”) for each respective element, including any renewal rates for services contractually offered to the customer. Elements typically included in the Company's multiple element arrangements consist of its core services - the delivery of content, applications and software over the Internet - as well as mobile and security solutions, and enterprise professional services. These elements have value to the customer on a stand-alone basis in that they can be sold separately by another vendor. Additionally, there is not generally a right of return relative to these services.
The Company typically uses VSOE to determine the fair value of its separate elements. All stand-alone sales of professional services are reviewed to establish the average stand-alone selling price for those services. For the Company's core services, the fair value is the price charged for a single deliverable on a per unit basis when it is sold separately.
For arrangements in which the Company is unable to establish VSOE, third-party evidence ("TPE") of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which the Company is unable to establish VSOE or TPE for each element, the Company uses the best estimate of selling price ("BESP") to determine the fair value of the separate deliverables. The Company estimates BESP based upon a management-approved listing of all product unit pricing and pre-established discount levels for each product that takes into consideration volume, geography and industry lines. The Company allocates arrangement consideration across the multiple elements using the relative selling price method.
At the inception of a customer contract, the Company makes an assessment as to that customer’s ability to pay for the services provided. The Company bases its assessment on a combination of factors, including the successful completion of a credit check or financial review, its collection experience with the customer and other forms of payment assurance. Upon the completion of these steps, the Company recognizes revenue monthly in accordance with its revenue recognition policy. If the Company subsequently determines that collection from the customer is not reasonably assured, the Company records an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and ceases recognizing revenue for continued services provided until cash is received from the customer. Changes in the Company’s estimates and judgments about whether collection is reasonably assured would change the timing of revenue or amount of bad debt expense that the Company recognizes.
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
From time to time, the Company enters into contracts to sell its services or license its technology to unrelated enterprises at or about the same time that it enters into contracts to purchase products or services from the same enterprises. If the Company concludes that these contracts were negotiated concurrently, the Company records as revenue only the net cash received from the vendor, unless the product or service received has a separate identifiable benefit, and the fair value of the vendor’s product or service can be established objectively.
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
For stock options, the Company has selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. For stock options, restricted stock, restricted stock units and deferred stock units that contain only a service-based vesting feature, the Company recognizes compensation cost on a straight-line basis over the award's vesting period. For awards with a performance condition-based vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the award's expected vesting period, commencing when achievement of the performance condition is deemed probable. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, the Company makes judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Any changes to those estimates that the Company makes from time to time may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s result of operations.

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
Concentrations of Credit Risk
The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities balances principally with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2012, its concentration of credit risk related to cash equivalents and marketable securities was not significant. Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2012, 2011 and 2010, no customer accounted for more than 10% of total revenues. As of December 31, 2012 and December 31, 2011, one customer had an account receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2012, its concentration of credit risk related to accounts receivable was not significant.
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
The Company has recorded certain tax reserves to address potential exposures involving its income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. The Company's estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that the Company estimated.    Uncertainty in income taxes is recognized in the Company's financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2012 the Company had unrecognized tax benefits of $26.9 million, including accrued interest and penalties (see Note 17).
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
Foreign Currency Translation and Forward Currency Contracts
The assets and liabilities of the Company's subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other income (expense), net. For the years ended December 31, 2012, 2011 and 2010, the Company recorded net foreign currency gains of $0.3 million, and losses of $1.9 million and $2.5 million, respectively, in the consolidated statement of operations.
The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income (expense), net. As of December 31, 2012, the fair value of the forward currency contracts and the underlying net gain for the year ended December 31, 2012 were deemed to be immaterial.
The Company's foreign currency forward contracts include credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. The Company minimizes counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.
Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase. Total cash, cash equivalents and marketable securities were $1,095.2 million and $1,230.0 million at December 31, 2012 and 2011, respectively.
Short-term marketable securities consist of corporate, government and other securities with remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term marketable securities consist of corporate, government and other securities with maturities of more than one year from the date of the balance sheet. Short-term and long-term marketable securities include an immaterial amount of investments that are restricted as to use.
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
Based upon authoritative guidance related to disclosures of fair value measurements that was adopted in 2010, the Company discloses the gross presentation of activity within the Level 3 fair value measurement roll-forward and details of transfers in and out of Level 1 and 2 fair value measurements. The Company also discloses the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques.

A change in the hierarchy of an investment from its current level is reflected in the period during which the pricing methodology of such investment changed. Disclosure of the transfer of securities from Level 1 to Level 2 or Level 3 is made in the event that the related security is significant to total cash and investments. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2012 and 2011.
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
Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed impairment tests of goodwill as of December 31, 2012 and 2011. These tests did not result in an impairment to goodwill. Other intangible assets consist of completed technologies, customer relationships, trademarks, non-compete agreements arising from acquisitions of businesses and acquired license rights. The Company engaged third party valuation specialists to assist it with the initial measurement of the fair value of acquired intangible assets. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset (see Note 3). Goodwill is carried at its historical cost.
Valuation of Other Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, a significant decrease in the Company’s market capitalization, facility closures or work-force reductions, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. The Company did not have any indications of impairment for the years ended December 31, 2012, 2011 and 2010.
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
Advertising Expense
The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $2.8 million, $0.8 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Recent Accounting Pronouncements
In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. This guidance provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States of America and international financial reporting standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This standard was effective for interim and annual periods beginning after December 15, 2011 and was applied prospectively. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes were effective January 1, 2012 with early adoption permitted. There was no impact to the Company's consolidated financial results as the amendments relate only to changes in financial statement presentation.
In September 2011, the FASB issued amended guidance that simplifies how entities test goodwill for impairment. Under the amended guidance, after assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) are optional. The guidance was effective January 1, 2012 with early adoption permitted. The adoption of the guidance did not have a material impact on the Company's financial position or results of operations.
In July 2012, the FASB issued amended guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. The updated accounting guidance was effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. The Company adopted the updated guidance in the fourth quarter of fiscal year 2012. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued guidance and disclosure requirements for reporting of comprehensive income: amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013 is not expected to have a material impact on the Company's consolidated financial results.

3.	Business Acquisitions:
During 2012, the Company completed four acquisitions.

In December 2012, the Company acquired Verivue, Inc. ("Verivue"). In September 2012, the Company acquired FastSoft, Inc. ("FastSoft"). In March 2012, the Company acquired Cotendo, Inc. ("Cotendo"). In February 2012, the Company acquired Blaze Software, Inc. ("Blaze"). The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s consolidated financial results. The total amount of acquisition-related costs for the acquisitions of Verivue, FastSoft, Cotendo and Blaze was approximately $5.8 million for the year ended December 31, 2012. These costs were included in general and administrative costs in the consolidated statements of operations.
The acquisitions of Verivue, FastSoft, Cotendo and Blaze were accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of each acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. Goodwill associated with these acquisitions will not be amortized and will be tested for impairment at least annually as required by the accounting guidance for goodwill and other intangible assets. (See Note 9).
Verivue
On December 4, 2012, the Company acquired all of the outstanding common and preferred stock of Verivue in exchange for $30.9 million in cash. In addition, the Company recorded a liability of $1.2 million for a contingent consideration related to expected achievement of post-closing milestones. Akamai acquired Verivue with a goal of complementing Akamai's Aura Network Solutions and accelerating time to market in providing a comprehensive, licensed CDN solution for network operators. The Company allocated $20.7 million of the cost of the acquisition to goodwill and $7.5 million to other intangible assets. The allocation of the purchase price is preliminary. The total weighted average useful life of the intangible assets acquired from Verivue is 6.4 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce in place in the United States and cost synergies. The total amount of goodwill related to the acquisition of Verivue expected to be deducted for tax purposes is $5.6 million.
FastSoft
On September 13, 2012, the Company acquired all of the outstanding common and preferred stock of FastSoft in exchange for $14.4 million in cash. Akamai acquired FastSoft with a goal of complementing Akamai's cloud infrastructure solutions with technology for optimizing the throughput of video and other digital content across IP networks. The Company allocated $8.8 million of the cost of the acquisition to goodwill and $3.7 million to other intangible assets. The allocation of the purchase price is preliminary. The total weighted average useful life of the intangible assets acquired from FastSoft is 9.0 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce in place in the United States and cost synergies. The total amount of goodwill related to the acquisition of FastSoft expected to be deducted for tax purposes is $2.0 million.
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
The following table presents the preliminary allocation of the purchase price for Cotendo (in thousands):

Total purchase consideration	$278,877
Allocation of the purchase consideration
Current assets, including cash and cash equivalents of $6,405	$6,751
Trade receivables	2,920
Property and equipment	5,812
Indemnification assets	6,200
Long-term assets	75
Identifiable intangible assets	43,800
Goodwill	233,828
Deferred tax liabilities	(15,376)
Other liabilities assumed	(5,133)
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
The total weighted average amortization period for the intangible assets acquired from Cotendo is 7.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total amount of goodwill related to the acquisition of Cotendo expected to be deducted for tax purposes is $45.0 million.
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
Velocitude
In June 2010, the Company acquired substantially all of the assets and liabilities of Velocitude LLC (“Velocitude”) in exchange for payment of approximately $12.0 million in cash. In addition, the Company recorded a liability of $2.4 million for contingent consideration related to the expected achievement of certain post-closing milestones. During the years ended December 31, 2011 and 2010, the Company paid $0.6 million and $0.7 million, respectively, related to the achivement of some of these milestones and decreased the fair value of the liability by $0.4 million and $0.7 million, respectively, which was recorded as a reduction to general and administrative expenses. The acquisition of the assets of Velocitude was intended to further Akamai’s strategic position in the mobile market and was accounted for using the purchase method of accounting. The Company allocated $11.6 million of the cost of the acquisition to goodwill and $2.8 million to other intangible assets. The consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company’s consolidated financial results.

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
The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2012	2011	2010
Numerator:
Net income	$203,989	$200,904	$171,220
Add back of interest expense on 1% convertible senior notes (net of tax)	—	—	1,059
Numerator for diluted net income per common share	$203,989	$200,904	$172,279
Denominator:
Denominator for basic net income per common share	177,900	183,866	177,309
Effect of dilutive securities:
Stock options	2,182	2,550	3,821
Effect of escrow contingencies	—	—	254
Restricted stock units and deferred stock units	1,667	1,140	1,395
Assumed conversion of 1% convertible senior notes	—	—	7,871
Denominator for diluted net income per common share	181,749	187,556	190,650
Basic net income per common share	$1.15	$1.09	$0.97
Diluted net income per common share	$1.12	$1.07	$0.90

For the years ended December 31, 2012, 2011 and 2010 certain potential outstanding stock options and service-based restricted stock units ("RSUs") were excluded from the computation of diluted earnings per share because the effect of including these options and RSUs would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The potentially outstanding shares excluded from the computation of diluted earnings per share are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Options	2,551	3,335	1,765
Service-based RSUs	1,154	906	267
Performance-based RSUs	1,734	2,637	3,176
Total shares excluded from computation	5,439	6,878	5,208
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
Comprehensive income (loss) consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest all undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and consisted of the following (in thousands):

	December 31,
	2012	2011
Net unrealized gain on investments, net of tax of $(418) at December 31, 2012 and $(14) at December 31, 2011	$714	$191
Foreign currency translation adjustments	(2,354)	(1,450)
Accumulated other comprehensive loss	$(1,640)	$(1,259)

6.	Fair Value Measurements:
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
The following is a summary of marketable securities and other investment-related assets held at December 31, 2012 and 2011 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classified on Balance Sheet
					Short-term Marketable Securities	Long-term Marketable Securities
As of December 31, 2012	Cost	Gains	Losses
Available-for-sale securities:
Certificates of deposit	$3,100	$—	$—	$3,100	$3,057	$43
Commercial paper	7,481	2	(1)	7,482	7,482	—
Corporate debt securities	691,931	1,269	(205)	692,995	217,548	475,447
U.S. government agency obligations	189,607	95	(28)	189,674	7,505	182,169
	$892,119	$1,366	$(234)	$893,251	$235,592	$657,659

		Gross Unrealized		Aggregate Fair Value	Classified on Balance Sheet
					Short-term Marketable Securities	Long-term Marketable Securities
As of December 31, 2011	Cost	Gains	Losses
Available-for-sale securities:
Certificates of deposit	$42	$—	$—	$42	$—	$42
Corporate debt securities	524,515	873	(580)	524,808	285,012	239,796
U.S. government agency obligations	145,995	78	(165)	145,908	5,017	140,891
	$670,552	$951	$(745)	$670,758	$290,029	$380,729

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. Realized gains and losses are reflected in the income statement as gain (loss) on investments, net. As of December 31, 2012, the Company did not hold any investment-related assets that have been in a continuous loss position for more than 12 months.
The following tables detail the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities, including investments, cash equivalents and the contingent consideration obligation related to the acquisition of Verivue, at December 31, 2012 and 2011 (in thousands):

	Total Fair Value at December 31, 2012	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Assets
Money market funds	$22,255	$22,255	$—	$—
Certificates of deposit	7,473	7,473	—	—
Commercial paper	9,482	—	9,482	—
U.S. government agency obligations	189,674	—	189,674	—
Corporate debt securities	692,995	—	692,995	—
	$921,879	$29,728	$892,151	$—
Liabilities
Contingent consideration obligation related to Verivue acquisition	$(1,200)	—	—	(1,200)
	$(1,200)	$—	$—	$(1,200)

	Total Fair Value at December 31, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Money market funds	$302,507	$302,507	$—	$—
Certificates of deposit	42	42	—	—
Commercial paper	57,498	—	57,498	—
U.S. government agency obligations	145,908	—	145,908	—
Corporate debt securities	524,808	—	524,808	—
	$1,030,763	$302,549	$728,214	$—

The following tables reflect the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2012 and 2011 (in thousands):

Auction Rate Securities
Balance as of December 31, 2010	$137,256
Redemptions and sales of securities	(137,256)
Balance as of December 31, 2011 and 2012	$—

Contingent Consideration Obligation
Balance as of December 31, 2010	$(990)
Payments	550
Change in fair value estimate	440
Balance as of December 31, 2011	$—
Contingent consideration obligation related to Verivue acquisition	(1,200)
Balance as of December 31, 2012	$(1,200)

As of December 31, 2012, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices are readily available in active markets. As of December 31, 2012, the Company grouped commercial paper, U.S. government agency obligations and corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are not active. As of December 31, 2012, the fair value of the Company's liabilities grouped using a Level 3 valuation consisted of a contingent consideration related to the acquisition of Verivue. The fair value of the contingent consideration payable was estimated using inputs not supported by market activity, including the likelihood of achieving defined levels of specified and other customer revenue and payments corresponding to these levels. There has been no change in the valuation from the date of acquisition to December 31, 2012.

Contractual maturities of the Company’s marketable securities held at December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Available-for-sale securities:
Due in one year or less	$235,592	$290,029
Due after 1 year through 5 years	657,659	380,729
Due after 5 years	—	—
	$893,251	$670,758

For the year ended December 31, 2012 the Company recorded a small net gain on investments. For the years ended December 31, 2011 and 2010, the Company recorded net losses on investments of $0.2 million and net gains on investments of $0.4 million, respectively.

7.	Accounts Receivable:
Net accounts receivable consisted of the following (in thousands):

	December 31,
	2012	2011
Trade accounts receivable	$143,533	$142,166
Unbilled accounts	79,051	73,325
Gross accounts receivable	222,584	215,491
Allowance for doubtful accounts	(1,154)	(1,627)
Reserve for cash-basis customers	(2,653)	(2,928)
Total accounts receivable reserves	(3,807)	(4,555)
Accounts receivable, net	$218,777	$210,936

8.	Property and Equipment:
Property and equipment consisted of the following (dollars in thousands):

	December 31,		Estimated Useful Lives in Years
	2012	2011
Computer and networking equipment	$655,043	$561,952	3
Purchased software	35,176	31,388	3
Furniture and fixtures	16,917	14,166	5
Office equipment	7,109	5,676	3
Leasehold improvements	44,539	36,358	2-12
Internal-use software	272,441	222,914	2-3
	1,031,225	872,454
Accumulated depreciation and amortization	(686,134)	(579,411)
	$345,091	$293,043

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2012, 2011 and 2010 were $183.2 million, $150.8 million and $126.6 million, respectively.
During the years ended December 31, 2012 and 2011, the Company wrote off $77.4 million and $61.7 million, respectively, of long-lived asset costs, with accumulated depreciation and amortization costs of $76.1 million and $59.9 million, respectively. These write-offs were primarily related to computer and networking equipment no longer in use.
During the years ended December 31, 2012, 2011 and 2010, the Company capitalized $54.2 million, $42.6 million and $32.8 million, respectively, of external consulting fees and payroll and payroll-related costs for the development and enhancement of internal-use software applications. Additionally, during the years ended December 31, 2012, 2011 and 2010, the Company capitalized $9.3 million, $7.5 million and $7.8 million, respectively, of non-cash stock-based compensation related to employees who developed and enhanced internal-use software applications. During the years ended December 31, 2012 and 2011, the Company wrote off $14.1 million and $4.6 million, respectively, of internal-use software costs, with accumulated amortization costs of $14.0 million and $3.9 million, respectively. Such internal-use software is used by the Company primarily to operate, manage and monitor its deployed network and deliver its services to customers.
The following table summarizes capitalized internal-use software costs (in thousands):

	December 31,
	2012	2011
Gross costs capitalized	$294,531	$230,938
Less: cumulative impairments	(22,090)	(8,024)
	272,441	222,914
Less: accumulated amortization, net of impairments	(185,430)	(152,140)
Net book value of capitalized internal-use software	$87,011	$70,774

9.	Goodwill and Other Intangible Assets:
The Company recorded goodwill and other intangible assets as a result of business acquisitions that occurred from 2000 through 2012. The Company also acquired license rights from the Massachusetts Institute of Technology in 1998. In February 2012, the Company recorded goodwill of $15.1 million and acquired other intangible assets of $5.1 million as a result of the acquisition of Blaze. In March 2012, the Company recorded goodwill of $233.8 million and acquired other intangible assets of $43.8 million as a result of the acquisition of Cotendo. In September 2012, the Company recorded goodwill of $8.8 million and acquired other intangible assets of $3.7 million as a result of the acquisition of FastSoft. In December 2012, the Company recorded goodwill of $20.7 million and acquired other intangible assets of $7.5 million as a result of the acquisition of Verivue. (See Note 3). The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows (in thousands):

Goodwill
Ending balance, December 31, 2010 and 2011	$452,914
Purchase price allocation associated with Blaze acquisition	15,068
Purchase price allocation associated with Cotendo acquisition	233,828
Purchase price allocation associated with FastSoft acquisition	8,825
Purchase price allocation associated with Verivue acquisition	20,690
Ending balance, December 31, 2012	$731,325

The Company reviews goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company concluded that it had one reporting unit and assigned the entire balance of goodwill to that reporting unit as of December 31, 2012 and 2011 for purposes of performing an impairment test. The fair value of the reporting unit was determined using the Company’s market capitalization as of December 31, 2012 and 2011. The fair value on December 31, 2012 and 2011 exceeded the net assets of the reporting unit, including goodwill, as of both dates. Accordingly, the Company concluded that no impairment existed as of these dates. Unless changes in events or circumstances indicate that an impairment test is required, the Company will next test goodwill for impairment as of December 31, 2013.
Other intangible assets that are subject to amortization consist of the following (dollars in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technologies	$71,531	$(32,842)	$38,689	6
Customer relationships	104,700	(68,702)	35,998	9
Non-compete agreements	14,770	(7,645)	7,125	5
Trademarks and trade names	3,700	(958)	2,742	9
Acquired license rights	490	(490)	—	10
Total	$195,191	$(110,637)	$84,554

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization period in years
Completed technologies	$36,731	$(22,913)	$13,818	6
Customer relationships	88,700	(60,202)	28,498	9
Non-compete agreements	8,340	(5,270)	3,070	4
Trademarks	800	(800)	—	4
Acquired license rights	490	(490)	—	10
Total	$135,061	$(89,675)	$45,386

Aggregate expense related to amortization of other intangible assets for the years ended December 31, 2012, 2011 and 2010 was $21.0 million, $17.1 million and $16.7 million, respectively. As of December 31, 2012, amortization expense is expected to be approximately $24.3 million, $19.3 million, $16.6 million, $11.7 million and $7.6 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

10.	Accrued Expenses and Other Current Liabilities:
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Payroll and other related benefits	$75,039	$39,920
Bandwidth and co-location	27,260	29,291
Property, use and other taxes	22,093	9,923
Professional service fees	3,643	4,162
Other	5,052	2,075
Total	$133,087	$85,371

11.	Commitments, Contingencies and Guarantees:
Operating Lease Commitments
The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through May 2022 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.
The minimum aggregate future obligations under non-cancelable leases as of December 31, 2012 were as follows (in thousands):

Operating Leases
2013	$33,208
2014	30,699
2015	28,140
2016	17,478
2017	15,918
Thereafter	29,674
Total	$155,117

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $23.5 million, $23.0 million and $23.6 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants were approximately $1.4 million, $0.8 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, the Company had outstanding letters of credit in the amount of $6.2 million related to certain of its real estate leases. The letters of credit expire as the Company fulfills its operating lease obligations. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease. In the event that the landlord provided funding for leasehold improvements to leased facilities, the Company amortizes such amounts as part of rent expense on a straight-line basis over the life of the lease.
Purchase Commitments
As of December 31, 2012, the Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs. For the years ending December 31, 2013, 2014, 2015, 2016 and 2017 these minimum commitments were approximately $98.8 million, $10.0 million, $1.3 million, $0.1 million and $0.1 million respectively. Additionally, as of December 31, 2012, the Company had entered into purchase orders with various vendors for aggregate purchase commitments of $48.6 million, $4.4 million and $1.2 million, which are expected to be paid in 2013, 2014 and 2015, respectively.
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
The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Akamai’s business partners or customers, in connection with Akamai’s provision of its services. Generally, these obligations are limited to claims relating to infringement of a patent, copyright or other intellectual property right or the Company’s negligence, willful misconduct or violation of law (provided that there is not gross negligence or willful misconduct on the part of the other party). Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and could limit the Company’s exposure. There can, however, be no certainty that such insurance would cover a portion or any amount of such liability.
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
The Company licenses software and technology to certain third parties under license agreements that provide for Akamai to indemnify the third parties against claims of patent and copyright infringement. This indemnity generally does not apply in the event that the licensed technology has been modified by the third party or combined with other technology, hardware, or data that the Company has not approved. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company licenses software and technology from third parties under agreements that contain standard indemnification provisions that require the Company to indemnify the third party against losses, liabilities and claims arising from the Company’s unauthorized use or modification of the licensed technology. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
Based upon the Company’s historical experience and information known as of December 31, 2012, the Company believes its liabilities related to the above guarantees and indemnifications are immaterial.

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
In December 2012, the Company implemented work force reductions in connections with the 2012 acquisitions of FastSoft and Verivue. The Company recorded $0.4 million as a restructuring charge for the amount of one-time benefits provided to affected employees.
As of December 31, 2012 and 2011, the Company had $0.6 million and $3.9 million, respectively, of accrued restructuring liabilities. The restructuring liabilities will be fully paid through December 2019.
The following table summarizes the accrual and usage of the restructuring charges (in thousands):

	Leases	Severance	Total
Ending balance, December 31, 2009	$149	$672	$821
Restructuring charge, net of restructuring benefit	—	—	—
Cash payments	(149)	(365)	(514)
Ending balance, December 31, 2010	—	307	307
Restructuring charge, net of restructuring benefit	651	4,235	4,886
Cash payments	(58)	(1,231)	(1,289)
Ending balance, December 31, 2011	593	3,311	3,904
Restructuring charge, net of restructuring benefit	33	373	406
Cash Payments	(109)	(3,560)	(3,669)
Ending balance, December 31, 2012	$517	$124	$641
Current portion of accrued restructuring	$151	$124	$275
Long-term portion of accrued restructuring	$366	$—	$366

13.	Rights Plan and Series A Junior Participating Preferred Stock:
On September 10, 2002, the Board of Directors of the Company (the “Board of Directors”) declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock held by stockholders of record at the close of business on September 23, 2002. To implement the rights plan, the Board of Directors designated 700,000 shares of the Company’s 5.0 million authorized shares of undesignated preferred stock as Series A Junior Participating Preferred Stock, par value $0.01 per share. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock at a purchase price of $9.00 in cash, subject to adjustment. The rights plan expired in September 2012.

14.	Stockholders’ Equity:
Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2012, the Company had reserved approximately 6.4 million shares of common stock for future issuance of equity awards under its 2009 Stock Incentive Plan. See Note 15 for discussion of shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”).
Stock Repurchase Program
On April 19, 2011, the Company’s Board of Directors authorized a one-year $150.0 million stock repurchase program that began in May 2011. On August 8, 2011, the Company's Board of Directors authorized an additional $250.0 million of stock repurchases under the previously approved program so that the total authorized funding for stock repurchases over the twelve-month period ended April 2012 was $400.0 million. On April 25, 2012, the Company announced that its Board of Directors authorized a new $150.0 million stock repurchase program covering a twelve-month period commencing on May 1, 2012. Unused amounts from the 2011 authorization were not carried over to the new program. The timing and amount of any future share repurchases will be determined by the Company's management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws. The Company may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used for financing activities.
During the years ended December 31, 2012 and 2011, the Company repurchased approximately 4.4 million and 12.3 million shares, respectively, of its common stock for $141.5 million and $324.7 million, respectively. As of December 31, 2012, the Company had $38.5 million remaining available for future purchases of shares under the approved repurchase program.

15.	Stock-Based Compensation:
Equity Plans
In 1998, the Board of Directors adopted the Akamai Technologies, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards and other types of equity awards. Options to purchase common stock and other equity awards could be granted at the discretion of the Board of Directors or a committee thereof. In December 2001, the Board of Directors adopted the Akamai Technologies, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) for the issuance of nonqualified stock options, restricted stock awards and other types of equity awards. In March 2006, the Board of Directors adopted the Akamai Technologies, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. In March 2009, the Board of Directors adopted the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) for the issuance of incentive and nonqualified stock options, restricted stock awards, restricted stock units and other types of equity awards. The total number of shares of common stock approved for issuance under the 1998 Plan, the 2001 Plan, the 2006 Plan and the 2009 Plan were 48.3 million, 5.0 million, 7.5 million and 15.5 million shares, respectively. Equity incentive awards may not be issued to the Company’s directors or executive officers under the 2001 Plan. In October 2005, the Board of Directors delegated to the Company’s Chief Executive Officer, acting as a committee of one Director, the authority to grant equity incentive awards to employees of the Company below the level of Vice President, subject to certain specified limitations, under all then-existing and future plans. The Company no longer issues equity awards under the 1998 Plan, the 2001 Plan or the 2006 Plan.
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
In August 1999, the Board of Directors adopted the 1999 ESPP. The Company reserved 3.1 million shares of common stock for issuance under the 1999 ESPP. In May 2002, the stockholders of the Company approved an amendment to the 1999 ESPP that allows for an automatic increase in the number of shares of common stock available under the 1999 ESPP each June 1 and

December 1 to restore the number of shares available for issuance to 1.5 million, provided that the aggregate number of shares issued under the 1999 ESPP shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2012, 2011 and 2010, the Company issued 0.7 million, 0.5 million and 0.5 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $24.76, $25.75 and $25.62, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in 2012, 2011 and 2010 were $16.8 million, $12.7 million and $12.2 million, respectively. As of December 31, 2012, approximately $1.9 million had been withheld from employees for future purchases under the 1999 ESPP.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Stock-based compensation expense by type of award:
Stock options	$14,244	$13,533	$15,154
Deferred stock units	1,885	1,885	1,885
Restricted stock units	77,882	47,807	62,928
Shares issued under the 1999 ESPP	5,850	5,553	4,319
Amounts capitalized as internal-use software	(9,276)	(7,473)	(7,818)
Total stock-based compensation before income taxes	90,585	61,305	76,468
Less: Income tax benefit	(33,126)	(21,212)	(26,566)
Total stock-based compensation, net of taxes	$57,459	$40,093	$49,902
Effect of stock-based compensation on income by line item:
Cost of revenues	$2,871	$2,360	$2,806
Research and development expense	17,275	11,125	14,539
Sales and marketing expense	42,760	27,990	35,525
General and administrative expense	27,679	19,830	23,598
Provision for income taxes	(33,126)	(21,212)	(26,566)
Total cost related to stock-based compensation, net of taxes	$57,459	$40,093	$49,902

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $7.7 million, $7.3 million and $7.5 million, respectively, before tax.
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
The grant-date fair values of Akamai’s stock option awards granted during the years ended December 31, 2012, 2011 and 2010 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2012	2011	2010
Expected life (years)	4.2	4.2	4.2
Risk-free interest rate (%)	0.6	1.3	1.4
Expected volatility (%)	50.8	48.9	50.9
Dividend yield (%)	—	—	—

For the years ended December 31, 2012, 2011 and 2010, the weighted average fair value of Akamai’s stock option awards granted was $25.20 per share, $14.93 per share and $16.49 per share, respectively.
The grant-date fair values of Akamai’s ESPP awards granted during the years ended December 31, 2012, 2011 and 2010 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2012	2011	2010
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate (%)	0.1	0.1	0.2
Expected volatility (%)	51.0	43.7	51.2
Dividend yield (%)	—	—	—

For the years ended December 31, 2012, 2011 and 2010, the weighted average fair value of Akamai’s ESPP awards granted was $8.71 per share, $10.24 per share and $9.86 per share, respectively.
As of December 31, 2012, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $134.7 million. This non-cash expense will be recognized through 2016 over a weighted average period of 1.2 years. Nearly all of the Company’s employees have received grants through these equity compensation programs. Income tax benefits realized from the exercise of stock options and vesting of restricted stock units and deferred stock units during the years ended December 31, 2012, 2011 and 2010 were approximately $131.5 million, $79.0 million and $123.5 million, respectively.
Stock Options
The following table summarizes stock option activity during the years ended December 31, 2012, 2011 and 2010:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2009	10,022	$19.34
Granted	1,577	39.72
Exercised	(2,366)	14.21
Forfeited and expired	(287)	39.69
Outstanding at December 31, 2010	8,946	23.63
Granted	656	37.33
Exercised	(1,044)	12.09
Forfeited and expired	(541)	43.96
Outstanding at December 31, 2011	8,017	24.89
Granted	954	16.81
Exercised	(2,105)	13.23
Forfeited and expired	(643)	37.37
Outstanding at December 31, 2012	6,223	$26.30
Exercisable at December 31, 2012	4,814	$25.60

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $47.9 million, $22.6 million and $67.5 million, respectively. The total fair value of options vested for the years ended December 31, 2012, 2011 and 2010 was $16.6 million, $14.8 million and $14.6 million, respectively. Cash proceeds from the exercise of stock options were $27.8 million, $12.6 million and $33.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table summarizes stock options that are outstanding and expected to vest and stock options exercisable at December 31, 2012:

Range of Exercise Price ($)	Options Outstanding and Expected to Vest				Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
0.20-0.31	23	1.7	$0.31	$948	23	1.7	$0.31	$948
0.82	50	7.0	0.82	2,020	20	7.1	0.82	812
1.33-1.49	20	0.2	1.39	774	20	0.2	1.39	774
2.77-4.10	287	8.1	2.81	10,944	79	7.0	2.90	2,984
4.29-5.56	265	0.7	4.98	9,530	265	0.7	4.98	9,530
7.47-11.20	46	4.9	9.38	1,443	29	2.8	10.51	874
12.14-18.01	1,901	2.4	14.87	49,493	1,866	2.4	14.83	48,660
18.49-26.95	1,027	4.0	24.83	16,515	779	3.7	24.80	12,552
28.13-42.10	1,319	5.1	35.48	7,282	788	4.7	34.33	5,245
43.08-56.60	1,194	3.4	49.32	—	945	3.1	50.05	—
	6,132	3.7	$26.43	$98,949	4,814	3.1	$25.60	$82,379
Expected forfeitures	91
Total options outstanding	6,223

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Akamai’s closing stock price of $40.91 on December 31, 2012, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2012 was approximately 3.8 million.
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
The following table summarizes the DSU activity for the years ended December 31, 2012, 2011 and 2010:

	Units (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2009	287	$21.04
Granted	47	39.95
Vested and distributed	(77)	18.40
Outstanding at December 31, 2010	257	25.31
Granted	58	32.48
Vested and distributed	(15)	33.78
Forfeited	(1)	39.95
Outstanding at December 31, 2011	299	26.25
Granted	65	29.17
Vested and distributed	(79)	29.76
Outstanding at December 31, 2012	285	$25.93

The total pre-tax intrinsic value of DSUs vested and distributed during the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $0.5 million and $3.0 million, respectively. The total fair value of DSUs vested and distributed during the years ended December 31, 2012, 2011 and 2010 was $2.4 million, $0.5 million and $1.4 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2012, 70,738 DSUs were unvested, with an aggregate intrinsic value of approximately $2.9 million and a weighted average remaining contractual life of approximately 6.2 years. These units are expected to vest through May 2013.
Restricted Stock Units
The following table summarizes the different types of RSUs granted by the Company (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
RSUs with service-based vesting conditions	2,782	3,003	1,597
RSUs with performance-based vesting conditions	369	550	1,124
Total	3,151	3,553	2,721

RSUs represent the right to receive one share of the Company’s common stock upon vesting. RSUs are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one Director, to whom such authority has been delegated. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company, as well as RSUs that vest only upon the achievement of defined performance metrics tied primarily to corporate revenue and earnings per share targets or other key performance indicators.
For RSUs with service-based vesting conditions, the fair value was calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.
For the years ended December 31, 2012, 2011 and 2010, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement of specified performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement of the specified targets. Management will continue to review periodically the Company’s expected performance and adjust the compensation cost, if needed, at such time.
The following table summarizes the RSU activity for the years ended December 31, 2012, 2011 and 2010:

	Units (in thousands)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2009	6,863	$27.63
Granted	2,721	26.56
Vested	(1,971)	23.97
Forfeited	(1,406)	47.47
Outstanding at December 31, 2010	6,207	23.76
Granted	3,553	33.75
Vested	(1,931)	23.15
Forfeited	(1,312)	30.62
Outstanding at December 31, 2011	6,517	27.95
Granted	3,150	35.82
Vested	(2,732)	26.14
Forfeited	(989)	27.91
Outstanding at December 31, 2012	5,946	$32.97

The total pre-tax intrinsic value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $98.3 million, $68.0 million and $72.0 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $71.4 million, $44.7 million and $47.2 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2012, 5.9 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $196.0 million and a weighted average remaining contractual life of approximately 5.7 years. These RSUs are expected to vest on various dates through December 2016.

16.	Employee Benefit Plan:
The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include Akamai common stock. Effective January 1, 2008, the Company amended its matching contribution to 1/2 of the first 8% of employee contributions in each year, with the maximum amount of the Company match at $2,000 per employee per year for the years 2011 and 2010. During 2011 and 2010 Company’s contributions vested 25% per annum. Effective January 1, 2012, the Company amended its matching contribution to 1/2 of the first 8% of employee contributions in each year, with a maximum amount of the Company match at $4,000 per employee per year. Additionally, effective February 1, 2012, the Company instituted immediate vesting of the Company's matching contributions. The Company contributed approximately $6.4 million, $3.4 million and $2.6 million of cash to the savings plan for the years ended December 31, 2012, 2011 and 2010, respectively. Effective January 1, 2013, the Company amended its matching contribution to 1/2 of the first 8% of employee contributions in each year, with the maximum amount of the Company's match at $6,000 per employee per year.

17.	Income Taxes:
The components of income before provision for income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Domestic	$245,252	$257,656	$235,892
Foreign	76,339	49,539	26,480
Income before provision for income taxes	$321,591	$307,195	$262,372

The provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current tax provision
Federal	$94,423	$39,517	$19,619
State	10,046	2,953	4,993
Foreign	18,952	10,193	4,078
Deferred tax provision (benefit)
Federal	(582)	54,980	55,335
State	(2,045)	4,413	2,393
Foreign	(3,189)	1,209	4,269
Change in valuation allowance	(3)	(6,974)	465
	$117,602	$106,291	$91,152

The Company’s effective rate differed from the statutory rate as follows:

	For the Years Ended December 31,
	2012	2011	2010
United States federal income tax rate	35.0%	35.0%	35.0%
State taxes	3.5	2.8	2.9
Nondeductible stock-based compensation	1.3	0.8	0.1
United States federal and state research and development credits	(0.6)	(2.4)	(2.6)
Change in state tax rates	(0.4)	(0.1)	0.5
Foreign earnings	(3.5)	(2.2)	(0.4)
Expiration of capital loss carryforward	—	2.1	—
Disallowed officer compensation	0.6	—	—
Other	0.7	0.9	(1.0)
Change in the deferred tax asset valuation allowance	—	(2.3)	0.2
	36.6%	34.6%	34.7%

The components of the net deferred tax asset and the related valuation allowance were as follows (in thousands):

	December 31,
	2012	2011
Net operating loss and credit carryforwards	$15,655	$9,323
Depreciation and amortization	5,495	30,702
Compensation costs	45,974	35,959
Other	18,542	15,530
Deferred tax assets	85,666	91,514
Acquired intangible assets	(26,293)	(16,972)
Internal-use software capitalized	(24,301)	(24,165)
Impairment loss on marketable securities	—	(15)
Deferred tax liabilities	(50,594)	(41,152)
Valuation allowance	(430)	(433)
Net deferred tax assets	$34,642	$49,929

As of December 31, 2012, the Company had United States federal NOL carryforwards of approximately $16.1 million related to acquisitions made during 2012, which expire at various dates through 2026. As of December 31, 2011, the Company had utilized all of its United States federal NOL carryforwards that were held as of December 31, 2010. As of December 31, 2012 and

2011, the Company had state NOL carryforwards of approximately $48.2 million and $51.4 million, respectively, which expire at various dates through 2024. The Company also had foreign NOL carryforwards of approximately $1.0 million and $0.7 million as of December 31, 2012 and 2011, respectively. The majority of the foreign NOL carryforwards have no expiration dates. As of December 31, 2012 and 2011, the Company had United States federal and state research and development tax credit carryforwards of $1.7 million and $6.5 million, respectively, which will expire at various dates through 2026. As of December 31, 2012 and 2011, the Company had foreign tax credit carryforwards of $4.3 million, which will expire at various dates through 2020. As of December 31, 2012 and 2011, the Company has recorded a valuation allowance on certain NOL carryforwards of $0.4 million for each period. During the three month period ended December 31, 2012, the Company corrected errors in its reported income tax expense attributable to prior fiscal periods. The correction reduced income tax expense by $5.3 million for the three months ended December 31, 2012.
As of December 31, 2012, unrepatriated earnings of non-U.S. subsidiaries totaled $142.2 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise, it would be included in the Company's U.S. taxable income. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
The Company's income tax return for the 2010 tax year is currently under audit by the Internal Revenue Service. In addition, certain state tax and foreign tax returns for the 2008 through 2010 tax years are currently under audit by those jurisdictions. The Company does not expect the results of these examinations will have a material effect on its financial condition or results of operations.
The following is a roll-forward of the Company’s unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2012	2011
Unrecognized tax benefits — at beginning of year	$12.5	$10.8
Gross increases — tax positions of prior periods	12.2	—
Gross increases — current-period tax positions	2.3	2.8
Gross decreases — tax positions of prior periods	(6.0)	(0.8)
Gross decreases — settlements	—	(0.3)
Unrecognized tax benefits — at end of year	$21.0	$12.5

As of December 31, 2012 and 2011, the Company had approximately $26.9 million and $17.2 million, respectively, of total unrecognized tax benefits, including $5.9 million and $4.7 million, respectively, of accrued interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. If recognized, all amounts of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate.

As of December 31, 2012, the Company believes it is reasonably possible that approximately $3.7 million of its unrecognized tax benefits, each of which are individually insignificant and include research and development credits and transfer pricing adjustments, may be recognized by the end of 2013 as a result of ongoing audits.
Generally, all tax years are open for examination by the United States federal and state taxing jurisdictions to which the Company is subject due to net operating losses and the limited number of prior year audits by taxing jurisdictions. In our major foreign jurisdictions, tax years after 2009 are open for examination by those jurisdictions.

18.	Segment and Geographic Information:
Akamai’s chief decision-maker, as defined under the authoritative guidance for disclosures about segments of an enterprise and related information, is the Chief Executive Officer and the executive management team. As of December 31, 2012, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined in the guidance.
The Company deploys its servers into networks worldwide. As of December 31, 2012, the Company had approximately $225.5 million and $119.6 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively. As of December 31, 2011, the Company had approximately $194.0 million and $99.0 million of property and equipment, net of accumulated depreciation, located in the United States and foreign locations, respectively.
Akamai sells its services and licenses through a sales force located both domestically and abroad. The following table summarizes the percentage of the Company's revenues derived from operations outside of the United States:

	For the Years Ended December 31,
	2012	2011	2010
Revenues from outside of the United States	28%	29%	28%
Revenues derived from Europe	17%	18%	17%
Other than the United States, no single country accounted for 10% or more of the Company’s total revenues for any reported period.

19. Quarterly Financial Results (unaudited):
The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2012 and 2011. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes.

	For the Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands, except per share data)
Revenues	$319,448	$331,306	$345,321	$377,872
Cost of revenues	$102,566	$107,457	$109,995	$111,893
Net income	$43,227	$44,239	$48,231	$68,292
Basic net income per share	$0.24	$0.25	$0.27	$0.38
Diluted net income per share	$0.24	$0.24	$0.27	$0.38
Basic weighted average common shares	178,120	178,547	177,455	177,479
Diluted weighted average common shares	182,342	181,817	181,053	181,768

	For the Three Months Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(In thousands, except per share data)
Revenues	$275,953	$276,989	$281,856	$323,740
Cost of revenues	$89,068	$89,647	$93,284	$102,544
Net income	$50,617	$47,921	$42,285	$60,081
Basic net income per share	$0.27	$0.26	$0.23	$0.34
Diluted net income per share	$0.26	$0.25	$0.23	$0.33
Basic weighted average common shares	186,849	186,612	183,085	178,916
Diluted weighted average common shares	191,383	190,179	185,704	182,956

20.	Subsequent Event
On January 1, 2013, F. Thomson Leighton became the Company's new chief executive officer. Dr. Leighton co-founded Akamai and has served as the Company's Chief Scientist and as a director since August 1998.
On January 24, 2013, the Company announced MediaMath's acquisition of substantially all of the assets used by the Company in the Advertising Decision Solutions business. Simultaneously with the sale, the Company entered into a multi-year relationship agreement whereby MediaMath will have exclusive rights to leverage the Company's pixel-free technology for use within digital advertising and marketing applications.

On February 6, 2013, the Company announced that the Board of Directors authorized a $150 million extension of its share repurchase program, effective for a 12-month period beginning February 1, 2013. As of this date, all prior repurchase authorizations have expired.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the captions “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein.
Our executive officers and directors and their positions as of March 1, 2013, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal executive officer)

James Benson	Chief Financial Officer (Principal financial and accounting officer)

Melanie Haratunian	Executive Vice President and General Counsel

Robert W. Hughes	President - Worldwide Operations

Rick McConnell	President - Products and Development

George H. Conrades	Director

Martin M. Coyne II	Director

Pamela J. Craig	Director

C. Kim Goodwin	Director

Jill A. Greenthal	Director

Geoffrey A. Moore	Director

Paul Sagan	Director

Frederic V. Salerno	Director

Naomi O. Seligman	Director

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial or accounting officer or persons serving similar functions and all of our other employees and members of our Board of Directors. The text of our amended code of ethics is available on our website at www.akamai.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2012. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are included in this annual report on Form 10-K.

1.	Financial Statements (see Item 8 — Financial Statements and Supplementary Data included in this annual report on Form 10-K).

2.	The schedule listed below and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts	78

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

March 1, 2013	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ JAMES BENSON
James Benson Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal executive officer)	March 1, 2013
F. Thomson Leighton
/s/ JAMES BENSON	Chief Financial Officer (Principal financial and accounting officer)	March 1, 2013
James Benson
/s/ GEORGE H. CONRADES	Director	March 1, 2013
George H. Conrades
/s/ MARTIN M. COYNE II	Director	March 1, 2013
Martin M. Coyne II
/s/ PAMELA J. CRAIG	Director	March 1, 2013
Pamela J. Craig
/s/ C. KIM GOODWIN	Director	March 1, 2013
C. Kim Goodwin
/s/ JILL A. GREENTHAL	Director	March 1, 2013
Jill A. Greenthal
/s/ GEOFFREY MOORE	Director	March 1, 2013
Geoffrey Moore
/s/ FREDERIC V. SALERNO	Director	March 1, 2013
Frederic V. Salerno
/s/ PAUL SAGAN	Director	March 1, 2013
Paul Sagan
/s/ NAOMI O. SELIGMAN	Director	March 1, 2013
Naomi O. Seligman

AKAMAI TECHNOLOGIES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charged to operations		Other		Deductions		Balance at end of period
Year ended December 31, 2010:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$10,579	22,657	1	(301)	3	(27,703)	2	$5,232
Deferred tax asset valuation allowance	$7,086	465	4	—		(144)		$7,407
Year ended December 31, 2011:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$5,232	16,165	1	(420)	3	(16,422)	2	$4,555
Deferred tax asset valuation allowance	$7,407	(6,974)	4	—		—		$433
Year ended December 31, 2012:
Allowances deducted from asset accounts:
Reserves for accounts receivable	$4,555	15,599	1	(47)	3	(16,300)	2	$3,807
Deferred tax asset valuation allowance	$433	(3)	4	—		—		$430
________________

1.	Amounts represent charges to bad debt expense and reductions to revenue for increases to the allowance for doubtful accounts and to the reserve for cash-basis customers.

2.
Amounts represent cash collections from customers for accounts previously reserved and write-offs of accounts receivable recorded against the allowance for doubtful accounts or the reserve for cash-basis customers.

3.	Amounts represent write-offs of account receivables previously reserved.

4.	Amount represents the reversal of a tax valuation allowance related to NOL carryforwards not expected to be realized.

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

3.3(C)	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant

4.1(D)	Specimen common stock certificate

10.1(E)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.2(F)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(B)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.4(G)@	2001 Stock Incentive Plan of the Registrant

10.5(H)	2006 Stock Incentive Plan of the Registrant

10.6(I)	Speedera Networks, Inc. 1999 Equity Incentive Plan, as amended

10.7(J)	Netli, Inc. Amended and Restated Stock Option Plan

10.8(J)	Netli, Inc. 2002 Equity Incentive Plan

10.9(K)	Blaze Software Inc. Stock Option Plan

10.10(L)	Cotendo, Inc. Amended and Restated 2008 Stock Plan
10.11(M)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.12(N)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.13(O)@	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.14(O)@	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.15(P)	Form of Deferred Stock Unit Agreement for Directors of the Registrant under the 2006 Stock Incentive Plan

10.16(P)@	Form of Restricted Stock Unit Agreement with Annual Vesting under the 2006 Stock Incentive Plan

10.17(P)@	Form of Restricted Stock Unit Agreement with Performance-Based Vesting under the 2006 Stock Incentive Plan

10.18	Summary of the Registrant’s Compensatory Arrangements with Non-Executive Directors

10.19	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.20(Q)	Office Lease Agreement dated March 31, 2008 between the Registrant and Locon San Mateo, LLC

10.21(Q)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.22(Q)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.23(D)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.24(Q)@	Incentive Stock Option Agreement, dated February 8, 2008, by and between the Registrant and Robert W. Hughes

10.25(R)@	Incentive Stock Option Agreement dated January 4, 2005 between the Registrant and Paul Sagan

10.26(S)@	Employment Letter Agreement between the Registrant and Paul Sagan dated July 22, 2010

10.27(T)@	Amendment to Employment Letter Agreement between the Registrant and Paul Sagan dated August 7, 2012

10.28@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.29@	Form of Executive Bonus Plan

10.30(T)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.31(T)@	Form of Executive Change in Control Agreement

10.32(U)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.33(V)@	Form of Incentive Stock Option Agreement for use under the 2009 Stock Incentive Plan

10.34(V)@	Form of Non-Qualified Stock Option Agreement for use under the 2009 Stock Incentive Plan (four year vest)

10.35(V)	Form of Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.36(V)@	Form of Baseline Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.37(V)	Form of Deferred Stock Unit Agreement for Directors for use under the 2009 Stock Incentive Plan

10.38(W)	Form of Deferred Stock Unit Agreement (2012)

10.39(W)	Form of Stock Option Agreement for Director Options (2012)

10.40(X)@	Form of Three-Year Equal Annual Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.41(X)@	Form of 2011 Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.42(X)@	Form of Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.43(X)@	Form of Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (two-year vest)

10.44(Y)@	Form of Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (three-year vest)

10.45(Y)@	Form of 2012 Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.46(Y)@	Form of Stock Option Agreement for use under the 2009 Stock Incentive Plan (three-year vest)

10.47(Z)@	Form of Stock Option Grant Agreement (2012)

10.48(Z)	Form of Deferred Stock Unit Grant Agreement (2013)

10.49(Z) @	Form of Time-Based Vesting Restricted Stock Unit Agreement (2012)

10.50(Z) @	Form of Performance-Based Vesting Restricted Stock Unit Agreement (2012)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

________________

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008.

(C)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002.

(D)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679), as amended, filed with the Commission on August 20, 1999.

(E)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.

(F)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006.

(G)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2002.

(H)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2006.

(I)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.

(J)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-141854) filed with the Commission on April 3, 2007.

(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on February 29, 2012.

(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 19, 2012.

(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.

(N)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 23, 2011.

(O)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007.

(P)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2009.

(Q)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 3, 2008.

(R)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2005.

(S)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10Q filed with the Commission on August 9, 2010.

(T)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the Commission on August 9, 2012.

(U)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2006.

(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2009.

(W)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the Commission on May 10, 2012.

(X)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2011.

(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2012.

(Z)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the Commission on November 9, 2012.

@ Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.

† Confidential Treatment has been granted as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.