Form 10-Q
period 2013-03-31
AKAMAI TECHNOLOGIES INC
filed 2013-05-10
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 6, 2013: 177,700,457

Table of Contents

AKAMAI TECHNOLOGIES, INC.
FORM 10-Q
For the quarterly period ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $200 at December 31, 2012)	$165,275	$201,989
Marketable securities (including restricted securities of $220 and $57 at March 31, 2013 and December 31, 2012, respectively)	347,951	235,592
Accounts receivable, net of reserves of $4,677 and $3,807 at March 31, 2013 and December 31, 2012, respectively	232,328	218,777
Prepaid expenses and other current assets	65,677	51,604
Deferred income tax assets	20,422	20,422
Total current assets	831,653	728,384
Property and equipment, net	369,555	345,091
Marketable securities (including restricted securities of $54 and $43 at March 31, 2013 and December 31, 2012, respectively)	569,208	657,659
Goodwill	729,467	731,325
Acquired intangible assets, net	74,297	84,554
Deferred income tax assets	13,712	13,803
Other assets	58,775	39,811
Total assets	$2,646,667	$2,600,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,574	$43,291
Accrued expenses and other current liabilities	119,798	133,087
Deferred revenue	33,919	26,291
Accrued restructuring	618	275
Total current liabilities	211,909	202,944
Other liabilities	47,220	49,364
Deferred revenue	2,761	2,565
Total liabilities	261,890	254,873
Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 201,351,880 shares issued and 177,840,407 shares outstanding at March 31, 2013 and 200,199,536 shares issued and 177,782,814 shares outstanding at December 31, 2012	2,031	2,015
Additional paid-in capital	5,207,285	5,195,543
Accumulated other comprehensive loss	(5,583)	(1,640)
Treasury stock, at cost, 23,511,473 shares at March 31, 2013 and 22,416,722 shares at December 31, 2012	(664,741)	(624,462)
Accumulated deficit	(2,154,215)	(2,225,702)
Total stockholders’ equity	2,384,777	2,345,754
Total liabilities and stockholders’ equity	$2,646,667	$2,600,627
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Revenues	$368,046	$319,448
Costs and operating expenses:
Cost of revenues	120,392	124,925
Research and development	21,905	17,480
Sales and marketing	62,690	48,995
General and administrative	55,380	51,642
Amortization of acquired intangible assets	6,060	4,767
Restructuring charge	431	60
Total costs and operating expenses	266,858	247,869
Income from operations	101,188	71,579
Interest income	1,556	1,633
Other expense, net	(132)	(441)
Gain on investments, net	52	13
Income before provision for income taxes	102,664	72,784
Provision for income taxes	31,177	29,557
Net income	$71,487	$43,227
Net income per weighted average share:
Basic	$0.40	$0.24
Diluted	$0.39	$0.24
Shares used in per share calculations:
Basic	177,899	178,120
Diluted	181,562	182,342

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$71,487	$43,227
Other comprehensive income:
Foreign currency translation adjustments	(4,014)	672
Change in unrealized gain on investments, net	81	455
Income tax expense related to unrealized gain on investments, net	(10)	(175)
Other comprehensive (loss) income	(3,943)	952
Comprehensive income	$67,544	$44,179

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$71,487	$43,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,375	45,634
Stock-based compensation expense	22,931	20,924
Provision for doubtful accounts	320	370
Excess tax benefits from stock-based compensation	(4,119)	(13,414)
Gain on investments and disposal of property and equipment, net	(71)	(97)
Loss on divestiture of a business, net	(1,188)	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(28,355)	(1,416)
Prepaid expenses and other current assets	(14,035)	4,309
Accounts payable, accrued expenses and other current liabilities	7,838	(5,798)
Deferred revenue	8,225	1,474
Accrued restructuring	(111)	(2,144)
Other non-current assets and liabilities	(2,257)	(566)
Net cash provided by operating activities	103,040	92,503
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash recevied	—	(291,638)
Purchases of property and equipment	(46,478)	(30,433)
Capitalization of internal-use software costs	(16,998)	(12,911)
Purchases of short- and long-term marketable securities	(145,350)	(280,649)
Proceeds from sales of short- and long-term marketable securities	55,509	28,000
Proceeds from maturities of short- and long-term marketable securities	66,171	89,414
Proceeds from the sale of property and equipment	260	10
Net cash used in investing activities	(86,886)	(498,207)
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option plans	3,195	7,078
Excess tax benefits from stock-based compensation	4,119	13,414
Employee taxes paid related to net share settlement of equity awards	(17,315)	(21,655)
Repurchases of common stock	(40,278)	(7,913)
Net cash used in financing activities	(50,279)	(9,076)
Effects of exchange rate changes on cash and cash equivalents	(2,589)	307
Net decrease in cash and cash equivalents	(36,714)	(414,473)
Cash and cash equivalents at beginning of period	201,989	559,197
Cash and cash equivalents at end of period	$165,275	$144,724

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,097	$11,486
Non-cash financing and investing activities:
Capitalization of stock-based compensation, net of impairments	$2,938	$2,298

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally distributed platform comprises more than 130,000 servers in 1,100 networks in 86 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one industry segment: providing services for accelerating and improving delivery of content and applications over the Internet.
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include the accounts of Akamai and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements. Certain reclassifications have been made to prior period results of operations to conform to the current period presentation.
Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Akamai’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
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
2. Changes to Significant Accounting Policies
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
The Company implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its network assets, primarily servers, increased from three to four years effective January 1, 2013. This change decreased depreciation on network assets in place at January 1, 2013 by approximately $10.3 million on an after-tax basis, or $0.06 per share, for the three months ended March 31, 2013.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance and disclosure requirements for reporting of comprehensive income: amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013, did not have a material impact on the Company's consolidated financial results.

3. Business Acquisitions and Divestitures

Consistent with its strategy to prioritize higher-margin businesses, the Company sold its Advertising Decision Solutions ("ADS") business to MediaMath in exchange for a convertible note receivable that is due and payable on July 24, 2014 (See Note 4). The transaction closed during the first quarter of 2013. These operations were not material to the Company's annual net sales, net income or earnings per share. No significant gains or losses were realized on this transaction. The accompanying interim consolidated financial statements include the impact of approximately one month of ADS operations prior to the sale. All assets and liabilities used by the business have been excluded from the consolidated balance sheet presentation. Simultaneously with the sale, the Company entered into a multi-year relationship agreement whereby MediaMath will have exclusive rights to leverage the Company's pixel-free technology for use within digital advertising and marketing applications.
During 2012, the Company completed four acquisitions, in each case by purchasing all of the outstanding capital stock of the acquired company. In December 2012, the Company acquired Verivue, Inc. ("Verivue"). In September 2012, the Company acquired FastSoft, Inc. ("FastSoft"). In March 2012, the Company acquired Cotendo, Inc. ("Cotendo"). In February 2012, the Company acquired Blaze Software, Inc. ("Blaze"). The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s consolidated financial results. The total amount of acquisition-related costs for the acquisitions of Verivue, FastSoft, Cotendo and Blaze was approximately $5.8 million for the year ended December 31, 2012. These costs were included in general and administrative costs in the consolidated statements of operations.
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
Verivue
On December 4, 2012, the Company acquired all of the outstanding common and preferred stock of Verivue in exchange for $30.9 million in cash. In addition, the Company recorded a liability of $1.2 million for contingent consideration related to expected achievement of post-closing milestones. Akamai acquired Verivue with a goal of complementing Akamai's Aura Network Solutions and accelerating time to market in providing a comprehensive, licensed content delivery network ("CDN") solution for network operators. The Company allocated $20.7 million of the cost of the acquisition to goodwill and $7.5 million to acquired intangible assets. The allocation of the purchase price is preliminary. The total weighted average useful life of the intangible assets acquired from Verivue is 6.4 years. The value of the goodwill from the acquisition can be attributed to a number of business factors, including a trained technical workforce in place in the United States and cost synergies. The total amount of goodwill related to the acquisition of Verivue expected to be deducted for tax purposes is $5.6 million. As of March 31, 2013, the Company determined the agreed upon post-closing milestones are not expected to be achieved and therefore reversed the $1.2 million liability recorded at December 31, 2012 for the contingent consideration.
FastSoft
On September 13, 2012, the Company acquired all of the outstanding common and preferred stock of FastSoft in exchange for $14.4 million in cash. Akamai acquired FastSoft with a goal of complementing Akamai's cloud infrastructure solutions with technology for optimizing the throughput of video and other digital content across IP networks. The Company allocated $8.9 million of the cost of the acquisition to goodwill and $3.7 million to acquired intangible assets. The allocation of the purchase price is preliminary. The total weighted average useful life of the intangible assets acquired from FastSoft is 9.0 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce in place in the United States and cost synergies. The total amount of goodwill related to the acquisition of FastSoft expected to be deducted for tax purposes is $2.0 million.

Cotendo
On March 6, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Cotendo in exchange for $278.9 million in cash and assumption of unvested options. Akamai acquired Cotendo with the intention of increasing Akamai’s pace of innovation in the areas of cloud and mobile optimization. The Company allocated $233.8 million of the cost of the acquisition to goodwill and $43.8 million to acquired intangible assets. The value of the goodwill from the acquisition of Cotendo can be attributed to a number of business factors, including potential sales opportunities to provide Akamai services to Cotendo customers; a trained technical workforce in place in the United States and Israel; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. The total weighted average amortization period for the intangible assets acquired from Cotendo is 7.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total amount of goodwill related to the acquisition of Cotendo expected to be deducted for tax purposes is $45.0 million.
Blaze
On February 7, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Blaze in exchange for $19.3 million in cash and assumption of unvested options. Akamai acquired Blaze with a goal of complementing Akamai's site acceleration solutions with technology designed to optimize the speed at which a web page is rendered. The Company allocated $15.1 million of the cost of the acquisition to goodwill and $5.1 million to acquired intangible assets. The total weighted average useful life of the intangible assets acquired from Blaze is 5.3 years. The value of the goodwill from this acquisition can be attributed to a number of business factors, including a trained technical workforce in place in Canada and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Blaze expected to be deducted for tax purposes is $13.5 million.
4. Fair Value Measurements
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

The following is a summary of marketable securities held at March 31, 2013 and December 31, 2012 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
As of March 31, 2013	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$3,275	$—	$—	$3,275	$3,221	$54
Commercial paper	7,488	4	—	7,492	7,492	—
Corporate debt securities	715,141	1,306	(137)	716,310	320,683	395,627
U.S. government agency obligations	190,061	79	(58)	190,082	16,555	173,527
	$915,965	$1,389	$(195)	$917,159	$347,951	$569,208

		Gross Unrealized			Classification on Balance Sheet
As of December 31, 2012	Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
Available-for-sale securities:
Certificates of deposit	$3,100	$—	$—	$3,100	$3,057	$43
Commercial paper	7,481	2	(1)	7,482	7,482	—
Corporate debt securities	691,931	1,269	(205)	692,995	217,548	475,447
U.S. government agency obligations	189,607	95	(28)	189,674	7,505	182,169
	$892,119	$1,366	$(234)	$893,251	$235,592	$657,659

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss). Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to gain (loss) on investments, net in the statement of operations. Realized gains and losses are reflected in the income statement as gain (loss) on investments, net. As of March 31, 2013, the Company did not hold any investment-related assets that have been in a continuous loss position for more than 12 months.

The following tables detail the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents and liabilities, at March 31, 2013 and December 31, 2012 (in thousands):

	Total Fair Value at	Fair Value Measurements at Reporting Date Using
	March 31, 2013	Level 1	Level 2	Level 3
Marketable Securities:
Money market funds	$413	$413	$—	$—
Certificates of deposit	7,775	7,775	—	—
Commercial paper	7,492	—	7,492	—
Corporate debt securities	716,310	—	716,310	—
U.S. government agency obligations	190,082	—	190,082	—
	$922,072	$8,188	$913,884	$—
Other Assets:
Note receivable	$18,882	$—	$—	$18,882
	$18,882	$—	$—	$18,882

	Total Fair Value at	Fair Value Measurements at Reporting Date Using
	December 31, 2012	Level 1	Level 2	Level 3
Marketable Securities:
Money market funds	$22,255	$22,255	$—	$—
Certificates of deposit	7,473	7,473	—	—
Commercial paper	9,482	—	9,482	—
Corporate debt securities	692,995	—	692,995	—
U.S. government agency obligations	189,674	—	189,674	—
	$921,879	$29,728	$892,151	$—
Liabilities:
Contingent consideration obligation related to Verivue acquisition	$(1,200)	$—	$—	$(1,200)
	$(1,200)	$—	$—	$(1,200)
Contractual maturities of the Company’s marketable securities held at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Available-for-sale securities:
Due in 1 year or less	$347,951	$235,592
Due after 1 year through 5 years	569,208	657,659
	$917,159	$893,251

The following tables reflect the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs at March 31, 2013 and December 31, 2012 (in thousands):

	Other Assets- Note Receivable	Other Long-Term Liabilities- Contingent Consideration Obligation
Balance as of December 31, 2012	$—	$(1,200)
Fair value adjustment for contingent consideration for acquisition of Verivue	—	1,200
Fair value of note receivable	18,882	—
Balance as of March 31, 2013	$18,882	$—

As of March 31, 2013 and December 31, 2012, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2013 and December 31, 2012, the Company had grouped commercial paper, U.S. government agency obligations and corporate debt securities using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive.

As of March 31, 2013, the fair value of the Company's asset using Level 3 valuation consisted of a $25.0 million face value convertible note receivable, that is due and payable on July 24, 2014, related to the divestiture of the ADS business. A key assumption in valuing the note receivable was the probability of the note ultimately converting to equity of MediaMath, as opposed to redemption in full for cash. The valuation assumed a 90% probability of being converted to equity. If a 70% probability of conversion was used, the fair value of the note would have been $20.2 million. As of December 31, 2012, the fair value of the Company's liabilities grouped using Level 3 valuation consisted of a contingent consideration related to the acquisition of Verivue.
5. Accounts Receivable
Net accounts receivable consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade accounts receivable	$153,760	$143,533
Unbilled accounts	83,245	79,051
Gross accounts receivable	237,005	222,584
Allowance for doubtful accounts	(1,178)	(1,154)
Reserve for cash-basis customers	(3,499)	(2,653)
Total accounts receivable reserves	(4,677)	(3,807)
Accounts receivable, net	$232,328	$218,777
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
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Payroll and other related benefits	$42,155	$75,039
Bandwidth and co-location	24,054	27,260
Property, use and other taxes	44,406	22,093
Professional service fees	4,091	3,643
Other	5,092	5,052
Total	$119,798	$133,087
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
The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$71,487	$43,227
Denominator:
Shares used for basic net income per common share	177,899	178,120
Effect of dilutive securities:
Stock options	1,776	2,423
RSUs and deferred stock units	1,887	1,799
Shares used for diluted net income per common share	181,562	182,342
Basic net income per common share	$0.40	$0.24
Diluted net income per common share	$0.39	$0.24
For the three months ended March 31, 2013 and 2012, certain potential outstanding stock options and service-based RSUs were excluded from the computation of diluted earnings per share because the effect of including these options and RSUs would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The potentially outstanding shares excluded from the computation of diluted earnings per share is as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Options	2,148	2,681
Service-based RSUs	495	1,024
Performance-based RSUs	1,148	2,129
Total shares excluded from computation	3,791	5,834
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
8. Stockholders’ Equity
Stock Repurchase Program
In April 2012, the Company's Board of Directors authorized a $150.0 million stock repurchase program covering a twelve-month period commencing on May 1, 2012. In January 2013, the Board of Directors authorized a $150.0 million extension of its share repurchase program, effective for a twelve-month period beginning February 1, 2013. The timing and amount of any future share repurchases will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws. The Company may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used for financing activities. Unused amounts from the May 2012 program were not carried over to the program approved in January 2013.
During the three months ended March 31, 2013, the Company repurchased 1.1 million shares of its common stock for $40.3 million. During the three months ended March 31, 2012, the Company repurchased 0.2 million shares of its common stock for $7.9 million. As of March 31, 2013, the Company had $119.3 million remaining available for future purchases of shares under the current repurchase program.
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Stock-based compensation by type of award:
Stock options	$3,189	$3,100
RSUs	20,918	18,728
Shares issued under the Employee Stock Purchase Plan	1,762	1,394
Amounts capitalized as internal-use software	(2,938)	(2,298)
Total stock-based compensation before income taxes	22,931	20,924
Less: Income tax benefit	(6,964)	(8,497)
Total stock-based compensation, net of taxes	$15,967	$12,427
Effect of stock-based compensation on income by line item:
Cost of revenues	$2,627	$2,706
Research and development expense	4,369	3,930
Sales and marketing expense	9,431	8,111
General and administrative expense	6,504	6,177
Provision for income taxes	(6,964)	(8,497)
Total cost related to stock-based compensation, net of taxes	$15,967	$12,427
In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $1.9 million and $1.8 million, respectively, before taxes.
9. Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is reported as a component of stockholders' equity and consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Foreign currency translation adjustments	$(6,368)	$(2,354)
Net unrealized gain on investments, net of taxes of $(428) at March 31, 2013 and $(418) at December 31, 2012	785	714
Total accumulated other comprehensive (loss)	$(5,583)	$(1,640)
10. Goodwill and Acquired Intangible Assets
The Company has recorded goodwill and acquired intangible assets as a result of business acquisitions that occurred between 2000 and 2012. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. In February 2012, the Company recorded goodwill of $15.1 million and acquired intangible assets of $5.1 million as a result of the acquisition of Blaze. In March 2012, the Company recorded goodwill of $233.8 million and acquired intangible assets of $43.8 million as a result of the acquisition of Cotendo. In September 2012, the Company recorded goodwill of $8.9 million and acquired intangible assets of $3.7 million as a result of the acquisition of FastSoft. In December 2012, the Company recorded goodwill of $20.7 million and acquired intangible assets of $7.5 million as a result of the acquisition of Verivue. (See Note 3).
In accordance with current accounting standards, goodwill is not amortized as it does not qualify as an amortizable intangible asset. The Company tests goodwill for impairment at least annually as required by the accounting guidance for goodwill and acquired intangible assets.
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance as of December 31, 2012	$731,325
Purchase price adjustment associated with FastSoft acquisition	40
Purchase price adjustment associated with Verivue acquisition	41
Adjustment for the divestiture of Advertising Decision Solutions business	(1,939)
Balance as of March 31, 2013	$729,467
Acquired intangible assets that are subject to amortization consist of the following (in thousands, except for years):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
Completed technology	$62,331	$(27,978)	$34,353	6
Customer relationships	100,400	(68,931)	31,469	9
Non-compete agreements	9,170	(3,354)	5,816	4
Trademarks and trade names	3,400	(741)	2,659	9
Acquired license rights	490	(490)	—	10
Total	$175,791	$(101,494)	$74,297

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
Completed technology	$71,531	$(32,842)	$38,689	6
Customer relationships	104,700	(68,702)	35,998	9
Non-compete agreements	14,770	(7,645)	7,125	5
Trademarks and trade names	3,700	(958)	2,742	9
Acquired license rights	490	(490)	—	10
Total	$195,191	$(110,637)	$84,554
Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2013 and 2012 was $6.1 million and $4.8 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2013, aggregate expense related to amortization of acquired intangible assets is expected to be $15.3 million for the remainder of 2013, and $18.8 million, $16.2 million, $11.4 million and $7.6 million for 2014, 2015, 2016 and 2017, respectively.
11. Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and marketable securities balances with major financial institutions that the Company believes are of high credit standing.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. As of March 31, 2013 and December 31, 2012, one customer accounted for greater than 10% of the Company's accounts receivable. The Company believes that, at March 31, 2013, concentration of credit risk related to accounts receivable was not significant.

12. Segment and Geographic Information
Akamai’s chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is its Chief Executive Officer and executive management team. As of March 31, 2013, Akamai operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is managed and operated as one business and does not have separate reportable segments as defined in the guidance. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business.
The Company deploys its servers into networks worldwide. As of March 31, 2013, the Company had $240.6 million and $129.0 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2012, the Company had $225.5 million and $119.6 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively.
Akamai sells its services through a direct sales force and through channel partners located both in the United States and abroad. The following table summarizes the percentage of the Company's revenues derived from operations outside of the United States:

	For the Three Months Ended March 31,
	2013	2012
Revenues derived from outside of the United States	30%	28%
Revenues derived from Europe	17%	17%
No single country outside the United States accounted for 10% or more of revenues during these periods. For the three month ended March 31, 2013 and 2012, no customer accounted for 10% or more of total revenues.
13. Income Taxes
The Company’s effective income tax rate, including discrete items, was 30.4% and 40.6% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies. The discrete items include the tax effect of the reinstatement of the federal research and development credit at the beginning of 2013, which was retroactive to 2012, certain stock options and interest and penalties related to uncertain tax positions.  For the three months ended March 31, 2013, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States, as well as the reinstatement of the federal research and development credit at the beginning of 2013 which was retroactive to 2012.  For the three months ended March 31, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments, and state income tax expense.
14. Forward Currency Contracts
The assets and liabilities of the Company's international subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other (expense) income, net. For the three months ended March 31, 2013 and 2012, the Company recorded net foreign currency losses of $0.1 million and $0.4 million, respectively, in the consolidated statement of operations.

The Company has entered into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies.

Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other (expense) income, net. As of March 31, 2013 and December 31, 2012, the fair value of the forward currency contracts and the underlying net loss for the three months ended March 31, 2013 and 2012 were deemed to be immaterial.

The Company's foreign currency forward contracts include credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. The Company seeks to minimize counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.

15. Commitments, Contingencies and Guarantees
Operating Lease Commitments
The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through May 2022 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of March 31, 2013 were as follows (in thousands):

Operating Leases
Remaining 2013	$20,246
2014	26,162
2015	23,618
2016	17,501
2017	16,495
Thereafter	29,565
Total	$133,587
Purchase Commitments
The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. The following table reflects the Company's minimum commitments pursuant to these contracts in effect as of March 31, 2013, as well as aggregate purchase order commitments with various vendors (in thousands):

	Payments Due by Period
	Total	Remainder of 2013	2014	2015	2016	2017
Bandwidth and co-location agreements	89.4	72.6	12.9	3.0	0.6	0.3
Open vendor purchase orders	66.4	58.8	5.6	2.0	—	—
Total	155.8	131.4	18.5	5.0	0.6	0.3
Litigation
The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material impact on the Company’s business, results of operations, financial condition or cash flows.
Guarantees
The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, which is an interpretation of previous accounting statements and a rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of March 31, 2013 was determined to be immaterial.

16. Restructuring
In prior years, the Company implemented workforce reductions of employees from all areas of the Company. The Company recorded restructuring charges for the amount of one-time benefits provided to affected employees. Included in these costs was a net increase in non-cash, stock-based compensation reflecting a modification of certain stock-based awards previously granted to the affected employees. Additionally, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities. For the three months ended March 31, 2013, the Company recorded additional restructuring charges related to a pending claim by an employee from a prior year workforce reduction. The pending claim is expected to be resolved during 2013.
The following table summarizes the accrual and usage of the restructuring charges (in thousands):

	Leases	Severance	Total
Ending Balance, December 31, 2012	$517	$124	$641
Restructuring charge	—	431	431
Cash payments	(29)	(88)	(117)
Ending Balance, March 31, 2013	$488	$467	$955
Current portion of accrued restructuring	$151	$467	$618
Long-term portion of accrued restructuring	$337	$—	$337

17. Subsequent Events
On April 12, 2013, C. Kim Goodwin notified Akamai Technologies, Inc. that she is voluntarily resigning from the Board of Directors effective as of May 10, 2013.

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
We provide services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from sales of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. This allows us to have a consistent and predictable base level of revenue which is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by eliminating or reducing customer cancellations or terminations and limiting the impact of price reductions reflected in contract renewals, and build on that base by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. At the same time, we must ensure that our expenses do not increase faster than, or at the same rate as, our revenues. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.
Recent Events
On April 12, 2013, C. Kim Goodwin notified us that she is voluntarily resigning from our Board of Directors effective as of May 10, 2013.

Overview of Financial Results
The following sets forth, as a percentage of revenues, consolidated statements of operations data, for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of revenues	32.7	39.1
Research and development expense	6.0	5.5
Sales and marketing expense	17.0	15.3
General and administrative expense	15.1	16.2
Amortization of acquired intangible assets	1.6	1.5
Restructuring charge	0.1	—
Total costs and operating expenses	72.5	77.6
Income from operations	27.5	22.4
Interest income	0.4	0.5
Other expense, net	—	(0.1)
Gain on investments, net	—	—
Income before provision for income taxes	27.9	22.8
Provision for income taxes	8.5	9.3
Net income	19.4%	13.5%
We were profitable in 2012 and for the three months ended March 31, 2013; however, we cannot guarantee continued profitability or profitability for any period in the future at the levels we have recently experienced. We have observed the following trends and events that are likely to have an impact on our financial condition, results of operations or cash flows in the foreseeable future:
Revenues and Customers

•
During the first quarter of 2013, we were able to offset lost committed recurring revenues by adding new customers and increasing sales of incremental services to our existing customers. A continuation of this trend could lead to increased revenues. Overall revenues were also impacted favorably by amounts we were paid for items such as traffic usage in excess of committed amounts and one-time events but negatively impacted by price declines.

•
In recent years, our unit prices offered to some customers declined as a result of increased competition. These price reductions primarily impacted customers for which we deliver high volumes of traffic over our network, such as digital media customers. To increase or maintain revenues and our profit margin, it is important that we continue to offset price declines with increased traffic, enhanced efficiencies in our network, lower co-location and bandwidth expenses and increased sales of incremental services to existing customers.

•
During the first quarter of 2013, we experienced an increase in the rate of traffic growth in our video and software download solutions as compared to the fourth quarter of 2012. If this trend continues, our ability to generate revenue growth would be enhanced.

•
We historically experience seasonal variations of higher revenues in the fourth quarter of the year and lower revenues during the summer months. We primarily attribute such variations to patterns of usage of e-commerce services by our retail customers. If this trend continues, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•
For the three months ended March 31, 2013, revenues derived from customers outside the United States accounted for 30% of our total revenues. For the remainder of 2013, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with the first three months of 2013.

Costs and Expenses

•
During the first quarter of 2013, we continued to reduce our network bandwidth costs per unit and to invest in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs increased during the first quarter of 2013 as compared to the first quarter of 2012 due to traffic growth on our network. We believe that our overall bandwidth costs will continue to increase as a result of expected higher traffic levels, partially offset by anticipated continued reductions in bandwidth costs per unit. To achieve these lower bandwidth costs per unit, we must effectively route traffic over our network through lower cost providers.

•
Co-location costs are a significant percentage of total cost of revenues. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we believe we can manage the growth of co-location costs by deploying fewer servers. We will need to continue to achieve such cost reductions to maintain and improve our profitability.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs decreased by $5.7 million during the first quarter of 2013 as compared to the first quarter of 2012. We implemented software and hardware initiatives to manage our global network more efficiently, and as a result, the expected average useful life of our network assets, primarily servers, increased from three to four years effective January 1, 2013. This change is expected to decrease depreciation expense related to our network equipment during 2013, as compared to 2012. We also expect to continue to enhance and add functionality to our service offerings, which would increase our internal-use software development costs attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2013 as compared to 2012.

•
We expect to continue to grant restricted stock units, or RSUs, to employees in the future; therefore, we anticipate that stock-based compensation expense will increase compared to 2012 levels. As of March 31, 2013, our total unrecognized compensation costs for stock-based awards were $190.9 million, which we expect to recognize as expense over a weighted average period of 1.4 years. We expect to recognize this expense through 2017.

•
During the three months ended March 31, 2013, our effective income tax rate was 30.4%. We expect our annual effective income tax rate in 2013 to increase slightly in the remaining quarters of 2013 due to the full benefit of the 2012 federal research and development credit booked as a discrete item in the first quarter of 2013 as a result of the reinstatement of the credit on January 2, 2013; this expectation does not take into consideration the effect of other discrete items recorded as a result of our compliance with the accounting guidance for stock-based compensation, any tax planning strategies or the effect of changes in tax laws and regulations.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2013; however, our future results are likely to be affected by the factors discussed in the paragraphs above as well as those identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q, including our ability to:

•	increase our revenue by adding customers through recurring revenue contracts and limiting customer cancellations and terminations;

•	offset unit price declines for our services with higher volumes of traffic delivered over our network as well as increased sales of value-added services;

•	prevent disruptions to our services and network due to accidents or intentional attacks; and

•	maintain our network bandwidth and co-location costs and other operating expenses consistent with our revenues.
As a result, there is no assurance that we will achieve our expected financial objectives in any future period.
Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of investments, marketable securities and note receivable, goodwill and acquired intangible assets, capitalized internal-use software costs, impairment and useful lives of long-lived assets, tax reserves, loss contingencies and stock-based compensation costs. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2012 for further discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board, or FASB, issued guidance and disclosure requirements for reporting of comprehensive income: amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material impact on our consolidated financial results.
Results of Operations
Revenues. Total revenues increased 15%, or $48.6 million, to $368.0 million for the three months ended March 31, 2013 as compared to $319.4 million for the three months ended March 31, 2012. The following tables quantify the contribution to revenues during the periods presented from our different service offerings and industry verticals in which we sell our services, respectively (in millions):

	For the Three Months Ended March 31,
	2013	2012
Media Delivery Solutions	$181.2	$154.9
Performance & Security Solutions	156.6	134.0
Service & Support Solutions	27.5	20.4
Advertising Decision Solutions	2.7	10.1
Total revenues	$368.0	$319.4

The increase in Media Delivery Solutions revenues for the three months ended March 31, 2013 as compared to the same period in 2012 was due to increased online media consumption and higher software download volumes. The increase in Performance and Security Solutions revenues for the three months ended March 31, 2013 as compared to the same period in 2012 was due to increase in demand for web experience and security solutions. The increase in the Service and Support Solutions revenues for the three months ended March 31, 2013 as compared to the same period in 2012 was due to strong traction in service attachment rates to core media, performance and security offerings.

	For the Three Months Ended March 31,
	2013	2012
Media & Entertainment	$160.2	$134.5
Commerce	76.8	71.5
Enterprise	53.6	42.5
High Tech	59.6	54.6
Public Sector	17.8	16.3
Total revenues	$368.0	$319.4
A significant portion of the increase in revenues attributable to our media and entertainment vertical was driven by traffic growth stemming from increased online media consumption. Revenues from our commerce and enterprise verticals increased due to growth in application and cloud performance solutions, particularly security related solutions, sold to customers in these verticals. Revenues from our high tech vertical grew due to increased demand for cloud performance solutions and higher software download volumes. Our revenues from the public sector vertical for the three months ended March 31, 2013 did not materially change as compared to the same period in 2012.
For the three months ended March 31, 2013, approximately 30% of our revenues were derived from our operations located outside of the United States, including 17% derived from Europe. For the three months ended March 31, 2012, approximately 28% of our revenues were derived from operations outside of the United States, including 17% derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during any of these periods. For the three months ended March 31, 2013, resellers accounted for 20% of revenues as compared to 21% of revenues for the three months ended March 31, 2012. For the three-month periods ended March 31, 2013 and 2012, no single customer accounted for 10% or more of revenues.
Cost of Revenues. Cost of revenues was comprised of the following (in millions) for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
Bandwidth, network built-out and service-related fees	$29.2	$31.3
Co-location fees	32.6	33.8
Payroll and related costs of network operations personnel	5.3	4.5
Payroll and related costs of service personnel	20.0	16.3
Stock-based compensation, including amortization of prior capitalized amounts	4.4	4.4
Depreciation and impairment of network equipment	18.5	26.8
Amortization of internal-use software	10.4	7.8
Total cost of revenues	$120.4	$124.9
Cost of revenues decreased 4%, or $4.5 million, to $120.4 million for the three months ended March 31, 2013 as compared to $124.9 million for the three months ended March 31, 2012.
This net decrease was primarily due to decreases in:

•
depreciation expense of network equipment of approximately $14.1 million due to software and hardware initiatives we have implemented to manage our global network more efficiently, resulting in an increase in the expected average useful life of our network assets, primarily servers, from three to four years effective January 1, 2013; and

•	amounts paid to network providers due to lower bandwidth and service-related fees due to reduced bandwidth costs per unit.

These decreases were partially offset by increases in:

•	amortization of internal-use software as we continued to invest in our infrastructure; and

•	payroll and related costs of service personnel due to headcount growth.
Additionally, for each of the three-month periods ending March 31, 2013 and 2012, cost of revenues included stock-based compensation expense and amortization of capitalized stock-based compensation. Such expense remained consistent for the three months ended March 31, 2013 as compared to the same period in 2012. Cost of revenues during the three months ended March 31, 2013 and 2012 also included credits received of approximately $3.4 million and $2.0 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Credits of this nature may occur in the future; however, the timing and amount of credits, if any, are unpredictable.
We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2013 and for the years ending December 31, 2014, 2015, 2016 and 2017, our minimum commitments related to bandwidth usage and co-location services as of March 31, 2013 were approximately $72.6 million, $12.9 million, $3.0 million, $0.6 million and $0.3 million, respectively.
We believe that cost of revenues will increase during the remaining quarters of 2013 as compared to the first quarter of 2013. We expect to deploy more servers and deliver more traffic on our network, which would result in higher expenses associated with the increased traffic; however, such costs are likely to be partially offset by lower bandwidth costs per unit. Additionally, for the remainder of 2013, we anticipate amortization of internal-use software development costs to increase, along with increased payroll and related costs, as we continue to make investments in our network with the expectation that our customer base will continue to expand. We expect that the depreciation expense for the remainder of 2013 will be lower than depreciation expense reported in the same period in 2012 because of the change in estimated useful lives of our network equipment.
Research and Development. Research and development expenses consist primarily of payroll and related costs and stock-based compensation expense for research and development personnel who design, develop, test and enhance our services and our network. Research and development expenses increased 25%, or $4.4 million, to $21.9 million for the three months ended March 31, 2013 as compared to $17.5 million for the three months ended March 31, 2012. The increases during the three months ended March 31, 2013 as compared to the same periods in 2012 were due to increases in payroll and related costs as a result of continued growth in headcount, partially offset by increases in capitalized salaries and related costs.
Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. During the three months ended March 31, 2013 and 2012, we capitalized software development costs of $15.5 million and $12.3 million, respectively. These development costs consisted of external consulting expenses and payroll and payroll-related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. Additionally, during the three months ended March 31, 2013, we capitalized $2.8 million of stock-based compensation as compared to $2.2 million for the three months ended March 31, 2012. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.
The following table quantifies the changes in the various components of our research and development expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2013 as compared to 2012
Payroll and related costs	$6.9
Stock-based compensation	0.4
Capitalized salaries and related costs	(3.2)
Other expenses	0.3
Total net increase	$4.4

We believe that research and development expenses, in absolute dollar terms, will increase during the remaining quarters of 2013 as compared to the first quarter of 2013 because we expect to continue to hire additional development personnel in order to make improvements to our core technology, develop new services and make refinements to our existing service offerings.
Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related costs, stock-based compensation expense and commissions for personnel engaged in marketing, sales and support functions, as well as advertising and promotional expenses.
Sales and marketing expenses increased 28%, or $13.7 million, to $62.7 million for the three months ended March 31, 2013 as compared to $49.0 million for the three months ended March 31, 2012. The increase in sales and marketing expenses during the three months ended March 31, 2013 as compared to the same periods in 2012 was primarily due to higher payroll and related costs and increases in stock-based compensation, as we invested in our go-to-market strategy to support new product introductions and our ongoing geographic expansion.
The following table quantifies the changes in the various components of our sales and marketing expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2013 as compared to 2012
Payroll and related costs	$10.3
Stock-based compensation	1.3
Marketing and related costs	1.6
Other expenses	0.5
Total net increase	$13.7
We believe that sales and marketing expenses will increase, in absolute dollar terms, during the remaining quarters of 2013 as compared to the first quarter of 2013 due to an expected increase in payroll and related costs as a result of continued headcount growth in our sales and marketing organization.
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
General and administrative expenses increased 7%, or $3.7 million, to $55.3 million for the three months ended March 31, 2013 as compared to $51.6 million for the three months ended March 31, 2012. The increase in general and administrative expenses for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to higher payroll and related costs due to headcount growth and an increase in facilities-related costs due to office expansion. These increases were partially offset by a decrease in acquisition-related costs.
The following table quantifies the changes in various components of our general and administrative expenses for the periods presented (in millions):

For the Three Months Ended March 31, 2013 as compared to 2012
Payroll and related costs	$4.8
Stock-based compensation	0.3
Depreciation and amortization	1.0
Legal fees	0.3
Non-income taxes	0.2
Provision for doubtful accounts	0.2
Facilities-related costs	1.2
Acquisition-related costs	(4.1)
Consulting, advisory and other expenses	(0.2)
Total net increase	$3.7
During the remaining quarters of 2013, we expect general and administrative expenses to increase in absolute dollars as compared to the first quarter of 2013 due to anticipated higher payroll and related costs attributable to increased hiring.
Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights. Amortization of acquired intangible assets increased 27%, or $1.3 million, to $6.1 million for the three months ended March 31, 2013 as compared to $4.8 million for the three months ended March 31, 2012. The increase in amortization of acquired intangible assets for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the amortization of assets related to the acquisitions of Blaze, Cotendo, FastSoft and Verivue during 2012, partially offset by the write-off of intangible assets recorded as part of the divestiture of our ADS business. Based on our intangible assets at March 31, 2013, we expect amortization of acquired intangible assets to be approximately $15.3 million for the remainder of 2013, and $18.8 million, $16.2 million, $11.4 million and $7.6 million for 2014, 2015, 2016 and 2017, respectively.
Interest Income. Interest income includes interest earned on invested cash balances and marketable securities. Interest income for the three months ended March 31, 2013 of $1.6 million, consistent with the three months ended March 31, 2012.
Other Expense, net. Other (expense) income, net primarily represents net foreign exchange gains and losses incurred and other non-operating (expense) income items. For the three months ended March 31, 2013, other expense, net was $0.1 million as compared to $0.4 million during the three months ended March 31, 2012. The decrease in other expense, net for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to foreign exchange rate fluctuations on inter-company and other non functional currency transactions. Other (expense) income, net may fluctuate in the future based upon changes in foreign exchange rates or other events.
Provision for Income Taxes. For the three months ended March 31, 2013 and 2012, our effective income tax rate, including discrete items, was 30.4% and 40.6%, respectively. For the three months ended March 31, 2013, the effective income tax rate was lower than the federal statutory tax rate mainly due to the reinstatement of the federal research and development credit at the beginning of 2013 which included a one-time retroactive impact for fiscal year 2012, as well as the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States. For the three months ended March 31, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies.
Provision for income taxes increased 5%, or $1.6 million, to $31.2 million for the three months ended March 31, 2013 as compared to $29.6 million for the three months ended March 31, 2012. The increase in the three months ended

March 31, 2013 as compared to the same period in 2012 was mainly due to the increase in operating income, offset by a decrease related to the federal research and development credit which was reinstated in early 2013 and a change in the composition of projected income in different jurisdictions.
While we expect our effective income tax rate to increase slightly during the remaining quarters of 2013, this expectation does not take into consideration the effect of discrete items that may be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.
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
Non-GAAP Financial Measures
In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.
Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in our business, as they exclude expenses and gains that may be infrequent, unusual in nature and not reflective of our ongoing operating results. Management also believes that these non-GAAP financial measures provide useful information to investors in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
The non-GAAP financial measures do not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.
The non-GAAP adjustments, and Akamai's basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets - We incurred amortization of intangible assets, included in our GAAP financial statements, related to various acquisitions we made. The amount of an acquisition's purchase price allocated to intangible assets and term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•
Stock-based compensation and amortization of capitalized stock-based compensation - Although stock-based compensation is an important aspect of the compensation to our employees and executives, the expense varies with changes in the stock price and market conditions at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret. Therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation in order to better understand the performance of our core business performance and to be consistent with the way the investors evaluate our performance and comparison of our operating results to peer companies.

•
Restructuring charges (benefits) - We incurred restructuring charges and benefits, included in our GAAP financial statements, primarily due to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items when evaluating our continuing business performance as such items are not consistently recurring and not do reflect expected future operating expense, nor provide meaningful evaluation of current and past operations of our business.

•
Acquisition-related costs (benefits) - Acquisition-related costs and benefits include transaction fees, due diligence costs and other one-time direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related costs and benefits. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs and benefits to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on magnitude of our acquisition transactions.

•
Gain on divestiture of a business - We recognized gains associated with the divestiture of our Advertising Decisions Solutions business. We exclude gains on divestiture of a business because sales of this nature occur infrequently and are not considered part of our core business operations.

•
Income tax effect of non-GAAP adjustments - We exclude the income tax impact of the non-GAAP adjustments described above to properly reflect the income attributable to our core operations. In addition, we exclude tax benefits and charges which do not relate to our core operations, for example valuation allowances and purchase accounting items.

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented:

	Unaudited
	For the Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Net income	$71,487	$43,227
Amortization of acquired intangible assets	6,060	4,767
Stock-based compensation	22,931	20,924
Amortization of capitalized stock-based compensation	1,901	1,755
Acquisition-related costs	337	4,452
Restructuring charges	431	60
Gain on divestiture of a business, net	(1,188)	—
Income tax-effect of above non-GAAP adjustments	(8,726)	(9,889)
Total non-GAAP net income	$93,233	$65,296
Non-GAAP net income per diluted share	$0.51	$0.36
Shares used in per share calculations	181,562	182,342

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trend. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation expense; amortization of capitalized stock-based compensation; restructuring charges and benefits; acquisition-related costs and benefits; certain gains and losses on investments; foreign exchange gains and losses; loss on early extinguishment of debt; gains and losses on legal settlements and other non-recurring or unusual items that may arise from time to time.
The following table reconciles GAAP net income to Adjusted EBITDA for the periods presented:

	Unaudited
	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$71,487	$43,227
Amortization of acquired intangible assets	6,060	4,767
Stock-based compensation	22,931	20,924
Amortization of capitalized stock-based compensation	1,901	1,755
Acquisition-related costs	337	4,452
Restructuring charges	431	60
Gain on divestiture of a business, net	(1,188)	—
Interest income, net	(1,608)	(1,646)
Provision for income taxes	31,177	29,557
Depreciation and amortization	34,414	39,112
Other expense, net	132	441
Adjusted EBITDA	$166,074	$142,649
Liquidity and Capital Resources
To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.
As of March 31, 2013, our cash, cash equivalents and marketable securities, which consisted of corporate debt securities, U.S. Treasury and government agency securities and commercial paper, totaled $1.1 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment policy.
Net cash provided by operating activities was $103.0 million for the three months ended March 31, 2013, compared to $92.5 million for the three months ended March 31, 2012. The increase in cash provided by operating activities for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to an increase in net income, a decrease in excess tax benefits from stock-based compensation and an increase in accrued taxes, partially offset by an increase in accounts receivable and prepaid expenses. We expect that cash provided by operating activities will increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.
Net cash used in investing activities was $86.9 million for the three months ended March 31, 2013, compared to $498.2 million for the three months ended March 31, 2012. Cash used in investing activities for the three months ended March 31, 2013 reflects cash paid for purchases of marketable securities of $145.4 million and purchases of property and equipment of $63.5 million, including $17.0 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $121.7 million. Cash used in investing activities for the three months ended March 31, 2012 reflects cash paid for the acquisitions of Blaze and Cotendo of $291.6 million, net of cash received, purchases of marketable securities of $280.6 million and purchases of property and equipment of $43.3 million, including $12.9 million related to the capitalization of internal-use software development costs. Amounts attributable to these purchases and investments were offset, in part, by proceeds from sales and maturities of short- and long-term marketable securities of $117.4 million. For 2013, we expect total capital expenditures, a component of cash used in investing activities, to increase slightly as a percent of revenue as compared to 2012. We expect to fund such capital expenditures through cash generated from operations.
Net cash used in financing activities was $50.3 million for the three months ended March 31, 2013, as compared to $9.1 million for the three months ended March 31, 2012. Cash used in financing activities during the three months ended March 31, 2013 consisted of $40.3 million related to our common stock repurchase program as described more fully below, as well as $17.3 million used for taxes paid related to net share settlements of equity awards. This was partially offset by cash provided by financing activities for the three months ended March 31, 2013 of $4.1 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $3.2 million from exercises of stock options under our stock option plans. Cash used in financing activities during the three months ended March 31, 2012 consisted of $7.9 million related to our common stock repurchase program, as well as $21.7 million used for taxes paid related to net share settlements of equity awards. This was partially offset by cash provided by financing activities during the three months ended March 31, 2012 of $13.4 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $7.1 million from exercises of stock options under our stock option plans.
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
The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	For the Three Months Ended March 31,
	2013	2012
Cash, cash equivalents and marketable securities balance at the beginning of the period	$1,095.2	$1,230.0
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	358.6	330.9
Payments to vendors	(193.9)	(180.6)
Payments for employee payroll	(118.7)	(94.1)
Stock option exercises	3.2	7.1
Cash used in business acquisitions, net of cash acquired	—	(291.6)
Employee taxes paid related to net share settlement of equity awards	(17.3)	(21.7)
Common stock repurchases	(40.3)	(7.9)
Realized and unrealized gains on marketable investments, net	0.1	0.5
Interest income	1.6	1.6
Other	(6.1)	4.5
Net decrease	(12.8)	(251.3)
Cash, cash equivalents and marketable securities balance at the end of the period	$1,082.4	$978.7

In April 2012, our Board of Directors authorized a one-year $150.0 million stock repurchase program commencing on May 1, 2012. In January 2013, our Board of Directors authorized a $150.0 million extension of its share repurchase program, effective for a twelve-month period beginning February 1, 2013. Unused amounts under the May 2012 program were not carried over to the program approved in January 2013. During the three months ended March 31, 2013, we repurchased 1.1 million shares of common stock at an average price of $36.79 per share for an aggregate of $40.3 million. During the three months ended March 31, 2012, we repurchased 0.2 million shares of common stock at an average price of $35.45 per share for an aggregate of $7.9 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities. See Item 2 of Part II of this quarterly report on Form 10-Q for more detailed information about our repurchases.
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
Contractual Obligations, Contingent Liabilities and Commercial Commitments
The following table presents our contractual obligations and commercial commitments, as of March 31, 2013, for the next five years and thereafter (in millions):

	Payments Due by Period
	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
Bandwidth and co-location agreements	$89.6	$78.4	$10.6	$0.5	$0.1
Real estate operating leases	133.5	26.9	47.7	33.4	25.5
Open vendor purchase orders	66.4	59.8	6.6	—	—
Total	$289.5	$165.1	$64.9	$33.9	$25.6
In accordance with authoritative guidance issued by the FASB, as of March 31, 2013, we had unrecognized tax benefits of $27.2 million, which included approximately $6.0 million of accrued interest and penalties. We do not expect to recognize any material tax benefits in 2013, but we are not otherwise able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized tax benefits and related obligations.
Letters of Credit
As of March 31, 2013, we had $6.1 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. These irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.
Off-Balance Sheet Arrangements
We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2013 was determined to be immaterial.
As of March 31, 2013, we did not have any additional material off-balance sheet arrangements.
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

Transaction Exposure
The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2013.

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

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of March 31, 2013 and December 31, 2012, one customer had an account receivable balance of 10% of our accounts receivable. We believe that, at March 31, 2013, concentration of credit risk related to accounts receivable was not significant.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors
The following are important factors, among others, that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012.
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

We are increasing our investment in personnel and other resources related to our engineering, sales, service and marketing functions as we focus on innovation and expansion of our operations, particularly in areas such as web acceleration services, media delivery services, carrier products, hybrid cloud optimization services, and security solutions. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenues. The need to develop such relationships can be particularly acute in areas outside of the United States. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force, a past lack of strategic focus on such arrangements and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channel. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number of relationships with channel partners -- and any inability to successfully execute on the partnerships we initiate -- could significantly impede our revenue growth prospects in the short and long term.
If we fail to manage effectively our operations, expected growth, diversification and changes to our business could harm us.
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
The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	introduction of new products, services and strategic developments by us or our competitors;

•	market speculation about whether we are a takeover target;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of public market analysts;

•	purchases or sales of our stock by our officers and directors;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.
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
Other companies or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to increase revenues and improve or maintain profitability. Persons holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights against both technology providers and customers that use such technology. Any such action naming Akamai could be costly to defend or lead to an expensive settlement or judgment against us.
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
We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal controls over financial reporting were effective as of March 31, 2013, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.
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
Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent copyright protection, tax, consumer protection, cybersecurity, content, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Other potential regulatory proposals could seek to mandate changes to the economic relationships among participants in the Internet ecosystem. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, domestic and foreign government attempts to regulate the operation of the Internet through legislation, treaties or regulations could negatively impact our business.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2013:

Period(1)	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
January 1, 2013 – January 31, 2013	228,705	$40.01	228,705	$29,380,727	(5)
February 1, 2013 – February 28, 2013	238,446	$37.00	238,446	$141,621,448	(6)
March 1, 2013 – March 31, 2013	627,600	$35.54	627,600	$119,316,802	(7)
Total	1,094,751		1,094,751

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program. All repurchases were made in open market transactions.

(3)	Includes commissions paid.

(4)
In April 2012, the Company's Board of Directors authorized a $150.0 million stock repurchase program covering a twelve-month period commencing on May 1, 2012. In January 2013, the Board of Directors authorized a $150.0 million extension of its share repurchase program, effective for a twelve-month period beginning February 1, 2013. Unused amounts from the April 2012 program were not carried over to teh January 2013 program. See Note 8 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

(5)
Reflects $150.0 million from the 2012 program minus the total aggregate amount purchased during such month and all prior months during which the 2012 repurchase program was in effect and the aggregate commissions paid in connection therewith.

(6)
Reflects $150.0 million from the 2013 program minus the total aggregate amount purchased during such month and the aggregate commissions paid in connection therewith. Based on settlement date, an additional $0.4 million used for repurchases made under the 2012 program during February 2013 is excluded from presentation.

(7)
Reflects $150.0 million from the 2013 program minus the total aggregate amount purchased during such month and all prior months during which the 2013 repurchase program was in effect and the aggregate commissions paid in connection therewith.

Item 6.	Exhibits
The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 10, 2013	By:	/s/ JAMES BENSON
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	Submitted electronically herewith
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.