Form 10-Q
period 2013-06-30
AKAMAI TECHNOLOGIES INC
filed 2013-08-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 6, 2013: 178,158,848

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, expect share data)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $200 at December 31, 2012)	$204,865	$201,989
Marketable securities (including restricted securities of $222 and $57 at June 30, 2013 and December 31, 2012, respectively)	326,077	235,592
Accounts receivable, net of reserves of $4,632 and $3,807 at June 30, 2013 and December 31, 2012, respectively	237,286	218,777
Prepaid expenses and other current assets	70,734	51,604
Deferred income tax assets	20,422	20,422
Total current assets	859,384	728,384
Property and equipment, net	405,653	345,091
Marketable securities (including restricted securities of $50 and $43 at June 30, 2013 and December 31, 2012, respectively)	587,470	657,659
Goodwill	729,386	731,325
Acquired intangible assets, net	68,562	84,554
Deferred income tax assets	14,527	13,803
Other assets	60,288	39,811
Total assets	$2,725,270	$2,600,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,370	$43,291
Accrued expenses and other current liabilities	143,652	133,087
Deferred revenue	32,019	26,291
Accrued restructuring	533	275
Total current liabilities	226,574	202,944
Other liabilities	47,928	49,364
Deferred revenue	2,895	2,565
Total liabilities	277,397	254,873
Commitments, contingencies and guarantees (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 202,712,865 shares issued and 178,115,006 shares outstanding at June 30, 2013 and 200,199,536 shares issued and 177,782,814 shares outstanding at December 31, 2012	2,045	2,015
Additional paid-in capital	5,256,348	5,195,543
Accumulated other comprehensive loss	(10,955)	(1,640)
Treasury stock, at cost, 24,597,859 shares at June 30, 2013 and 22,416,722 shares at December 31, 2012	(707,245)	(624,462)
Accumulated deficit	(2,092,320)	(2,225,702)
Total stockholders’ equity	2,447,873	2,345,754
Total liabilities and stockholders’ equity	$2,725,270	$2,600,627

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues	$378,106	$331,306	$746,152	$650,754
Costs and operating expenses:
Cost of revenues	124,705	131,260	245,097	256,185
Research and development	20,597	17,542	42,502	35,022
Sales and marketing	67,825	56,480	130,515	105,475
General and administrative	61,351	53,596	116,731	105,238
Amortization of acquired intangible assets	5,734	5,463	11,794	10,230
Restructuring charge (benefit)	391	(46)	822	14
Total costs and operating expenses	280,603	264,295	547,461	512,164
Income from operations	97,503	67,011	198,691	138,590
Interest income	1,446	1,622	3,002	3,255
Other income, net	341	1,131	209	690
Gain on investments, net	31	4	83	17
Income before provision for income taxes	99,321	69,768	201,985	142,552
Provision for income taxes	37,426	25,529	68,603	55,086
Net income	$61,895	$44,239	$133,382	$87,466
Net income per share:
Basic	$0.35	$0.25	$0.75	$0.49
Diluted	$0.34	$0.24	$0.73	$0.48
Shares used in per share calculations:
Basic	177,891	178,547	177,895	178,333
Diluted	181,388	181,817	181,475	182,080

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$61,895	$44,239	$133,382	$87,466
Other comprehensive loss:
Foreign currency translation adjustments	(3,746)	(3,702)	(7,760)	(3,030)
Change in unrealized (loss) gain on investments, net of income tax benefit (expense) of $913, $62, $903 and $(113) for the three and six months ended June 30, 2013 and 2012, respectively	(1,626)	(99)	(1,555)	181
Other comprehensive loss	(5,372)	(3,801)	(9,315)	(2,849)
Comprehensive income	$56,523	$40,438	$124,067	$84,617

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$133,382	$87,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,501	95,746
Stock-based compensation	47,732	46,545
Provision for doubtful accounts	1,199	284
Excess tax benefits from stock-based compensation	(9,622)	(15,049)
Loss (gain) on disposal of property and equipment, net	309	(204)
Gain on divestiture of a business	(1,188)	—
Unrealized gain on convertible note receivable	(1,093)	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(35,203)	6,387
Prepaid expenses and other current assets	(19,106)	8,972
Accounts payable, accrued expenses and other current liabilities	25,311	10,141
Deferred revenue	6,612	4,141
Accrued restructuring	(223)	(2,869)
Other non-current assets and liabilities	(1,849)	495
Net cash provided by operating activities	232,762	242,055
Cash flows from investing activities:
Cash received (paid) for acquired businesses, net of cash acquired	80	(291,638)
Purchases of property and equipment	(100,847)	(72,620)
Capitalization of internal-use software costs	(35,127)	(26,263)
Purchases of short- and long-term marketable securities	(309,875)	(416,494)
Proceeds from sales of short- and long-term marketable securities	77,720	110,161
Proceeds from maturities of short- and long-term marketable securities	209,473	141,424
Proceeds from the sale of property and equipment	426	12
Net cash used in investing activities	(158,150)	(555,418)
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock option plans	28,050	22,569
Excess tax benefits from stock-based compensation	9,622	15,049
Employee taxes paid related to net share settlement of stock-based awards	(21,125)	(24,196)
Repurchases of common stock	(82,782)	(75,126)
Net cash used in financing activities	(66,235)	(61,704)
Effects of exchange rate changes on cash and cash equivalents	(5,501)	(1,134)
Net increase (decrease) in cash and cash equivalents	2,876	(376,201)
Cash and cash equivalents at beginning of period	201,989	559,197
Cash and cash equivalents at end of period	$204,865	$182,996

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35,796	$35,563
Non-cash financing and investing activities:
Purchases of property and equipment included in accrued expenses	$14,344	$13,103
Capitalization of stock-based compensation, net of impairments	$6,183	$4,133
Convertible note receivable received for divestiture of a business	$18,882	$—

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (“Akamai” or the “Company”) provides services for accelerating and improving the delivery of content and applications over the Internet. Akamai’s globally-distributed platform comprises more than 130,000 servers in 1,100 networks in 87 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one industry segment: providing services for accelerating and improving delivery of content and applications over the Internet.

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

Revision of Prior Period Amounts

In the first quarter of 2013, the Company conducted a reevaluation of its business model. Following the review, the Company determined it was appropriate to change the classification of cost of services and support and cost of network build-out and support from sales and marketing and general and administrative expenses, respectively, to costs of revenues because such costs directly support the Company's revenues. The Company has concluded that the prior classification was an error and that it is immaterial to all annual and quarterly periods previously presented. However, to facilitate period-over-period comparisons, the Company has revised its prior period financial statements to reflect the corrections in the period in which the expenses were incurred.

The effect of the revisions to the consolidated statements of operations for the three and six months ended June 30, 2012, is as follows (in thousands):

	Three Months Ended			Six Months Ended
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of revenues	$107,457	$23,803	$131,260	$210,023	$46,162	$256,185
Research and development	17,542	—	17,542	35,022	—	35,022
Sales and marketing	75,882	(19,402)	56,480	143,172	(37,697)	105,475
General and administrative	57,997	(4,401)	53,596	113,703	(8,465)	105,238
Amortization of acquired intangible assets	5,463	—	5,463	10,230	—	10,230
Restructuring (benefit) charge	(46)	—	(46)	14	—	14
Total costs and operating expenses	$264,295	$—	$264,295	$512,164	$—	$512,164

The classification error did not affect reported revenues, total costs and operating expenses, income from operations, net income or net income per share; our cash flows; or any balance sheet line item. See Item 5 of this quarterly report for the impact on the periods reported in our 2012 annual report and in our 2012 quarterly reports.

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

The Company implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its network assets, primarily servers, increased from three to four years effective January 1, 2013. This change decreased depreciation on network assets in place at January 1, 2013 by approximately $9.0 million and $19.7 million on an after-tax basis, or $0.05 and $0.11 per share, for the three and six months ended June 30, 2013, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance and disclosure requirements for reporting of comprehensive income: amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material impact on the Company's consolidated financial results.

3. Business Acquisitions and Divestitures

During 2012, the Company completed four acquisitions, in each case by purchasing all of the outstanding capital stock of the acquired company. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to the Company’s consolidated financial results. The total amount of acquisition-related costs for the acquisitions completed in 2012 was approximately $5.8 million for the year ended December 31, 2012. These costs were included in general and administrative costs in the consolidated statements of operations.

The acquisitions completed in 2012 were accounted for using the purchase method of accounting. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of each acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of an appraisal provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. Goodwill associated with these acquisitions will not be amortized and will be tested for impairment at least annually as required by the accounting guidance for goodwill and other intangible assets (see Note 10).

Verivue Acquisition

On December 4, 2012, the Company acquired all of the outstanding common and preferred stock of Verivue, Inc. ("Verivue") in exchange for $30.9 million in cash. In addition, the Company recorded a liability of $1.2 million for contingent consideration related to expected achievement of post-closing milestones. The Company acquired Verivue with a goal of complementing its Aura Network Solutions and accelerating time to market in providing a comprehensive, licensed content delivery network solution for network operators. The Company allocated $20.7 million of the cost of the acquisition to goodwill and $7.5 million to acquired intangible assets. The allocation of the purchase price is preliminary, pending the finalization of deferred tax assets and liabilities. The total weighted average useful life of the intangible assets acquired from Verivue is 6.4 years. The value of the goodwill from the acquisition can be attributed to a number of business factors, including a trained technical workforce in place in the United States and cost synergies. The total amount of goodwill related to the acquisition of Verivue expected to be deducted for tax purposes is $5.6 million. As of March 31, 2013, the Company determined the agreed upon post-closing milestones were not expected to be achieved and therefore reversed the $1.2 million liability recorded at December 31, 2012 for the contingent consideration and recorded it as general and administrative expense in the consolidated statement of operations. As of June 30, 2013, the Company continues to believe the milestones will not be achieved.

FastSoft Acquisition

On September 13, 2012, the Company acquired all of the outstanding common and preferred stock of FastSoft, Inc. ("FastSoft") in exchange for $14.4 million in cash. The Company acquired FastSoft with a goal of complementing the Company's media delivery solutions with technology for optimizing the throughput of video and other digital content across IP networks. The Company allocated $8.9 million of the cost of the acquisition to goodwill and $3.7 million to acquired intangible assets. The allocation of the purchase price is preliminary, pending the finalization of deferred tax assets and liabilities. The total weighted average useful life of the intangible assets acquired from FastSoft is 9.0 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce in place in the United States and cost synergies. The total amount of goodwill related to the acquisition of FastSoft expected to be deducted for tax purposes is $2.0 million.

Cotendo Acquisition

On March 6, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Cotendo, Inc. ("Contendo") in exchange for $278.9 million in cash and assumption of unvested options. The Company acquired Cotendo with the intention of increasing the Company's pace of innovation in the areas of site acceleration and mobile optimization. The Company allocated $233.8 million of the cost of the acquisition to goodwill and $43.8 million to acquired intangible assets. The allocation of the purchase price has been finalized. The value of the goodwill from the acquisition of Cotendo can be attributed to a number of business factors, including potential sales opportunities to provide services to Cotendo customers; a trained technical workforce in place in the United States and Israel; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. The total weighted average amortization period for the intangible assets acquired from Cotendo is 7.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total amount of goodwill related to the acquisition of Cotendo expected to be deducted for tax purposes is $45.0 million.

Blaze Acquisition

On February 7, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Blaze Software, Inc. ("Blaze") in exchange for $19.3 million in cash and assumption of unvested options. The Company acquired Blaze with a goal of complementing the Company's site acceleration solutions with technology designed to optimize the speed at which a web page is rendered. The Company allocated $15.1 million of the cost of the acquisition to goodwill and $5.1 million to acquired intangible assets. The allocation of the purchase price has been finalized. The total weighted average useful life of the intangible assets acquired from Blaze is 5.3 years. The value of the goodwill from this acquisition can be attributed to a number of business factors, including a trained technical workforce in place in Canada and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Blaze expected to be deducted for tax purposes is $13.5 million.

ADS Divestiture

Consistent with its strategy to prioritize higher-margin businesses, the Company sold its Advertising Decision Solutions ("ADS") business to MediaMath, Inc. ("MediaMath") in exchange for a $25.0 million face value convertible note receivable that is due and payable on July 24, 2014 (see Note 4). The transaction closed during the first quarter of 2013. These operations were not material to the Company's annual net sales, net income or earnings per share. No significant gains or losses were realized on this transaction. The accompanying interim consolidated financial statements for the six months ended June 30, 2013 include the impact of approximately one month of ADS operations prior to the sale. All assets and liabilities used by the business have been excluded from the consolidated balance sheet presentation. Simultaneously with the sale, the Company entered into a multi-year relationship agreement whereby MediaMath will have exclusive rights to leverage the Company's pixel-free technology for use within digital advertising and marketing applications.

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

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are inactive, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques.

The following is a summary of available-for-sale marketable securities held as of June 30, 2013 and December 31, 2012 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-term Marketable Securities	Long-term Marketable Securities
As of June 30, 2013
Certificates of deposit	$272	$—	$—	$272	$222	$50
Commercial paper	7,496	3	—	7,499	7,499	—
Corporate bonds	716,669	558	(1,477)	715,750	298,816	416,934
U.S. government agency obligations	190,455	6	(435)	190,026	19,540	170,486
	$914,892	$567	$(1,912)	$913,547	$326,077	$587,470

As of December 31, 2012
Certificates of deposit	$3,100	$—	$—	$3,100	$3,057	$43
Commercial paper	7,481	2	(1)	7,482	7,482	—
Corporate bonds	691,931	1,269	(205)	692,995	217,548	475,447
U.S. government agency obligations	189,607	95	(28)	189,674	7,505	182,169
	$892,119	$1,366	$(234)	$893,251	$235,592	$657,659

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to gain on investments, net in the statements of operations. As of June 30, 2013, the Company did not hold any investment-related assets that have been in a continuous loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets, including investments and cash equivalents and liabilities, at June 30, 2013 and December 31, 2012 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of June 30, 2013
Cash Equivalents and Marketable Securities:
Money market funds	$4,550	$4,550	$—	$—
Certificates of deposit	4,436	4,436	—	—
Commercial paper	7,499	—	7,499	—
Corporate bonds	715,750	—	715,750	—
U.S. government agency obligations	190,026	—	190,026	—
	$922,261	$8,986	$913,275	$—
Other Assets:
Note receivable	$19,975	$—	$—	$19,975

As of December 31, 2012
Cash Equivalents and Marketable Securities:
Money market funds	$22,255	$22,255	$—	$—
Certificates of deposit	7,473	7,473	—	—
Commercial paper	9,482	—	9,482	—
Corporate bonds	692,995	—	692,995	—
U.S. government agency obligations	189,674	—	189,674	—
	$921,879	$29,728	$892,151	$—
Other Liabilities:
Contingent consideration obligation related to Verivue acquisition	$(1,200)	$—	$—	$(1,200)

As of June 30, 2013 and December 31, 2012, the Company had grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2013 and December 31, 2012, the Company had grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive.

When developing fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices to measure fair value. The valuation technique used to measure fair value for our Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The valuation technique used to measure fair value for our Level 3 asset, which consists of a $25.0 million face value convertible note receivable that is due and payable on July 24, 2014, is primarily an income approach, where the expected weighted average future cash flows are discounted back to present value. The significant unobservable inputs used in the fair value measurement of the convertible note receivable are the probability of conversion to equity and the fair value of equity in which the note is convertible into. The valuation assumed a 90% probability of being converted to equity. If a 70% probability of conversion was used, the fair value of the note would have been $21.1 million.

The valuation technique used to measure fair value of our Level 3 liability, which consists of contingent consideration related to the acquisition of Verivue, is primarily an income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the likelihood of achieving defined levels of specified and other customer revenue and payments to these levels.

Significant increases or decreases in the underlying assumptions used to value our Level 3 asset and liability held at June 30, 2013 and December 31, 2012, respectively, could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheet.

Contractual maturities of the Company’s available-for-sale marketable securities held at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Due in 1 year or less	$326,077	$235,592
Due after 1 year through 5 years	587,470	657,659
	$913,547	$893,251

The following tables reflect the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2013 (in thousands):

	Other Assets: Note Receivable	Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2013	$—	$(1,200)
Fair value adjustment to contingent consideration for acquisition of Verivue included in general and administrative expense	—	1,200
Convertible note receivable from divestiture of a business	18,882	—
Unrealized gain on convertible note receivable included in general and administrative expense	1,093	—
Balance as of June 30, 2013	$19,975	$—

5. Accounts Receivable

Net accounts receivable consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Trade accounts receivable	$163,220	$143,533
Unbilled accounts	78,698	79,051
Gross accounts receivable	241,918	222,584
Allowance for doubtful accounts	(1,137)	(1,154)
Reserve for cash-basis customers	(3,495)	(2,653)
Total accounts receivable reserves	(4,632)	(3,807)
Accounts receivable, net	$237,286	$218,777

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Payroll and other related benefits	$52,293	$75,039
Bandwidth and co-location	20,838	27,260
Income, property and other taxes	61,458	22,093
Professional service fees	4,309	3,643
Other	4,754	5,052
Total	$143,652	$133,087

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

The following table sets forth the components used in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$61,895	$44,239	$133,382	$87,466
Denominator:
Shares used for basic net income per share	177,891	178,547	177,895	178,333
Effect of dilutive securities:
Stock options	1,724	2,092	1,750	2,259
RSUs and deferred stock units	1,773	1,178	1,830	1,488
Shares used for diluted net income per share:	181,388	181,817	181,475	182,080
Basic net income per share	$0.35	$0.25	$0.75	$0.49
Diluted net income per share	$0.34	$0.24	$0.73	$0.48

For the three and six months ended June 30, 2013 and 2012, certain potential outstanding stock options and service-based RSUs were excluded from the computation of diluted earnings per share because the effect of including these options and RSUs would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted earnings per share are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options	1,888	3,084	2,018	2,883
Service-based RSUs	159	1,858	327	1,441
Performance-based RSUs	1,148	2,424	1,148	2,276
Total shares excluded from computation	3,195	7,366	3,493	6,600

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

During the three and six months ended June 30, 2013, the Company repurchased 1.1 million and 2.2 million shares, respectively, of its common stock for $42.5 million and $82.8 million, respectively. During the three and six months ended June 30, 2012, the Company repurchased 2.2 million and 2.4 million shares, respectively, of its common stock for $67.2 million and $75.1 million, respectively. As of June 30, 2013, the Company had $76.8 million remaining available for future purchases of shares under the current repurchase program.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation by type of award:
Stock options	$3,104	$4,366	$6,293	$7,466
Deferred stock units	1,705	1,885	1,705	1,885
RSUs	21,608	19,734	42,526	38,462
Shares issued under the Employee Stock Purchase Plan	1,629	1,471	3,391	2,865
Amounts capitalized as internal-use software	(3,245)	(1,835)	(6,183)	(4,133)
Total stock-based compensation before income taxes	24,801	25,621	47,732	46,545
Less: Income tax benefit	(9,345)	(9,375)	(16,309)	(17,872)
Total stock-based compensation, net of taxes	$15,456	$16,246	$31,423	$28,673
Effect of stock-based compensation on income by line item:
Cost of revenues	$2,718	$3,063	$5,345	$5,769
Research and development expense	3,867	4,901	8,236	8,831
Sales and marketing expense	9,799	8,814	19,230	16,925
General and administrative expense	8,417	8,843	14,921	15,020
Provision for income taxes	(9,345)	(9,375)	(16,309)	(17,872)
Total cost related to stock-based compensation, net of taxes	$15,456	$16,246	$31,423	$28,673

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and six months ended June 30, 2013 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $2.0 million and $3.9 million, respectively, before taxes. The Company’s consolidated statements of operations for the three and six months ended June 30, 2012 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $1.9 million and $3.7 million, respectively, before taxes.

9. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the six months ended June 30, 2013 (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Investments	Total
Balance as of January 1, 2013	$(2,354)	$714	$(1,640)
Other comprehensive loss, net of tax	(7,760)	(1,555)	(9,315)
Balance as of June 30, 2013	$(10,114)	$(841)	$(10,955)

The tax effect on accumulated unrealized gain (loss) on investments was $(0.5) million and $0.4 million as of June 30, 2013 and December 31, 2012, respectively. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the six months ended June 30, 2013.

10. Goodwill and Acquired Intangible Assets

The Company has recorded goodwill and acquired intangible assets as a result of business acquisitions that occurred between 2000 and 2012. The Company also acquired license rights from the Massachusetts Institute of Technology in 1999. In February 2012, the Company recorded goodwill of $15.1 million and acquired intangible assets of $5.1 million as a result of the acquisition of Blaze. In March 2012, the Company recorded goodwill of $233.8 million and acquired intangible assets of $43.8 million as a result of the acquisition of Cotendo. In September 2012, the Company recorded goodwill of $8.9 million and acquired intangible assets of $3.7 million as a result of the acquisition of FastSoft. In December 2012, the Company recorded goodwill of $20.7 million and acquired intangible assets of $7.5 million as a result of the acquisition of Verivue (see Note 3).

In accordance with current accounting standards, goodwill is not amortized as it does not qualify as an amortizing intangible asset. The Company tests goodwill for impairment at least annually as required by the accounting guidance for goodwill and acquired intangible assets. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of January 1, 2013	$731,325
Divestiture of Advertising Decision Solutions business	(1,939)
Balance as of June 30, 2013	$729,386

Acquired intangible assets that are subject to amortization consist of the following (in thousands, except for years):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
Completed technology	$62,331	$(30,666)	$31,665	6
Customer relationships	100,400	(71,533)	28,867	9
Non-compete agreements	9,170	(3,716)	5,454	4
Trademarks and trade names	3,400	(824)	2,576	9
Acquired license rights	490	(490)	—	10
Total	$175,791	$(107,229)	$68,562

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
Completed technology	$71,531	$(32,842)	$38,689	6
Customer relationships	104,700	(68,702)	35,998	9
Non-compete agreements	14,770	(7,645)	7,125	5
Trademarks and trade names	3,700	(958)	2,742	9
Acquired license rights	490	(490)	—	10
Total	$195,191	$(110,637)	$84,554

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2013 was $5.7 million and $11.8 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2012 was $5.5 million and $10.2 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2013, aggregate expense related to amortization of acquired intangible assets is expected to be $9.6 million for the remainder of 2013, and $18.8 million, $16.2 million, $11.4 million and $7.6 million for 2014, 2015, 2016 and 2017, respectively.

11. Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities, accounts receivable and the convertible note receivable issued to it by MediaMath. The Company maintains the majority of its cash, cash equivalents and marketable securities balances with major financial institutions that the Company believes are of high credit standing.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. As of June 30, 2013 and December 31, 2012, one customer accounted for greater than 10% of the Company's accounts receivable. The Company believes that, at June 30, 2013, concentration of credit risk related to accounts receivable was not significant.

12. Segment and Geographic Information

The Company's chief decision-maker, as defined under the authoritative guidance that discusses disclosures about segments of an enterprise and related information, is its Chief Executive Officer and executive management team. As of June 30, 2013, the Company operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is managed and operated as one business and does not have separate reportable segments as defined in the guidance. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business.

The Company deploys its servers into networks worldwide. As of June 30, 2013, the Company had $264.3 million and $141.4 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively. As of December 31, 2012, the Company had $225.5 million and $119.6 million of property and equipment, net of accumulated depreciation, located in the United States and in foreign locations, respectively.

The Company sells its services through a direct sales force and through channel partners located both in the United States and abroad. The following table summarizes the percentage of the Company's revenues derived from operations outside of the United States:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues derived from outside of the United States	29%	27%	29%	28%
Revenues derived from Europe	17%	17%	17%	17%

No single country outside the United States accounted for 10% or more of revenues during these periods. For the three and six months ended June 30, 2013 and 2012, no customer accounted for 10% or more of total revenues.

13. Income Taxes

The Company’s effective income tax rate, including discrete items, was 34.0% and 38.6% for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies.

The discrete items include the tax effect of the reinstatement of the federal research and development credit at the beginning of 2013, which was retroactive to 2012, certain stock options and interest and penalties related to uncertain tax positions.  For the six months ended June 30, 2013, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States, as well as the reinstatement of the federal research and development credit at the beginning of 2013, which was retroactive to 2012.  For the six months ended June 30, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense.

During 2012, the Company corrected errors in its reported income tax expense attributable to prior fiscal periods. During the six months ended June 30, 2013, the Company concluded the review which gave rise to the corrections and recorded an additional $1.4 million of income tax expense.

14. Forward Currency Contracts

The assets and liabilities of the Company's international subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other income, net in the consolidated statements of operations. For the three and six months ended June 30, 2013, the Company recorded an immaterial amount of net foreign currency losses. For the three and six months ended June 30, 2012, the Company recorded net foreign currency gains of $1.0 million and $0.5 million, respectively, in the consolidated statement of operations.

The Company has entered into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income, net in the consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the fair value of the forward currency contracts and the underlying net loss for the three and six months ended June 30, 2013 and 2012 were immaterial.

The Company's foreign currency forward contracts include credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. The Company seeks to minimize counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.

15. Commitments, Contingencies and Guarantees

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through May 2022 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The expected minimum aggregate future obligations under non-cancelable leases as of June 30, 2013 were as follows (in thousands):

Remaining 2013	$13,355
2014	25,846
2015	23,845
2016	19,961
2017	19,113
Thereafter	34,169
Total	$136,289

Purchase Commitments

The Company has long-term commitments for bandwidth usage and co-location services with various network and Internet service providers. The following table reflects the Company's minimum commitments pursuant to these contracts in effect as of June 30, 2013, as well as aggregate purchase order commitments with various vendors (in thousands):

	Payments Due by Period
	Total	Remainder of 2013	2014	2015	2016	2017
Bandwidth and co-location agreements	$73,034	$53,032	$16,244	$3,000	$559	$199
Open vendor purchase orders	79,544	71,832	5,768	1,944	—	—
Total	$152,578	$124,864	$22,012	$4,944	$559	$199

Litigation

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material impact on the Company’s business, results of operations, financial condition or cash flows.

Guarantees

The Company has identified guarantees in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, which is an interpretation of previous accounting statements and a rescission of previous guidance. This guidance elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The guidance also clarifies that at the time an entity issues a guarantee, that entity must recognize an initial liability for the fair value, or market value, of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Company evaluates losses for guarantees under the statement for accounting for contingencies, as interpreted by the guidance for guarantor’s accounting and disclosure requirements for guarantees, including direct guarantees of indebtedness of others. The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such obligations in its financial statements. The fair value of the Company’s outstanding guarantees as of June 30, 2013 was determined to be immaterial.

16. Restructuring

In prior years, the Company implemented workforce reductions of employees from all areas of the Company. The Company recorded restructuring charges for the amount of one-time benefits provided to affected employees. Included in these costs was a net increase in non-cash, stock-based compensation reflecting a modification of certain stock-based awards previously granted to the affected employees. Additionally, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities. For the six months ended June 30, 2013, the Company recorded additional restructuring charges related to workforce reductions and relocation expenses.

The following table summarizes the accrual and usage of the restructuring charges (in thousands):

	Leases	Severance	Total
Beginning balance, January 1, 2013	$517	$124	$641
Restructuring charge	—	822	822
Cash payments	(61)	(560)	(621)
Ending balance, June 30, 2013	$456	$386	$842
Current portion of accrued restructuring	$147	$386	$533
Long-term portion of accrued restructuring	$309	$—	$309

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

We provide services for accelerating and improving the delivery of content and applications over the Internet. We primarily derive income from sales of services to customers executing contracts with terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. This allows us to have a consistent and predictable base level of revenue which is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by minimizing customer cancellations or terminations and limiting the impact of price reductions reflected in contract renewals, and build on that base by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.

Overview of Financial Results

The following sets forth, as a percentage of revenues, consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	33.0	39.6	32.8	39.3
Research and development expense	5.5	5.3	5.7	5.4
Sales and marketing expense	17.9	17.0	17.5	16.2
General and administrative expense	16.2	16.2	15.6	16.2
Amortization of acquired intangible assets	1.5	1.7	1.6	1.6
Restructuring charge (benefit)	0.1	—	0.1	—
Total costs and operating expenses	74.2	79.8	73.3	78.7
Income from operations	25.8	20.2	26.7	21.3
Interest income	0.4	0.5	0.4	0.5
Other income, net	0.1	0.4	—	0.1
Gain on investments, net	—	—	—	—
Income before provision for income taxes	26.3	21.1	27.1	21.9
Provision for income taxes	9.9	7.7	9.2	8.5
Net income	16.4%	13.4%	17.9%	13.4%

We have observed the following trends and events that are likely to have an impact on our financial condition, results of operations or cash flows in the foreseeable future:

Revenues and Customers

•
During each of the first two quarters of 2013, we were able to offset lost committed recurring revenues by adding new customers and increasing sales of incremental services to our existing customers. A continuation of this trend could lead to increased revenues. Overall revenues were also favorably impacted by amounts we were paid for traffic usage in excess of committed amounts and other one-time events.

•
In recent years, our unit prices offered to some customers declined as a result of increased competition. These price reductions have primarily impacted customers for which we deliver high volumes of traffic over our network, such as digital media customers. To increase or maintain revenues and our profit margin, it is important that we continue to offset price declines with increased traffic, increased sales of incremental services to existing customers, enhanced efficiencies in our network and lower co-location and bandwidth expenses.

•
During each of the first two quarters of 2013, we experienced an increase in the rate of traffic in our video and software download solutions as compared to the first two quarters of 2012. Our ability to generate revenue growth would be enhanced if the rate of traffic continues to increase.

•
We have historically experienced variations in revenue from quarter to quarter. We see seasonal impacts of higher revenues in the fourth quarter of the year and lower revenues during the summer months, which we primarily attribute such to patterns of usage of e-commerce services by our retail customers. We have also experienced quarterly variations in revenues attributable to our software download solutions due to the nature and timing of software releases by our customers. If these variable trends continue, our ability to generate quarterly revenue growth on a sequential basis could be impacted.

•
For the six months ended June 30, 2013, revenues derived from customers outside the United States accounted for 29% of our total revenues. For the remainder of 2013, we anticipate revenues from such customers as a percentage of our total revenues to be consistent with the first half of 2013.

Costs and Expenses

•
During each of the first two quarters of 2013, we continued to reduce our network bandwidth costs per unit and to invest in internal-use software development to improve the performance and efficiency of our network. We believe our total bandwidth costs will continue to increase as a result of expected higher traffic levels, but will be partially offset by anticipated continued reductions in bandwidth costs per unit. To achieve these lower bandwidth costs per unit, we must effectively route traffic over our network through lower cost providers and continue to reduce our overall bandwidth pricing.

•
Co-location costs are a significant percentage of total cost of revenues. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we believe we can manage the growth of co-location costs by deploying fewer servers. We will need to continue to achieve such cost reductions to maintain and improve our profitability.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs decreased by $13.4 million during the first two quarters of 2013 as compared to the first two quarters of 2012. We implemented software and hardware initiatives to manage our global network more efficiently, and as a result, the expected average useful life of our network assets, primarily servers, increased from three to four years, effective January 1, 2013. This change is expected to continue to decrease depreciation expense related to our network equipment during 2013, as compared to 2012. Conversely, we expect to continue to enhance and add functionality to our service offerings, which would increase our internal-use software development costs attributable to employees working on such projects. As a result, we believe that the amortization of internal-use software development costs, which we include in cost of revenues, will be higher in 2013 as compared to 2012.

•
We expect to continue to grant restricted stock units, or RSUs, to employees in the future; therefore, we anticipate that stock-based compensation will increase in 2013 as compared to 2012. As of June 30, 2013, our total unrecognized compensation costs for stock-based awards were $164.0 million, which we expect to recognize as expense over a weighted average period of 1.3 years. We expect to recognize this expense through 2017.

•
During the six months ended June 30, 2013, our effective income tax rate was 34.0%. We expect our annual effective income tax rate in 2013 to increase slightly in the remaining quarters of 2013. This expectation does not take into consideration the effect of other discrete items that may be recorded as a result of our compliance with the accounting guidance for stock-based compensation, any tax planning strategies or the effect of changes in tax laws and regulations.

•
During the six months ended June 30, 2013, we have increased our headcount by 379 full-time employees and expect to continue to add resources as we continue to release new products and services, as well as continue our global expansion.

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

Results of Operations

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Revenues	$378.1	$331.3	14.1%	$746.2	$650.8	14.7%

During the three and six months ended June 30, 2013, the increase in our revenues was driven by strong demand for our services across our solution categories and in each geographic region. The increase in our revenues is attributable to the addition of new customers, increased sales of incremental services to our existing customers, amounts earned for traffic usage in excess of committed amounts and other one-time events. These contributions to higher revenues were partially offset by lost committed recurring revenues and price declines. Changes in foreign currency exchange rates negatively impacted our revenues during the second quarter of 2013 as compared to 2012.

The following table quantifies the contribution to revenues during the periods presented from our solution categories (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Media Delivery Solutions	$179.4	$158.0	13.5%	$360.6	$313.0	15.2%
Performance and Security Solutions	167.9	140.6	19.4	324.5	274.6	18.2
Service and Support Solutions	31.4	22.2	41.4	59.0	42.6	38.5
Advertising Decision Solutions and other	(0.6)	10.5	(105.7)	2.1	20.6	(89.8)
Total revenues	$378.1	$331.3	14.1%	$746.2	$650.8	14.7%

The increase in Media Delivery Solutions revenues for the three and six month periods ended June 30, 2013, as compared to the same periods in 2012, was due to increased online media consumption and higher software download volumes. The increase was partially offset by a large media customer finalizing the removal of its video content from our platform during the second quarter of 2013 and the resulting loss in revenues as compared to the same period in 2012.

The increase in Performance and Security Solutions revenues for the three and six month periods ended June 30, 2013, as compared to the same periods in 2012, was due to increase in demand for our performance and security solutions from both new and existing customers.

The increase in the Service and Support Solutions revenues for the three and six month period ended June 30, 2013, as compared to the same periods in 2012, was due to an increase in sales of our enterprise-class services and support offerings with our core solution offerings.

The following table quantifies the contribution to revenues during the periods presented from the industry verticals in which we sell our services (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Media and entertainment	$162.1	$139.6	16.1%	$322.3	$274.1	17.6%
Commerce	77.5	70.9	9.3	154.3	142.5	8.3
Enterprise	57.2	44.6	28.3	110.8	87.2	27.1
High tech	61.2	56.9	7.6	120.9	111.4	8.5
Public sector	20.1	19.3	4.1	37.9	35.6	6.5
Total revenues	$378.1	$331.3	14.1%	$746.2	$650.8	14.7%

A significant portion of the increase in revenues attributable to our media and entertainment vertical was driven by traffic growth stemming from increased online media consumption. Revenues from our commerce and enterprise verticals increased due to growth in application and cloud performance solutions, particularly security-related solutions, sold to customers in these verticals. Revenues from our high tech vertical grew due to increased demand for cloud performance solutions and a moderate increase in our software download volumes as compared to 2012.

For the three and six months ended June 30, 2013, approximately 29% of our revenues were derived from our operations located outside of the United States, including 17% derived from Europe. For the three and six months ended June 30, 2012, approximately 27% and 28%, respectively, of our revenues were derived from operations outside of the United States, including 17% derived from Europe. No single country outside of the United States accounted for 10% or more of revenues during any of these periods. During the quarter, we had strong growth in our Asia Pacific geography.

For the three and six months ended June 30, 2013, resellers accounted for 20% of revenues as compared to 21% of revenues for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2013 and 2012, no single customer accounted for 10% or more of revenues.

Cost of Revenues

Cost of revenues was comprised of the following for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Bandwidth, network build-out and support-related fees	$30.0	$33.2	(9.6)%	$59.2	$64.5	(8.2)%
Co-location fees	32.4	33.0	(1.8)	65.0	66.8	(2.7)
Payroll and related costs	27.5	22.1	24.4	52.8	42.9	23.1
Stock-based compensation, including amortization of prior capitalized amounts	4.6	5.0	(8.0)	9.0	9.4	(4.3)
Depreciation and impairment of network equipment	20.0	28.7	(30.3)	38.5	55.5	(30.6)
Amortization of internal-use software	10.2	9.3	9.7	20.6	17.1	20.5
Total cost of revenues	$124.7	$131.3	(5.0)%	$245.1	$256.2	(4.3)%
As a percentage of revenues	33.0%	39.6%		32.8%	39.3%

We have continued to reduce our network bandwidth costs per unit, which contributed to the decrease in our cost of revenues in the three and six months ended June 30, 2013 as compared to the same periods in 2012. These decreases were the result of recent initiatives to manage our global network more efficiently.

This net decrease in cost of revenues was primarily due to decreases in:

•
depreciation expense of network equipment of approximately $11.0 million and $25.1 million for the three and six months ended June 30, 2013, respectively, due to software and hardware initiatives we have implemented to manage our global network more efficiently, resulting in an increase in the expected average useful life of our network assets, primarily servers, from three to four years, effective January 1, 2013; and

•	amounts paid to network providers due to lower bandwidth and service-related fees due to reduced bandwidth costs per unit.

These decreases were partially offset by increases in:

•	payroll and related costs of service personnel due to headcount growth to support our revenue growth; and

•	amortization of internal-use software as we continued to invest in our infrastructure.

Additionally, for each of the three and six months ended June 30, 2013 and 2012, cost of revenues included stock-based compensation expense and amortization of capitalized stock-based compensation. Such expense decreased for the three and six months ended June 30, 2013 as compared to the same period in 2012. Cost of revenues during the three and six months ended June 30, 2013 also included credits received of approximately $1.6 million and $5.0 million, respectively, from settlements and renegotiations entered into in connection with billing disputes related to bandwidth contracts. Cost of revenues during the three and six months ended June 30, 2012 included credits received of approximately $2.8 million and $4.8 million, respectively.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. For the remainder of 2013 and for the years ending December 31, 2014, 2015, 2016 and 2017, our minimum commitments related to bandwidth usage and co-location services as of June 30, 2013 were approximately $53.0 million, $16.2 million, $3.0 million, $0.6 million and $0.2 million, respectively.

We believe that cost of revenues will increase during the remaining quarters of 2013 as compared to the first two quarters of 2013. We expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic and additional co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, for the remainder of 2013, we anticipate amortization of internal-use software development costs to increase, along with increased payroll and related costs, as we continue to make investments in our network in the expectation that our customer base will continue to expand. We expect that the depreciation expense for the remainder of 2013 will be lower than depreciation expense reported in the same period in 2012 due to the change in estimated useful lives of our network equipment.

We have revised cost of revenues reported in 2012 in the table above as a result of a reevaluation of our business model. Costs which were previously classified as sales and marketing and general and administrative are now classified as cost of revenues. See Note 1 to the unaudited consolidated financial statements included in this quarterly report for additional information and amounts revised.

Research and Development Expenses

Research and development expenses were comprised of the following for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Payroll and related costs	$32.5	$24.3	33.7%	$64.3	$49.2	30.7%
Stock-based compensation	3.9	4.9	(20.4)	8.2	8.8	(6.8)
Capitalized salaries and related costs	(17.0)	(12.5)	36.0	(32.4)	(24.8)	30.6
Other expenses	1.2	0.8	50.0	2.4	1.8	33.3
Total research and development	$20.6	$17.5	17.7%	$42.5	$35.0	21.4%
As a percentage of revenues	5.5%	5.3%		5.7%	5.4%

The increases during the three and six month periods ended June 30, 2013, as compared to the same periods in 2012, were due to increases in payroll and related costs as a result of continued growth in headcount to invest in new product development, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consisted of external consulting expenses and payroll and related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. During the three and six months ended June 30, 2013, we capitalized $3.1 million and $5.9 million, respectively, of stock-based compensation. For the three and six months ended June 30, 2012, we capitalized $1.7 million and $3.9 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenues over their estimated useful lives of two years.

We believe that research and development expenses, in absolute dollar terms, will increase during the remaining quarters of 2013 as compared to the first two quarters of 2013 as we expect to continue to hire additional development personnel in order to make improvements to our core technology and develop new services.

Sales and Marketing Expenses

Sales and marketing expenses were comprised of the following for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Payroll and related costs	$44.1	$36.0	22.5%	$85.2	$66.8	27.5%
Stock-based compensation	9.8	8.8	11.4	19.2	16.9	13.6
Marketing and related costs	6.5	5.7	14.0	14.4	12.0	20.0
Other expenses	7.4	6.0	23.3	11.7	9.8	19.4
Total sales and marketing	$67.8	$56.5	20.0%	$130.5	$105.5	23.7%
As a percentage of revenues	17.9%	17.0%		17.5%	16.2%

The increase in sales and marketing expenses during the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to higher payroll and related costs, as we invested in our marketing strategy to support new product introductions and our ongoing geographic expansion.

We believe that sales and marketing expenses will increase, in absolute dollar terms, during the remaining quarters of 2013 as compared to the first two quarters of 2013 due to an expected increase in payroll and related costs as a result of continued headcount growth in our sales and marketing organization.

General and Administrative Expenses

General and administrative expenses were comprised of the following for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Payroll and related costs	$24.6	$20.2	21.8%	$48.4	$39.3	23.2%
Stock-based compensation	8.4	8.8	(4.5)	14.9	15.0	(0.7)
Depreciation	6.2	4.8	29.2	11.8	9.3	26.9
Legal fees	1.5	1.9	(21.1)	3.0	3.0	—
Non-income taxes	1.4	1.4	—	2.1	2.0	5.0
Provision for doubtful accounts	0.2	(0.5)	(140.0)	0.5	(0.3)	(266.7)
Facilities-related costs	10.3	8.4	22.6	19.9	16.9	17.8
Acquisition-related costs	(1.1)	0.4	(375.0)	(0.7)	4.8	(114.6)
Consulting, advisory and other expenses	9.9	8.2	20.7	16.8	15.2	10.5
Total general and administrative	$61.4	$53.6	14.6%	$116.7	$105.2	10.9%
As a percentage of revenues	16.2%	16.2%		15.6%	16.2%

The increase in general and administrative expenses for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to higher payroll and related costs due to headcount growth to support our continued global expansion and an increase in facilities-related costs due to office expansion. These increases were partially offset by a decrease in acquisition-related costs.

During the remaining quarters of 2013, we expect general and administrative expenses to increase in absolute dollars terms as compared to the first two quarters of 2013 due to anticipated higher payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology (IT) and planned facility expansion.

Amortization of Acquired Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Amortization of acquired intangible assets	$5.7	$5.5	3.6%	$11.8	$10.2	15.7%
As a percentage of revenues	1.5%	1.7%		1.6%	1.6%

Amortization of acquired intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights.

The increase in amortization of acquired intangible assets for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to the amortization of assets related to the acquisitions of Blaze, Cotendo, FastSoft and Verivue during 2012, partially offset by the write-off of intangible assets recorded as part of the divestiture of our ADS business in 2013. Based on our intangible assets at June 30, 2013, we expect amortization of acquired intangible assets to be approximately $9.6 million for the remainder of 2013, and $18.8 million, $16.2 million, $11.4 million and $7.6 million for 2014, 2015, 2016 and 2017, respectively.

Restructuring Charge (Benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Restructuring charge (benefit)	$0.4	$—	—%	$0.8	$—	—%
As a percentage of revenues	0.1%	—%		0.1%	—%

Restructuring charge (benefit) is the result of workforce reductions and relocation expenses. Charges recorded in the first six months of 2013 relate to workforce reductions and relocation expenses.

Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2013		2012	% Change	2013	2012	% Change
Interest income	$1.4	1,400,000	$1.6	(12.5)%	$3.0	$3.3	(9.1)%
As a percentage of revenues	0.4%		0.5%		0.4%	0.5%

Interest income consists of interest earned on invested cash balances and marketable securities.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Other income, net	$0.3	$1.1	(72.7)%	$0.2	$0.7	(71.4)%
As a percentage of revenues	0.1%	0.4%		—%	0.1%

Other income, net primarily represents net foreign exchange gains and losses incurred and other non-operating expense and income items. The decrease in other income, net for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to foreign currency exchange rate fluctuations on inter-company and other non-functional currency transactions. Other income, net may fluctuate in the future based upon changes in foreign exchange rates or other events.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Provision for income taxes	$37.4	$25.5	46.7%	$68.6	$55.1	24.5%
As a percentage of revenues	9.9%	7.7%		9.2%	8.5%
Effective income tax rate	37.7%	36.6%		34.0%	38.6%

For the six months ended June 30, 2013, our effective income tax rate was lower than the federal statutory tax rate mainly due to the reinstatement of the federal research and development credit at the beginning of 2013, which included a one-time retroactive impact for fiscal year 2012, as well as the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States. For the six months ended June 30, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

The increase in the provision for income taxes in the six months ended June 30, 2013 as compared to the same period in 2012 was mainly due to the increase in operating income, partially offset by the federal research and development credit and a change in the composition of projected income in different jurisdictions.

While we expect our effective income tax rate to increase slightly during the remaining quarters of 2013, this expectation does not take into consideration the effect of one-time discrete items that may be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

In determining our net deferred tax assets and valuation allowances, annualized effective tax rates and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we publicly discuss additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP net income, non-GAAP net income per diluted share and Adjusted EBITDA, as discussed below.

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in our business, as they exclude expenses and gains that may be infrequent, unusual in nature or otherwise not reflective of our ongoing operating results. Management also believes that these non-GAAP financial measures provide useful information to investors in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.

The non-GAAP financial measures do not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.

The non-GAAP adjustments, and our basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets - We have incurred amortization of intangible assets, included in our GAAP financial statements, related to various acquisitions we made. The amount of an acquisition's purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we exclude amortization of acquired intangible assets from non-GAAP financial measures to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•
Stock-based compensation and amortization of capitalized stock-based compensation - Although stock-based compensation is an important aspect of the compensation we pay to our employees and executives, the expense varies with changes in the stock price and market conditions at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret. Therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from non-GAAP financial measures in order to better understand the performance of our core business performance and to be consistent with the way the investors evaluate our performance and compare our operating results to those of peer companies.

•
Acquisition related costs - Acquisition related costs include transaction fees, due diligence costs and other one-time direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on magnitude of our acquisition transactions.

•
Restructuring charge (benefits) - We have incurred restructuring charges and benefits, included in our GAAP financial statements, primarily due to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from non-GAAP financial measures when evaluating our continuing business performance as such items are not consistently recurring and not do reflect expected future operating expense nor, in our view, do they provide meaningful insight into the fundamentals of our current or past operations.

•
Gain and other activity related to divestiture of a business - We recognized gains associated with the divestiture of our Advertising Decisions Solutions business. In addition, subsequent adjustments to the fair value of the convertible note receivable received in the transaction are included as other activity related to the divestiture of our Advertising Decisions Solutions business. We exclude gains and other activity related to divestiture of a business from our non-GAAP financial measures because sales of this nature occur infrequently and are not considered part of our core business operations.

•
Income tax-effect of non-GAAP adjustments - The non-GAAP adjustments described above and listed in the table below are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as recording or release of valuation allowances), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to more properly reflect the income attributable to our core operations.

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$61.9	$44.2	$133.4	$87.5
Amortization of acquired intangible assets	5.7	5.5	11.8	10.2
Stock-based compensation	24.8	25.6	47.7	46.5
Amortization of capitalized stock-based compensation	2.0	1.9	3.9	3.7
Acquisition related costs	—	0.4	0.4	4.8
Restructuring charge (benefit)	0.4	—	0.8	—
Gain and other activity related to divestiture of a business, net	(1.1)	—	(2.3)	—
Income tax effect of above non-GAAP adjustments	(9.7)	(10.4)	(18.5)	(20.3)
Total non-GAAP net income	$84.0	$67.2	$177.2	$132.4
Non-GAAP net income per diluted share	$0.46	$0.37	$0.98	$0.73
Shares used in per share calculations	181.4	181.8	181.5	182.1

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation; amortization of capitalized stock-based compensation; restructuring charges and benefits; acquisition related costs; certain gains and losses on investments; gains, losses and other activity related to divestiture of a business; foreign exchange gains and losses; loss on early extinguishment of debt; gains and losses on legal settlements and other non-recurring or unusual items that may arise from time to time.

The following table reconciles GAAP net income to Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$61.9	$44.2	$133.4	$87.5
Amortization of acquired intangible assets	5.7	5.5	11.8	10.2
Stock-based compensation	24.8	25.6	47.7	46.5
Amortization of capitalized stock-based compensation	2.0	1.9	3.9	3.7
Acquisition related costs	—	0.4	0.4	4.8
Restructuring charge (benefit)	0.4	—	0.8	—
Gain and other activity related to divestiture of a business, net	(1.1)	—	(2.3)	—
Interest income, net	(1.5)	(1.6)	(3.1)	(3.3)
Provision for income taxes	37.4	25.5	68.6	55.1
Depreciation and amortization	36.4	42.7	70.8	81.8
Other income, net	(0.3)	(1.1)	(0.2)	(0.7)
Adjusted EBITDA	$165.8	$143.1	$331.8	$285.6

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.

As of June 30, 2013, our cash, cash equivalents and marketable securities, which consisted of commercial paper, corporate bonds and U.S. government agency securities, totaled $1.1 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

We believe our strong balance sheet and cash position are important competitive differentiators that provide the financial flexibility necessary to make the best investments at the most opportune times. As always, we continue to evaluate strategic investments to strengthen our business on an ongoing basis.

As of June 30, 2013, we had cash and cash equivalents of $98.1 million held in accounts outside the United States. An immaterial amount of these funds would be subject to United States federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the United States are subject to, or offset by, inter-company obligations to our parent company in the United States and, therefore, are not subject to United States federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the United States.

Cash Provided by Operating Activities

	Six Months Ended June 30,
(in millions)	2013	2012
Net income	$133.4	$87.5
Non-cash reconciling items included in net income	123.9	127.3
Changes in operating assets and liabilities	(24.5)	27.3
Net cash flows provided by operating activities	$232.8	$242.1

The decrease in cash provided by operating activities for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to an increase in accounts receivable and prepaid expenses during the six months ended June 30, 2013, and the resulting timing of collections and payments as compared to the same period in 2012, partially offset by higher net income. We expect that cash provided by operating activities will increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.

Cash Used in Investing Activities

	Six Months Ended June 30,
(in millions)	2013	2012
Cash received (paid) for acquired businesses, net of cash acquired	$0.1	$(291.6)
Purchases of property and equipment and capitalization of internal-use software costs	(136.0)	(98.9)
Net marketable securities activity	(22.7)	(164.9)
Other investing activity	0.4	—
Net cash used in investing activities	$(158.2)	$(555.4)

Cash used in investing activities for the six months ended June 30, 2013 reflects cash paid for purchases of marketable securities of $309.9 million, partially offset by proceeds from sales and maturities of marketable securities of $287.2 million, and purchases of property and equipment of $136.0 million, including $35.1 million related to the capitalization of internal-use software development costs. Cash used in investing activities for the six months ended June 30, 2012 reflects cash paid for the acquisitions of Blaze and Cotendo of $291.6 million, net of cash acquired, purchases of marketable securities of $416.5 million, partially offset by proceeds from sales and maturities of marketable securities of $251.6 million, and purchases of property and equipment of $98.9 million, including $26.3 million related to the capitalization of internal-use software development costs. During 2013, we expect total capital expenditures to increase as a percentage of revenue as compared to 2012. We expect to fund such capital expenditures through cash generated from operations.

Cash Used in Financing Activities

	Six Months Ended June 30,
(in millions)	2013	2012
Activity related to stock-based compensation	$16.6	$13.4
Repurchases of common stock	(82.8)	(75.1)
Net cash used in financing activities	$(66.2)	$(61.7)

Cash used in financing activities during the six months ended June 30, 2013 consisted of $82.8 million related to our common stock repurchase program as described more fully below, as well as $21.1 million used for taxes paid related to net share settlements of equity awards. This was partially offset by cash provided by financing activities for the six months ended June 30, 2013 of $9.6 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $28.1 million from exercises of stock options under our stock option plans. Cash used in financing activities during the six months ended June 30, 2012 consisted of $75.1 million related to our common stock repurchase program, as well as $24.2 million used for taxes paid related to net share settlements of equity awards. This was partially offset by cash provided by financing activities during the six months ended June 30, 2012 of $15.0 million related to excess tax benefits resulting from the exercise of stock options and vesting of RSUs and proceeds of $22.6 million from exercises of stock options under our stock option plans.

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

The following table presents the net inflows and outflows of cash, cash equivalents and marketable securities for the periods presented (in millions):

	Six Months Ended June 30,
	2013	2012
Cash, cash equivalents and marketable securities balance at the beginning of the period	$1,095.2	$1,230.0
Changes in cash, cash equivalents and marketable securities:
Receipts from customers	745.1	686.4
Payments to vendors	(408.8)	(372.8)
Payments for employee payroll	(198.2)	(173.5)
Stock option exercises	17.5	22.6
Cash used in business acquisitions, net of cash acquired	0.1	(291.6)
Employee taxes paid related to net share settlement of equity awards	(38.4)	(24.2)
Common stock repurchases	(82.8)	(75.1)
Realized and unrealized gains on marketable investments, net	(2.4)	—
Interest income	3.1	3.3
Other	(12.0)	13.3
Net decrease	23.2	(211.6)
Cash, cash equivalents and marketable securities balance at the end of the period	$1,118.4	$1,018.4

In April 2012, our Board of Directors authorized a one-year $150.0 million stock repurchase program commencing on May 1, 2012. In January 2013, our Board of Directors authorized a $150.0 million extension of the share repurchase program, effective for a twelve-month period beginning February 1, 2013. Unused amounts under the May 2012 program were not carried over to the program approved in January 2013. The goal of our share repurchase program is to both offset dilution from our equity compensation plans and to return value to shareholders.

During the six months ended June 30, 2013, we repurchased 2.2 million shares of common stock at an average price of $37.95 per share for an aggregate of $82.8 million. During the six months ended June 30, 2012, we repurchased 2.4 million shares of common stock at an average price of $31.21 per share for an aggregate of $75.1 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities. See Item 2 of Part II of this quarterly report on Form 10-Q for more detailed information about our repurchases.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of June 30, 2013, for the next five years and thereafter (in millions):

	Payments Due by Period
	Total	Less than 12 Months	12-36 Months	36-60 Months	More than 60 Months
Bandwidth and co-location agreements	$73.2	$64.5	$8.3	$0.3	$0.1
Real estate operating leases	136.3	26.3	46.8	37.5	25.7
Open vendor purchase orders	79.5	74.3	5.2	—	—
Total	$289.0	$165.1	$60.3	$37.8	$25.8

In accordance with authoritative guidance issued by the FASB, as of June 30, 2013, we had unrecognized tax benefits of $27.8 million, which included approximately $6.3 million of accrued interest and penalties. We do not expect to recognize any material tax benefits in 2013, but we are not otherwise able to provide a reasonably reliable estimate of the timing of future payments relating to these unrecognized tax benefits and related obligations.

Letters of Credit

As of June 30, 2013, we had $6.8 million in outstanding irrevocable letters of credit in favor of third-party beneficiaries, primarily related to facility leases. These irrevocable letters of credit are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended June 30, 2013 was determined to be immaterial.

As of June 30, 2013, we did not have any additional material off-balance sheet arrangements.

Litigation

We are party to litigation that we consider to be routine and incidental to our business. Management does not expect the results of any of these actions to have a material impact on our business, results of operations, financial condition, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, high quality corporate debt securities and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three and six months ended June 30, 2013.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial condition as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheet as accumulated other comprehensive loss.

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of June 30, 2013 and December 31, 2012, one customer had an account receivable balance of 10% of our accounts receivable. We believe that, at June 30, 2013, concentration of credit risk related to accounts receivable was not significant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

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

We have been increasing our investment in engineering, sales, service and marketing activities. These investments may achieve delayed or lower than expected benefits which could harm our operating results.

We have been increasing our investment in personnel and other resources related to our engineering, sales, service and marketing functions as we focus on innovation and expansion of our operations, particularly in areas such as web acceleration services, media delivery services, carrier products, hybrid cloud optimization services, and security solutions. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

As our business evolves, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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

An Internet Protocol address, or IP address, is a numerical label that is assigned to any device connecting to the Internet. Today, the functioning of the Internet is dependent on the use of Internet Protocol version 4, or IPv4, the fourth version of the Internet Protocol, which uses 32-bit addresses. We currently rely on the acquisition of IP addresses for the functioning and expansion of our network and expect such reliance to continue in the future. There are, however, only a finite number of IPv4 addresses. The supply of unallocated IPv4 addresses is likely to be exhausted in the near future. Internet Protocol version 6, or IPv6, uses 128-bit addresses and has been designed to succeed IPv4 and alleviate the expected exhaustion of unallocated addresses under that version. While IPv4 and IPv6 will co-exist for some period of time, eventually all Internet users and companies will need to transition to IPv6. There can be no guarantee that the plans we have been developing for the transition to IPv6 will be effective. If we are unable to obtain the IPv4 addresses we need, on financial terms acceptable to us or at all, before we or other entities that rely on the Internet can transition to IPv6, our current and future operations could be materially harmed. If there is not a timely and successful transition to IPv6 by Internet users generally, the Internet could function less effectively, which could damage numerous businesses, the economy generally and the prospects for future growth of the Internet as a medium for transacting business. This could, in turn, be harmful to our financial condition, results of operations and cash flows.

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

•	the difficulty of integrating the operations and personnel of acquired companies;

•	the potential disruption of our ongoing business;

•	the potential distraction of management;

•	expenses related to the transactions;

•	that accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and

•	potential unknown liabilities associated with acquired businesses.

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

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	introduction of new products, services and strategic developments by us or our competitors;

•	market speculation about whether we are a takeover target;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	purchases or sales of our stock by our officers and directors;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

Furthermore, our revenues, particularly those attributable to usage of our services beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media customers and commerce customers for which holiday sales are a key but unpredictable driver of usage of our services. As we introduce new services and potentially increase software licensing, we expect to face additional challenges with our forecasting processes. Also, because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance or make changes in our guidance with respect to future operating results, our stock price may decrease significantly in reaction.

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

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal controls over financial reporting were effective as of the end of the period covered by this report, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2013:

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
April 1, 2013 – April 30, 2013	559,586	$34.57	559,586	$99,971,725	(5)
May 1, 2013 – May 31, 2013	170,300	45.41	170,300	92,239,083	(5)
June 1, 2013 – June 30, 2013	356,500	43.27	356,500	76,813,240	(5)
Total	1,086,386	$39.12	1,086,386	$76,813,240

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program. All repurchases were made in open market transactions.

(3)	Includes commissions paid.

(4)
In January 2013, the Board of Directors authorized a $150.0 million share repurchase program, effective for a twelve-month period beginning February 1, 2013. See Note 8 to our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

(5)	Reflects $150.0 million from the repurchase program minus the total aggregate amount purchased thereunder to date and the aggregate commissions paid in connection therewith.

Item 5. Other Information

Revision of Prior Period Amounts

In the first quarter of 2013, the Company conducted a reevaluation of its business model. Following the review, the Company determined it was appropriate to change the classification of cost of services and support and cost of network build-out and support from sales and marketing and general and administrative expenses, respectively, to costs of revenues because such costs directly support the Company's revenues. The Company has concluded that the prior classification was an error and that it is immaterial to all annual and quarterly periods previously presented. However, to facilitate period-over-period comparisons, the Company has revised its prior period financial statements to reflect the corrections in the period in which the expenses were incurred.

The effect of the revisions to the consolidated statements of operations for the years ended below is as follows (in thousands):

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Cost of revenues	$431,911	$97,989	$529,900
Research and development	74,744	—	74,744
Sales and marketing	304,404	(81,056)	223,348
General and administrative	227,033	(16,933)	210,100
Amortization of acquired intangible assets	20,962	—	20,962
Restructuring charge	406	—	406
Total costs and operating expenses	$1,059,460	$—	$1,059,460

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
Cost of revenues	$374,543	$79,162	$453,705
Research and development	52,333	—	52,333
Sales and marketing	227,331	(64,314)	163,017
General and administrative	191,726	(14,848)	176,878
Amortization of acquired intangible assets	17,070	—	17,070
Restructuring charge	4,886	—	4,886
Total costs and operating expenses	$867,889	$—	$867,889

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
Cost of revenues	$303,403	$72,957	$376,360
Research and development	54,766	—	54,766
Sales and marketing	226,704	(59,822)	166,882
General and administrative	167,779	(13,135)	154,644
Amortization of acquired intangible assets	16,657	—	16,657
Total costs and operating expenses	$769,309	$—	$769,309

The effect of the revisions to the consolidated statements of operations for each of the periods ended below is as follows (in thousands):

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Revised
Cost of revenues	$102,566	$22,359	$124,925
Research and development	17,480	—	17,480
Sales and marketing	67,290	(18,295)	48,995
General and administrative	55,706	(4,064)	51,642
Amortization of acquired intangible assets	4,767	—	4,767
Restructuring charge	60	—	60
Total costs and operating expenses	$247,869	$—	$247,869

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of revenues	$107,457	$23,803	$131,260	$210,023	$46,162	$256,185
Research and development	17,542	—	17,542	35,022	—	35,022
Sales and marketing	75,882	(19,402)	56,480	143,172	(37,697)	105,475
General and administrative	57,997	(4,401)	53,596	113,703	(8,465)	105,238
Amortization of acquired intangible assets	5,463	—	5,463	10,230	—	10,230
Restructuring (benefit) charge	(46)	—	(46)	14	—	14
Total costs and operating expenses	$264,295	$—	$264,295	$512,164	$—	$512,164

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of revenues	$109,995	$24,226	$134,221	$320,018	$70,388	$390,406
Research and development	19,351	—	19,351	54,373	—	54,373
Sales and marketing	75,924	(20,718)	55,206	219,096	(58,415)	160,681
General and administrative	54,511	(3,508)	51,003	168,214	(11,973)	156,241
Amortization of acquired intangible assets	5,381	—	5,381	15,611	—	15,611
Restructuring charge	—	—	—	14	—	14
Total costs and operating expenses	$265,162	$—	$265,162	$777,326	$—	$777,326

	Three Months Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Cost of revenues	$111,893	$27,601	$139,494
Research and development	20,371	—	20,371
Sales and marketing	85,308	(22,641)	62,667
General and administrative	58,819	(4,960)	53,859
Amortization of acquired intangible assets	5,351	—	5,351
Restructuring charge	392	—	392
Total costs and operating expenses	$282,134	$—	$282,134

The classification error did not affect reported revenues, total costs and operating expenses, income from operations, net income or net income per share; our cash flows; or any balance sheet item.

Item 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 9, 2013	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1*	Amended and Restated Certificate of Incorporation of the Registrant

Exhibit 3.2	Amended and Restated Bylaws of the Registrant

Exhibit 10.1**	Akamai Technologies, Inc. 2013 Stock Incentive Plan

Exhibit 10.2	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)

Exhibit 10.3	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

Exhibit 10.4	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

Exhibit 10.5	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Label Linkbase Document.***

101.PRE	XBRL Taxonomy Presentation Linkbase Document.***

*	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000.
**	Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 20, 2012.
***	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) Notes to Unaudited Consolidated Financial Statements.