Form 10-Q
period 2013-09-30
AKAMAI TECHNOLOGIES INC
filed 2013-11-12
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 5, 2013: 178,977,003

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$235,015	$201,989
Marketable securities	331,300	235,592
Accounts receivable, net of reserves of $3,584 and $3,807 at September 30, 2013 and December 31, 2012, respectively	256,453	218,777
Prepaid expenses and other current assets	67,452	51,604
Deferred income tax assets	20,422	20,422
Total current assets	910,642	728,384
Property and equipment, net	424,605	345,091
Marketable securities	620,204	657,659
Goodwill	751,271	723,701
Acquired intangible assets, net	79,803	84,554
Deferred income tax assets	20,672	21,427
Other assets	77,928	39,811
Total assets	$2,885,125	$2,600,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,073	$43,291
Accrued expenses	171,527	133,087
Deferred revenue	37,025	26,291
Other current liabilities	27,799	275
Total current liabilities	285,424	202,944
Deferred revenue	2,643	2,565
Other liabilities	53,928	49,364
Total liabilities	341,995	254,873
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 203,958,959 shares issued and 178,707,441 shares outstanding at September 30, 2013 and 200,199,536 shares issued and 177,782,814 shares outstanding at December 31, 2012	2,059	2,015
Additional paid-in capital	5,295,939	5,195,543
Accumulated other comprehensive loss	(5,434)	(1,640)
Treasury stock, at cost, 25,251,518 shares at September 30, 2013 and 22,416,722 shares at December 31, 2012	(736,870)	(624,462)
Accumulated deficit	(2,012,564)	(2,225,702)
Total stockholders’ equity	2,543,130	2,345,754
Total liabilities and stockholders’ equity	$2,885,125	$2,600,627

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue	$395,790	$345,321	$1,141,942	$996,075
Costs and operating expenses:
Cost of revenue	132,039	134,221	377,136	390,406
Research and development	24,857	19,351	67,359	54,373
Sales and marketing	67,811	55,206	198,326	160,681
General and administrative	66,634	51,003	183,365	156,241
Amortization of acquired intangible assets	4,859	5,381	16,653	15,611
Restructuring charges	69	—	891	14
Total costs and operating expenses	296,269	265,162	843,730	777,326
Income from operations	99,521	80,159	298,212	218,749
Interest income, net	1,458	1,593	4,543	4,865
Other (expense) income, net	(305)	(241)	(96)	449
Income before provision for income taxes	100,674	81,511	302,659	224,063
Provision for income taxes	20,918	33,280	89,521	88,366
Net income	$79,756	$48,231	$213,138	$135,697
Net income per share:
Basic	$0.45	$0.27	$1.20	$0.76
Diluted	$0.44	$0.27	$1.17	$0.75
Shares used in per share calculations:
Basic	178,235	177,455	178,008	178,040
Diluted	181,922	181,053	181,623	181,738

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$79,756	$48,231	$213,138	$135,697
Other comprehensive income (loss):
Foreign currency translation adjustments	2,950	3,770	(4,810)	740
Change in unrealized gain on investments, net of income tax expense of $1,532, $425, $629 and $538 for the three and nine months ended September 30, 2013 and 2012, respectively	2,571	821	1,016	1,002
Other comprehensive income (loss)	5,521	4,591	(3,794)	1,742
Comprehensive income	$85,277	$52,822	$209,344	$137,439

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$213,138	$135,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,455	149,203
Stock-based compensation	72,211	69,180
Provision for doubtful accounts	889	(61)
Excess tax benefits from stock-based compensation	(18,152)	(17,589)
Provision for deferred income taxes	—	826
Gain from disposal of property and equipment	(15)	(62)
Gain from divestiture of a business	(1,188)	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(51,321)	(21,587)
Prepaid expenses and other current assets	(9,266)	10,010
Accounts payable and accrued expenses	43,730	49,149
Deferred revenue	10,991	5,542
Other current liabilities	32	(2,897)
Other non-current assets and liabilities	(3,328)	(104)
Net cash provided by operating activities	392,176	377,307
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(27,420)	(306,030)
Purchases of property and equipment	(142,567)	(119,116)
Capitalization of internal-use software development costs	(55,171)	(39,921)
Purchases of short- and long-term marketable securities	(403,556)	(554,303)
Proceeds from sales of short- and long-term marketable securities	79,207	135,993
Proceeds from maturities of short- and long-term marketable securities	265,495	214,159
Proceeds from the sale of property and equipment	761	12
Other non-currents assets and liabilities	(3,320)	979
Net cash used in investing activities	(286,571)	(668,227)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	54,418	33,760
Excess tax benefits from stock-based compensation	18,152	17,589
Employee taxes paid related to net share settlement of stock-based awards	(28,559)	(26,566)
Repurchases of common stock	(112,408)	(111,649)
Net cash used in financing activities	(68,397)	(86,866)
Effects of exchange rate changes on cash and cash equivalents	(4,182)	1,239
Net increase (decrease) in cash and cash equivalents	33,026	(376,547)
Cash and cash equivalents at beginning of period	201,989	559,197
Cash and cash equivalents at end of period	$235,015	$182,650

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$44,191	$51,822
Non-cash financing and investing activities:
Purchases of property and equipment included in accrued expenses	$12,630	$12,939
Capitalization of stock-based compensation, net of impairments	$9,252	$6,694
Convertible note receivable received for divestiture of a business	$18,882	$—

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing online content and business applications. Akamai’s globally-distributed platform comprises more than 141,000 servers in approximately 1,200 networks in 90 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. Akamai currently operates in one industry segment: providing cloud services for delivering, optimizing and securing online content and business applications.

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the results of all interim periods reported herein.

Revision of Prior Period Amounts

In the first quarter of 2013, the Company conducted a reevaluation of its business model. Following the review, the Company determined it was appropriate to change the classification of cost of services and support and cost of network build-out and support from sales and marketing and general and administrative expenses, respectively, to costs of revenue because such costs directly support the Company's revenue. The Company has concluded that the prior classification was an error and that it is immaterial to all annual and quarterly periods previously presented. However, to facilitate period-over-period comparisons, the Company has revised its prior period financial statements to reflect the corrections in the period in which the expenses were incurred.

The effect of the revisions to the consolidated statements of operations for the three and nine months ended September 30, 2012, is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of revenue	$109,995	$24,226	$134,221	$320,018	$70,388	$390,406
Research and development	19,351	—	19,351	54,373	—	54,373
Sales and marketing	75,924	(20,718)	55,206	219,096	(58,415)	160,681
General and administrative	54,511	(3,508)	51,003	168,214	(11,973)	156,241
Amortization of acquired intangible assets	5,381	—	5,381	15,611	—	15,611
Restructuring charges	—	—	—	14	—	14
Total costs and operating expenses	$265,162	$—	$265,162	$777,326	$—	$777,326

The classification error did not affect reported revenue, total costs and operating expenses, income from operations, net income, net income per share, cash flows or any balance sheet line item.

During the third quarter of 2013, the Company identified immaterial classification errors in its historical consolidated statements of cash flows. The errors relate to the timing of cash payments for property and equipment, cash receipts from employees for common stock related to the Company's employee stock purchase plan and cash payments for lease deposits. The cash flows for these items were improperly reflected as changes in operating assets and liabilities rather than as investing or financing activities. There was no impact to the net change in cash and cash equivalents. The Company concluded these errors are immaterial to all annual and quarterly periods previously presented and has reflected the corrections as a revision to the consolidated statements of cash flows previously filed.

The effect of the revisions to the consolidated statements of cash flows for the nine months ended September 30, 2012, is as follows (in thousands):

	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	11,103	(1,093)	10,010
Accounts payable and accrued expenses	54,732	(5,583)	49,149
Other non-current assets and liabilities	(536)	432	(104)
Net cash provided by operating activities	383,551	(6,244)	377,307
Cash flows from investing activities:
Purchases of property and equipment	(119,256)	140	(119,116)
Other non-current assets and liabilities	—	979	979
Net cash used in investing activities	(669,346)	1,119	(668,227)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	28,635	5,125	33,760
Net cash used in financing activities	(91,991)	5,125	(86,866)
Net decrease in cash and cash equivalents	(376,547)	—	(376,547)

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

The Company implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its network assets, primarily servers, increased from three to four years effective January 1, 2013. This change decreased depreciation expense on network assets by approximately $10.3 million and $37.2 million, for the three and nine months ended September 30, 2013, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance and disclosure requirements for reporting of comprehensive income: amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material impact on the Company's consolidated financial results.

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

The following is a summary of available-for-sale marketable securities held as of September 30, 2013 and December 31, 2012 (in thousands):

		Gross Unrealized			Classification Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2013
Certificates of deposit	$219	$—	$—	$219	$171	$48
Corporate bonds	755,548	1,017	(514)	756,051	296,783	459,268
U.S. government agency obligations	195,386	45	(197)	195,234	34,346	160,888
	$951,153	$1,062	$(711)	$951,504	$331,300	$620,204

As of December 31, 2012
Certificates of deposit	$3,100	$—	$—	$3,100	$3,057	$43
Commercial paper	7,481	2	(1)	7,482	7,482	—
Corporate bonds	691,931	1,269	(205)	692,995	217,548	475,447
U.S. government agency obligations	189,607	95	(28)	189,674	7,505	182,169
	$892,119	$1,366	$(234)	$893,251	$235,592	$657,659

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income, net in the statements of operations. As of September 30, 2013, the Company did not hold any investment-related assets that had been in a continuous loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liability at September 30, 2013 and December 31, 2012 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of September 30, 2013
Cash Equivalents and Marketable Securities:
Money market funds	$778	$778	$—	$—
Certificates of deposit	4,252	4,252	—	—
Corporate bonds	756,051	—	756,051	—
U.S. government agency obligations	195,234	—	195,234	—
	$956,315	$5,030	$951,285	$—
Other Assets:
Note receivable	$21,195	$—	$—	$21,195

As of December 31, 2012
Cash Equivalents and Marketable Securities:
Money market funds	$22,255	$22,255	$—	$—
Certificates of deposit	7,473	7,473	—	—
Commercial paper	9,482	—	9,482	—
Corporate bonds	692,995	—	692,995	—
U.S. government agency obligations	189,674	—	189,674	—
	$921,879	$29,728	$892,151	$—
Other Liabilities:
Contingent consideration obligation related to Verivue acquisition	$(1,200)	$—	$—	$(1,200)

As of September 30, 2013 and December 31, 2012, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2013 and December 31, 2012, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive.

When developing fair value estimates, the Company maximizes the use of observable inputs and minimize the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company's Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The valuation technique used to measure fair value for the Company's Level 3 asset, which consists of a $25.0 million face value convertible note receivable that is due and payable on July 24, 2014, is primarily an income approach, where the expected weighted average future cash flows are discounted back to present value. The significant unobservable inputs used in the fair value measurement of the convertible note receivable are the probability of conversion to equity and the fair value of equity in which the note is convertible to. The valuation assumed a 90% probability of being converted to equity. If a 70% probability of conversion was used, the fair value of the note would have been $22.0 million.

The valuation technique used to measure fair value of the Company's Level 3 liability, which consists of contingent consideration related to the acquisition of Verivue, Inc. ("Verivue") (Note 6), is primarily an income approach. The significant unobservable input used in the fair value measurement of the contingent consideration is the likelihood of achieving defined levels of customer revenue.

Significant increases or decreases in the underlying assumptions used to value the Company's Level 3 asset and liability held at September 30, 2013 and December 31, 2012, respectively, could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

Contractual maturities of the Company’s available-for-sale marketable securities held at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Due in 1 year or less	$331,300	$235,592
Due after 1 year through 5 years	620,204	657,659
	$951,504	$893,251

The following table reflects the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2013 (in thousands):

	Other Assets: Note Receivable	Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2013	$—	$(1,200)
Fair value adjustment to contingent consideration for acquisition of Verivue included in general and administrative expense	—	1,200
Convertible note receivable from divestiture of a business	18,882	—
Unrealized gain on convertible note receivable included in other comprehensive income	2,313	—
Balance as of September 30, 2013	$21,195	$—

4. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Trade accounts receivable	$169,873	$143,533
Unbilled accounts	90,164	79,051
Gross accounts receivable	260,037	222,584
Allowance for doubtful accounts	(824)	(1,154)
Reserve for cash-basis customers	(2,760)	(2,653)
Total accounts receivable reserves	(3,584)	(3,807)
Accounts receivable, net	$256,453	$218,777

5. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2013 was as follows (in thousands):

Balance as of January 1, 2013 (1)	$723,701
Divestiture of Advertising Decision Solutions business	(1,939)
Acquisition of strategic network assets	29,509
Balance as of September 30, 2013	$751,271

(1) Balance as of January 1, 2013 has been revised to reflect purchase accounting measurement period adjustments (Note 6).

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consist of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$62,331	$(33,071)	$29,260
Customer relationships	115,100	(73,536)	41,564
Non-compete agreements	10,570	(4,084)	6,486
Trademarks and trade names	3,400	(907)	2,493
Acquired license rights	490	(490)	—
Total	$191,891	$(112,088)	$79,803

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$71,531	$(32,842)	$38,689
Customer relationships	104,700	(68,702)	35,998
Non-compete agreements	14,770	(7,645)	7,125
Trademarks and trade names	3,700	(958)	2,742
Acquired license rights	490	(490)	—
Total	$195,191	$(110,637)	$84,554

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2013 was $4.9 million and $16.7 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2012 was $5.4 million and $15.6 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2013, aggregate expense related to amortization of acquired intangible assets is expected to be $4.9 million for the remainder of 2013, and $20.6 million, $18.8 million, $14.0 million and $9.5 million for 2014, 2015, 2016 and 2017, respectively.

6. Business Acquisitions and Divestitures

Strategic Network Transaction

On November 30, 2012, the Company entered into a strategic alliance with AT&T Services, Inc. ("AT&T"). Under the agreement, AT&T became a reseller of the Company's services and the Company contracted to purchase bandwidth, co-location and related services from AT&T. The Company entered into the agreement with a goal of expanding its content delivery network customer base and developing a relationship with AT&T as a bandwidth and co-location service provider. The transaction meets the definition of a business combination and it was determined that the Company obtained control of the acquired assets in July 2013. The total consideration is $55.0 million, of which $27.5 million was paid during the third quarter of 2013. The remaining payment is recorded as an other current liability in the consolidated balance sheet and is expected to be paid in the fourth quarter of 2013.

The Company allocated $29.5 million of the consideration to goodwill and $16.1 million to acquired intangible assets. The allocation of the purchase price is preliminary, pending the finalization of the valuation of certain network assets acquired. The weighted average useful life of the intangible assets acquired is 9.8 years. The value of the goodwill acquired can be attributed to expected synergies between AT&T and the Company related to future customer expansion and cost reductions. The total amount of goodwill expected to be deducted for tax purposes is $29.5 million. The revenue and earnings included in the Company's consolidated financial statements since the acquisition date are not material. Pro forma results of the operations have not been presented because the effects are not material to the consolidated financial statements.

Verivue Acquisition

On December 4, 2012, the Company acquired all of the outstanding common and preferred stock of Verivue in exchange for $30.9 million in cash. In addition, the Company recorded a liability of $1.2 million for contingent consideration related to expected achievement of post-closing milestones. The Company acquired Verivue with a goal of complementing its Aura Network Solutions and accelerating time to market in providing a comprehensive, licensed content delivery network solution for network operators. The Company allocated $14.9 million of the cost of the acquisition to goodwill and $7.5 million to acquired intangible assets. The purchase price was finalized in the third quarter of 2013. The Company recorded a reduction of $5.8 million to goodwill upon the finalization of measurement period adjustments related to deferred tax assets and liabilities in the third quarter of 2013.

The total weighted average useful life of the intangible assets acquired from Verivue is 6.4 years. The value of the goodwill from the acquisition can be attributed to a number of business factors, including a trained technical workforce in place in the United States and expected cost synergies. The total amount of goodwill related to the acquisition of Verivue expected to be deducted for tax purposes is $3.0 million. As of March 31, 2013, the Company determined the agreed upon post-closing milestones were not expected to be achieved and therefore reversed the $1.2 million liability recorded at December 31, 2012 for the contingent consideration and recorded it as general and administrative expense in the consolidated statement of operations. As of September 30, 2013, the Company continues to believe the milestones will not be achieved.

FastSoft Acquisition

On September 13, 2012, the Company acquired all of the outstanding common and preferred stock of FastSoft, Inc. ("FastSoft") in exchange for $14.4 million in cash. The Company acquired FastSoft with a goal of complementing the Company's media delivery solutions with technology for optimizing the throughput of video and other digital content across IP networks. The Company allocated $7.1 million of the cost of the acquisition to goodwill and $3.7 million to acquired intangible assets. The allocation of the purchase price was finalized in the third quarter of 2013. The Company recorded a reduction of $1.8 million to goodwill upon the finalization of measurement period adjustments related to deferred tax assets and liabilities in the third quarter of 2013.

The total weighted average useful life of the intangible assets acquired from FastSoft is 9.0 years. The value of the goodwill from the acquisition can be attributed to a number of business factors, including a trained technical workforce in place in the United States and expected cost synergies. The total amount of goodwill related to the acquisition of FastSoft expected to be deducted for tax purposes is $1.7 million.

Cotendo Acquisition

On March 6, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Cotendo, Inc. ("Contendo") in exchange for $278.9 million in cash and assumption of unvested options. The Company acquired Cotendo with the intention of increasing the Company's pace of innovation in the areas of site acceleration and mobile optimization. The Company allocated $233.8 million of the cost of the acquisition to goodwill and $43.8 million to acquired intangible assets. The allocation of the purchase price has been finalized. The value of the goodwill from the acquisition of Cotendo can be attributed to a number of business factors, including potential sales opportunities to provide services to Cotendo customers; a trained technical workforce in place in the United States and Israel; an existing sales pipeline and a trained sales force; and cost synergies expected to be realized. The total weighted average amortization period for the intangible assets acquired from Cotendo is 7.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The total amount of goodwill related to the acquisition of Cotendo expected to be deducted for tax purposes is $44.4 million.

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

ADS Divestiture

Consistent with its strategy to prioritize higher-margin businesses, the Company sold its Advertising Decision Solutions ("ADS") business to MediaMath, Inc. ("MediaMath") in exchange for a $25.0 million face value convertible note receivable that is due and payable on July 24, 2014 (see Note 3). The transaction closed during the first quarter of 2013. These operations were not material to the Company's annual net sales, net income or earnings per share. No significant gains or losses were realized on this transaction. The accompanying interim consolidated financial statements for the nine months ended September 30, 2013 include the impact of approximately one month of ADS operations prior to the sale. All assets and liabilities used by the ADS operations have been excluded from the consolidated balance sheet presentation. Simultaneously with the sale, the Company entered into a multi-year relationship agreement whereby MediaMath will have exclusive rights to leverage the Company's pixel-free technology for use within digital advertising and marketing applications.

7. Stockholders’ Equity

Stock Repurchase Program

In April 2012, the Company's Board of Directors authorized a $150 million stock repurchase program covering a twelve-month period commencing on May 1, 2012. In January 2013, the Board of Directors authorized a $150 million extension of its share repurchase program, effective for a twelve-month period beginning February 1, 2013. In October 2013, the Board of Directors authorized a new $750 million share repurchase program, effective from October 16, 2013 through December 31, 2016. Unused amounts from the May 2012 program were not carried over to the program approved in January 2013, and unused amounts from the January 2013 program were not carried over to the October 2013 program.

During the three and nine months ended September 30, 2013, the Company repurchased 0.7 million and 2.8 million shares, respectively, of its common stock for $29.6 million and $112.4 million, respectively. During the three and nine months ended September 30, 2012, the Company repurchased 1.2 million and 3.6 million shares, respectively, of its common stock for $36.5 million and $111.6 million, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$2,885	$2,834	$8,230	$8,604
Research and development	4,583	4,427	12,819	13,258
Sales and marketing	10,048	8,746	29,278	25,671
General and administrative	6,963	6,628	21,884	21,647
Total stock-based compensation	24,479	22,635	72,211	69,180
Provision for income taxes	(8,272)	(9,242)	(24,581)	(27,114)
Total stock-based compensation, net of taxes	$16,207	$13,393	$47,630	$42,066

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $2.2 million and $6.1 million, respectively, before taxes. The Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $2.0 million and $5.7 million, respectively, before taxes.

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2013 (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investments	Total
Balance as of January 1, 2013	$(2,354)	$714	$(1,640)
Other comprehensive (loss) income	(4,810)	1,016	(3,794)
Balance as of September 30, 2013	$(7,164)	$1,730	$(5,434)

The tax effect on accumulated unrealized gain on investments was $1.0 million and $0.4 million as of September 30, 2013 and December 31, 2012, respectively. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the nine months ended September 30, 2013.

9. Restructuring

In prior years, the Company implemented workforce reductions across all areas of the Company. The Company recorded restructuring charges for the amount of one-time benefits provided to affected employees. Additionally, in connection with excess and vacated facilities under long-term non-cancelable leases, the Company recorded a restructuring charge for the estimated future lease payments, less estimated sublease income, for these vacated facilities. For the nine months ended September 30, 2013, the Company recorded additional restructuring charges related to workforce reductions and relocation expenses.

The following table summarizes the accrual and usage of the restructuring charges for the nine months ended September 30, 2013 (in thousands):

	Leases	Severance	Total
Beginning balance, January 1, 2013	$517	$124	$641
Restructuring charge	—	891	891
Cash payments	(122)	(821)	(943)
Ending balance, September 30, 2013	$395	$194	$589
Current portion of accrued restructuring included in other current liabilities	$105	$194	$299
Long-term portion of accrued restructuring included in other liabilities	$290	$—	$290

10. Income Taxes

The Company’s effective income tax rate, including discrete items, was 29.6% and 39.4% for the nine months ended September 30, 2013 and 2012, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties, and acquisitions of other companies.

During the third quarter of 2013, the Company completed an analysis of its domestic production activities deduction, which resulted in a net tax benefit of $16.5 million for the period from January 1, 2010 through September 30, 2013. The Company also recorded a discrete item during the nine months ended September 30, 2013 related to the reinstatement of the federal research and development credit at the beginning of 2013, which was retroactive to 2012.

For the nine months ended September 30, 2013, the effective income tax rate was lower than the federal statutory tax rate mainly due to the domestic production activities deduction, the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States, as well as the reinstatement of the federal research and development credit during 2013.  For the nine months ended September 30, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense.

During 2012, the Company corrected immaterial errors in its reported income tax expense attributable to prior fiscal periods. During the nine months ended September 30, 2013, the Company concluded the review that gave rise to the corrections and recorded an additional $1.4 million of income tax expense.

11. Net Income per Share

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$79,756	$48,231	$213,138	$135,697
Denominator:
Shares used for basic net income per share	178,235	177,455	178,008	178,040
Effect of dilutive securities:
Stock options	1,580	2,101	1,693	2,207
RSUs and deferred stock units	2,107	1,497	1,922	1,491
Shares used for diluted net income per share:	181,922	181,053	181,623	181,738
Basic net income per share	$0.45	$0.27	$1.20	$0.76
Diluted net income per share	$0.44	$0.27	$1.17	$0.75

For the three and nine months ended September 30, 2013 and 2012, certain potential outstanding stock options and service-based RSUs were excluded from the computation of diluted earnings per share because the effect of including these options and RSUs would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Options	1,308	2,438	1,782	2,735
Service-based RSUs	37	1,321	234	1,401
Performance-based RSUs	1,140	1,518	1,145	1,536
Total shares excluded from computation	2,485	5,277	3,161	5,672

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

Overview

We provide cloud services for delivering, optimizing and securing online content and business applications. We primarily derive income from sales of services to customers executing contracts with terms of one year or longer. We believe that this emphasis on longer-term contracts generally allows us to have a consistent and predictable base level of revenue which is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by minimizing customer cancellations or terminations and limiting the impact of price reductions reflected in contract renewals, and build on that base by adding new customers and increasing the number of services, features and functionalities that our existing customers purchase. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and the attractiveness of our services and technology.

Our revenue is impacted by a number of factors, including our ability to maintain our base of committed recurring revenues, the timing and variability of customer-specific one-time events, prices we are able to charge for our services, the amount of traffic we serve on our network and the impact of seasonal variations on our business. We have observed the following trends related to our revenue during the first three quarters of 2013:

•	We have been able to offset lost committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers.

•
Consistent with prior years, the unit prices offered to some customers have declined as a result of increased competition. These price reductions have primarily impacted customers for which we deliver high volumes of traffic over our network, such as digital media customers. To increase or maintain revenue and our profit margin, it is important that we continue to offset price declines with increased traffic, increased sales of incremental services to existing customers, enhanced efficiencies in our network and lower co-location and bandwidth expenses.

•	We experienced an increase in the rate of traffic in our video and software download solutions as compared to the first three quarters of 2012.

•
We experience variations in revenue from quarter to quarter; in particular, we typically experience higher revenue in the fourth quarter of the year due to increased usage of our services by retail customers. We also see lower revenue in the summer months, particularly in Europe, from both e-commerce and media customers because they typically use the Internet less frequently during that time. We also experience quarterly variations in revenue attributable to our software download solutions due to the nature and timing of software releases by our customers.

Our profitability is also impacted by our expense levels, including direct costs to support our revenue, such as co-location and bandwidth costs, and expenses incurred to support strategic initiatives that we anticipate will generate revenue in the future. We observed the following trends during the first three quarters of 2013 and discuss our expectations related to our cost of revenue and operating expenses:

•
We continued to reduce our network bandwidth costs per unit and to invest in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs may increase in the future as a result of expected higher traffic levels but would be partially offset by anticipated continued reductions in bandwidth costs per unit. To achieve these lower bandwidth costs per unit, we must effectively route traffic over our network through lower cost providers and continue to reduce our overall bandwidth pricing.

•
Co-location costs are a significant percentage of total cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs. We will need to continue to achieve such cost reductions to maintain and improve our profitability.

•
We implemented software and hardware initiatives to manage our global network more efficiently; as a result, the expected average useful life of our network assets, primarily servers, increased from three to four years, effective January 1, 2013. This change is expected to continue to decrease depreciation expense related to our network equipment during the remainder of 2013, as compared to 2012. Conversely, we expect to continue to enhance and add functionality to our service offerings, which increases our internal-use software development costs attributable to employees working on such projects. As a result, the amortization of internal-use software development costs, which we include in cost of revenue, has been higher in 2013 as compared to 2012.

•
We have increased our headcount by 695 full-time employees since the end of 2012, which is net of approximately 74 employees who were part of the Advertising Decision Solutions divestiture in the first quarter of 2013. We expect to continue to hire additional employees as we release new products and services, as well as continue our global expansion.

Based on our analysis of, among other things, the aforementioned trends and events, as of the date of this quarterly report on Form 10-Q, we expect to continue to generate net income on a quarterly and annual basis during 2013; however, our future results are likely to be affected by the factors discussed in the paragraphs above as well as those identified in the section captioned “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	33.4	38.9	33.0	39.2
Research and development expense	6.3	5.6	5.9	5.5
Sales and marketing expense	17.1	16.0	17.4	16.1
General and administrative expense	16.8	14.8	16.1	15.7
Amortization of acquired intangible assets	1.2	1.6	1.5	1.6
Restructuring charges	—	—	0.1	—
Total costs and operating expenses	74.8	76.9	74.0	78.0
Income from operations	25.2	23.1	26.0	22.0
Interest income, net	0.4	0.5	0.4	0.5
Other (expense) income, net	(0.1)	(0.1)	—	—
Income before provision for income taxes	25.5	23.5	26.4	22.5
Provision for income taxes	5.3	9.6	7.8	8.9
Net income	20.2%	13.9%	18.6%	13.6%

Revenue

Revenue during the periods presented is as follows (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue	$395.8	$345.3	14.6%	$1,141.9	$996.1	14.6%

During the three and nine months ended September 30, 2013, the increase in our revenue was driven by continued strong demand for our services. The increases in our revenue are attributable to the addition of new customers, increased sales of incremental services to our existing customers, amounts earned for traffic usage in excess of committed amounts and one-time events. These contributions to higher revenue were partially offset by lost committed recurring revenue, price declines and the divestiture of our Advertising Decision Solutions business.

For the three and nine months ended September 30, 2013, resellers accounted for 21% of revenue as compared to 22% and 21% of revenue, respectively, for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2013 and 2012, no single customer accounted for 10% or more of revenue.

For the three and nine months ended September 30, 2013, approximately 28% of our revenue was derived from our operations located outside of the United States, including 17% derived from Europe. For the three and nine months ended September 30, 2012, approximately 29% and 28%, respectively, of our revenue was derived from operations outside of the United States, including 16% and 17%, respectively, derived from Europe. No single country outside of the United States accounted for 10% or more of revenue during any of these periods. During the quarter, we continued to see strong growth from our operations in the Asia Pacific region and continued softening in our operations in Europe, the Middle East and Africa, primarily due to macroeconomic headwinds.

Changes in foreign currency exchange rates negatively impacted our revenue by $4.3 million during the third quarter of 2013 as compared to 2012.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Media Delivery Solutions	$189.1	$165.0	14.6%	$549.7	$478.1	15.0%
Performance and Security Solutions	173.9	146.2	18.9	498.4	420.8	18.4
Service and Support Solutions	32.8	24.5	33.9	91.7	67.1	36.7
Advertising Decision Solutions and other	—	9.6	(100.0)	2.1	30.1	(93.0)
Total revenue	$395.8	$345.3	14.6%	$1,141.9	$996.1	14.6%

The increase in Media Delivery Solutions revenue for the three and nine month periods ended September 30, 2013, as compared to the same periods in 2012, was due to increased online media consumption and higher software download volumes, particularly related to a large software release in the third quarter of 2013 from one of our customers and strong growth in usage by some of our largest, most strategic accounts. The increases in the three and nine months ended September 30, 2013, were partially offset by a large media customer finalizing the removal of its video content from our platform during the nine months ended September 30, 2013 resulting in loss of revenue as compared to the same periods in 2012.

The increase in Performance and Security Solutions revenue for the three and nine month periods ended September 30, 2013, as compared to the same periods in 2012, was due to increase in demand for our performance and security solutions from both new and existing customers.

The increase in the Service and Support Solutions revenue for the three and nine month periods ended September 30, 2013, as compared to the same periods in 2012, was due to an increase in sales of our services and support offerings to customers that augment their purchase of our core Media Delivery and Performance and Security solutions.

The Advertising Decision Solutions business was divested in the first quarter of 2013.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Bandwidth, network build-out and support-related fees	$31.5	$31.9	(1.3)%	$90.7	$96.4	(5.9)%
Co-location fees	32.2	32.9	(2.1)	97.2	99.7	(2.5)
Payroll and related costs	29.4	23.6	24.6	82.2	66.6	23.4
Stock-based compensation, including amortization of prior capitalized amounts	5.0	4.8	4.2	14.0	14.1	(0.7)
Depreciation and impairment of network equipment	22.0	30.8	(28.6)	60.5	86.3	(29.9)
Amortization of internal-use software	11.9	10.2	16.7	32.5	27.3	19.0
Total cost of revenue	$132.0	$134.2	(1.6)%	$377.1	$390.4	(3.4)%
As a percentage of revenue	33.4%	38.9%		33.0%	39.2%

In recent years, we have continued to reduce our network bandwidth costs per unit, co-location fees and other network-related expenses, which contributed to the decrease in our cost of revenue in the three and nine months ended September 30, 2013 as compared to the same periods in 2012. These decreases were the result of recent initiatives to manage our global network more efficiently and the reduction of our depreciation expense by increasing the expected average useful lives of our network assets.

This net decrease in cost of revenue was primarily due to decreases in:

•
depreciation expense of network equipment in place as of January 1, 2013 of approximately $8.2 million and $33.3 million for the three and nine months ended September 30, 2013, respectively, due to software and hardware initiatives we have implemented to manage our global network more efficiently, resulting in an increase in the expected average useful life of our network assets, primarily servers, from three to four years, effective January 1, 2013; and

•	amounts paid to network providers due to lower bandwidth and service-related fees due to reduced bandwidth costs per unit.

These decreases were partially offset by increases in:

•	payroll and related costs of service personnel due to headcount growth to support our revenue growth; and

•	amortization of internal-use software as we continued to invest in our infrastructure.

Cost of revenue during the three and nine months ended September 30, 2013 also included credits received of approximately $2.1 million and $7.1 million, respectively, from settlements and renegotiations from billing disputes related to bandwidth contracts. Cost of revenue during the three and nine months ended September 30, 2012 included similar credits received of approximately $3.1 million and $7.9 million, respectively.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services are consistent with the amounts reported in our Form 10-K for the year ended December 31, 2012.

We believe that cost of revenue will increase during the fourth quarter of 2013 as compared to the first three quarters of 2013. We expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic and additional co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, for the remainder of 2013, we anticipate amortization of internal-use software development costs to increase, along with increased payroll and related costs associated with our network and professional services personnel and related expenses. We plan to continue to make investments in our network in the expectation that our customer base will continue to expand. Conversely, we expect that depreciation expense for the remainder of 2013 will be lower than depreciation expense reported in the same period in 2012 due to the change in estimated useful lives of our network equipment.

We have revised cost of revenue reported in 2012 in the table above as a result of a reevaluation of our business model. Costs that were previously classified as sales and marketing and general and administrative are now classified as cost of revenue. See Note 1 to the unaudited consolidated financial statements included in this quarterly report for additional information and amounts revised.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Payroll and related costs	$36.5	$26.4	38.3%	$100.8	$75.6	33.3%
Stock-based compensation	4.6	4.5	2.2	12.8	13.3	(3.8)
Capitalized salaries and related costs	(17.7)	(12.3)	43.9	(50.1)	(37.1)	35.0
Other expenses	1.5	0.8	87.5	3.9	2.6	50.0
Total research and development	$24.9	$19.4	28.4%	$67.4	$54.4	23.9%
As a percentage of revenue	6.3%	5.6%		5.9%	5.5%

The increase in research and development expenses during the three and nine month periods ended September 30, 2013, as compared to the same periods in 2012, was due to increases in payroll and related costs as a result of continued growth in headcount to invest in new product development, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consisted of external consulting expenses and payroll and related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. During the three and nine months ended September 30, 2013, we capitalized $3.1 million and $9.3 million, respectively, of stock-based compensation. For the three and nine months ended September 30, 2012, we capitalized $2.5 million and $6.4 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenue over their estimated useful lives of two years.

We believe that research and development expenses will increase in absolute dollars during the remainder of 2013 as compared to the first three quarters of 2013 as we expect to continue to hire additional development personnel in order to make improvements to our core technology and develop new services.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Payroll and related costs	$48.6	$38.3	26.9%	$133.8	$105.0	27.4%
Stock-based compensation	10.0	8.7	14.9	29.3	25.7	14.0
Marketing and related costs	4.2	4.8	(12.5)	18.5	16.8	10.1
Other expenses	5.0	3.4	47.1	16.7	13.2	26.5
Total sales and marketing	$67.8	$55.2	22.8%	$198.3	$160.7	23.4%
As a percentage of revenue	17.1%	16.0%		17.4%	16.1%

The increase in sales and marketing expenses during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to higher payroll and related costs, as we invested in our sales organization in support of our go-to-market capacity and ongoing geographic expansion.

We believe that sales and marketing expenses will increase in absolute dollars during the remainder of 2013 as compared to the first three quarters of 2013 due to an expected increase in payroll and related costs as a result of continued headcount growth in our sales and marketing organization.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Payroll and related costs	$27.2	$21.1	28.9%	$75.6	$60.4	25.2%
Stock-based compensation	7.0	6.6	6.1	21.9	21.6	1.4
Depreciation	7.1	5.1	39.2	18.9	14.4	31.3
Provision for doubtful accounts	(0.1)	(0.5)	(80.0)	0.4	(0.9)	(144.4)
Facilities-related costs	11.5	8.6	33.7	31.5	25.5	23.5
Acquisition-related costs	1.3	0.3	333.3	0.6	5.1	(88.2)
Professional and other fees	12.6	9.8	28.6	34.5	30.1	14.6
Total general and administrative	$66.6	$51.0	30.6%	$183.4	$156.2	17.4%
As a percentage of revenue	16.8%	14.8%		16.1%	15.7%

The increase in general and administrative expenses for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to the expansion of company infrastructure to support investments in engineering and go-to-market capacity. We increased general and administrative headcount, external consulting support and our facility footprint in support of our investments in the business. These actions increased payroll and related costs, facilities-related costs, depreciation and professional and other fees for the three and nine months ended September 30, 2013, as compared to the same periods in 2012.

During the remainder of 2013, we expect general and administrative expenses to increase in absolute dollars as compared to the first three quarters of 2013 due to anticipated higher payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology and planned facility expansion.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Amortization of acquired intangible assets	$4.9	$5.4	(9.3)%	$16.7	$15.6	7.1%
As a percentage of revenue	1.2%	1.6%		1.5%	1.6%

Amortization of acquired intangible assets consists of amortization of intangible assets acquired in business combinations and amortization of acquired license rights.

The increase in amortization of acquired intangible assets for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the amortization of assets related to the acquisitions of Blaze, Cotendo, FastSoft and Verivue during 2012, partially offset by the write-off of intangible assets recorded as part of the divestiture of our Advertising Decisions Solutions business in 2013. The decrease in amortization of acquired intangible assets for the three months ended September 30, 2013 as compared to the same period in 2012 is related to the completion of amortization of intangible assets acquired in previous years. Based on our intangible assets at September 30, 2013, we expect amortization of acquired intangible assets to be approximately $4.9 million for the remainder of 2013, and $20.6 million, $18.8 million, $14.0 million and $9.5 million for 2014, 2015, 2016 and 2017, respectively.

Restructuring Charges

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Restructuring charges	$0.1	$—	—%	$0.9	$—	—%
As a percentage of revenue	—%	—%		0.1%	—%

The restructuring charge for the nine months ended September 30, of 2013 is the result of workforce reductions and relocation expenses.

Interest Income, Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Interest income, net	$1.5	$1.6	(6.3)%	$4.5	$4.9	(8.2)%
As a percentage of revenue	0.4%	0.5%		0.4%	0.5%

Interest income, net consists of interest earned on invested cash balances and marketable securities.

Other (Expense) Income, Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Other (expense) income, net	$(0.3)	$(0.2)	50.0%	$(0.1)	$0.4	(125.0)%
As a percentage of revenue	(0.1)%	(0.1)%		—%	—%

Other (expense) income, net primarily represents net foreign exchange gains and losses incurred and other non-operating expense and income items. The fluctuations in other (expense) income, net for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to foreign currency exchange rate fluctuations on inter-company and other non-functional currency transactions. Other (expense) income, net may fluctuate in the future based upon changes in foreign exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2013	2012	% Change	2013	2012	% Change
Provision for income taxes	$20.9	$33.3	(37.2)%	$89.5	$88.4	1.2%
As a percentage of revenue	5.3%	9.6%		7.8%	8.9%
Effective income tax rate	20.8%	40.8%		29.6%	39.4%

For the nine months ended September 30, 2013, our effective income tax rate was lower than the federal statutory tax rate mainly due to the retroactive adoption of the domestic production activities deduction which resulted in a net tax benefit of $16.5 million for the period from January 1, 2010 through September 30, 2013, the reinstatement of the federal research and development credit at the beginning of 2013, which included a one-time retroactive impact for fiscal year 2012, as well as the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States. For the nine months ended September 30, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

The increase in the provision for income taxes in the nine months ended September 30, 2013 as compared to the same period in 2012 was mainly due to the increase in operating income, partially offset by the domestic production activities deduction, the federal research and development credit and a change in the composition of projected income in different jurisdictions.

While we expect our effective income tax rate to increase during the remainder of 2013, this expectation does not take into consideration the effect of one-time discrete items that may be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP net income, non-GAAP net income per diluted share and Adjusted EBITDA, as discussed below.

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

The non-GAAP adjustments, and our basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets – We have incurred amortization of intangible assets, included in our GAAP financial statements, related to various acquisitions we made. The amount of an acquisition's purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Therefore, we exclude amortization of acquired intangible assets from non-GAAP financial measures to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•
Stock-based compensation and amortization of capitalized stock-based compensation – Although stock-based compensation is an important aspect of the compensation we pay to our employees and executives, the expense varies with changes in the stock price and market conditions at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret. Therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from non-GAAP financial measures in order to better understand the performance of our core business performance and to be consistent with the way the investors evaluate our performance and compare our operating results to those of peer companies.

•
Acquisition-related costs – Acquisition-related costs include transaction fees, due diligence costs and other one-time direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on magnitude of our acquisition transactions.

•
Restructuring charges – We have incurred restructuring charges, included in our GAAP financial statements, primarily due to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from non-GAAP financial measures when evaluating our continuing business performance as such items are not consistently recurring and not do reflect expected future operating expense nor, in our view, do they provide meaningful insight into the fundamentals of our current or past operations.

•
Gain and other activity related to divestiture of a business – We recognized a gain and other activity associated with the divestiture of our Advertising Decisions Solutions business. We exclude gains and other activity related to divestiture of a business from our non-GAAP financial measures because transactions of this nature occur infrequently and are not considered part of our core business operations.

•
Income tax effect of non-GAAP adjustments – The non-GAAP adjustments described above and listed in the table below are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as recording or release of valuation allowances), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to more properly reflect the income attributable to our core operations.

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$79.8	$48.2	$213.1	$135.7
Amortization of acquired intangible assets	4.9	5.4	16.7	15.6
Stock-based compensation	24.5	22.6	72.2	69.2
Amortization of capitalized stock-based compensation	2.2	2.0	6.1	5.7
Acquisition-related costs	0.2	0.3	0.6	5.1
Restructuring charges	0.1	—	0.9	—
Gain and other activity related to divestiture of a business	1.1	—	(1.2)	—
Income tax effect of above non-GAAP adjustments	(22.4)	(9.7)	(40.9)	(30.0)
Total non-GAAP net income	$90.3	$68.9	$267.5	$201.3
Non-GAAP net income per diluted share	$0.50	$0.38	$1.47	$1.11
Shares used in per share calculations	181.9	181.1	181.6	181.7

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest, income taxes, depreciation and amortization of tangible and intangible assets, stock-based compensation; amortization of capitalized stock-based compensation; restructuring charges; acquisition-related costs; certain gains and losses on investments; gains, losses and other activity related to divestiture of a business; foreign exchange gains and losses; loss on early extinguishment of debt; gains and losses on legal settlements and other non-recurring or unusual items that may arise from time to time.

Impact of Foreign Currency Exchange Rates on Revenue

Revenue from our international operations has historically represented a significant portion of our total revenue. Consequently, our revenue results have been impacted, and management expects they will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, when the local currencies of our foreign subsidiaries weaken, our consolidated results stated in U.S. dollars are negatively impacted.

Because exchange rates are an important factor in understanding period-to-period comparisons, management believes the presentation of the impact of foreign currency exchange rates on revenue enhances the understanding of our revenue results and evaluation of performance in comparison to prior periods. The information presented is calculated by translating current period results using the same average foreign currency exchange rates per month from the comparative period.

The following table reconciles GAAP net income to Adjusted EBITDA for the periods presented (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$79.8	$48.2	$213.1	$135.7
Amortization of acquired intangible assets	4.9	5.4	16.7	15.6
Stock-based compensation	24.5	22.6	72.2	69.2
Amortization of capitalized stock-based compensation	2.2	2.0	6.1	5.7
Acquisition-related costs	0.2	0.3	0.6	5.1
Restructuring charges	0.1	—	0.9	—
Gain and other activity related to divestiture of a business	1.1	—	(1.2)	—
Interest income, net	(1.5)	(1.6)	(4.5)	(4.9)
Provision for income taxes	20.9	33.3	89.5	88.4
Depreciation and amortization	40.9	46.1	111.7	127.9
Other expense (income), net	0.3	0.2	0.1	(0.4)
Adjusted EBITDA	$173.3	$156.5	$505.2	$442.3

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities, proceeds from exercises of stock awards and cash generated by operations.

As of September 30, 2013, our cash, cash equivalents and marketable securities, which consisted of corporate bonds and U.S. government agency securities, totaled $1.2 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2013, we had cash and cash equivalents of $121.9 million held in accounts outside the United States. An immaterial amount of these funds would be subject to United States federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the United States are subject to, or offset by, inter-company obligations to our parent company in the United States and, therefore, are not subject to United States federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the United States.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in millions)	2013	2012
Net income	$213.1	$135.7
Non-cash reconciling items included in net income	188.3	201.5
Changes in operating assets and liabilities	(9.2)	40.1
Net cash flows provided by operating activities	$392.2	$377.3

The increase in cash provided by operating activities for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increased profitability, offset by the timing of collections and payments of working capital. We expect that cash provided by operating activities will increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.

We have revised cash provided by operating activities reported in 2012 in the table above as a result of immaterial cash flow classification errors identified between operating, investing and financing activities. The same amounts have been revised in the cash used in investing and financing activities tables below. See Note 1 to the unaudited consolidated financial statements included in this quarterly report for additional information and amounts revised.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in millions)	2013	2012
Cash paid for acquired businesses, net of cash acquired	$(27.4)	$(306.0)
Purchases of property and equipment and capitalization of internal-use software costs	(197.7)	(159.0)
Net marketable securities activity	(58.9)	(204.2)
Other investing activity	(2.6)	1.0
Net cash used in investing activities	$(286.6)	$(668.2)

The decrease in cash used in investing activities for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily relates to the acquisitions of Blaze, Cotendo and FastSoft in 2012, with no corresponding acquisitions of the same magnitude in the same period in 2013. The decrease also relates to the timing of purchases and sales of marketable securities, offset by an increase in our capital expenditures.

Cash Used in Financing Activities

	For the Nine Months Ended September 30,
(in millions)	2013	2012
Activity related to stock-based compensation	$44.0	$24.7
Repurchases of common stock	(112.4)	(111.6)
Net cash used in financing activities	$(68.4)	$(86.9)

The decrease in cash used in financing activities during the nine months ended September 30, 2013 as compared to the same period in 2012, is the result of increases in proceeds received from our stock-based compensation plans.

In April 2012, our Board of Directors authorized a $150 million stock repurchase program covering a twelve-month period commencing on May 1, 2012. In January 2013, the Board of Directors authorized a $150 million extension of its share repurchase program, effective for a twelve-month period beginning February 1, 2013. In October 2013, the Board of Directors authorized a $750 million share repurchase program, effective from October 16, 2013 through December 31, 2016. Unused amounts from the May 2012 program were not carried over to the program approved in January 2013, and unused amounts from the January 2013 program were not carried over to the October 2013 program. The goal of the October 2013 share repurchase program is to both offset dilution from our equity compensation plans and to return value to shareholders.

During the nine months ended September 30, 2013, we repurchased 2.8 million shares of common stock at an average price of $39.65 per share for an aggregate of $112.4 million. During the nine months ended September 30, 2012, we repurchased 3.6 million shares of common stock at an average price of $31.31 per share for an aggregate of $111.6 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Repurchases under the October 2013 plan will be executed in the open market subject to Rule 10b-18, and may also be made under a Rule 10b5-1 plan, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities. See Item 2 of Part II of this quarterly report on Form 10-Q for more detailed information about our repurchases.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance and disclosure requirements for reporting of comprehensive income: amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material impact on our consolidated financial results.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended September 30, 2013 was determined to be immaterial.

As of September 30, 2013, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three and nine months ended September 30, 2013.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of September 30, 2013 and December 31, 2012, one customer had an account receivable balance of 10% of our accounts receivable. We believe that, at September 30, 2013, concentration of credit risk related to accounts receivable was not significant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. The ability to provide new and innovative solutions to address the evolving ways enterprises use the Internet is important to our future growth and profitability. If we fail to do so, our operating results will likely be significantly harmed. If other companies develop technological or business model innovations in the markets we seek to address that are, or are perceived to be, equivalent or superior to our services, then we could lose market share and our revenue and profitability would also suffer. In addition, our customers' business models may change in ways that we do not anticipate, and the failure to address these changes could reduce or eliminate our customers' needs for our services. The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not successfully execute our technology initiatives because of errors in planning or timing, technical or operational hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources.

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

We have been increasing our investment in personnel and other resources related to our engineering, sales, services and marketing functions as we focus on innovation and expansion of our operations, particularly in areas such as web acceleration services, media delivery services, carrier products, hybrid cloud optimization services, and security solutions. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators, product makers and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenues. The need to develop such relationships can be particularly acute in areas outside of the United States. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force, a past lack of strategic focus on such arrangements and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channel. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for the sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.

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

As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals.

We have greatly increased our employee base in recent years. It is important to our continued success that we hire qualified employees, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.

As our business evolves, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, affected customers may be entitled to credits. Our network or services could be disrupted by numerous events, including natural disasters, unauthorized access to our servers, failure or refusal of our third-party network providers to provide the necessary capacity, power losses, human error and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users.

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

We may have insufficient transmission and co-location space, which could result in disruptions to our services and loss of revenues.

Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business or networks imposing traffic limits. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. Any failure of network providers on which we rely to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or disruption to, service to our customers and ultimately loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our profitability.

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

We have completed numerous acquisitions in recent years. If attractive acquisition opportunities arise in the future, we may seek to enter into additional business combinations or purchases. We may also enter into other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•	the difficulty of integrating the operations and personnel of acquired companies;

•	the potential disruption of our ongoing business;

•	the potential distraction of management;

•	expenses related to the transactions;

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and

•	potential unknown liabilities associated with acquired businesses.

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

Certain of our service offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable. Certain open-source code is governed by license agreements, the terms of which could require users of such software to make any derivative works of the software available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. We periodically review our compliance with the open-source licenses we use and do not believe we will be required to make our proprietary software freely available. However, if a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software available at no cost.

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

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. If the U.S. government fails to reach a budget compromise in 2013 or 2014, automatic spending cuts, a government shutdown and tax increases could impact the economy and the businesses of our customers. In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate, thus reducing the purchasing power of European customers, which could limit the amount of services they purchase from us. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

A portion of our revenues is derived from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. While we have implemented a foreign currency hedging program to mitigate transactional exposures, there is no guarantee that such program will be fully effective.

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

Provisions of our charter, by-laws and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2013:

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
July 1, 2013 – July 31, 2013	298,800	$43.73	298,800	$63,745,885	(5)
August 1, 2013 – August 31, 2013	283,898	46.61	283,898	50,512,857	(5)
September 1, 2013 – September 30, 2013	70,961	46.85	70,961	47,188,509	(5)
Total	653,659	$45.32	653,659	$47,188,509	(5)

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program. All repurchases were made in open market transactions.

(3)	Includes commissions paid.

(4)	In January 2013, the Board of Directors authorized a $150 million share repurchase program, effective for a twelve-month period beginning February 1, 2013.

(5)
Reflects $150 million from the January 2013 repurchase program minus the total aggregate amount purchased thereunder to date and the aggregate commissions paid in connection therewith. In October 2013, a new $750 million share repurchase program was authorized by our Board of Directors effective from October 16, 2013 through December 31, 2016. The remaining amounts available under the January 2013 program of $47.2 million will not carry over into the October 2013 program.

Item 5. Other Information

Revision of Prior Period Amounts

In the first quarter of 2013, the Company conducted a reevaluation of its business model. Following the review, the Company determined it was appropriate to change the classification of cost of services and support and cost of network build-out and support from sales and marketing and general and administrative expenses, respectively, to costs of revenue because such costs directly support the Company's revenue. The Company has concluded that the prior classification was an error and that it is immaterial to all annual and quarterly periods previously presented. However, to facilitate period-over-period comparisons, the Company has revised its prior period financial statements to reflect the corrections in the period in which the expenses were incurred.

The effect of the revisions to the consolidated statements of operations for the years presented below is as follows (in thousands):

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Cost of revenue	$431,911	$97,989	$529,900
Research and development	74,744	—	74,744
Sales and marketing	304,404	(81,056)	223,348
General and administrative	227,033	(16,933)	210,100
Amortization of acquired intangible assets	20,962	—	20,962
Restructuring charges	406	—	406
Total costs and operating expenses	$1,059,460	$—	$1,059,460

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
Cost of revenue	$374,543	$79,162	$453,705
Research and development	52,333	—	52,333
Sales and marketing	227,331	(64,314)	163,017
General and administrative	191,726	(14,848)	176,878
Amortization of acquired intangible assets	17,070	—	17,070
Restructuring charges	4,886	—	4,886
Total costs and operating expenses	$867,889	$—	$867,889

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
Cost of revenue	$303,403	$72,957	$376,360
Research and development	54,766	—	54,766
Sales and marketing	226,704	(59,822)	166,882
General and administrative	167,779	(13,135)	154,644
Amortization of acquired intangible assets	16,657	—	16,657
Total costs and operating expenses	$769,309	$—	$769,309

The effect of the revisions to the consolidated statements of operations for each of the periods presented below is as follows (in thousands):

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Revised
Cost of revenue	$102,566	$22,359	$124,925
Research and development	17,480	—	17,480
Sales and marketing	67,290	(18,295)	48,995
General and administrative	55,706	(4,064)	51,642
Amortization of acquired intangible assets	4,767	—	4,767
Restructuring charges	60	—	60
Total costs and operating expenses	$247,869	$—	$247,869

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of revenue	$107,457	$23,803	$131,260	$210,023	$46,162	$256,185
Research and development	17,542	—	17,542	35,022	—	35,022
Sales and marketing	75,882	(19,402)	56,480	143,172	(37,697)	105,475
General and administrative	57,997	(4,401)	53,596	113,703	(8,465)	105,238
Amortization of acquired intangible assets	5,463	—	5,463	10,230	—	10,230
Restructuring (benefit) charges	(46)	—	(46)	14	—	14
Total costs and operating expenses	$264,295	$—	$264,295	$512,164	$—	$512,164

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of revenue	$109,995	$24,226	$134,221	$320,018	$70,388	$390,406
Research and development	19,351	—	19,351	54,373	—	54,373
Sales and marketing	75,924	(20,718)	55,206	219,096	(58,415)	160,681
General and administrative	54,511	(3,508)	51,003	168,214	(11,973)	156,241
Amortization of acquired intangible assets	5,381	—	5,381	15,611	—	15,611
Restructuring charges	—	—	—	14	—	14
Total costs and operating expenses	$265,162	$—	$265,162	$777,326	$—	$777,326

	Three Months Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Cost of revenue	$111,893	$27,601	$139,494
Research and development	20,371	—	20,371
Sales and marketing	85,308	(22,641)	62,667
General and administrative	58,819	(4,960)	53,859
Amortization of acquired intangible assets	5,351	—	5,351
Restructuring charges	392	—	392
Total costs and operating expenses	$282,134	$—	$282,134

The classification error did not affect reported revenues, total costs and operating expenses, income from operations, net income, net income per share, our cash flows or any balance sheet item.

During the third quarter of 2013, the Company identified immaterial classification errors in its historical consolidated statements of cash flows. The errors relate to the timing of cash payments for property and equipment, cash receipts from employees for common stock related to the Company's employee stock purchase plan and cash payments for lease deposits. The cash flows for these items were improperly reflected as changes in operating assets and liabilities rather than as investing or financing activities. There was no impact to the net change in cash and cash equivalents. The Company concluded these errors are immaterial to all annual and quarterly periods previously presented and has reflected the corrections as a revision to the consolidated statements of cash flows previously filed.

The effect of the revisions to the consolidated statements of cash flows for the years presented below, is as follows (in thousands):

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	6,066	291	6,357
Accounts payable and accrued expenses	59,653	(981)	58,672
Other non-current assets and liabilities	(4,070)	305	(3,765)
Net cash provided by operating activities	530,405	(385)	530,020
Cash flows from investing activities:
Purchases of property and equipment	(165,642)	(1,131)	(166,773)
Other non-current assets and liabilities	—	1,062	1,062
Net cash used in investing activities	(779,041)	(69)	(779,110)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	44,660	454	45,114
Net cash used in financing activities	(108,483)	454	(108,029)
Net decrease in cash and cash equivalents	(357,208)	—	(357,208)

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	(7,014)	2,186	(4,828)
Accounts payable and accrued expenses	15,184	(7,970)	7,214
Other non-current assets and liabilities	8,704	(493)	8,211
Net cash provided by operating activities	452,555	(6,277)	446,278
Cash flows from investing activities:
Purchases of property and equipment	(140,218)	6,773	(133,445)
Other non-current assets and liabilities	272	(546)	(274)
Net cash provided by investing activities	171,123	6,227	177,350
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	25,252	50	25,302
Net cash used in financing activities	(294,088)	50	(294,038)
Net increase in cash and cash equivalents	327,331	—	327,331

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	(12,089)	(462)	(12,551)
Accounts payable and accrued expenses	20,529	(568)	19,961
Other non-current assets and liabilities	1,306	1,403	2,709
Net cash provided by operating activities	402,455	373	402,828
Cash flows from investing activities:
Purchases of property and equipment	(159,276)	92	(159,184)
Other non-current assets and liabilities	338	(941)	(603)
Net cash used in investing activities	(335,359)	(849)	(336,208)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	45,776	476	46,252
Net cash used in financing activities	(17,676)	476	(17,200)
Net increase in cash and cash equivalents	50,561	—	50,561

The effect of the revisions to the consolidated statements of cash flows for the periods presented below, is as follows (in thousands):

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Prepaid expenses and other current assets	(14,035)	2,588	(11,447)
Accounts payable and accrued expenses	7,838	(12,366)	(4,528)
Other non-current assets and liabilities	(2,257)	(38)	(2,295)
Net cash provided by operating activities	103,040	(9,816)	93,224
Cash flows from investing activities:
Purchases of property and equipment	(46,478)	2,647	(43,831)
Net cash used in investing activities	(86,886)	2,647	(84,239)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	3,195	7,169	10,364
Net cash used in financing activities	(50,279)	7,169	(43,110)
Net decrease in cash and cash equivalents	(36,714)	—	(36,714)

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Prepaid expenses and other current assets	(19,106)	2,898	(16,208)
Accounts payable and accrued expenses	25,311	(1,616)	23,695
Other non-current assets and liabilities	(1,849)	244	(1,605)
Net cash provided by operating activities	232,762	1,526	234,288
Cash flows from investing activities:
Purchases of property and equipment	(100,847)	(1,375)	(102,222)
Other non-current assets and liabilities	—	(362)	(362)
Net cash used in investing activities	(158,150)	(1,737)	(159,887)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	28,050	211	28,261
Net cash used in financing activities	(66,235)	211	(66,024)
Net increase in cash and cash equivalents	2,876	—	2,876

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	4,309	3,174	7,483
Accounts payable and accrued expenses	(5,798)	286	(5,512)
Other non-current assets and liabilities	(566)	462	(104)
Net cash provided by operating activities	92,503	3,922	96,425
Cash flows from investing activities:
Purchases of property and equipment	(30,433)	(9,580)	(40,013)
Other non-current assets and liabilities	—	486	486
Net cash used in investing activities	(498,207)	(9,094)	(507,301)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	7,078	5,172	12,250
Net cash used in financing activities	(9,076)	5,172	(3,904)
Net decrease in cash and cash equivalents	(414,473)	—	(414,473)

	Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	8,972	(279)	8,693
Accounts payable and accrued expenses	10,141	(802)	9,339
Other non-current assets and liabilities	495	299	794
Net cash provided by operating activities	242,055	(782)	241,273
Cash flows from investing activities:
Purchases of property and equipment	(72,620)	(338)	(72,958)
Other non-current assets and liabilities	—	1,009	1,009
Net cash used in investing activities	(555,418)	671	(554,747)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	22,569	111	22,680
Net cash used in financing activities	(61,704)	111	(61,593)
Net decrease in cash and cash equivalents	(376,201)	—	(376,201)

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	11,103	(1,093)	10,010
Accounts payable and accrued expenses	54,732	(5,583)	49,149
Other non-current assets and liabilities	(536)	432	(104)
Net cash provided by operating activities	383,551	(6,244)	377,307
Cash flows from investing activities:
Purchases of property and equipment	(119,256)	140	(119,116)
Other non-current assets and liabilities	—	979	979
Net cash used in investing activities	(669,346)	1,119	(668,227)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	28,635	5,125	33,760
Net cash used in financing activities	(91,991)	5,125	(86,866)
Net decrease in cash and cash equivalents	(376,547)	—	(376,547)

Item 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 11, 2013	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) Notes to Unaudited Consolidated Financial Statements.