Form 10-K
period 2013-12-31
AKAMAI TECHNOLOGIES INC
filed 2014-03-03
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27275
Akamai Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Cambridge Center
Cambridge, Massachusetts 02142
(Address of principle executive offices) (Zip Code)

Registrant’s telephone number, including area code: (617) 444-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,338.4 million based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market on June 28, 2013.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 25, 2014: 178,535,932 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2014 Annual Meeting of Stockholders to be held on May 14, 2014 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Item 1. Business

Overview

Akamai provides cloud services for delivering, optimizing and securing online content and business applications. Our solutions range from delivery of conventional content on websites, to tools that support the delivery and operation of cloud-based applications, to live and on-demand streaming video capabilities – all designed to help our customers interact with people accessing the Internet from myriad devices and locations around the world. We believe that our solutions offer unmatched reliability, sophistication and security and help customers save money by enabling them to reduce expenses associated with internal infrastructure build-outs. In short, our core solutions are designed to help organizations efficiently offer websites that improve visitor experiences and increase the effectiveness of their Internet-focused operations.

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

Our Internet website address is www.akamai.com. We make available, free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission, or the Commission, as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

Making the Cloud Work for our Customers

The Internet plays a crucial role in the way companies, government agencies and other enterprises conduct business and reach the public. Enterprises want to offer a dynamic, consistent, secure experience for millions of end users and to take advantage of the potential cost savings of cloud computing – using third party server facilities to enable Internet operations. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today's communication demands or the dramatic expansion in the number and types of devices individuals use to access it. The ad hoc architecture presents potential problems for its widespread usage today, such as:

•	traffic congestion at data centers and between networks;

•	Internet traffic exceeding the capacity of routing equipment;

•	absence of a coordinated security system to protect against hackers, bots and other malefactors that want to steal assets and disrupt the functioning of the Web; and

•	“last mile” issues – Internet bandwidth constraints between an end user and the Internet access provider.

These potential problems intersect with the features of what we call the hyperconnected world, including:

•	increasingly dynamic and personalized websites;

•	growth in the transmission of rich content, including high definition, or HD, video, music and games;

•	rapid expansion in the use of mobile devices leveraging different technologies and delivery systems; and

•	the desire of millions of consumers worldwide to be able to enjoy the same high-quality experience across all of the devices they use.

Achieving an enterprise's goals in the face of these challenges is made more difficult by internal technology issues. Driven by competition, globalization and expense-containment strategies, companies need an agile cloud-based infrastructure that cost-effectively meets real-time strategic and business objectives. The dramatic increase in Internet usage places extensive demands on infrastructure; however, expanding internal systems to meet routine demand can be cost-prohibitive. Keeping pace with new developments can also be a difficult challenge. Special marketing or promotional initiatives or unanticipated one-time events, such as important unanticipated news, may draw millions of additional visitors to a company's website over a brief period of time. Putting in place incremental internal infrastructure to deal with such spikes is usually impractical and expensive. Network operators themselves are challenged to profitably manage consumer access to the Internet over their networks; recouping the costs of the infrastructure build-outs they need to make is generally not supported by their traditional business models.

Akamai offers solutions to assist enterprises and network operators in meeting their goals in spite of the challenges at the intersection of the Internet and the hyperconnected world. In particular, our services are designed to help companies, government agencies and other enterprises improve the performance, reliability and security of their Internet-facing operations. For network operators, we have developed solutions designed to enable them to leverage Akamai's technology – and its potential benefits – within their own networks to sell content delivery solutions to enterprises and federate with Akamai's network.

With all of our solutions, we seek to make using the cloud a viable approach for customers by addressing the following market needs in a way that is affordable:

Superior Performance. Commercial enterprises invest in websites to attract customers, transact business and provide information about themselves. Our solutions are designed to help customers improve the performance of their websites without the need for them to make the significant investment required to develop their own Internet-related infrastructure. Instead, we have more than 140,000 servers deployed in more than 1,200 networks around the world so that content and applications can be delivered from Akamai servers located closer to website visitors from what we call the “edge” of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations for our customers.

Scalability. With the proliferation of HD video and other types of rich content and the emergence of the Internet as a crucial sales channel, enterprises of all types must be able to handle rapidly increasing numbers of requests for bandwidth-intensive digital media assets. Websites must also be able to process millions of transactions, particularly during busy seasons. In all of these instances, it can be difficult and expensive to manage such peaks. With our vast distributed network and proprietary software technology, we believe we are uniquely able to handle today's traffic volumes as well as planned and unplanned traffic peaks. We have deployed servers with network providers of many different sizes and footprints and have over 1,000 peering relationships. Leveraging this distributed network, our platform is architected with the robustness and flexibility to enable us to provide an on-demand solution to address our customers' capacity needs, helping them avoid expensive investment in a centralized infrastructure.

Security. Internet-based security threats, such as viruses, worms, hactivists, information theft and other intrusions, can impact every measure of performance, including information security, speed, reliability and customer confidence. Security is a key component of our technology platform; we deploy flexible, intelligent cloud-based defense capabilities to help organizations guard the perimeter of their networks and bolster security without sacrificing performance. We also offer specific security-focused solutions designed to provide protection for our customers’ operations in the cloud.

Functionality. Websites have become increasingly dynamic, complex and sophisticated. To meet these challenges, we offer an array of advanced features designed to help our customers accelerate dynamic content and applications, more effectively manage their online media assets, optimize how pages load on individual browsers and adapt content for access through mobile devices.

Our Core Solutions

Media Delivery Solutions

Akamai's Media Delivery Solutions are designed to enable enterprises to execute digital media and software distribution strategies by improving the end-user experience, boosting reliability and scalability and reducing the cost of Internet-related infrastructure. Customers of these services typically consist of media and software companies.

Media Experience

As the demand for Internet access to music, movies, games, streaming news, sporting events and social networking communities grows, there are many challenges to profitably offering media assets online, particularly with respect to user-generated content and HD video. By relying on our technology and solutions, customers can bypass internal constraints such as traditional server and bandwidth limitations to better handle peak traffic conditions and provide their site visitors with access to larger file sizes. Customers of our Media Experience offerings can also take advantage of complementary features such as digital rights management protections, storage, media management tools and reporting functionalities.

Our Media Experience suite is made up of three key elements designed to provide superior quality viewing experiences: Delivery and Storage, Media Workflow, and Media Analytics. Each element may be used individually to address specific online media needs or together as a complete, simplified one-stop platform for online content distribution.

•
Delivery and Storage – Our HTTP delivery network supports progressive media downloading and adaptive bitrate streaming to a variety of player platforms, including Flash®, iOS/Quicktime®, Silverlight®, and HTML5. Our platform's global reach, reliability and rapid scalability are designed to address the toughest media delivery challenges. In addition, our NetStorage solution provides globally-distributed, cloud-based storage that may be used for content origin, workflow staging and advanced feature enablement, such as DVR-enabled live streaming.

•
Media Workflow – We offer cloud-based media streaming and distribution solutions that serve content across video devices, while delivering turn-key solutions in a secure, efficient and open media work flow. These solutions include transcoding and stream packaging services; an Akamai media player that incorporates advanced heuristics and network server mapping designed to support high-quality video delivery; content protection and conditional access technologies; identity services; and digital locker services.

•
Media Analytics – Our analytics solution is designed to provide our customers with quality of service and other measurement capabilities for post event analysis, real-time quality awareness and the ability to troubleshoot issues to the individual viewer level.

Software Distribution

Due to the expanding prevalence of broadband access, distribution of computer software has moved primarily to the Internet where traffic conditions and high loads can dramatically diminish software download speed and reliability. Furthermore, surges in traffic from product launches or periodic distributions of anti-virus security updates can overwhelm traditional centralized software delivery infrastructure, adversely affecting website performance and causing users to be unable to download software. Our Software Distribution solution handles the distribution of software for our customers. Our network is designed to withstand large surges in traffic related to software launches and other distributions with a goal of improved customer experiences, increased use of electronic delivery and successful online product launches. We also offer a number of tools to enhance the effectiveness of this distribution model including electronic download receipts, storage, a download manager that provides end users with control over the handling of files received and reporting. This solution is appropriate for software companies of all types including consumer, enterprise, anti-virus and gaming software companies.

Performance and Security Solutions

Our Performance and Security Solutions are designed to take advantage of our core content and application delivery and security technologies to make the Internet work better for our customers.

Consumer Web Experience

Akamai's content delivery acceleration solutions are designed to accelerate business-to-consumer websites that integrate rich, collaborative content and applications into their online architecture. Leveraging our worldwide network of servers and sophisticated mapping and routing technologies, we provide whole-site and object delivery for our customers' websites. As a result, our customers have access to a more efficient way to implement and maintain a global Internet presence. These services are appropriate for enterprises of all types as well as government agencies. Key offerings include:

•
Ion – Our Ion solution consists of an integrated suite of delivery, acceleration and optimization technologies that make real-time web experience optimization decisions based on the requirements of the given situation. In particular, we use front-end optimization techniques based on sophisticated analysis of the end user's web application as well as real-time conditions specific to the end-user's environment such as browser, device, network speed and usage of third party service. Applying this analysis and our proprietary technology enables our customers to reduce HTTP requests, which allows Web pages to load more quickly.

•
Dynamic Site Accelerator – Dynamic Site Accelerator provides global delivery, load balancing and storage of content and applications, enabling businesses to focus valuable resources on strategic matters, rather than on technical infrastructure issues. Our Dynamic Site Accelerator solution includes advanced site delivery service features such as secure content distribution, site failover, content targeting, cache optimization and capacity on-demand.

Enterprise Web Experience

Akamai's application and cloud performance solutions are designed to improve the operation of highly-dynamic applications used by enterprises to connect with their employees, suppliers, partners and customers. Traditionally, this market has been addressed by hardware and embedded software products. We believe our managed-service approach offers a more cost-effective and comprehensive solution in this area and enables customers to avoid making significant infrastructure investments. Our enterprise web offerings are centered on:

•
Alta – Alta is an application management service and web accelerator that extends managed application delivery optimizations from the edge of the data center to the edge of the Internet. It is intended to spur application adoption for business applications. Alta is built for the cloud; it is designed to instantly configure and provide improvements in application acceleration and application performance management in both private and public cloud computing environments. This service is appropriate for companies involved in technology, business services, travel and leisure, manufacturing and other fields where there is a focus on Internet-based communication with remote customers, suppliers and franchisees.

Web Security Solutions

Our Kona Web Security Solutions are designed to help customers avoid data theft and downtime, as well as protect Internet-facing infrastructure, by extending the security perimeter to protect against the increasing frequency, scale and sophistication of web attacks. We offer a variety of services that address the Internet security needs of our customers including the following:

•
Site Defender – Site Defender is a cloud computing security solution that defends against network and application layer distributed denial of service, or DDoS, attacks, Web application attacks and direct-to-origin attacks. By leveraging our distributed network and proprietary technology, Akamai can absorb traffic targeted at the application layer, deflect DDoS traffic targeted at the network layer, such as SYN Floods or UDP Floods, and authenticate valid traffic at the network edge.

•
DDoS Attack Prevent and Mitigation by Prolexic – With our acquisition of Prolexic Technologies, Inc., or Prolexic, in February 2014, we now offer additional solutions focused on monitoring, detecting, preventing and mitigating DDoS attacks on Internet traffic.

•
Web Application Firewall – Akamai's Web Application Firewall service is designed to detect and mitigate potential attacks in HTTP and SSL traffic as it passes through our network, before they reach the customer's origin data centers.

Network Operator Solutions

With the growth in consumer adoption of Internet video and other media, networks around the world have experienced significant traffic increases, resulting in congestion across an operator's network from aggregation, to backbone, to interconnection. Our network operator solutions are designed to help carriers operate a cost-efficient network that capitalizes on traffic growth and new subscriber services by reducing the complexity of building a content delivery network, or CDN, and interconnecting access providers. These offerings include:

•
Managed CDN – Our managed CDN offering provides a network operator with dedicated CDN capacity that is available for its own content applications or third party CDN services. Akamai servers are deployed inside the operator network and are managed by Akamai on behalf of the network operator. The operator can utilize our customer portal to self-provision and control its content and generate usage reports and advanced analytics. Because this CDN capacity is dedicated to the network operator's usage, the operator can make the decisions on where the servers are placed, how much capacity is needed and for what services they will be used.

•
Licensed CDN – Our licensed CDN offering provides a network operator with software it can deploy into its network to improve content delivery capabilities. In particular, we license software that offers a unified caching technology to support a variety of workloads, ranging from HTML to HD video streaming.

Service and Support Solutions

Akamai offers an array of professional services and solutions that are designed to assist our customers with integrating, configuring and optimizing our core offerings. Special features available to enterprises that purchase our premium support solution include a dedicated technical account team, proactive service monitoring, custom technical support handling procedures and customized training.

Our Technology and Network

Our expansive network infrastructure and sophisticated technology are the foundation of our services. We believe Akamai has deployed the world's largest globally-distributed computing platform. Applying our proprietary technology, we deliver our customers' content and computing applications across a system of widely distributed networks of servers in the cloud; the content and applications are then processed at the most efficient places within the network. Servers are deployed in networks ranging from large, backbone network providers to medium and small Internet service providers, or ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have more than 1,000 peering relationships that provide us with direct paths to end user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

To make this wide-reaching deployment effective, we use specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet, regardless of global or local traffic conditions. Dedicated professionals staff our network operations command center, or NOCC, on a 24 hours a day, seven days a week basis to monitor and react to Internet traffic patterns and trends. We frequently deploy enhancements to our software globally to strengthen and improve the effectiveness of our network. Customers are also able to control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid growth without the need for expensive and complex internal infrastructure.

We also offer our Accelerated Network Partner Program. Under this program, a network operator installs Akamai caching servers inside its network data centers. The servers and CDN capacity are fully managed by Akamai and are part of the Akamai Intelligent Platform. The servers are monitored and managed from our NOCC. The program is designed to enable network operators to offer subscribers a better end user experience for popular content and services.

Business Segments and Geographic Information

We operate in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. For the years ended December 31, 2013, 2012 and 2011, 29%, 28% and 29%, respectively, of our total revenue was derived from our operations outside the U.S. No single country outside of the U.S accounted for 10% or more of our revenue in any such year.

Our long-lived assets include servers, which are deployed into networks worldwide. As of December 31, 2013, we had approximately $210.9 million and $124.9 million of net property and equipment, excluding internal-use software, located in the U.S and foreign locations, respectively. As of December 31, 2012, we had approximately $159.0 million and $99.0 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

Customers

As of December 31, 2013, our customers included many of the world's leading corporations, including Apple, Autodesk, BMW, Bombay Stock Exchange, eBay, EMC, FedEx, Home Depot, HubSpot, IBM, Investec, Panasonic, Qantas, Qualcomm, Ralph Lauren, Red Hat, Salesforce.com, Standard Chartered Bank, Turner Sports, Unilever, USAA and Virgin America. We also actively sell to government agencies. As of  December 31, 2013, our public sector customers included the Federal Aviation Administration, the Federal Emergency Management Agency, the U.S. Air Force, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Postal Service and the U.S. Department of Labor.

No customer accounted for 10 percent or more of total revenue for any of the years ended December 31, 2013, 2012 and 2011. Less than 10 percent of our total revenue in each of the years ended December 31, 2013, 2012 and 2011 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10 percent of our total revenue in 2014.

Sales, Service and Marketing

Our sales, service and marketing professionals are located in approximately 50 offices in the United States, Europe, the Middle East and Asia. We market and sell our solutions globally through our direct sales and service organization and through more than 100 active channel partners including AT&T, IBM Corporation and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, sales agents and referral partners. By aligning with these companies, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales, service and marketing organization includes employees in direct and channel sales, sales operations, professional services, account management and technical consulting. As of December 31, 2013, we had 1,819 employees in this organization, including 310 direct sales representatives whose performance is measured on the achievement of quota objectives. Additionally, we have 745 technical and professional service employees who support our service revenue obligations and ongoing customer relationships.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances, ongoing customer communication programs, training and sales support. As of December 31, 2013, we had 190 employees in our global marketing organization.

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers' needs and market demand. As of December 31, 2013, we had 1,017 research and development employees. Our research and development expenses were $93.9 million, $74.7 million and $52.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, for the years ended December 31, 2013, 2012 and 2011, we capitalized $67.9 million, $50.6 million and $40.4 million, respectively, of payroll, payroll-related costs and external consulting related to the development of internal-use software to deliver our services and operate our network. Additionally, for the years ended December 31, 2013, 2012 and 2011, we capitalized $11.5 million, $8.9 million and $7.1 million, respectively, of stock-based compensation attributable to our research and development personnel.

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

We compete with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, security solutions, technologies used by network operators to improve the efficiency of their systems, streaming content delivery services and equipment-based solutions for Internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the Internet. In addition, potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a provider of externally-managed services like Akamai.

We believe that we compete favorably with other companies in our industry by providing alternative approaches to content and application delivery over the Internet, on the basis of the quality of our offerings, our customer service and value.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2013, we owned, or had exclusive rights to, 208 issued U.S. patents covering our technology as well as patents issued by other countries. We also have numerous additional U.S. and foreign country patent applications pending. Our U.S.-issued patents extend to various dates between approximately 2015 and 2032. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

As of December 31, 2013, we had 3,908 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Item 1A. Risk Factors

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.

We face intense competition, the consequences of which could adversely affect our business.

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, service offerings and geographic region and range from start ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are: excellence of technology, global presence, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

▪	develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;
▪     adapt to new or emerging technologies and changes in customer requirements more quickly;

▪	take advantage of acquisition and other opportunities more readily;

▪	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services, which could cause us to have to lower prices for certain services; and

▪	devote greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge; and

•	respond more quickly than we can to new or emerging technologies and changes in customer requirements, resulting in superior offerings.

Existing significant customers have in the past, and others may in the future, reduce or eliminate their purchases of our services because they:

▪	pursue a "do-it-yourself" approach by putting in place software and other technology solutions for content and application delivery within their internal systems;

▪	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

▪	implement dual vendor policies to reduce reliance on external providers like Akamai.

These approaches, which may also be pursued by potential customers, also mean that our competitors include hardware manufacturers, software companies and other entities that offer Internet-related solutions that are not service-based.

Ultimately, increased competition of all types could result in price and revenue reductions, loss of customers and loss of market share, each of which could materially impact our business, profitability, financial condition, results of operations and cash flows.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to the pace of change and innovation in our business and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if revenue from new customers or renewals by existing customers falls short of our expectations. Many of our expenses are also fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. Our recent revenue growth rates may not be sustainable and may decline in the future. We believe that period-to-period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

The development of new services and enhancements to existing services are key to our revenue growth. If we fail to innovate effectively and adequately respond to emerging technological trends and customers' changing needs, our operating results and market share may suffer.

The market for our services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. We believe that developing innovative solutions is key to our revenue growth. We must do so in an environment where other competitors may develop products and services that are, or may be viewed as, better than ours. Failure to adequately develop new solutions that are attractive to customers may significantly impair our revenue growth.

The process of developing new technologies is complex and uncertain; we must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not successfully execute our technology initiatives because of errors in planning or timing, technical or operational hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. In that case, we could see significant growth in expenses without any corresponding revenue increases.

Numerous factors could cause our revenue growth rate and profitability to decline.

Our revenue growth rate may decline in future periods as a result of a number of factors, including increasing competition, pricing pressure, the decline in growth rate percentages as our revenues increase to higher levels and macroeconomic factors affecting certain aspects of our business. We also believe our profitability may decrease because we have large fixed expenses and expect to continue to incur significant bandwidth, co-location and other expenses, including increased depreciation on network equipment purchased in recent years. As a result, we may not be able to continue to maintain our current level of profitability in 2014 or on a quarterly or annual basis thereafter.

There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenues and/or moderate expenses, including:

•	continuing market pressure to decrease our prices, particularly in our media business;

•	the impact of lower pricing and other terms in renewal agreements we enter into with existing customers;

•	inability to attract new customers to our solutions;

•	failure to adequately enhance our services and develop attractive new ones;

•	failure to experience traffic growth and increase sales of our core services and advanced features;

•	inability to limit our co-location and bandwidth costs

•	increased head count or other operating expenses;

•	changes in our customers' business models that we do not fully anticipate and the fail to address;

•	customers, particularly larger media customers, implementing their own data centers and approaches to delivery to limit their reliance on third party providers like us;

•	macroeconomic pressures;

•	inability to develop effective new sales channels; and

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments.

We may be unable to replace lost revenues due to customer cancellations or renewals at lower rates.

Our customers have no obligation to renew their agreements for our services after the expiration of their existing terms, which are typically 12 to 24 months. We cannot predict our renewal rates. Some may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. Historically, a significant percentage of our renewals, particularly with larger customers, have involved unit price declines as competition has increased and the market for certain parts of our business has matured. If that trend continues in the future, we will need to sell more services or attract new customers to increase our revenues and improve or maintain profitability. Our renewal rates may decline as a result of a number of factors, including competitive pressures, customer dissatisfaction with our services, customers' inability to continue their operations and spending levels, the impact of dual vendor policies, customers implementing or increasing their use of in-house technology solutions and general economic conditions. It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of high-margin services, features and functionalities that our existing customers purchase. If we are unable to do so, our revenue will decline and our business will suffer.

We may be unsuccessful at developing strategic relationships with third parties that expand our distribution channels and increase revenues, which could significantly limit our long-term growth.

Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators, product makers and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenues. The need to develop such relationships can be particularly acute in areas outside of the United States. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force, a past lack of strategic focus on such arrangements and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channels. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for the sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number and quality of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.

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

We have greatly increased our employee base in recent years and have brought in hundreds of new employees through acquisitions. It is important to our continued success that we hire qualified employees, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.

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

We have operations in numerous foreign countries and may continue to expand our sales and support operations internationally. Such expansion could require us to make significant expenditures, which could harm our profitability. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, and teamwork fostered by our culture, and our operating results may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. If we implement more complex organizational management structures because of growth or other structural changes or create disparities in personal wealth among our employees through our compensation philosophy and benefit plan utilization, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. If we cannot maintain a favorable corporate culture, then we can lose employee engagement, which can cause employees to lose the desire to innovate, foster teamwork and provide extraordinary assistance to our customers which could negatively impact our future operating results.

Defects or disruptions in our services could diminish demand for our solutions and subject us to substantial liability.

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our services and platform. We have also experienced customer dissatisfaction with the quality of some of our media delivery services which has led to loss of business and could lead to loss of customers in the future. There may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner, and we may have insufficient resources to efficiently cope with multiple service incidents happening simultaneously or in rapid succession. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our service and maintaining the quality standards that are consistent with our brand and reputation. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified and improve the quality of our services, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses, delayed payments and legal actions by our customers. If we elect to move into new areas that involve legal and regulatory complexities, the potential risks we face and magnitude of losses could increase.

Any unplanned interruption in the functioning of our network or services or attacks on our internal information technology systems could lead to significant costs and disruptions that could reduce our revenues and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. For our core services, we currently provide a standard guarantee that our networks will deliver Internet content 24 hours a day, 7 days a week, 365 days a year. If we do not meet this standard, affected customers may be entitled to credits. Our network or services could be disrupted by numerous events, including natural disasters, unauthorized access to our servers, failure or refusal of our third party network providers to provide the necessary capacity, power losses, human error and intentional disruptions of our services, such as disruptions caused by software viruses or attacks by unauthorized users.

Our increased focus on selling security-related solutions could increase the number and intensity of attacks against our systems.

As we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure the risks associated with which are described in more details below. The acquisition of Prolexic, in particular, is expected to increase our visibility as a security-focused company. Security risks for us will also increase as we continue to grow our cloud-based offerings and services, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government.

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

Our operations are dependent in part upon transmission capacity provided by third party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business, networks imposing traffic limits or governments adopting regulations that impact network operations. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. Any failure of network providers on which we rely to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or disruption to, service to our customers and ultimately loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our profitability.

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

As of March 3, 2014, we had total long-term debt of $690.0 million of convertible senior notes.  Our ability to  refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes we would be required to issue significant amounts of our common stock, which would be dilutive to existing stockholders. If we do not have sufficient cash to repurchase notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business.  In addition, the terms of the notes do not limit the amount of future indebtedness we may incur.  If we incur significantly more debt, this could intensify the risks described above.

We may issue additional shares of our common stock or instruments convertible into shares of our common stock and thereby materially and adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock.

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

Other companies or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to increase revenues and improve or maintain profitability. Entities holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights against both technology providers and customers that use such technology. Any such action naming Akamai could be costly to defend or lead to an expensive settlement or judgment against us.

We have agreed to indemnify our customers if our services infringe specified intellectual property rights; therefore, we could become involved in litigation brought against customers if it is alleged that our services and technology are implicated. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers could result in substantial costs and diversion of resources and require us to do one or more of the following:

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

We have licensed from MIT, technology that is covered by various patents and copyrights relating to Internet content delivery technology. Some of our core technology is based in part on the technology covered by these patents, patent applications and copyrights. Our license is effective for the life of the patents and patent applications; however, under limited circumstances, such as a cessation of our operations due to our insolvency or our material breach of the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business. These patents are scheduled to expire over the next five years.

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

We derive revenues from contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Most of our government contracts are subject to legislative approval of appropriations to fund the expenditures under these contracts. These factors may join to limit the revenues we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex that those found in commercial enterprise agreements and therefore more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

General global market and economic conditions may have an adverse impact on our operating performance, results of operations and cash flows.

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or in economies outside the U.S. and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

Global climate change regulations could adversely impact our business.

Recent scientific studies and other news reports suggest the possibility of global climate change. In response, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. In addition, our customers may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. Our deployed network of more than 140,000 servers consumes significant energy resources, including those generated by the burning of fossil fuels. It is possible that future regulatory or legislative initiatives or customer demands could affect the costs of operating our network of servers and our other operations. Such costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenues and damage to our reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 318,000 square feet of property for our headquarters in Cambridge, Massachusetts; the leases for such space are scheduled to expire in December 2019. Of this space, we have subleased approximately 34,000 square feet to other companies. We maintain offices in several other locations in the United States, including in or near each of Los Angeles, San Francisco, San Mateo and San Diego, California; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington. We also maintain offices in or near the following cities outside the United States: Bangalore, Delhi and Mumbai, India; Beijing and Hong Kong, China; Dusseldorf, Hamburg, Frankfurt and Munich, Germany; Paris, France; Brussels, Belgium; London, England; Tokyo, Fukuoka and Osaka, Japan; Singapore; Madrid, Spain; Sydney, Melbourne and Canberra, Australia; Netanya, Israel; Ottawa, Canada; San Jose, Costa Rica; Milan, Italy; Stockholm, Sweden; Seoul, South Korea; Zurich, Switzerland; Kuala Lumpur, Malaysia; Taipei, Taiwan; Amsterdam, the Netherlands; Prague, Czech Republic; and Krakow, Poland.

All of our facilities are leased. The square footage amounts above are as of March 3, 2014. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3. Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock on the NASDAQ Global Select Market:

	2013		2012
	High	Low	High	Low
First quarter	$42.53	$33.55	$39.14	$31.01
Second quarter	$48.47	$32.64	$39.09	$25.90
Third quarter	$53.20	$42.17	$39.67	$27.86
Fourth quarter	$53.61	$43.74	$41.88	$34.09

As of February 25, 2014, there were 467 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2013 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(5)
October 1, 2013 – October 31, 2013	48,440	$46.15	48,440	$748,055
November 1, 2013 – November 30, 2013	512,355	45.22	512,355	724,884
December 1, 2013 – December 31, 2013	501,691	45.06	501,691	702,279
Total	1,062,486	$45.19	1,062,486	$702,279

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to previously-announced programs. All repurchases were made in open market transactions.

(3)	Includes commissions paid.

(4)
In January 2013, the Board of Directors authorized a $150.0 million share repurchase program covering a twelve-month period commencing February 1, 2013. Repurchases made from October 1, 2013 through October 15, 2013 were made pursuant to the January 2013 repurchase program. In October 2013, the Board of Directors authorized a $750.0 million share repurchase program effective October 16, 2013 through December 31, 2016. Repurchases made from October 16, 2013 through December 31, 2013 were made pursuant to the newly authorized program.

(5)
Dollar amounts reflect $750.0 million from the October 2013 repurchase program minus the total aggregate amount purchased thereunder to date, commencing October 16, 2013, and aggregate commissions paid in connections therewith.

During the year ended December 31, 2013, we repurchased 3.9 million shares of our common stock for an aggregate $160.4 million.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders of our common stock for the period from December 31 2008 through December 31, 2013 to the cumulative total return over such period of the NASDAQ Composite Index and the S&P Information Technology Sector Index.
The information included under the heading “Stock Performance Graph” in Item 5 of this annual report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statements of operations and balance sheet data for all periods presented is derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K or in annual reports on Form 10-K for prior years on file with the Commission.

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year ended December 31,	2013	2012	2011	2010	2009
Revenue	$1,577,922	$1,373,947	$1,158,538	$1,023,586	$859,773
Total costs and operating expenses	1,163,954	1,059,460	867,889	769,309	636,293
Income from operations	413,968	314,487	290,649	254,277	223,480
Net income	293,487	203,989	200,904	171,220	145,913
Basic net income per share	1.65	1.15	1.09	0.97	0.85
Diluted net income per share	1.61	1.12	1.07	0.90	0.78
Cash, cash equivalents and marketable securities	1,246,922	1,095,240	1,229,955	1,243,402	1,061,484
Total assets	2,957,685	2,600,627	2,345,501	2,352,676	2,087,510
1% convertible senior notes, including current portion	—	—	—	—	199,755
Other long-term liabilities	65,088	51,929	40,859	29,920	21,495
Total stockholders’ equity	2,629,431	2,345,754	2,156,250	2,177,605	1,738,722

Prior period amounts have been revised for immaterial revisions of prior period amounts. See Note 1 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional descriptions of these items.

The following items impact the comparability of the consolidated financial data presented above:

•
Effective January 1, 2013, we increased the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently. This change decreased depreciation expense on network assets by approximately $45.7 million and increased net income by approximately $33.6 million for the year ended December 31, 2013. The change also increased basic and diluted net income per share by $0.19 and $0.18, respectively, for the year ended December 31, 2013.

•
We divested our Advertising Decisions Solutions, or ADS, business in January 2013. Revenue from the ADS business was $2.7 million, $44.0 million, $42.7 million, $35.5 million and $29.9 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

•
During the years presented in the table above, various acquisitions occurred. In 2013, we completed two acquisitions having a total purchase price of $61.9 million. In 2012, we completed four acquisitions having a total purchase price of $344.7 million, and in 2010 we completed one acquisition having a total purchase price of $14.4 million. None of the acquisitions, individually or in the aggregate, were material to our consolidated financial results. See Note 7 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for details regarding these acquisitions.

•
Our effective income tax rate was 30%, 37% and 35% for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease to our effective income tax rate during 2013 was the result of our retroactive adoption of the domestic production activities deduction for the period from January 1, 2010 to December 31, 2013 and the reinstatement of the federal research and development credit, which was retroactive to 2012. Our effective income tax rate was also favorably impacted in 2011 by the federal research and development credit, which was not available in 2012.

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

Overview

We primarily derive income from sales of services to customers executing contracts with terms of one year or longer. We believe that this emphasis on longer-term contracts generally allows us to have a consistent and predictable base level of revenue which is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by minimizing customer cancellations or terminations and limiting the impact of price reductions reflected in contract renewals, and build on that base by adding new customers and increasing the number and quality of services, features and functionalities that our existing customers purchase. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of the quality, price and the attractiveness of our services and technology.

Our revenue is impacted by a number of factors, including our ability to maintain our base of committed recurring revenues, the timing and variability of customer-specific one-time events, prices we are able to charge for our services, the amount of traffic we serve on our network and the impact of seasonal variations on our business. We have observed the following trends related to our revenue during 2013:

•	We have been able to offset lost committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers.

•
Consistent with prior years, the unit prices offered to some customers have declined as a result of increased competition. These price reductions have primarily impacted customers for which we deliver high volumes of traffic over our network, such as media customers.

•	We experienced an increase in the rate of traffic in our video, gaming, social media and software download solutions as compared to 2012.

•
We experienced variations in certain types of revenue from quarter to quarter in 2013; in particular, we experienced higher revenue in the fourth quarter of the year for some of our solutions as a result of the holiday season. We also saw lower revenue in the summer months, particularly in Europe, from both e-commerce and media customers because overall Internet use declined during that time. We also experienced quarterly variations in revenue attributable to the nature and timing of software releases by our customers using our software download solutions.

Our profitability is also impacted by our expense levels, including direct costs to support our revenue, such as co-location and bandwidth costs, and expenses incurred to support strategic initiatives that we anticipate will generate revenue in the future. We observed the following trends during 2013 and discuss our expectations related to our cost of revenue and operating expenses:

•
We continued to reduce our network bandwidth costs per unit and to invest in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs may increase in the future as a result of expected higher traffic levels, but we believe such costs would be partially offset by anticipated continued reductions in bandwidth costs per unit. To achieve these lower bandwidth costs per unit, we must effectively route traffic over our network through lower cost providers and continue to reduce our overall bandwidth pricing.

•
Co-location costs are a significant percentage of total cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs. We expect to continue to scale our network in the future and will need to manage our co-location costs to maintain current levels of profitability.

•
Effective January 1, 2013, we increased the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently. This change decreased depreciation expense related to our network equipment during 2013, as compared to 2012 and 2011. Conversely, we expect to continue to enhance and add functionality to our service offerings, which increases our internal-use software development costs attributable to employees working on such projects.

•
We increased our headcount by more than 800 employees in 2013 to 3,908 employees at year end, which is net of approximately 70 employees who were part of the divestiture of our ADS business in the first quarter of 2013. We expect to continue to hire additional employees as we release new products and services, as well as continue our global expansion.

During 2013 we completed two acquisitions, and in 2012 we completed four acquisitions. The acquisitions were not material, individually or in the aggregate, to our consolidated financial results. In December 2013, we also entered into a definitive agreement to acquire Prolexic for approximately $390.0 million in cash and the assumption of unvested options, subject to post-closing adjustments. The acquisition closed in February 2014. Prolexic has approximately 200 employees, and the acquisition is expected to be slightly dilutive to our earnings per share.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the years indicated:

	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue	32.4	38.6	39.2
Research and development	5.9	5.4	4.5
Sales and marketing	17.8	16.3	14.1
General and administrative	16.2	15.3	15.3
Amortization of acquired intangible assets	1.4	1.5	1.5
Restructuring charges	0.1	—	0.4
Total costs and operating expenses	73.8	77.1	74.9
Income from operations	26.2	22.9	25.1
Interest income, net	0.4	0.5	0.9
Other (expense) income, net	—	—	0.5
Income before provision for income taxes	26.6	23.4	26.5
Provision for income taxes	8.0	8.6	9.2
Net income	18.6%	14.8%	17.3%

Revenue

Revenue during the periods presented is as follows (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Revenue	$1,577,922	$1,373,947	14.8%	$1,373,947	$1,158,538	18.6%

The increase in our revenue from 2012 to 2013 was driven by continued strong demand for our services. The increase was attributable to the addition of new customers, increased sales of incremental services to our existing customers and amounts earned for traffic usage in excess of committed amounts and customer-specific one-time events. These contributions to higher revenue were partially offset by lost committed recurring revenue, price declines and the divestiture of ADS.

The increase in our revenue from 2011 to 2012 was primarily due to the continued growth in use of the Internet by businesses and consumers, leading to increased purchases of our solutions by our customers. Additionally, our growth rate in 2012 benefited from revenues from our acquisitions in 2012.

For the year ended December 31, 2013, resellers accounted for 21% of revenue as compared to 22% and 19% of revenue, respectively, for the years ended December 31, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, no single customer accounted for 10% or more of revenue.

For the years ended December 31, 2013, 2012 and 2011, approximately 29%, 28% and 29%, respectively, of our revenue was derived from our operations located outside of the United States. No single country outside of the United States accounted for 10% or more of revenue during any of these periods. During 2013 we continued to see strong growth from our operations in the Asia Pacific region, and our operations in Europe, the Middle East and Africa performed well, despite continued macroeconomic factors.

Changes in foreign currency exchange rates negatively impacted our revenue by $15.0 million during fiscal year 2013 as compared to 2012.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Media Delivery Solutions	$757,147	$652,968	16.0%	$652,968	$567,586	15.0%
Performance and Security Solutions	690,559	583,818	18.3	583,818	478,605	22.0
Service and Support Solutions	128,087	93,830	36.5	93,830	69,170	35.7
Advertising Decision Solutions and other	2,129	43,331	(95.1)	43,331	43,177	0.4
Total revenue	$1,577,922	$1,373,947	14.8%	$1,373,947	$1,158,538	18.6%

The increases in Media Delivery Solutions revenue for 2013 as compared to 2012, and 2012 as compared to 2011, were due to increased consumption of our customers' online media offerings and higher software download volumes. During 2013, we experienced strong growth in usage by some of our largest, most strategic accounts driven by increased software downloads, gaming, video delivery and social media consumption, all of which contributed to our year-over-year revenue growth. These increases were partially offset by a large media customer finalizing the removal of its video content from our platform during 2013 resulting in loss of revenue as compared to 2012.

The increases in Performance and Security Solutions revenue for 2013 as compared to 2012, and 2012 as compared to 2011, were due to increases in demand for our Performance and Security Solutions from both new and existing customers. During 2013, we experienced strong demand for our website and application acceleration solutions as well as our security offerings.

The increases in the Service and Support Solutions revenue for 2013 as compared to 2012, and 2012 as compared to 2011, were due to increases in sales of our services and support offerings due to strong service attachment rates for both customers of our core Media Delivery and Performance and Security Solutions.

The Advertising Decision Solutions business was divested in the first quarter of 2013.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Bandwidth and service-related fees	$100,964	$114,595	(11.9)%	$114,595	$92,015	24.5%
Co-location fees	129,382	131,942	(1.9)	131,942	130,879	0.8
Network build-out and support	21,173	16,919	25.1	16,919	14,820	14.2
Payroll and related costs	112,806	91,954	22.7	91,954	72,399	27.0
Stock-based compensation, including amortization of prior capitalized amounts	18,568	18,731	(0.9)	18,731	16,827	11.3
Depreciation and impairment of network equipment	83,811	117,997	(29.0)	117,997	96,741	22.0
Amortization of internal-use software	44,383	37,762	17.5	37,762	30,024	25.8
Total cost of revenue	$511,087	$529,900	(3.6)%	$529,900	$453,705	16.8%
As a percentage of revenue	32.4%	38.6%		38.6%	39.2%

In recent years, we have continued to reduce our network bandwidth costs per unit, co-location fees and other network-related expenses, which has had the impact of decreasing cost of revenue as a percentage of revenue.

This net decrease in cost of revenue was primarily due to decreases in:

•
depreciation expense of network equipment in place as of January 1, 2013 of approximately $39.0 million reflecting the increase in the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently;

•
bandwidth and service-related fees of our ADS business, which we divested in January 2013; these expenses were $1.6 million and $24.2 million for the years ended December 31, 2013 and 2012, respectively; and

•	amounts paid to network providers due to lower bandwidth and service-related fees due to reduced bandwidth costs per unit.

These decreases were partially offset by increases in:

•	payroll and related costs of service personnel due to headcount growth to support our Service and Support Solutions revenue growth and our efforts to efficiently scale our network; and

•	amortization of internal-use software as we continued to invest in our infrastructure.

Cost of revenue increased in 2012 as compared to 2011, primarily due to an increase in amounts paid to network providers for bandwidth due to higher traffic levels. The increases were partially offset by reduced bandwidth costs per unit, an increase in depreciation expense of network equipment and amortization of internal-use software as we continued to invest in our infrastructure.

Cost of revenue for the years ended December 31, 2013, 2012 and 2011 also included credits received of approximately $9.1 million, $10.8 million and $6.9 million, respectively, from billing settlements and renegotiations related to bandwidth contracts.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. See Note 9 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion.

We believe that cost of revenue will increase during 2014 as compared to 2013. We expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic and additional co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, during 2014, we anticipate amortization of internal-use software development costs as comparted to 2013 to increase, along with increased payroll and related costs associated with our network and professional services personnel and related expenses. We plan to continue to make investments in our network in the expectation that our customer base will continue to expand.

We have revised cost of revenue reported in 2012 and 2011 in the table above as a result of a reevaluation of our business model. Costs that were previously classified as sales and marketing and general and administrative are now classified as cost of revenue. See Note 1 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information and amounts revised.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Payroll and related costs	$139,018	$104,244	33.4%	$104,244	$78,425	32.9%
Stock-based compensation	17,472	17,275	1.1	17,275	11,124	55.3
Capitalized salaries and related costs	(67,935)	(50,648)	34.1	(50,648)	(40,383)	25.4
Other expenses	5,324	3,873	37.5	3,873	3,167	22.3
Total research and development	$93,879	$74,744	25.6%	$74,744	$52,333	42.8%
As a percentage of revenue	5.9%	5.4%		5.4%	4.5%

The increases in research and development expenses for 2013 as compared to 2012, and 2012 as compared to 2011, were due to increases in payroll and related costs as a result of continued growth in headcount to invest in new product development, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of external consulting expenses and payroll and related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2013, 2012 and 2011, we capitalized $11.5 million, $8.9 million and $7.1 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenue over their estimated useful lives of two years.

We believe that research and development expenses will increase in absolute dollars during 2014 as compared to 2013 as we expect to continue to hire additional development personnel in order to make improvements to our core technology and support the development of new services and engineering innovation.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Payroll and related costs	$191,554	$147,571	29.8%	$147,571	$113,553	30.0%
Stock-based compensation	39,290	34,322	14.5	34,322	20,697	65.8
Marketing programs and related costs	26,449	23,508	12.5	23,508	13,137	78.9
Other expenses	23,087	17,947	28.6	17,947	15,630	14.8
Total sales and marketing	$280,380	$223,348	25.5%	$223,348	$163,017	37.0%
As a percentage of revenue	17.8%	16.3%		16.3%	14.1%

The increases in sales and marketing expenses for 2013 as compared to 2012, and 2012 as compared to 2011, were primarily due to higher payroll and related costs, including commissions for sales and support personnel and stock-based compensation. We increased hiring in our sales organization in support of our go-to-market capacity and ongoing geographic expansion, which contributed to the increases. Other expenses, which consists primarily of sales and marketing events and related travel expenses, increased as we supported our revenue goals.

We believe that sales and marketing expenses will increase in absolute dollars during 2014 as compared to 2013 due to an expected increase in payroll and related costs as a result of anticipated continued headcount growth in our sales and marketing organization.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Payroll and related costs	$105,205	$83,845	25.5%	$83,845	$67,298	24.6%
Stock-based compensation	28,255	27,679	2.1	27,679	19,830	39.6
Depreciation	26,991	20,018	34.8	20,018	12,876	55.5
Facilities-related costs	44,030	34,570	27.4	34,570	33,951	1.8
Provision for doubtful accounts	475	(1,402)	133.9	(1,402)	367	(482.0)
Acquisition-related costs	1,842	5,788	(68.2)	5,788	580	897.9
Professional and other fees	48,420	39,602	22.3	39,602	41,976	(5.7)
Total general and administrative	$255,218	$210,100	21.5%	$210,100	$176,878	18.8%
As a percentage of revenue	16.2%	15.3%		15.3%	15.3%

General and administrative expenses include costs of our finance, human resources, information technology, legal and administrative network infrastructure functions, in addition to our facility-related costs and deprecation of facility-related capital assets. The increases in general and administrative expenses for 2013 as compared to 2012, and 2012 as compared to 2011, were primarily due to the expansion of company infrastructure to support investments in engineering, network scaling and go-to-market capacity. Specifically, we had increases to headcount, external consulting support and our facility footprint. These actions increased payroll and related costs, network procurement costs, facilities-related costs and depreciation during 2013 as compared to 2012, and 2012 as compared to 2011.

During 2014, we expect general and administrative expenses to increase in absolute dollars as compared to 2013 due to anticipated higher payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology, network scaling and planned facility expansion.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2013	2012	% Change	2012	2011	% Change
Amortization of acquired intangible assets	$21,547	$20,962	2.8%	$20,962	$17,070	22.8%
As a percentage of revenue	1.4%	1.5%		1.5%	1.5%

The increase in amortization of acquired intangible assets during 2013 as compared to 2012 was due to the acquisition of strategic network assets from AT&T Services, Inc. and also a full year of amortization from the acquisitions occurring throughout 2012, which was partially offset by the write-off of intangible assets recorded as part of the divestiture of ADS in 2013 and the completion of amortization of intangible assets acquired in previous years. The increase in amortization of acquired intangible assets during 2012 as compared to 2011 was due to the amortization of assets related to the acquisitions of Blaze Software, Inc., or Blaze, Cotendo, Inc., or Cotendo, FastSoft, Inc., or FastSoft, and Verivue, Inc., or Verivue, during 2012.

Based on acquired intangible assets at December 31, 2013, future amortization was expected to be approximately $20.6 million, $18.9 million, $14.5 million, $10.2 million and $4.4 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively. We anticipate that these amortization amounts will increase in future periods as a result of our acquisition of Prolexic, which closed in February 2014.

Restructuring Charges

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2013	2012	% Change	2012	2011	% Change
Restructuring charges	$1,843	$406	353.9%	$406	$4,886	(91.7)%
As a percentage of revenue	0.1%	—%		—%	0.4%

During 2013, we recorded a restructuring charge for leasehold improvements that are no longer in use as a result of an early lease termination. In addition, we incurred severance and relocation expenses for employees impacted by the closing of the facility. In 2012, we recorded restructuring charges related to work force reductions in connection with the 2012 acquisitions of FastSoft and Verivue. In 2011, we implemented a company-wide workforce reduction and vacated excess facilities. As a result, we recorded severance and estimated future lease payments, net of sublease income, in 2011. We do not expect to incur additional restructuring charges as a result of these actions.

Interest Income, Net

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2013	2012	% Change	2012	2011	% Change
Interest income, net	$6,077	$6,455	(5.9)%	$6,455	$10,421	(38.1)%
As a percentage of revenue	0.4%	0.5%		0.5%	0.9%

Interest income, net consists of interest earned on invested cash balances and marketable securities.

Other (Expense) Income, Net

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2013	2012	% Change	2012	2011	% Change
Other (expense) income, net	$(491)	$649	(175.7)%	$649	$6,125	(89.4)%
As a percentage of revenue	—%	—%		—%	0.5%

Other (expense) income, net primarily represents net foreign exchange gains and losses incurred and other non-operating expense and income items. The fluctuation in other (expense) income, net for 2013 as compared to 2012, was primarily due to foreign currency exchange rate fluctuations on inter-company and other non-functional currency transactions. The fluctuation in other (expense) income, net for 2012 as compared to 2011, was primarily due to a legal settlement received in 2011. Other (expense) income, net may fluctuate in the future based upon changes in foreign exchange rates or other events.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2013	2012	% Change	2012	2011	% Change
Provision for income taxes	$126,067	$117,602	7.2%	$117,602	$106,291	10.6%
As a percentage of revenue	8.0%	8.6%		8.6%	9.2%
Effective income tax rate	30.0%	36.6%		36.6%	34.6%

For the year ended December 31, 2013, our effective income tax rate was lower than the federal statutory tax rate mainly due to the retroactive adoption of the domestic production activities deduction which resulted in a net tax benefit of $18.3 million for the period from January 1, 2010 through December 31, 2013, the reinstatement of the federal research and development credit at the beginning of 2013, which included a one-time retroactive impact for 2012, as well as the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. For the year ended December 31, 2012 our effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax expense. For the year ended December 31, 2011 our effective income tax rate was lower than the federal statutory tax rate due primarily to benefits recorded for research and development tax credits and the tax rate differential on foreign earnings, partially offset by state income taxes.

The increase in the provision for income taxes for the year ended December 31, 2013 as compared to the same period in 2012 was mainly due to the increase in operating income, partially offset by the domestic production activities deduction, the federal research and development credit and a change in the composition of projected income in different jurisdictions.

Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the disposition of employee equity awards, settlements of tax audits and assessments and tax law changes. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ depending on the local statutory rates.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as discussed below.

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

The non-GAAP adjustments, and our basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets – We have incurred amortization of intangible assets, included in our GAAP financial statements, related to various acquisitions we made. The amount of an acquisition's purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition; therefore, we exclude amortization of acquired intangible assets from non-GAAP financial measures to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•
Stock-based compensation and amortization of capitalized stock-based compensation – Although stock-based compensation is an important aspect of the compensation we pay to our employees and executives, the expense varies with changes in the stock price and market conditions at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from non-GAAP financial measures as one way to better understand the performance of our core business performance and to be consistent with the way the investors evaluate our performance and compare our operating results to those of peer companies.

•
Acquisition-related costs – Acquisition-related costs include transaction fees, due diligence costs and other direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions.

•
Restructuring charges – We have incurred restructuring charges which are included in our GAAP financial statements, primarily related to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from non-GAAP financial measures when evaluating our continuing business performance as such items are not consistently recurring and do not reflect expected future operating expense nor, in our view, do they provide meaningful insight into the fundamentals of our current or past operations.

•
Gain and other activity related to divestiture of a business – We recognized a gain and other activity associated with the divestiture of ADS. We exclude gains and other activity related to divestiture of a business from our non-GAAP financial measures because transactions of this nature occur infrequently and are not considered part of our core business operations.

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

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	2013	2012	2011
Net income	$293,487	$203,989	$200,904
Amortization of acquired intangible assets	21,547	20,962	17,070
Stock-based compensation	95,884	90,585	61,305
Amortization of capitalized stock-based compensation	8,077	7,680	7,308
Acquisition-related costs	1,853	5,787	580
Restructuring charges	1,843	406	4,886
Gain and other activity related to divestiture of a business	(1,188)	—	—
Legal settlements, net	—	—	(8,043)
Loss on investments	—	—	500
Income tax effect of above non-GAAP adjustments	(54,124)	(38,061)	(28,445)
Total non-GAAP net income	$367,379	$291,348	$256,065

GAAP net income per diluted share	$1.61	$1.12	$1.07
Non-GAAP net income per diluted share	$2.02	$1.60	$1.37
Shares used in per share calculations	181,783	181,749	187,556

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; restructuring charges; acquisition-related costs; certain gains and losses on investments; gains, losses and other activity related to divestiture of a business; foreign exchange gains and losses; loss on early extinguishment of debt; gains and losses on legal settlements and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net income	$293,487	$203,989	$200,904
Amortization of acquired intangible assets	21,547	20,962	17,070
Stock-based compensation	95,884	90,585	61,305
Amortization of capitalized stock-based compensation	8,077	7,680	7,308
Acquisition-related costs	1,853	5,787	580
Restructuring charges	1,843	406	4,886
Gain and other activity related to divestiture of a business	(1,188)	—	—
Interest income, net	(6,077)	(6,455)	(10,421)
Provision for income taxes	126,067	117,602	106,291
Depreciation and amortization	154,807	175,521	143,500
Other expense (income), net	491	(649)	(6,125)
Adjusted EBITDA	$696,791	$615,428	$525,298
Adjusted EBITDA margin	44%	45%	45%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2013, our cash, cash equivalents and marketable securities, which consisted of corporate bonds and U.S. government agency securities, totaled $1.2 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repurchases and issuances, stock option exercises, purchases and sales of marketable securities and similar events. We believe our strong balance sheet and cash position are important competitive differentiators that provide the financial flexibility necessary to make the best investments at the most opportune times. We continue to evaluate strategic investments to strengthen our business on an ongoing basis.

As of December 31, 2013, we had cash and cash equivalents of $112.3 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, inter-company obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Net income	$293,487	$203,989	$200,904
Non-cash reconciling items included in net income	286,033	265,601	272,763
Changes in operating assets and liabilities	(15,612)	60,430	(27,389)
Net cash flows provided by operating activities	$563,908	$530,020	$446,278

The increase in cash provided by operating activities for the year ended December 31, 2013 as compared to 2012, was primarily due to increased profitability, and the resulting cash collections from customers, offset by payments to our vendors. The increase in cash provided by operating activities for the year ended December 31, 2012 as compared to 2011 was due to increased profitability and the timing of collections from our customers. We expect cash provided by operating activities to increase in 2014 due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.

We have revised cash provided by operating activities reported in 2012 and 2011 in the table above to reflect immaterial cash flow classification errors identified in 2013 between operating, investing and financing activities. The same amounts have been revised in the cash used in investing and financing activities tables below. See Note 1 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information and amounts revised.

Cash (Used in) Provided by Investing Activities

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Cash paid for acquired businesses, net of cash acquired	$(30,657)	$(336,680)	$(550)
Purchases of property and equipment and capitalization of internal-use software costs	(260,073)	(220,977)	(176,089)
Net marketable securities activity	(19,750)	(222,277)	354,113
Other investing activity	(2,628)	824	(124)
Net cash (used in) provided by investing activities	$(313,108)	$(779,110)	$177,350

The decrease in cash used in investing activities for the year ended December 31, 2013 as compared to 2012, primarily relates to the acquisitions of Blaze, Cotendo, FastSoft and Verivue in 2012, with no corresponding acquisitions of the same magnitude in 2013. The decrease also relates to the timing of purchases and sales of marketable securities, offset by an increase in our capital expenditures.

The decrease in cash flows from investing activities for the year ended December 31, 2012 as compared to 2011, primarily relates to the acquisitions occurring in 2012 and the timing of purchases and sales of marketable securities in both periods.

Cash Used in Financing Activities

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Activity related to stock-based compensation	$45,176	$33,439	$30,032
Repurchases of common stock	(160,419)	(141,468)	(324,070)
Net cash used in financing activities	$(115,243)	$(108,029)	$(294,038)

The increase in cash used in financing activities during the year ended December 31, 2013 as compared to 2012, is the result of an increase in repurchases of our common stock, partially offset by an increase in proceeds received from our stock-based compensation plans. The decrease in cash used in financing activities during the year ended December 31, 2012 as compared to 2011, is primarily the result of a decrease in repurchases of our common stock. During the years ended December 31, 2013, 2012 and 2011, we repurchased 3.9 million, 4.4 million and 12.3 million shares of common stock, respectively, at an average price per share of $41.16, $32.45 and $26.45, respectively.

In April 2012, the Board of Directors authorized a $150.0 million stock repurchase program covering a twelve-month period commencing on May 1, 2012. In January 2013, the Board of Directors authorized a $150.0 million extension of our share repurchase program, effective for a twelve-month period beginning February 1, 2013. In October 2013, the Board of Directors authorized a new $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. Unused amounts from the May 2012 program were not carried over to the program approved in January 2013, and unused amounts from the January 2013 program were not carried over to the October 2013 program. The goal of the October 2013 share repurchase program is to both offset dilution from our equity compensation plans and to provide the flexibility to increase distributions to our shareholders as business and market conditions warrant.

Repurchases under the October 2013 plan will be executed in the open market subject to Rule 10b-18 promulgated under the Exchange Act, and may also be made under one or more Rule 10b5-1 plans, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities.

Convertible Senior Notes

In February 2014, we issued $690.0 million par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 19 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. Akamai intends to use the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In February 2014, we used $62.0 million of the net proceeds from the convertible senior notes to repurchase 1.0 million shares of our common stock in accordance with the stock repurchase plan previously approved by our Board of Directors discussed above.

Liquidity Outlook

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities balances, the net proceeds from the convertible senior notes issued in 2014 and our forecasted cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next 24 months. Our foreseeable cash needs include our planned capital expenditures, salaries related to increased hiring, investments in information technology and facility expansion costs, in addition to anticipated share repurchases, lease and purchase commitments, settlements of other long-term liabilities and the Prolexic acquisition.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2013, for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Real estate operating leases	$192,330	$31,583	$60,426	$52,606	$47,715
Bandwidth and co-location agreements	116,195	103,626	11,032	1,514	23
Open vendor purchase orders	71,753	65,267	6,486	—	—
Total contractual obligations	$380,278	$200,476	$77,944	$54,120	$47,738

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2013, we had unrecognized tax benefits of $30.6 million, which included $5.9 million of accrued interest and penalties. As of December 31, 2013, we believe that it is reasonably possible that approximately $3.2 million of our unrecognized tax benefits, each of which are individually insignificant and include research and development credits and transfer pricing adjustments, may be recognized by the end of 2014 as a result of ongoing audits.

Letters of Credit

As of December 31, 2013, we had outstanding $6.8 million in irrevocable letters of credit issued by us in favor of third party beneficiaries, primarily related to facility leases. These irrevocable letters of credit, which are not included in the table of contractual obligations and commercial commitments above, are unsecured and are expected to remain in effect until December 2019.

Off-Balance Sheet Arrangements

We have entered into various indemnification arrangements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies and third party licensees of our technology. Generally, these indemnification agreements require us to reimburse losses suffered by third parties due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. To date, we have not encountered material costs as a result of such obligations and have not accrued any significant liabilities related to such indemnification obligations in our financial statements. See Note 9 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements.

Litigation

We are party to litigation that we consider routine and incidental to our business. Management does not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance and disclosure requirements for reporting of comprehensive income: amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material impact on our consolidated financial results.

Application of Critical Accounting Policies and Estimates

Overview

Our MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, capitalized internal-use software development costs, goodwill and acquired intangible assets, income tax reserves, impairment and useful lives of long-lived assets and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates. For a complete description of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Definitions

We define our critical accounting policies as those policies that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our consolidated financial statements. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.

Review of Critical Accounting Policies and Estimates

Revenue Recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We primarily derive revenues from the sale of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum of monthly, quarterly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly, quarterly or annual minimum. For contracts with a monthly committment, we recognize the monthly minimum as revenue each month, provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our service exceed the monthly minimum, we recognize revenue for such excess usage in the period of the additional usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.

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

When more than one element is contained in a revenue arrangement, we determine the fair value for each element in the arrangement based on vendor-specific objective evidence, or VSOE, for each respective element, including any renewal rates for services contractually offered to the customer. Elements typically included in our multiple element arrangements consist of our core services – the delivery of content, applications and software over the Internet – as well as mobile and security solutions and enterprise professional services. These elements have value to our customers on a stand-alone basis in that they can be sold separately by another vendor. Generally, there is no right of return relative to these services.

We typically use VSOE to determine the fair value of our separate elements. All stand-alone sales of professional services are reviewed to establish the average stand-alone selling price for those services. For our core services, the fair value is the price charged for a single deliverable on a per unit basis when it is sold separately.

For arrangements in which we are unable to establish VSOE, third party evidence, or TPE, of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which we are unable to establish VSOE or TPE for each element, we use the best estimate of selling price, or BESP, to determine the fair value of the separate deliverables. We estimate BESP based upon a management-approved price list and pre-established discount levels for each solution that takes into consideration volume, geography and industry lines. We allocate arrangement consideration across the multiple elements using the relative selling price method.

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

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record reserves against our accounts receivable balance. These reserves consist of allowances for doubtful accounts and revenue from certain customers on a cash-basis. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expense in the consolidated statements of operations. Increases in the reserve for cash-basis customers are recorded as reduction of revenue. The reserve for cash-basis customers increases as services are provided to customers for which collection is no longer reasonably assured. The reserve decreases and revenue is recognized when and if cash payments are received.

Estimates are used in determining these reserves and are based upon our review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where we no longer believe that the customer has the ability to pay for prior services provided. We perform ongoing credit evaluations of our customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in creation of a cash basis reserve until we receive consistent payments.

Valuation and Impairment of Marketable Securities

We measure the fair value of our financial assets and liabilities at the end of each reporting period. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the reporting date. Fair values determined by Level 2 inputs utilize data points other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We periodically evaluate whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors, overall market conditions and trends and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio if, among other things, relevant information related to our investments and marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

Impairment and Useful Lives of Long-Lived Assets

We review our long-lived assets, such as property and equipment and acquired intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that would trigger an impairment review include a change in the use of the asset or forecasted negative cash flows related to the asset. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. The estimates required to apply this accounting policy include forecasted usage of the long-lived assets, the useful lives of these assets and expected future cash flows. Changes in these estimates could materially impact results from operations.

Effective January 1, 2013, we increased the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently. This change was recorded prospectively and decreased depreciation expense on network assets by approximately $45.7 million and increased net income by approximately $33.6 million for the year ended December 31, 2013. The change also increased basic and diluted net income per share by $0.19 and $0.18, respectively, for the year ended December 31, 2013.

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2013 and 2012, and it was substantially in excess of the carrying value of the reporting unit at each date.

Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, and non-compete agreements arising from acquisitions of businesses and acquired license rights. We engaged third party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets.

Income Taxes

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards by using expected tax rates in effect in the years during which the differences are expected to reverse or the carryforwards are expected to be realized.

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

We have recorded certain tax reserves to address potential exposures involving our income tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of our tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that we estimated.

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

Accounting for Stock-Based Compensation

We issue stock-based compensation awards including stock options, restricted stock units and deferred stock units. We measure the fair value of these awards at the grant date and recognize such fair value as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have a significant impact on the fair value of stock-based awards, which could have a material impact on our financial statements. Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense recorded and could materially impact our result of operations.

For stock options, restricted stock units and deferred stock units that contain only a service-based vesting feature, we recognize compensation cost on a straight-line basis over the awards' vesting period. For awards with a performance condition-based vesting feature, we recognize compensation cost on a graded-vesting basis over the awards’ expected vesting period, commencing when achievement of the performance condition is deemed probable.

Capitalized Internal-Use Software Costs

We capitalize salaries and related costs, as well as stock-based compensation expense, of employees and consultants who devote time to the development of internal-use software development projects. Capitalization begins during the application development stage, once the preliminary project stage has been completed. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases and we estimate the useful life of the asset and begin amortization. We periodically assess whether triggering events are present to review internal-use software for impairment. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including government agency obligations, corporate bonds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

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

Transaction Exposure

We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of operations within other (expense) income, net. Foreign currency transaction gains and losses were determined to be immaterial during the year ended December 31, 2013.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. As of December 31, 2013 and 2012, one customer had an account receivable balance greater than 10% of our accounts receivable. We believe that at December 31, 2013, concentration of credit risk related to accounts receivable was not significant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 3, 2014

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$333,891	$201,989
Marketable securities	340,005	235,592
Accounts receivable, net of reserves of $3,703 and $3,807 at December 31, 2013 and 2012, respectively	271,988	218,777
Prepaid expenses and other current assets	62,096	51,604
Deferred income tax assets	21,734	20,422
Total current assets	1,029,714	728,384
Property and equipment, net	450,287	345,091
Marketable securities	573,026	657,659
Goodwill	757,368	723,701
Acquired intangible assets, net	77,429	84,554
Deferred income tax assets	2,325	21,427
Other assets	67,536	39,811
Total assets	$2,957,685	$2,600,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,710	$43,291
Accrued expenses	150,385	133,087
Deferred revenue	36,952	26,291
Other current liabilities	2,119	275
Total current liabilities	263,166	202,944
Deferred revenue	3,199	2,565
Deferred income tax liabilities	4,737	—
Other liabilities	57,152	49,364
Total liabilities	328,254	254,873
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 178,580,696 shares issued and outstanding at December 31, 2013; 200,199,536 shares issued and 177,782,814 shares outstanding at December 31, 2012	1,808	2,015
Additional paid-in capital	4,561,929	5,195,543
Treasury stock, at cost, no shares at December 31, 2013 and 22,416,722 shares at December 31, 2012	—	(624,462)
Accumulated other comprehensive loss	(2,091)	(1,640)
Accumulated deficit	(1,932,215)	(2,225,702)
Total stockholders’ equity	2,629,431	2,345,754
Total liabilities and stockholders’ equity	$2,957,685	$2,600,627

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	For the Years Ended December 31,
	2013	2012	2011
Revenue	$1,577,922	$1,373,947	$1,158,538
Costs and operating expenses:
Cost of revenue	511,087	529,900	453,705
Research and development	93,879	74,744	52,333
Sales and marketing	280,380	223,348	163,017
General and administrative	255,218	210,100	176,878
Amortization of acquired intangible assets	21,547	20,962	17,070
Restructuring charges	1,843	406	4,886
Total costs and operating expenses	1,163,954	1,059,460	867,889
Income from operations	413,968	314,487	290,649
Interest income, net	6,077	6,455	10,421
Other (expense) income, net	(491)	649	6,125
Income before provision for income taxes	419,554	321,591	307,195
Provision for income taxes	126,067	117,602	106,291
Net income	$293,487	$203,989	$200,904
Net income per share:
Basic	$1.65	$1.15	$1.09
Diluted	$1.61	$1.12	$1.07
Shares used in per share calculations:
Basic	178,196	177,900	183,866
Diluted	181,783	181,749	187,556

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Net income	$293,487	$203,989	$200,904
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,361)	(904)	(3,553)
Change in unrealized gain on investments, net of income tax benefit (expense) of $457, $(404) and $(5,018) for the years ended December 31, 2013, 2012 and 2011, respectively	3,910	523	8,035
Other comprehensive (loss) income	(451)	(381)	4,482
Comprehensive income	$293,036	$203,608	$205,386

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$293,487	$203,989	$200,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,431	204,163	167,878
Stock-based compensation	95,884	90,585	61,305
Provision for deferred income taxes	27,343	(5,819)	53,628
Provision for doubtful accounts	1,169	(316)	2,066
Excess tax benefits from stock-based compensation	(22,801)	(23,015)	(13,123)
Non-cash portion of restructuring charges	781	—	412
Loss on disposal of property and equipment	414	3	597
Gain from divestiture of a business	(1,188)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(67,184)	(2,108)	(37,837)
Prepaid expenses and other current assets	(3,842)	6,357	(4,828)
Accounts payable and accrued expenses	40,533	58,672	7,214
Deferred revenue	11,495	4,552	(3,721)
Other current liabilities	52	(3,278)	3,572
Other non-current assets and liabilities	3,334	(3,765)	8,211
Net cash provided by operating activities	563,908	530,020	446,278
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(30,657)	(336,680)	(550)
Purchases of property and equipment	(187,964)	(166,773)	(133,445)
Capitalization of internal-use software development costs	(72,109)	(54,204)	(42,644)
Purchases of short- and long-term marketable securities	(494,885)	(752,342)	(880,110)
Proceeds from sales and redemptions of short- and long-term marketable securities	160,210	214,277	701,313
Proceeds from maturities of short- and long-term marketable securities	314,925	315,788	532,910
Proceeds from sale of property and equipment	827	12	150
Other non-current assets and liabilities	(3,455)	812	(274)
Net cash (used in) provided by investing activities	(313,108)	(779,110)	177,350
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	63,707	45,114	25,302
Excess tax benefits from stock-based compensation	22,801	23,015	13,123
Employee taxes paid related to net share settlement of stock-based awards	(41,332)	(34,690)	(8,393)
Repurchases of common stock	(160,419)	(141,468)	(324,070)
Net cash used in financing activities	(115,243)	(108,029)	(294,038)
Effects of exchange rate changes on cash and cash equivalents	(3,655)	(89)	(2,259)
Net increase (decrease) in cash and cash equivalents	131,902	(357,208)	327,331
Cash and cash equivalents at beginning of year	201,989	559,197	231,866
Cash and cash equivalents at end of year	$333,891	$201,989	$559,197

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$63,508	$94,833	$45,578
Non-cash financing and investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accrued expenses	19,927	12,939	12,412
Capitalization of stock-based compensation	12,325	9,276	7,473
Convertible note receivable received for divestiture of a business	18,882	—	—

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2011	186,603,380	$1,924	$4,970,278	$(158,261)	$(5,741)	$(2,630,595)	$2,177,605
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,686,726	30	4,173				4,203
Issuance of common stock under employee stock purchase plan	491,396	5	12,651				12,656
Stock-based compensation			69,260				69,260
Tax benefit from stock-based award activity, net			11,855				11,855
Stock-based compensation from awards issued to non-employees for services rendered			18				18
Repurchases of common stock	(12,276,878)			(324,733)			(324,733)
Net income						200,904	200,904
Foreign currency translation adjustment					(3,553)		(3,553)
Change in unrealized gain on investments, net of tax					8,035		8,035
Balance at December 31, 2011	177,504,624	1,959	5,068,235	(482,994)	(1,259)	(2,429,691)	2,156,250
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,961,440	49	(6,902)				(6,853)
Issuance of common stock under employee stock purchase plan	676,853	7	16,816				16,823
Stock-based compensation			99,038				99,038
Tax benefit from stock-based award activity, net			17,533				17,533
Stock-based compensation from awards issued to non-employees for services rendered			823				823
Repurchases of common stock	(4,360,103)			(141,468)			(141,468)
Net income						203,989	203,989
Foreign currency translation adjustment					(904)		(904)
Change in unrealized gain on investments, net of tax					523		523
Balance at December 31, 2012	177,782,814	2,015	5,195,543	(624,462)	(1,640)	(2,225,702)	2,345,754

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2012	177,782,814	2,015	5,195,543	(624,462)	(1,640)	(2,225,702)	2,345,754
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	4,050,525	50	(218)				(168)
Issuance of common stock under employee stock purchase plan	644,639	6	22,086				22,092
Stock-based compensation			107,882				107,882
Tax benefit from stock-based award activity, net			20,926				20,926
Stock-based compensation from awards issued to non-employees for services rendered			327				327
Repurchases of common stock	(3,897,282)			(160,418)			(160,418)
Treasury stock retirement		(263)	(784,617)	784,880			—
Net income						293,487	293,487
Foreign currency translation adjustment					(4,361)		(4,361)
Change in unrealized gain on investments, net of tax					3,910		3,910
Balance at December 31, 2013	178,580,696	$1,808	$4,561,929	$—	$(2,091)	$(1,932,215)	$2,629,431

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing online content and business applications. The Company's globally distributed platform comprises more than 140,000 servers in approximately 1,200 networks in over 90 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

The effect of the revisions to the consolidated statements of operations is as follows for the years ended December 31, 2012 and 2011 (in thousands):

	2012			2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of revenue	$431,911	$97,989	$529,900	$374,543	$79,162	$453,705
Research and development	74,744	—	74,744	52,333	—	52,333
Sales and marketing	304,404	(81,056)	223,348	227,331	(64,314)	163,017
General and administrative	227,033	(16,933)	210,100	191,726	(14,848)	176,878
Amortization of acquired intangible assets	20,962	—	20,962	17,070	—	17,070
Restructuring charges	406	—	406	4,886	—	4,886
Total costs and operating expenses	$1,059,460	$—	$1,059,460	$867,889	$—	$867,889

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

The effect of the revisions to the consolidated statements of cash flows is as follows for the years ended December 31, 2012 and 2011 (in thousands):

	2012			2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	$6,066	$291	$6,357	$(7,014)	$2,186	$(4,828)
Accounts payable and accrued expenses	59,653	(981)	58,672	15,184	(7,970)	7,214
Other non-current assets and liabilities	(4,070)	305	(3,765)	8,704	(493)	8,211
Net cash provided by operating activities	530,405	(385)	530,020	452,555	(6,277)	446,278
Cash flows from investing activities:
Purchases of property and equipment	(165,642)	(1,131)	(166,773)	(140,218)	6,773	(133,445)
Other non-current assets and liabilities	(250)	1,062	812	272	(546)	(274)
Net cash (used in) provided by investing activities	(779,041)	(69)	(779,110)	171,123	6,227	177,350
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	44,660	454	45,114	25,252	50	25,302
Net cash used in financing activities	(108,483)	454	(108,029)	(294,088)	50	(294,038)
Net (decrease) increase in cash and cash equivalents	(357,208)	—	(357,208)	327,331	—	327,331

2. Summary of Significant Accounting Policies

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, income tax reserves and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

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

The Company classifies its debt and equity securities with readily determinable market values as available-for-sale in accordance with the authoritative guidance for accounting for certain investments in debt and equity securities. These investments are classified as marketable securities on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company periodically evaluates whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors, overall market conditions and trends and the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, relevant information related to its marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

Accounts Receivable and Related Reserves

The Company’s accounts receivable balance includes unbilled amounts that represent revenues recorded for customers that are typically billed monthly in arrears. The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts and reserves for cash-basis customers. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expense in the consolidated statements of operations. The Company’s reserve for cash-basis customers increases as services are provided to customers where collection is no longer assured. Increases to the reserve for cash-basis customers are recorded as reductions of revenue. The reserve decreases and revenue is recognized when and if cash payments are received.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2013, its concentration of credit risk related to cash equivalents and marketable securities is not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2013, 2012 and 2011, no customer accounted for more than 10% of total revenue. As of December 31, 2013 and 2012, one customer had an account receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2013, its concentration of credit risk related to accounts receivable is not significant.

Fair Value of Financial Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company has certain financial assets and liabilities recorded at fair value, principally cash equivalents and short- and long-term marketable securities, that have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the reporting date. Fair values determined by Level 2 inputs utilize data points other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment generally includes purchases of items with a per-unit value greater than $1,000 and an estimated useful life greater than one year. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of related lease terms or their estimated useful lives. The Company periodically reviews the estimated useful lives of property and equipment and any changes to the estimated useful lives are recorded prospectively from the date of the change.

Effective January 1, 2013, we increased the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently. This change was recorded prospectively and decreased depreciation expense on network assets by approximately $45.7 million and increased net income by approximately $33.6 million for the year ended December 31, 2013. The change also increased basic and diluted net income per share by $0.19 and $0.18, respectively, for the year ended December 31, 2013.

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income from operations. Repairs and maintenance costs are expensed as incurred.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment tests of goodwill as of December 31. The tests did not result in an impairment to goodwill during the years ended December 31, 2013, 2012 and 2011.

Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, non-compete agreements and acquired license rights. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset.

Long-lived assets, including property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, significant decreases in the Company’s market capitalization, facility closures or work-force reductions indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. The Company did not have any impairments during the years ended December 31, 2013, 2012 and 2011.

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

The Company primarily derives revenue from the sale of services to customers executing contracts having terms of one year or longer. These contracts generally commit the customer to a minimum of monthly, quarterly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly, quarterly or annual minimum. For contracts with a monthly commitment, the Company recognizes the monthly minimum as revenue each month, provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of the Company's services exceed the monthly, quarterly or annual minimum, the Company recognizes revenue for such excess in the period of additional usage. For annual or other non-monthly period revenue commitments, the Company recognizes revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognizes any remaining committed amount for the applicable period in the last month thereof.

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

When more than one element is contained in a revenue arrangement, the Company determines the fair value for each element in the arrangement based on vendor-specific objective evidence (“VSOE”) for each respective element, including any renewal rates for services contractually offered to the customer. Elements typically included in the Company's multiple element arrangements consist of its core services – the delivery of content, applications and software over the Internet – as well as mobile and security solutions, and enterprise professional services. These elements have value to the customer on a stand-alone basis in that they can be sold separately by another vendor. Generally, there is no right of return relative to these services.

The Company typically uses VSOE to determine the fair value of its separate elements. All stand-alone sales of professional services are reviewed to establish the average stand-alone selling price for those services. For the Company's core services, the fair value is the price charged for a single deliverable on a per unit basis when it is sold separately.

For arrangements in which the Company is unable to establish VSOE, third party evidence ("TPE") of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which the Company is unable to establish VSOE or TPE for each element, the Company uses the best estimate of selling price ("BESP") to determine the fair value of the separate deliverables. The Company estimates BESP based upon a management-approved listing of all solution unit pricing and pre-established discount levels for each solution that takes into consideration volume, geography and industry lines. The Company allocates arrangement consideration across the multiple elements using the relative selling price method.

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

Cost of Revenue

Cost of revenue consists primarily of fees paid to network providers for bandwidth and to third party network data centers for housing servers, also known as co-location costs. Cost of revenue also includes employee costs for network operation, build-out and support and services delivery; network storage costs; cost of software licenses; depreciation of network equipment used to deliver the Company’s services; amortization of network-related internal-use software; and costs for the production of live events. The Company enters into contracts for bandwidth with third party network providers with terms typically ranging from several months to two years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. In some circumstances, Internet service providers (“ISPs”) make rack space available for the Company’s servers and access to their bandwidth at discounted or no cost. In exchange, the ISP and its customers benefit by receiving content through a local the Company server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers, nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

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

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $2.7 million, $2.8 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Accounting for Stock-Based Compensation

The Company recognizes compensation costs for all stock-based payment awards made to employees and directors based upon the awards’ grant-date fair value. The stock-based payment awards include employee stock options, restricted stock units, deferred stock units and employee stock purchases related to the Company’s employee stock purchase plan.

For stock options, the Company has selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. For stock options, restricted stock units and deferred stock units that contain only a service-based vesting feature, the Company recognizes compensation cost on a straight-line basis over the award's vesting period. For awards with a performance condition-based vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the award's expected vesting period, commencing when achievement of the performance condition is deemed probable. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, the Company makes judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Any changes to those estimates that the Company makes from time to time may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s results of operation.

Foreign Currency Translation and Forward Currency Contracts

The assets and liabilities of the Company's subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenues and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other (expense) income, net. For the years ended December 31, 2013, 2012 and 2011, the Company recorded a net loss of $0.7 million, a net gain of $0.3 million and a net loss of $1.9 million, respectively, in the consolidated statements of operations.

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other (expense) income, net. As of December 31, 2013 and 2012, the fair value of the forward currency contracts and the underlying net gains for the years ended December 31, 2013, 2012 and 2011 were immaterial.

The Company's foreign currency forward contracts may be exposed credit risk to the extent that its counterparties are unable to meet the terms of the agreements. The Company minimizes counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.

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

The Company has recorded certain tax reserves to address potential exposures involving its income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. The Company's estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount the Company estimated.

Uncertainty in income taxes is recognized in the Company's consolidated financial statements under guidance that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance and disclosure requirements for reporting of comprehensive income: amounts reclassified out of accumulated other comprehensive income. The guidance requires that an entity provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance in the first quarter of 2013 did not have a material impact on the Company's consolidated financial results.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of December 31, 2013 and 2012 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2013		Gains	Losses
Certificates of deposit	$222	$—	$—	$222	$173	$49
Corporate bonds	736,945	1,197	(281)	737,861	278,318	459,543
U.S. government agency obligations	174,982	51	(85)	174,948	61,514	113,434
	$912,149	$1,248	$(366)	$913,031	$340,005	$573,026

As of December 31, 2012
Certificates of deposit	$3,100	$—	$—	$3,100	$3,057	$43
Commercial paper	7,481	2	(1)	7,482	7,482	—
Corporate bonds	691,931	1,269	(205)	692,995	217,548	475,447
U.S. government agency obligations	189,607	95	(28)	189,674	7,505	182,169
	$892,119	$1,366	$(234)	$893,251	$235,592	$657,659

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income, net in the consolidated statements of operations. As of December 31, 2013, the Company did not hold any investment-related assets that had been in a continuous loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of December 31, 2013 and 2012 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of December 31, 2013
Cash Equivalents and Marketable Securities:
Money market funds	$40,482	$40,482	$—	$—
Certificates of deposit	3,418	3,418	—	—
Commercial paper	29,999	—	29,999	—
U.S. government agency obligations	174,948	—	174,948	—
Corporate bonds	737,861	—	737,861	—
	$986,708	$43,900	$942,808	$—
Other Assets:
Note receivable	$22,879	$—	$—	$22,879

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(2,600)	$—	$—	$(2,600)

As of December 31, 2012
Cash Equivalents and Marketable Securities:
Money market funds	$22,255	$22,255	$—	$—
Certificates of deposit	7,473	7,473	—	—
Commercial paper	9,482	—	9,482	—
U.S. government agency obligations	189,674	—	189,674	—
Corporate bonds	692,995	—	692,995	—
	$921,879	$29,728	$892,151	$—
Other Liabilities:
Contingent consideration obligation related to Verivue acquisition	$(1,200)	$—	$—	$(1,200)

As of December 31, 2013 and 2012, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2013 and 2012, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2013 and 2012.

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company's Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The valuation technique used to measure fair value for the Company's Level 3 asset, which consists of a $25.0 million face value convertible note receivable that is due and payable on July 24, 2014, is primarily an income approach, where the expected weighted average future cash flows are discounted back to present value. The significant unobservable inputs used in the fair value measurement of the convertible note receivable are the probability of conversion to equity and the fair value of equity into which the note is convertible. The valuation assumed a 90% probability of being converted to equity. If a 70% probability of conversion was used, the fair value of the note would have been $23.4 million.

The valuation technique used to measure fair value of the Company's Level 3 liabilities, which consist of contingent consideration related to the acquisition of Velocius Networks, Inc. ("Velocius") and Verivue, Inc. ("Verivue") (Note 7), is primarily an income approach. The significant unobservable input used in the fair value measurement of the Velocius contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology. The significant unobservable input used in the fair value measurement of the Verivue contingent consideration is the likelihood of achieving defined levels of customer revenue.

Significant increases or decreases in the underlying assumptions used to value the Company's Level 3 asset and liabilities held at December 31, 2013 and 2012, respectively, could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Due in 1 year or less	$340,005	$235,592
Due after 1 year through 5 years	573,026	657,659
	$913,031	$893,251

The following table reflects the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2013 and 2012 (in thousands):

	Other Assets: Note Receivable	Other Liabilities: Contingent Consideration Obligation
Balance, January 1, 2012	$—	$—
Contingent consideration obligation related to Verivue acquisition	—	(1,200)
Balance, December 31, 2012	—	(1,200)
Fair value adjustment to contingent consideration for acquisition of Verivue included in general and administrative expense	—	1,200
Contingent consideration obligation related to Velocius acquisition	—	(2,600)
Convertible note receivable from divestiture of a business	18,882	—
Unrealized gain on convertible note receivable included in other comprehensive income	3,997	—
Balance, December 31, 2013	$22,879	$(2,600)

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Trade accounts receivable	$175,391	$143,533
Unbilled accounts	100,300	79,051
Gross accounts receivable	275,691	222,584
Allowance for doubtful accounts	(708)	(1,154)
Reserve for cash-basis customers	(2,995)	(2,653)
Total accounts receivable reserves	(3,703)	(3,807)
Accounts receivable, net	$271,988	$218,777

A summary of activity in the accounts receivable reserves for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

	2013	2012	2011
Beginning balance	$3,807	$4,555	$5,232
Charges to income from operations	17,900	15,599	16,165
Write-offs	(486)	(47)	(420)
Collections from cash basis customers	(17,518)	(16,300)	(16,422)
Ending balance	$3,703	$3,807	$4,555

Charges to income from operations represent charges to bad debt expense for increases in the allowance for doubtful accounts and reductions to revenue for increases in reserves for cash basis customers.

5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012	Estimated Useful Life in Years
Computer and networking equipment	$737,957	$655,043	3-4
Purchased software	40,237	35,176	3
Furniture and fixtures	20,838	16,917	5
Office equipment	10,353	7,109	3
Leasehold improvements	64,471	44,539	2-12
Internal-use software	340,421	272,441	2-3
Property and equipment, gross	1,214,277	1,031,225
Accumulated depreciation and amortization	(763,990)	(686,134)
Property and equipment, net	$450,287	$345,091

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2013, 2012 and 2011 was $162.9 million, $183.2 million and $150.8 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $12.3 million, $9.3 million and $7.5 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2013 and 2012, the Company wrote off $68.5 million and $77.4 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets were substantially depreciated and amortized.

6. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Beginning balance	$723,701	$452,914
Additions	35,606	270,787
Disposals	(1,939)	—
Ending balance	$757,368	$723,701

The additions to goodwill during the year ended December 31, 2013 were related to the acquisitions of strategic network assets from AT&T Services, Inc. ("AT&T") and of Velocius. The disposal of goodwill during the year ended December 31, 2013 was related to the sale of the Company's Advertising Decision Solutions ("ADS") business. The additions to goodwill during the year ended December 31, 2012 were related to the acquisitions of Blaze Software, Inc. ("Blaze"), Cotendo, Inc. ("Cotendo"), FastSoft, Inc. ("FastSoft") and Verivue.

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$65,631	$(35,476)	$30,155	$71,531	$(32,842)	$38,689
Customer relationships	115,100	(75,563)	39,537	104,700	(68,702)	35,998
Non-compete agreements	7,950	(2,623)	5,327	14,770	(7,645)	7,125
Trademarks and trade names	3,400	(990)	2,410	3,700	(958)	2,742
Acquired license rights	490	(490)	—	490	(490)	—
Total	$192,571	$(115,142)	$77,429	$195,191	$(110,637)	$84,554

Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2013, 2012 and 2011 was $21.5 million, $21.0 million and $17.1 million, respectively. Based on intangible assets held as of December 31, 2013, amortization expense is expected to be approximately $20.6 million, $18.9 million, $14.5 million, $10.2 million and $4.4 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

7. Business Acquisitions and Divestitures

Acquisition-related costs were $3.1 million, $5.8 million and $0.6 million during the years ended December 31, 2013, 2012 and 2011, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in 2013 and 2012 have not been presented because the effects of the acquisitions, individually or in the aggregate, are not material to the Company's consolidated financial results. Revenue and earnings since the date of the acquisitions included in the Company's consolidated statements of operations are also not included because they are not material.

Prolexic Acquisition

In December 2013, the Company announced that it had signed a definitive agreement to acquire Prolexic Technologies, Inc. ("Prolexic"). The goal of acquiring Prolexic is to provide customers with a comprehensive portfolio of security solutions designed to defend an enterprise’s Web and IP infrastructure against application-layer, network-layer and data center attacks delivered via the Internet. The transaction closed in February 2014 for an approximate purchase price of $390.0 million, plus the assumption of unvested options, subject to post-closing adjustments.

2013 Acquisitions

Velocius Acquisition

On November 8, 2013, the Company acquired Velocius in exchange for $4.3 million in cash. In addition, the Company recorded a liability of $2.6 million for contingent consideration related to expected achievement of post-closing milestones. The Company acquired Velocius with a goal of complementing its hybrid cloud optimization strategy for optimizing IP application traffic across the Internet for remote and branch-end users. The Company allocated $5.4 million of the cost of the acquisition to goodwill and $2.5 million to acquired intangible assets. The allocation of the purchase price is preliminary, pending the finalization of the fair value of the acquired intangible assets. The total weighted average useful life of the intangible assets acquired from Velocius is 7.9 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies. The total amount of goodwill related to the acquisition of Velocius expected to be deducted for tax purposes is $0.5 million.

Strategic Network Transaction

On November 30, 2012, the Company entered into a strategic alliance with AT&T. Under the agreement, AT&T became a reseller of the Company's services and the Company acquired certain assets and contracted to purchase bandwidth, co-location and related services from AT&T. The Company entered into the agreement with a goal of expanding its content delivery network customer base and developing a relationship with AT&T as a bandwidth and co-location service provider. The transaction meets the definition of a business combination and it was determined that the Company obtained control of the acquired assets in July 2013. The total consideration is $55.0 million, of which $27.5 million was paid by the Company during the third quarter of 2013. The remaining payment to AT&T is included in accounts payable in the consolidated balance sheet and is expected to be paid in the first quarter of 2014.

The Company allocated $30.2 million of the consideration to goodwill and $16.1 million to acquired intangible assets. The allocation of the purchase price was finalized in the fourth quarter of 2013. The weighted average useful life of the intangible assets acquired is 9.8 years. The value of the goodwill acquired can be attributed to expected synergies between AT&T and the Company related to future customer expansion and cost reductions. The total amount of goodwill expected to be deducted for tax purposes is $30.2 million.

2012 Acquisitions

Verivue Acquisition

On December 4, 2012, the Company acquired all of the outstanding common and preferred stock of Verivue in exchange for $30.9 million in cash. In addition, the Company recorded a liability of $1.2 million for contingent consideration related to expected achievement of post-closing milestones. The Company acquired Verivue with a goal of complementing its network operator solutions and accelerating time to market in providing a comprehensive, licensed content delivery network solution for network operators. The Company allocated $14.9 million of the cost of the acquisition to goodwill and $7.5 million to acquired intangible assets. The purchase price was finalized in the third quarter of 2013. The Company recorded a reduction of $5.8 million to goodwill upon the finalization of measurement period adjustments related to deferred tax assets and liabilities in the third quarter of 2013, and revised prior period balances to reflect the change.

The total weighted average useful life of the intangible assets acquired from Verivue is 6.4 years. The value of the goodwill from the acquisition can be attributed to a number of business factors, including a trained technical workforce in place in the United States and expected cost synergies. The total amount of goodwill related to the acquisition of Verivue expected to be deducted for tax purposes is $3.0 million. As of March 31, 2013, the Company determined the agreed upon post-closing milestones were not expected to be achieved and therefore reversed the $1.2 million liability recorded at December 31, 2012 for the contingent consideration and recorded it as general and administrative expense in the consolidated statement of operations. As of December 31, 2013, the milestones were not achieved.

FastSoft Acquisition

On September 13, 2012, the Company acquired all of the outstanding common and preferred stock of FastSoft in exchange for $14.4 million in cash. The Company acquired FastSoft with a goal of complementing the Company's Media Delivery Solutions with technology for optimizing the throughput of video and other digital content across IP networks. The Company allocated $7.1 million of the cost of the acquisition to goodwill and $3.7 million to acquired intangible assets. The allocation of the purchase price was finalized in the third quarter of 2013. The Company recorded a reduction of $1.8 million to goodwill upon the finalization of measurement period adjustments related to deferred tax assets and liabilities in the third quarter of 2013, and revised prior period balances to reflect the change.

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

Cotendo Acquisition

On March 6, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Cotendo in exchange for $278.9 million in cash and assumption of unvested options. The Company acquired Cotendo with the intention of increasing the Company’s pace of innovation in the areas of site acceleration and mobile optimization.

The value of the goodwill from the acquisition of Cotendo can be attributed to a number of business factors including potential sales opportunities to provide the Company services to Cotendo customers; a trained technical workforce in place in the United States and Israel; an existing sales pipeline and trained sales force; and cost synergies expected to be realized.

The purchase price allocation has been finalized. The following table presents the final allocation of the purchase price of Cotendo (in thousands):

Total purchase consideration	$278,877
Allocation of the purchase consideration
Current assets, including cash and cash equivalents of $6,405	$6,751
Trade receivables	2,920
Property and equipment	5,812
Indemnification assets	6,200
Long-term assets	75
Identifiable intangible assets	43,800
Goodwill	233,828
Deferred tax liabilities	(15,376)
Other liabilities assumed	(5,133)
$278,877

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized (in thousands, except for years):

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

Blaze

On February 7, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Blaze in exchange for $19.3 million in cash and assumption of unvested options. The Company acquired Blaze with a goal of complementing the Company's site acceleration solutions with technology designed to optimize the speed at which a web page is rendered. The Company allocated $15.1 million of the cost of the acquisition to goodwill and $5.1 million to acquired intangible assets. The purchase price allocation has been finalized. The total weighted average useful life of the intangible assets acquired from Blaze is 5.3 years. The value of the goodwill from this acquisition can be attributed to a number of business factors including a trained technical workforce in place in Canada and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Blaze expected to be deducted for tax purposes is $13.5 million.

Divestitures

ADS Divestiture

Consistent with its strategy to prioritize higher-margin businesses, the Company sold its ADS business to MediaMath, Inc. ("MediaMath") in exchange for a $25.0 million face value convertible note receivable that is due and payable on July 24, 2014 (Note 3). The transaction closed during the first quarter of 2013. These operations were not material to the Company's annual net sales, net income or earnings per share. No significant gains or losses were realized on the transaction. The accompanying consolidated financial statements for the year ended December 31, 2013 include the impact of approximately one month of ADS operations prior to the sale. All assets and liabilities used by the ADS operations have been excluded from the consolidated balance sheet presentation. Simultaneously with the sale, the Company entered into a multi-year relationship agreement whereby MediaMath will have exclusive rights to leverage the Company's pixel-free technology for use within digital advertising and marketing applications.

8. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Payroll and other related benefits	$90,093	$75,039
Bandwidth and co-location	20,991	27,260
Property, use and other taxes	32,503	22,093
Professional service fees	4,388	3,643
Other	2,410	5,052
Total	$150,385	$133,087

9. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through April 2024 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2013 were as follows (in thousands):

2014	$31,583
2015	31,502
2016	28,924
2017	28,275
2018	24,331
Thereafter	47,715
Total	$192,330

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $30.8 million, $23.5 million and $23.0 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants was $1.9 million, $1.4 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had outstanding letters of credit in the amount of $6.8 million related to certain of its real estate leases. The letters of credit expire as the Company fulfills its operating lease obligations.

Purchase Commitments

As of December 31, 2013, the Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs and for asset purchases for network equipment. Additionally, as of December 31, 2013, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2013 were as follows (in thousands):

	Bandwidth and Co-location Commitments	Purchase Order Commitments
2014	$103,626	$65,267
2015	8,587	6,212
2016	2,445	274
2017	1,446	—
2018	68	—
Thereafter	23	—
Total	$116,195	$71,753

Litigation

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition or cash flows.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with its provision of its services. Generally, these obligations are limited to claims relating to infringement of a patent, copyright or other intellectual property right or the Company’s negligence, willful misconduct or violation of law. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and could limit the Company’s exposure.

The Company has agreed to indemnify each of its officers and directors during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. The Company has director and officer insurance policies that may limit its exposure and may enable the Company to recover a portion of certain future amounts paid.

To date, the Company has not encountered material costs as a result of such indemnifications and has not accrued any related liabilities in its financial statements. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

10. Stockholders’ Equity

Stock Repurchase Program

In April 2012, the Company's Board of Directors authorized a $150.0 million stock repurchase program covering a twelve-month period commencing on May 1, 2012. In January 2013, the Board of Directors authorized a $150.0 million extension of its share repurchase program, effective for a twelve-month period beginning February 1, 2013. In October 2013, the Board of Directors authorized a new $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. Unused amounts from the May 2012 program were not carried over to the program approved in January 2013, and unused amounts from the January 2013 program were not carried over to the October 2013 program.

During the years ended December 31, 2013, 2012 and 2011, the Company repurchased 3.9 million, 4.4 million and 12.3 million shares, respectively, of its common stock for $160.4 million, $141.5 million and $324.7 million, respectively. As of December 31, 2013, the Company had $702.3 million remaining available for future purchases of shares under the approved repurchase program.

The Board of Directors authorized the retirement of all the outstanding shares of its treasury stock as of December 31, 2013. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock.

11. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the year ended December 31, 2013 (in thousands):

	Foreign Currency Translation	Net Unrealized Gain on Investments	Total
Balance, beginning of year	$(2,354)	$714	$(1,640)
Other comprehensive (loss) income	(4,361)	3,910	(451)
Balance, end of year	$(6,715)	$4,624	$(2,091)

The tax effect on accumulated unrealized gain on investments as of December 31, 2013 and 2012, respectively, was immaterial. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the year ended December 31, 2013.

12. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed approximately $11.1 million, $6.4 million and $3.4 million of cash to the savings plan for the years ended December 31, 2013, 2012 and 2011, respectively, under a matching program.

13. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan (the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan

and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards up to 8.0 million shares of common stock to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant. As of December 31, 2013, the Company had reserved approximately 11.7 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2013, 2012 and 2011, the Company issued 0.6 million, 0.7 million and 0.5 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $34.26, $24.76 and $25.75, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in 2013, 2012 and 2011 were $22.1 million, $16.8 million and $12.7 million, respectively. As of December 31, 2013, approximately $2.3 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Cost of revenues	$10,867	$11,309	$9,654
Research and development expense	17,472	17,275	11,125
Sales and marketing expense	39,290	34,322	20,697
General and administrative expense	28,255	27,679	19,829
Total stock-based compensation	95,884	90,585	61,305
Provision for income taxes	(34,829)	(33,126)	(21,212)
Total stock-based compensation, net of taxes	$61,055	$57,459	$40,093

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 also included stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $8.1 million, $7.7 million and $7.3 million, respectively, before tax.

The Company uses the Black-Scholes option pricing model to determine the fair value of the Company’s stock option awards. This model requires the input of subjective assumptions, including expected stock price volatility and the estimated term of each award. The estimated fair value of the Company's stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Expected volatilities are based on the Company’s historical stock price volatility and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected term of options granted within the valuation model. The risk-free interest rate for periods commensurate with the expected term of the option is based on the United States Treasury yield rate in effect at the time of grant. The expected dividend yield is zero, as the Company currently does not pay a dividend and does not anticipate doing so in the future.

The grant-date fair values of the Company's stock option awards granted during the years ended December 31, 2013, 2012 and 2011 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected term (in years)	4.5	4.2	4.2
Risk-free interest rate	0.8%	0.6%	1.3%
Expected volatility	44.4%	50.8%	48.9%
Dividend yield	—%	—%	—%

For the years ended December 31, 2013, 2012 and 2011, the weighted average fair value of stock option awards granted was $14.17 per share, $25.20 per share and $14.93 per share, respectively.

The grant-date fair values of the Company's ESPP awards granted during the years ended December 31, 2013, 2012 and 2011 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%
Expected volatility	42.0%	51.0%	43.7%
Dividend yield	—%	—%	—%

For the years ended December 31, 2013, 2012 and 2011, the weighted average fair value of ESPP awards granted was $11.34 per share, $8.71 per share and $10.24 per share, respectively.

As of December 31, 2013, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $133.2 million. This non-cash expense will be recognized through 2017 over a weighted average period of 1.2 years.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2013:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	6,223	$26.30
Granted	515	38.07
Exercised	(2,127)	19.34
Expired	(153)	36.82
Outstanding at December 31, 2013	4,458	$30.67	3.34	$210,719
Exercisable at December 31, 2013	3,303	$29.56	2.51	$155,813
Vested or expected to vest December 31, 2013	4,416	$30.53	3.30	$208,353

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $47.2 million, $47.9 million and $22.6 million, respectively. The total fair value of options vested for the years ended December 31, 2013, 2012 and 2011 was $12.4 million, $16.6 million and $14.8 million, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $47.18 on December 31, 2013, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2013 was approximately $3.8 million.

Deferred Stock Units

The Company has granted deferred stock units ("DSUs") to non-employee members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of the vested shares of stock represented by the DSU for a period of at least one year but not more than ten years from the grant date. The DSUs typically vest 50% upon the first anniversary of grant date, with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter so that all DSUs are vested in full at the end of two years from date of grant. If a director has completed one year of Board service, vesting of 100% of the DSUs held by such director will accelerate at the time of his or her departure from the Board.

The following table summarizes the DSU activity for the year ended December 31, 2013:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	285	$25.93
Granted	35	48.03
Vested	(82)	17.90
Outstanding at December 31, 2013	238	$32.01

The total pre-tax intrinsic value of DSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $3.8 million, $2.3 million and $0.5 million, respectively. The total fair value of DSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $2.4 million and $0.5 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2013, 48,000 DSUs were unvested, with an aggregate intrinsic value of approximately $2.3 million and a weighted average remaining contractual life of approximately 6.1 years. These units are expected to vest on various dates through May 2017.

Restricted Stock Units

The following table summarizes the different types of restricted stock units ("RSUs") granted by the Company during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
RSUs with service-based vesting conditions	2,338	2,782	3,003
RSUs with performance-based vesting conditions	760	369	550
Total	3,098	3,151	3,553

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

For the years ended December 31, 2013, 2012 and 2011, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. Management will continue to periodically review the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2013:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	5,946	$32.97
Granted	3,098	37.96
Vested	(2,837)	31.46
Forfeited	(669)	32.68
Outstanding at December 31, 2013	5,538	$36.43

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $117.5 million, $98.3 million and $68.0 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $89.2 million, $71.4 million and $44.7 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2013, 5.5 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $261.3 million and a weighted average remaining contractual life of approximately 5.6 years. These RSUs are expected to vest on various dates through December 2017.

14. Restructuring

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

In December 2012, the Company implemented work force reductions in connection with the 2012 acquisitions of FastSoft and Verivue. The Company recorded $0.4 million as a restructuring charge for the amount of one-time benefits provided to affected employees.

During 2013, the Company recorded a $0.9 million restructuring charge for leasehold improvements which are no longer in use as a result of an early lease termination. In connection with the vacated facility, the Company also incurred $0.9 million in charges related to severance and relocation of employees impacted by the closing of the facility.

The following table summarizes the activity of the restructuring accrual during 2013 (in thousands):

	Leases	Severance	Total
Beginning balance, January 1, 2013	$517	$124	$641
Restructuring charge	940	903	1,843
Non-cash portion of restructuring charge	(781)	—	(781)
Cash payments	(311)	(830)	(1,141)
Ending balance, December 31, 2013	$365	$197	$562
Current portion of accrued restructuring	$85	$197	$282
Long-term portion of accrued restructuring	$280	$—	$280

The Company does not expect to incur additional restructuring charges related to the actions discussed above. The restructuring liability is expected to be fully paid by December 2019.

15. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
U.S.	$365,821	$245,252	$257,656
Foreign	53,733	76,339	49,539
Income before provision for income taxes	$419,554	$321,591	$307,195

The provision for income taxes consisted of the following for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Current tax provision:
Federal	$77,671	$94,423	$39,517
State	8,034	10,046	2,953
Foreign	13,019	18,952	10,193
Deferred tax provision (benefit):
Federal	24,210	(582)	54,980
State	(1,106)	(2,045)	4,413
Foreign	1,869	(3,189)	1,209
Change in valuation allowance	2,370	(3)	(6,974)
Total	$126,067	$117,602	$106,291

The Company’s effective rate differed from the U.S. federal statutory rate as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
U.S. federal income tax rate	35.0%	35.0%	35.0%
State taxes	3.4	3.5	2.8
Nondeductible stock-based compensation	0.8	1.3	0.8
U.S. federal and state research and development credits	(3.5)	(0.6)	(2.4)
Change in state tax rates	—	(0.4)	(0.1)
Foreign earnings	(2.6)	(3.5)	(2.2)
Expiration of capital loss carryforward	—	—	2.1
Disallowed officer compensation	0.1	0.6	—
Domestic production activities deduction	(4.3)	—	—
Other	0.5	0.7	0.9
Change in the deferred tax asset valuation allowance	0.6	—	(2.3)
	30.0%	36.6%	34.6%

The components of the net deferred tax asset and the related valuation allowance as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Net operating loss and credit carryforwards	$25,498	$21,556
Depreciation and amortization	—	5,813
Compensation costs	45,246	46,298
Other	16,936	19,333
Deferred tax assets	87,680	93,000
Depreciation and amortization	(15,607)	—
Acquired intangible assets	(19,530)	(26,002)
Internal-use software development costs capitalized	(31,970)	(24,301)
Deferred tax liabilities	(67,107)	(50,303)
Valuation allowance	(1,251)	(430)
Net deferred tax assets	$19,322	$42,267

As of December 31, 2013, the Company had U.S. federal NOL carryforwards of approximately $30.7 million related to acquisitions during 2012, which expire at various dates through 2029. As of December 31, 2013 and 2012, the Company had state NOL carryforwards of approximately $59.0 million and $48.2 million, respectively, which expire at various dates through 2024. The Company also had foreign NOL carryforwards of approximately $2.4 million and $1.0 million as of December 31, 2013 and 2012, respectively. The majority of the foreign NOL carryforwards have no expiration dates. As of December 31, 2013 and 2012, the Company had U.S. federal and state research and development tax credit carryforwards of $10.0 million and $1.7 million, respectively, which will expire at various dates through 2031. As of December 31, 2013 and 2012, the Company had foreign tax credit carryforwards of $4.4 million and $4.3 million, respectively, which will expire at various dates through 2023.

As of December 31, 2013 and 2012, the Company recorded a valuation allowance on its deferred tax assets of $1.3 million and $0.4 million, respectively, an increase of $0.8 million.

As of December 31, 2013, undistributed earnings of non-U.S. subsidiaries totaled $167.3 million. No provision for U.S. income and foreign withholding taxes has been made for these permanently reinvested foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the U.S in the form of dividends or otherwise, it would be included in the Company's U.S. taxable income. The amount of unrecognized deferred income tax liability related to these earnings is $33.0 million.

During 2013 and 2012, the Company corrected immaterial errors in its reported income tax expense attributable to prior fiscal periods, which reduced income tax expense by $3.6 million and $5.3 million, respectively, during those years.

The following is a rollforward of the Company’s unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Balance at beginning of year	$20,902	$12,496	$10,773
Gross increases — tax positions of prior periods	2,878	12,173	—
Gross increases — current-period tax positions	2,834	2,251	2,824
Gross decreases — tax positions of prior periods	(1,213)	(6,018)	(794)
Gross decreases — settlements	(750)	—	(307)
Balance at end of year	$24,651	$20,902	$12,496

As of December 31, 2013, 2012 and 2011, the Company had approximately $30.6 million, $26.9 million and $17.2 million, respectively, of total unrecognized tax benefits, including $5.9 million of accrued interest and penalties as of December 31, 2013 and 2012 and $4.7 million of accrued interest and penalties as of December 31, 2011. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and was insignificant during the year ended December

31, 2013. Interest and penalties included in the provision for income taxes for the years ended December 31, 2012 and 2011 were $1.2 million and $0.4 million, respectively. If recognized, all amounts of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate.

As of December 31, 2013, the Company believes it is reasonably possible that approximately $3.2 million of its unrecognized tax benefits, each of which is individually insignificant, including research and development credits and transfer pricing adjustments, may be recognized by the end of 2014 as a result of ongoing audits.

The Company's income tax return for the 2010 tax year is currently under audit by the Internal Revenue Service. In addition, certain state tax and foreign tax returns for the 2008 through 2011 tax years are currently under audit by those jurisdictions. The Company does not expect the results of these examinations to have a material effect on its financial condition, results of operations or cash flows.

Generally, all tax years are open for examination by the U.S. federal and state taxing jurisdictions to which the Company is subject due to net operating losses and the limited number of prior year audits by taxing jurisdictions. In our major foreign jurisdictions, tax years after 2009 are open for examination.

16. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, DSUs and RSUs.

The following table sets forth the components used in the computation of basic and diluted net income per common share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	2013	2012	2011
Numerator:
Net income	$293,487	$203,989	$200,904
Denominator:
Shares used for basic net income per share	178,196	177,900	183,866
Effect of dilutive securities:
Stock options	1,622	2,182	2,550
Restricted stock units and deferred stock units	1,965	1,667	1,140
Shares used for diluted net income per share	181,783	181,749	187,556
Basic net income per common share	$1.65	$1.15	$1.09
Diluted net income per common share	$1.61	$1.12	$1.07

For the years ended December 31, 2013, 2012 and 2011 certain potential outstanding stock options and service-based RSUs were excluded from the computation of diluted earnings per share because the effect of including these options and restricted stock units would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The potentially outstanding shares excluded from the computation of diluted earnings per share are as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Options	1,649	2,551	3,335
Service-based restricted stock units	188	1,154	906
Performance-based restricted stock units	985	1,734	2,637
Total shares excluded from computation	2,822	5,439	6,878

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

17. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2013, the Company operated in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. As of December 31, 2013, the Company had approximately $210.9 million and $124.9 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2012, the Company had approximately $159.0 million and $99.0 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

The Company sells its services and licenses through a sales force located both domestically and abroad. Revenues derived from operations outside of the U.S. for the years ended December 31, 2013, 2012 and 2011, were $458.2 million, $388.2 million and $334.3 million, respectively. Other than the U.S. no single country accounted for 10% or more of the Company’s total revenue for any reported period.

18. Quarterly Financial Results (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013:
Revenue	$368,046	$378,106	$395,790	$435,980
Cost of revenue	120,392	124,705	132,039	133,951
Net income	71,487	61,895	79,756	80,349
Basic net income per share	0.40	0.35	0.45	0.45
Diluted net income per share	0.39	0.34	0.44	0.44
Year ended December 31, 2012:
Revenue	$319,448	$331,306	$345,321	$377,872
Cost of revenue	124,925	131,260	134,221	139,494
Net income	43,227	44,239	48,231	68,292
Basic net income per share	0.24	0.25	0.27	0.38
Diluted net income per share	0.24	0.24	0.27	0.38

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

The effect of the revisions to the selected quarterly financial results reflected above, is as follows for the year ended December 31, 2012 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012:
Cost of revenue, as previously reported	$102,566	$107,457	$109,995	$111,893
Adjustment	22,359	23,803	24,226	27,601
Cost of revenue, as revised	$124,925	$131,260	$134,221	$139,494

The classification error did not affect reported revenue, net income or net income per share.

19. Subsequent Event

In February 2014, the Company issued $690.0 million par value of convertible senior notes. The notes are senior unsecured obligations of the Company, do not bear regular interest and mature in February 2019, unless repurchased or converted prior to maturity.

The notes are convertible after August 15, 2018 at any time until the close of business on the second scheduled trading day immediately preceding the maturity date into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock at the Company's option. The conversion rate will initially be 11.1651 shares of the Company's common stock per $1,000 which is equivalent to an initial conversion price of approximately $89.56 per share, subject to adjustments in certain events, and represents a potential conversion into 7.7 million shares.

To minimize the impact of potential dilution upon conversion of the notes, the Company entered into convertible note hedge transactions with respect to its common stock. The Company paid $101.3 million for the note hedge transactions. The note hedge transactions cover approximately 7.7 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the notes, also subject to adjustment, and are exercisable upon conversion of the notes.  The note hedge transactions are intended to reduce the potential dilution upon conversion of the notes in the event that the market value per share of the Company’s common stock, as measured under the notes, at the time of exercise is greater than the conversion price of the notes.

Separately, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 7.7 million shares of the Company’s common stock at a strike price of approximately $104.49 per share. The Company received aggregate proceeds of $78.0 million from the sale of the warrants.  The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the notes to approximately $104.49 per share.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the notes. The repurchase was made in accordance with the stock repurchase plan recently approved by the Board of Directors (Note 10).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 1992.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated by reference herein.

Our executive officers and directors and their positions as of March 3, 2014, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal Executive Officer)
James Benson	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert Blumofe	Executive Vice President – Platform
Melanie Haratunian	Executive Vice President and General Counsel
Robert W. Hughes	President – Worldwide Operations
Rick McConnell	President – Products and Development
George H. Conrades	Director
Martin M. Coyne II	Director
Pamela J. Craig	Director
Jill A. Greenthal	Director
Monte E. Ford	Director
Geoffrey A. Moore	Director
Paul Sagan	Director
Frederic V. Salerno	Director
Steven Scopellite	Director
Naomi O. Seligman	Director
Bernardus Verwaayen	Director

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial and accounting officer or persons serving similar functions and all of our other employees and members of our Board of Directors. The text of our amended code of ethics is available on our website at www.akamai.com. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial and accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K

1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)	The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2014	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ JAMES BENSON
James Benson Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
F. Thomson Leighton

/s/ JAMES BENSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
James Benson

/s/ GEORGE H. CONRADES	Director	March 3, 2014
George H. Conrades

/s/ MARTIN M. COYNE II	Director	March 3, 2014
Martin M. Coyne II

/s/ PAMELA J. CRAIG	Director	March 3, 2014
Pamela J. Craig

/s/ JILL A. GREENTHAL	Director	March 3, 2014
Jill A. Greenthal

/s/ MONTE E. FORD	Director	March 3, 2014
Monte E. Ford

/s/ GEOFFREY MOORE	Director	March 3, 2014
Geoffrey Moore

/s/ PAUL SAGAN	Director	March 3, 2014
Paul Sagan

/s/ FREDERIC V. SALERNO	Director	March 3, 2014
Frederic V. Salerno

/s/ STEVEN SCOPELLITE	Director	March 3, 2014
Steven Scopellite

/s/ NAOMI O. SELIGMAN	Director	March 3, 2014
Naomi O. Seligman

/s/ BERNARDUS VERWAAYEN	Director	March 3, 2014
Bernardus Verwaayen

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

4.1(C)	Specimen common stock certificate

4.2(DD)	Indenture (including form of Notes) with respect to Akamai’s 0% Convertible Senior Notes due 2019, dated as of February 20, 2014, between Akamai and U.S. Bank National Association, as trustee.

10.1(D)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.2(E)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(F)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.4(G)@	2001 Stock Incentive Plan of the Registrant

10.5(H)	2006 Stock Incentive Plan of the Registrant

10.6(I)	Speedera Networks, Inc. 1999 Equity Incentive Plan, as amended

10.7(J)	Netli, Inc. Amended and Restated Stock Option Plan

10.8(J)	Netli, Inc. 2002 Equity Incentive Plan

10.9(K)	Blaze Software Inc. Stock Option Plan

10.10(L)	Cotendo, Inc. Amended and Restated 2008 Stock Plan
10.11(M)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.12(N)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.13(O)@	2013 Akamai Technologies, Inc. Stock Incentive Plan

10.14(P)@	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.15(P)@	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.16(Q)	Form of Deferred Stock Unit Agreement for Directors of the Registrant under the 2006 Stock Incentive Plan

10.17(Q)@	Form of Restricted Stock Unit Agreement with Annual Vesting under the 2006 Stock Incentive Plan

10.18(Q)@	Form of Restricted Stock Unit Agreement with Performance-Based Vesting under the 2006 Stock Incentive Plan

10.19	Summary of the Registrant’s Compensatory Arrangements with Non-Executive Directors

10.20	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.21(Q)	Office Lease Agreement dated March 31, 2008 between the Registrant and Locon San Mateo, LLC

10.22(R)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.23(R)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.24(S)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.25(R)@	Incentive Stock Option Agreement, dated February 8, 2008, by and between the Registrant and Robert W. Hughes

10.26@(T)	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.27@	Form of Executive Bonus Plan

10.28(U)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.29(V)@	Form of Executive Change in Control Agreement

10.30(W)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.31(X)@	Form of Incentive Stock Option Agreement for use under the 2009 Stock Incentive Plan

10.32(X)@	Form of Non-Qualified Stock Option Agreement for use under the 2009 Stock Incentive Plan (four year vest)

10.33(X)	Form of Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.34(X)@	Form of Baseline Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.35(X)	Form of Deferred Stock Unit Agreement for Directors for use under the 2009 Stock Incentive Plan

10.36(Y)	Form of Deferred Stock Unit Agreement (2012)

10.37(Y)	Form of Stock Option Agreement for Director Options (2012)

10.38(Z)@	Form of Three-Year Equal Annual Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.39(Z)@	Form of 2011 Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.40(Z)@	Form of Three-Year Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.41(AA)@	Form of Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.42(AA)@	Form of 2012 Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.43(AA)@	Form of Stock Option Agreement for use under the 2009 Stock Incentive Plan (three-year vest)

10.44(BB)@	Form of Stock Option Grant Agreement (2012)

10.45(BB)	Form of Deferred Stock Unit Grant Agreement (2013)

10.46(BB) @	Form of Time-Based Vesting Restricted Stock Unit Agreement (2012)

10.47(BB) @	Form of Performance-Based Vesting Restricted Stock Unit Agreement (2012)

10.48(B)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)

10.49(B)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.50(B)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.51(B)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.52(CC)
Agreement and Plan of Merger by and among Akamai Technologies, Inc., Panther Acquisition Corp., Prolexic Technologies, Inc. and the Principal Stockholders of Prolexic Technologies, Inc., dated December 2, 2013.

10.53(EE)
Amendment to Agreement and Plan of Merger dated January 27, 2014 by and among Akamai Technologies, Inc., Panther Acquisition Corp., Prolexic Technologies, Inc., the Principal Stockholders of Prolexic Technologies, Inc. and the Representative of the selling equity holders of Prolexic Technologies Inc.

10.54(DD)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.55(DD)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.56	Form of Performance RSU Agreement Under 2013 Stock Incentive Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
________________

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 701319) filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2013.

(C)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on October 13, 1999.

(D)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 04961682) filed with the Commission on August 9, 2004.

(E)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.

(G)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 02560808) filed with the Commission on February 27, 2002.

(H)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 06870771) filed with the Commission on May 26, 2006.

(I)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.

(J)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on April 3, 2007.

(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on February 29, 2012.

(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 14, 2012.

(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.

(N)	Incorporated by reference to the Registrant's Current Report on Form 10-Q filed with the Commission on May 23, 2011.

(O)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2013.

(P)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 07663384) filed with the Commission on March 1, 2007.

(Q)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 09647152) filed with the Commission on March 2, 2009.

(R)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 08655930) filed with the Commission on February 29, 2008.

(S)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 27, 1999.

(T)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 1, 2013.

(U)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2012.

(V)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2012.

(W)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 061202248) filed with the Commission on November 9, 2006.

(X)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 26, 2009.

(Y)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2012.

(Z)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2011.

(AA)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2012.

(BB)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2012.

(CC)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on December 2, 2013.

(DD)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on February 20, 2014.

(EE)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on February 27, 2014.

@ Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
† Confidential Treatment has been granted as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.