Form 10-Q
period 2014-03-31
AKAMAI TECHNOLOGIES INC
filed 2014-05-12
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 6, 2014: 178,001,071

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$248,726	$333,891
Marketable securities	449,404	340,005
Accounts receivable, net of reserves of $6,933 and $3,703 at March 31, 2014 and December 31, 2013, respectively	301,954	271,988
Prepaid expenses and other current assets	89,198	62,096
Deferred income tax assets	38,018	21,734
Total current assets	1,127,300	1,029,714
Property and equipment, net	503,601	450,287
Marketable securities	721,271	573,026
Goodwill	1,050,780	757,368
Acquired intangible assets, net	157,621	77,429
Deferred income tax assets	2,476	2,325
Other assets	88,443	67,536
Total assets	$3,651,492	$2,957,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,707	$73,710
Accrued expenses	130,447	150,385
Deferred revenue	48,359	36,952
Other current liabilities	3,673	2,119
Total current liabilities	244,186	263,166
Deferred revenue	4,181	3,199
Deferred income tax liabilities	28,445	4,737
Convertible senior notes	590,714	—
Other liabilities	71,821	57,152
Total liabilities	939,347	328,254
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 180,494,143 shares issued and 178,517,946 shares outstanding at March 31, 2014 and 178,580,696 shares issued and outstanding at December 31, 2013	1,832	1,808
Additional paid-in capital	4,687,512	4,561,929
Accumulated other comprehensive loss	(1,637)	(2,091)
Treasury stock, at cost, 1,976,197 shares at March 31, 2014 and no shares at December 31, 2013	(116,147)	—
Accumulated deficit	(1,859,415)	(1,932,215)
Total stockholders’ equity	2,712,145	2,629,431
Total liabilities and stockholders’ equity	$3,651,492	$2,957,685

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Revenue	$453,502	$368,046
Costs and operating expenses:
Cost of revenue	139,612	120,392
Research and development	28,234	21,905
Sales and marketing	81,065	62,690
General and administrative	76,161	55,380
Amortization of acquired intangible assets	6,848	6,060
Restructuring charges	735	431
Total costs and operating expenses	332,655	266,858
Income from operations	120,847	101,188
Interest income	1,639	1,608
Interest expense	(1,941)	—
Other expense, net	(881)	(132)
Income before provision for income taxes	119,664	102,664
Provision for income taxes	46,864	31,177
Net income	$72,800	$71,487
Net income per share:
Basic	$0.41	$0.40
Diluted	$0.40	$0.39
Shares used in per share calculations:
Basic	178,705	177,899
Diluted	182,038	181,562

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$72,800	$71,487
Other comprehensive income (loss):
Foreign currency translation adjustments	1,367	(4,014)
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $123 and $(10) for the three months ended March 31, 2014 and 2013, respectively	(913)	71
Other comprehensive income (loss)	454	(3,943)
Comprehensive income	$73,254	$67,544

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$72,800	$71,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,516	42,375
Stock-based compensation	25,114	22,931
Provision for doubtful accounts	87	320
Excess tax benefits from stock-based compensation	(15,178)	(4,119)
Provision for deferred income taxes	1,660	—
Amortization of debt discount and issuance costs	1,941	—
Loss (gain) from disposal of property and equipment	215	(71)
Gain from divestiture of a business	—	(1,188)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(18,137)	(28,355)
Prepaid expenses and other current assets	(20,961)	(11,447)
Accounts payable and accrued expenses	(22,511)	(4,528)
Deferred revenue	5,159	8,225
Other current liabilities	1,287	(111)
Other non-current assets and liabilities	4,031	(2,295)
Net cash provided by operating activities	89,023	93,224
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(386,647)	—
Purchases of property and equipment	(52,011)	(43,831)
Capitalization of internal-use software development costs	(31,995)	(16,998)
Purchases of short- and long-term marketable securities	(658,943)	(145,350)
Proceeds from sales of short- and long-term marketable securities	297,059	55,509
Proceeds from maturities of short- and long-term marketable securities	102,911	66,171
Proceeds from the sale of property and equipment	166	260
Other non-currents assets and liabilities	(998)	—
Net cash used in investing activities	(730,458)	(84,239)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	679,603	—
Proceeds from the issuance of warrants related to convertible senior notes	77,970	—
Purchase of note hedge related to convertible senior notes	(101,292)	—
Payment of acquired debt and capital leases	(17,862)	—
Proceeds related to the issuance of common stock under stock plans	44,329	10,364
Excess tax benefits from stock-based compensation	15,178	4,119
Employee taxes paid related to net share settlement of stock-based awards	(26,271)	(17,315)
Repurchases of common stock	(116,147)	(40,278)
Net cash provided by (used in) financing activities	555,508	(43,110)
Effects of exchange rate changes on cash and cash equivalents	762	(2,589)
Net decrease in cash and cash equivalents	(85,165)	(36,714)
Cash and cash equivalents at beginning of period	333,891	201,989
Cash and cash equivalents at end of period	$248,726	$165,275

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$54,479	$16,097
Non-cash financing and investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accrued expenses	20,093	18,136
Capitalization of stock-based compensation	3,784	2,938
Convertible note receivable received for divestiture of a business	—	18,882

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing online content and business applications. The Company's globally distributed platform comprises more than 145,000 servers in approximately 1,200 networks in over 90 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing services for accelerating and improving the delivery of content and applications over the Internet.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.

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

The effect of the revisions to the consolidated statements of cash flows for the three months ended March 31, 2013, is as follows (in thousands):

	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	(14,035)	2,588	(11,447)
Accounts payable and accrued expenses	7,838	(12,366)	(4,528)
Other non-current assets and liabilities	(2,257)	(38)	(2,295)
Net cash provided by operating activities	103,040	(9,816)	93,224
Cash flows from investing activities:
Purchases of property and equipment	(46,478)	2,647	(43,831)
Net cash used in investing activities	(86,886)	2,647	(84,239)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	3,195	7,169	10,364
Net cash used in financing activities	(50,279)	7,169	(43,110)
Net decrease in cash and cash equivalents	(36,714)	—	(36,714)

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of March 31, 2014 and December 31, 2013 (in thousands):

		Gross Unrealized			Classification Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2014
Certificates of deposit	$225	$—	$—	$225	$172	$53
Commercial paper	24,986	—	(12)	24,974	24,974	—
Corporate bonds	874,265	1,087	(1,161)	874,191	358,887	515,304
U.S. government agency obligations	271,705	14	(434)	271,285	65,371	205,914
	$1,171,181	$1,101	$(1,607)	$1,170,675	$449,404	$721,271

As of December 31, 2013
Certificates of deposit	$222	$—	$—	$222	$173	$49
Corporate bonds	736,945	1,197	(281)	737,861	278,318	459,543
U.S. government agency obligations	174,982	51	(85)	174,948	61,514	113,434
	$912,149	$1,248	$(366)	$913,031	$340,005	$573,026

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the statements of operations. As of March 31, 2014, the Company did not hold any investment-related assets that had been in a continuous loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liability at March 31, 2014 and December 31, 2013 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of March 31, 2014
Cash Equivalents and Marketable Securities:
Money market funds	$21,401	$21,401	$—	$—
Certificates of deposit	225	225	—	—
Commercial paper	48,471	—	48,471	—
Corporate bonds	876,199	—	876,199	—
U.S. government agency obligations	271,285	—	271,285	—
	$1,217,581	$21,626	$1,195,955	$—
Other Assets:
Note receivable	$23,245	$—	$—	$23,245

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(2,600)	$—	$—	$(2,600)

As of December 31, 2013
Cash Equivalents and Marketable Securities:
Money market funds	$40,482	$40,482	$—	$—
Certificates of deposit	3,418	3,418	—	—
Commercial paper	29,999	—	29,999	—
Corporate bonds	737,861	—	737,861	—
U.S. government agency obligations	174,948	—	174,948	—
	$986,708	$43,900	$942,808	$—
Other Assets:
Note receivable	$22,879	$—	$—	22,879

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(2,600)	$—	$—	$(2,600)

As of March 31, 2014 and December 31, 2013, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2014 and December 31, 2013, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive.

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

The valuation technique used to measure fair value of the Company's Level 3 liability, which consists of contingent consideration related to the acquisition of Velocius Networks, Inc. ("Velocius") (Note 5), is primarily an income approach. The significant unobservable input used in the fair value measurement of the Velocius contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology.

Significant increases or decreases in the underlying assumptions used to value the Company's Level 3 asset and liability held at March 31, 2014 and December 31, 2013, could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

Contractual maturities of the Company’s available-for-sale marketable securities held at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Due in 1 year or less	$449,404	$340,005
Due after 1 year through 5 years	721,271	573,026
	$1,170,675	$913,031

The following table reflects the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2014 (in thousands):

	Other Assets: Note Receivable	Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2014	$22,879	$(2,600)
Unrealized gain on convertible note receivable included in other comprehensive income	366	—
Balance as of March 31, 2014	$23,245	$(2,600)

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Trade accounts receivable	$218,310	$175,391
Unbilled accounts receivable	90,577	100,300
Gross accounts receivable	308,887	275,691
Allowance for doubtful accounts	(754)	(708)
Reserve for cash-basis customers	(6,179)	(2,995)
Total accounts receivable reserves	(6,933)	(3,703)
Accounts receivable, net	$301,954	$271,988

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2014 was as follows (in thousands):

Balance as of January 1, 2014	$757,368
Acquisition of Prolexic Technologies, Inc.	293,412
Balance as of March 31, 2014	$1,050,780

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consist of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$92,431	$(38,631)	$53,800	$65,631	$(35,476)	$30,155
Customer-related intangible assets	173,600	(78,708)	94,892	115,100	(75,563)	39,537
Non-compete agreements	8,890	(3,060)	5,830	7,950	(2,623)	5,327
Trademarks and trade names	4,200	(1,101)	3,099	3,400	(990)	2,410
Acquired license rights	490	(490)	—	490	(490)	—
Total	$279,611	$(121,990)	$157,621	$192,571	$(115,142)	$77,429

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2014 and 2013 was $6.8 million and $6.1 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2014, aggregate expense related to amortization of acquired intangible assets is expected to be $25.2 million for the remainder of 2014, and $26.8 million, $25.2 million, $23.1 million and $16.2 million for 2015, 2016, 2017 and 2018, respectively.

5. Business Acquisitions

Prolexic Acquisition

On February 18, 2014, the Company acquired all of the outstanding preferred and common stock of Prolexic Technologies, Inc. ("Prolexic") in exchange for $392.2 million in cash and the assumption of unvested stock options, subject to post-closing adjustments. The goal of acquiring Prolexic is to provide customers with a comprehensive portfolio of security solutions designed to defend an enterprise’s Web and IP infrastructure against application-layer, network-layer and data center attacks delivered via the Internet. The consolidated financial statements include the operating results of Prolexic from the date of acquisition. The revenue and earnings included in the Company's consolidated financial statements since the acquisition date are not material. Pro forma results of the operations have not been presented because the effects are not material to the consolidated financial statements. Acquisition-related costs were $3.9 million for the three months ended March 31, 2014.

The Company is in the process of gathering the facts and circumstances existing as of the acquisition date in order to finalize the allocation of the purchase price to the fair value of assets acquired and liabilities assumed and establish the related tax basis. As a result, the purchase price allocation is preliminary.

The following table presents the preliminary allocation of the purchase price for Prolexic (in thousands):

Total purchase consideration	$392,219

Allocation of the purchase consideration:
Cash	$33,072
Accounts receivable	11,306
Property and equipment	12,169
Identifiable intangible assets	87,040
Goodwill	293,412
Deferred tax assets	16,000
Other current and long-term assets	5,883
Total assets acquired	458,882
Other current liabilities	(7,501)
Current deferred revenue	(5,812)
Deferred tax liabilities	(33,723)
Debt, capital leases and other long-term liabilities	(19,627)
Total liabilities assumed	(66,663)
Net assets acquired	$392,219

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce; and the fair value of expected cost synergies to be realized. The total amount of goodwill related to the acquisition of Prolexic expected to be deducted for tax purposes is $62.4 million.

The following were the identified intangible assets acquired and their respective weighted average useful lives, as determined based on preliminary valuations (in thousands, except for years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Completed technologies	$26,800	6.9
Customer-related intangible assets	58,500	10.4
Non-compete agreements	940	3.0
Trademark	800	4.9
Total	$87,040

Velocius Acquisition

On November 8, 2013, the Company acquired Velocius in exchange for $4.3 million in cash. In addition, the Company recorded a liability of $2.6 million for contingent consideration related to expected achievement of post-closing milestones. The Company acquired Velocius with a goal of complementing its hybrid cloud optimization strategy for optimizing IP application traffic across the Internet for remote and branch-end users. The Company allocated $5.4 million of the cost of the acquisition to goodwill and $2.5 million to acquired intangible assets. The allocation of the purchase price was finalized in the first quarter of 2014. The total weighted average useful life of the intangible assets acquired from Velocius is 7.9 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies. The total amount of goodwill related to the acquisition of Velocius expected to be deducted for tax purposes is $0.5 million.

Strategic Network Transaction

On November 30, 2012, the Company entered into a strategic alliance with AT&T Services, Inc. ("AT&T"). Under the agreement, AT&T became a reseller of the Company's services and the Company acquired certain assets and contracted to purchase bandwidth, co-location and related services from AT&T. The total consideration is $55.0 million, of which $27.5 million was paid during the third quarter of 2013 and $27.5 million was paid during the first quarter of 2014.

6. Convertible Senior Notes

In February 2014, the Company issued $690.0 million par value of convertible senior notes due 2019 (the "Notes"). The Notes are senior unsecured obligations of the Company, do not bear regular interest and mature on February 15, 2019, unless repurchased or converted prior to maturity.

At their option, holders may convert their Notes prior to the close of business on the business day immediately preceding August 15, 2018 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending June 30, 2014 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

On or after August 15, 2018, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

Upon conversion, the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The initial conversion rate is 11.1651 shares of the Company's common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $89.56 per share, subject to adjustments in certain events, and represents a potential conversion into 7.7 million shares.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the proceeds allocated to the liability component (“debt discount”), is amortized to interest expense using the effective interest method over the term of the Notes. The equity component is recorded in additional paid-in capital in the consolidated balance sheet and will not be remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total transaction costs incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component are netted with the equity component of the Notes in stockholders’ equity.

The Notes consisted of the following components (in thousands):

March 31, 2014
Liability component:
Principal	$690,000
Less: debt discount, net of amortization	(99,286)
Net carrying amount	$590,714

Equity component:	$101,276

The estimated fair value of the Company's Notes at March 31, 2014 was $683.7 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $58.21 on March 31, 2014, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the Notes. The repurchase was made in accordance with the stock repurchase plan previously approved by the Board of Directors (Note 7). Additionally, $23.3 million of the proceeds was used for the net cost of the convertible note hedge and warrant transactions. The Company intends to use the remaining net proceeds for working capital and other general corporate purposes, as well as for potential acquisitions and strategic transactions.

Note Hedge

To minimize the impact of potential dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock. The Company paid $101.3 million for the note hedge transactions. The note hedge transactions cover approximately 7.7 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes.  The note hedge transactions are intended to reduce dilution upon potential conversion of the Notes.

Warrants

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the statement of operations related to the Notes (in thousands):

For the Three Months Ended March 31, 2014
Amortization of debt discount	$188
Amortization of debt issuance costs	1,990
Capitalization of interest expense	(237)
Total interest expense	$1,941

7. Stockholders’ Equity

Stock Repurchase Program

In January 2013, the Board of Directors authorized a $150.0 million extension of its share repurchase program, effective for a twelve-month period beginning February 1, 2013. In October 2013, the Board of Directors authorized a new $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. During the three months ended March 31, 2014, the Company repurchased 2.0 million shares of its common stock for $116.1 million. During the three months ended March 31, 2013, the Company repurchased 1.1 million shares of its common stock for $40.3 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Cost of revenue	$2,795	$2,627
Research and development	4,477	4,369
Sales and marketing	10,532	9,431
General and administrative	7,310	6,504
Total stock-based compensation	25,114	22,931
Provision for income taxes	(8,224)	(6,964)
Total stock-based compensation, net of income taxes	$16,890	$15,967

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three months ended March 31, 2014 and 2013 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $1.9 million, before income taxes.

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the three months ended March 31, 2014 (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Investments	Total
Balance as of January 1, 2014	$(6,715)	$4,624	$(2,091)
Other comprehensive income (loss)	1,367	(913)	454
Balance as of March 31, 2014	$(5,348)	$3,711	$(1,637)

The tax effect on accumulated unrealized gain on investments was insignificant as of March 31, 2014 and December 31, 2013. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the three months ended March 31, 2014.

9. Income Taxes

The Company’s effective income tax rate, including discrete items, was 39.2% and 30.4% for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. The discrete items in the first quarter of 2014 include a deferred tax charge, the tax effect of certain stock options and interest and penalties related to uncertain tax positions.

For the three months ended March 31, 2014, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax. For the three months ended March 31, 2013, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States, as well as the reinstatement of the federal research and development credit at the beginning of 2013 which was retroactive to 2012.

10. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, restricted stock units (“RSUs”), deferred stock units, convertible senior notes and warrants issued by the Company. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income per share for three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$72,800	$71,487
Denominator:
Shares used for basic net income per share	178,705	177,899
Effect of dilutive securities:
Stock options	1,382	1,776
RSUs and deferred stock units	1,951	1,887
Convertible senior notes	—	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	182,038	181,562
Basic net income per share	$0.41	$0.40
Diluted net income per share	$0.40	$0.39

For the three months ended March 31, 2014 and 2013, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for three months ended March 31, 2014 and 2013 are as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Stock options	651	2,148
Service-based RSUs	514	495
Performance-based RSUs	575	1,148
Convertible senior notes	7,704	—
Warrants related to issuance of convertible senior notes	7,704	—

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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of investments, marketable securities and note receivable, goodwill and acquired intangible assets, capitalized internal-use software costs, impairment and useful lives of long-lived assets, tax reserves, loss contingencies and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2013 for further discussion of our critical accounting policies and estimates.

Overview

We provide cloud services for delivering, optimizing and securing online content and business applications. We primarily derive income from sales of services to customers executing contracts with terms of one year or longer. We believe that this emphasis on these longer-term contracts generally allows us to have a consistent and predictable base level of revenue which is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by minimizing customer cancellations or terminations and limiting the impact of price reductions reflected in contract renewals and build on that base by adding new customers and increasing the number and quality of services, features and functionalities that our existing customers purchase. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of the quality, price and the overall attractiveness of our services and technology.

Our revenue is impacted by a number of factors, including our ability to maintain our base of committed recurring revenues, the timing and variability of customer-specific one-time events, prices we are able to charge for our services, the amount of traffic we serve on our network and the impact of seasonal variations on our business. We have observed the following trends related to our revenue in recent years:

•	We have been able to offset lost committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers.

•
The unit prices offered to some customers have declined, reflecting the impact of competition. These price reductions have primarily impacted customers for which we deliver high volumes of traffic over our network, such as media customers.

•	We have experienced increases in the rate of traffic delivered to our customers who use our solutions for video, gaming, social media and software downloads.

•
We have experienced variations in certain types of revenue from quarter to quarter; in particular, we experience higher revenue in the fourth quarter of the year for some of our solutions as a result of the holiday season. We also experience lower revenue in the summer months, particularly in Europe, from both e-commerce and media customers because overall Internet use declines during that time. We also experience quarterly variations in revenue attributable to the nature and timing of software and gaming releases by our customers using our software download solutions.

Our profitability is also impacted by our expense levels, including direct costs to support our revenue, such as co-location and bandwidth costs, and expenses incurred to support strategic initiatives that we anticipate will generate revenue in the future. We observed the following trends in recent years:

•
We increased our headcount by more than 800 employees in 2013 to 3,908 employees at year end, which is net of approximately 70 employees who were part of the divestiture of our Advertising Decision Solutions, or ADS, business in the first quarter of 2013. We hired an additional 382 employees during the first quarter of 2014, including approximately 200 employees who were part of the acquisition of Prolexic Technologies, Inc., or Prolexic. We expect to continue to hire additional employees and expand globally in support of our strategic initiatives.

•
We have continued to reduce our network bandwidth costs per unit and to invest in internal-use software development with the goal of improving the performance and efficiency of our network. Our total bandwidth costs may increase in the future as a result of expected higher traffic levels, but we believe such costs would be partially offset by anticipated continued reductions in bandwidth costs per unit. To achieve these lower bandwidth costs per unit, we must effectively route traffic over our network through lower cost providers and continue to reduce our overall bandwidth pricing.

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

In February 2014, we completed the acquisition of Prolexic, which is expected to be slightly dilutive to our earnings per share. Revenues and expenses from the acquisition have been included in our earnings since the acquisition date of February 18, 2014. Also in February 2014, we completed an offering of $690.0 million par value of convertible senior notes. The notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of revenue	30.8	32.7
Research and development expense	6.2	6.0
Sales and marketing expense	17.9	17.0
General and administrative expense	16.8	15.0
Amortization of acquired intangible assets	1.5	1.6
Restructuring charges	0.2	0.1
Total costs and operating expenses	73.4	72.4
Income from operations	26.6	27.6
Interest income	0.4	0.4
Interest expense	(0.4)	—
Other expense, net	(0.2)	—
Income before provision for income taxes	26.4	28.0
Provision for income taxes	10.3	8.5
Net income	16.1%	19.5%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013	% Change
Revenue	$453,502	$368,046	23.2%

During the three months ended March 31, 2014, the increase in our revenue was driven by continued strong demand for our services across all of our solutions and geographies. The increase in our revenue was also attributed to the acquisition of Prolexic, which contributed $7.0 million in revenue during the three months ended March 31, 2014.

For the three-month periods ended March 31, 2014 and 2013, no single customer accounted for 10% or more of revenue.

For the three months ended March 31, 2014 and 2013, approximately 28% of our revenue was derived from our operations located outside of the United States. No single country outside of the United States accounted for 10% or more of revenue during either of these periods. Effective in the first quarter of 2014, we elected to revise our method for determining the split of revenue derived from our operations located outside the United States. Previously, revenue was split based on our invoicing location and has been revised to reflect the location in which the sale originated. Prior period amounts have been revised to reflect the new method.

During the quarter, we continued to see strong revenue growth from our operations in the Asia Pacific region and improvement in our operations in Europe, the Middle East and Africa. Changes in foreign currency exchange rates negatively impacted our revenue by $1.7 million during the first quarter of 2014 as compared to the same period in 2013.

For the three months ended March 31, 2014, resellers accounted for 24% of revenue as compared to 20% of revenue for the three months ended March 31, 2013. The increase in revenue from resellers was attributed to continued traction with our carrier channel partners, as well as contributions from Prolexic's reseller relationships.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Three Months Ended March 31,
	2014	2013	% Change
Media Delivery Solutions	$214,833	$181,188	18.6%
Performance and Security Solutions	197,977	156,642	26.4
Service and Support Solutions	40,692	27,465	48.2
Advertising Decision Solutions and other	—	2,751	(100.0)
Total revenue	$453,502	$368,046	23.2%

The increase in Media Delivery Solutions revenue for the three-month period ended March 31, 2014, as compared to the same period in 2013, was due to strong demand across most of our customer base. There was particularly strong growth from our software download and gaming customers.

The increase in Performance and Security Solutions revenue for the three-month period ended March 31, 2014, as compared to the same period in 2013, was partially due to increased revenue attributable to Prolexic. The acquisition of Prolexic contributed $7.0 million in revenue during the first quarter of 2014. Additionally, there was an increase in demand for our web experience and web security solutions, which also contributed to the year-over-year increase.

The increase in the Service and Support Solutions revenue for the three-month period ended March 31, 2014, as compared to the same period in 2013, was due to increases in sales of our services and support offerings due to strong service attachment rates for both customers of our core Media Delivery and Performance and Security Solutions. During the first quarter of 2014 we also experienced an increase in Service and Support Solutions revenue as compared to the same period in 2013, from event-driven revenues as our customers relied on our service professionals to help them execute live media events.

The ADS business was divested in the first quarter of 2013.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2014	2013	% Change
Bandwidth and service-related fees	$27,421	$24,792	10.6%
Co-location fees	32,240	32,557	(1.0)
Network build-out and support	7,243	4,451	62.7
Payroll and related costs	31,418	25,227	24.5
Stock-based compensation, including amortization of prior capitalized amounts	4,625	4,446	4.0
Depreciation of network equipment	24,791	18,471	34.2
Amortization of internal-use software	11,874	10,448	13.6
Total cost of revenue	$139,612	$120,392	16.0%
As a percentage of revenue	30.8%	32.7%

The increase in total cost of revenue was primarily due to increases in:

•	amounts paid to network providers for bandwidth and service-related fees to support the increase in traffic served on our network;

•	payroll and related costs of service personnel due to headcount growth to support our Service and Support Solutions revenue growth; and

•	depreciation and amortization of network equipment and internal-use software as we continued to invest in our infrastructure.

In recent years, we have reduced our network bandwidth costs per unit, co-location fees and other network-related expenses, which contributed to the decrease in our cost of revenue as a percentage of revenue during the three months ended March 31, 2014 as compared to the same period in 2013.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services are consistent with the amounts reported in our annual report on Form 10-K for the year ended December 31, 2013.

We believe that cost of revenue will increase during the remaining quarters of 2014 as compared to the first quarter of 2014, primarily because we expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic and additional co-location fees.  Such costs are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, for the remaining quarters of 2014, we anticipate amortization of internal-use software development costs to increase, along with higher payroll and related costs associated with an increase in headcount of our network and professional services personnel and related expenses. We plan to continue to make investments in our network in the expectation that our customer base will continue to expand and sales of our services to existing customers will also continue to grow.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2014	2013	% Change
Payroll and related costs	$42,431	$31,822	33.3%
Stock-based compensation	4,477	4,369	2.5
Capitalized salaries and related costs	(20,000)	(15,496)	(29.1)
Other expenses	1,326	1,210	9.6
Total research and development	$28,234	$21,905	28.9%
As a percentage of revenue	6.2%	6.0%

The increase in research and development expenses during the three-month period ended March 31, 2014, as compared to the same period in 2013, was due to increases in payroll and related costs as a result of continued growth in headcount to invest in new product development, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consisted of external consulting expenses and payroll and related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended March 31, 2014 and 2013, we capitalized $3.8 million and $2.8 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenue over their estimated useful lives of two years.

We believe that research and development expenses will increase in absolute dollars during the remainder of 2014 as we expect to continue to hire additional development personnel in order to make improvements to our core technology and develop new services.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2014	2013	% Change
Payroll and related costs	$54,684	$41,075	33.1%
Stock-based compensation	10,532	9,431	11.7
Marketing programs and related costs	10,520	7,847	34.1
Other expenses	5,329	4,337	22.9
Total sales and marketing	$81,065	$62,690	29.3%
As a percentage of revenue	17.9%	17.0%

The increase in sales and marketing expenses during the three-month period ended March 31, 2014, as compared to the same period in 2013, was primarily due to higher payroll and related costs, as we invested in our sales organization, and an increase in marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion.

We believe that sales and marketing expenses will increase in absolute dollars during the remaining quarters of 2014 as compared to the first quarter of 2014 due to an expected increase in payroll and related costs as a result of continued headcount growth in our sales and marketing organization.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2014	2013	% Change
Payroll and related costs	$32,310	$23,829	35.6%
Stock-based compensation	7,310	6,504	12.4
Depreciation	8,173	5,576	46.6
Facilities-related costs	12,994	9,621	35.1
Provision for doubtful accounts	(103)	363	(128.4)
Acquisition-related costs	3,392	337	906.5
Professional and other fees	12,085	9,150	32.1
Total general and administrative	$76,161	$55,380	37.5%
As a percentage of revenue	16.8%	15.0%

The increase in general and administrative expenses for the three-month period ended March 31, 2014, as compared to the same period in 2013, was primarily due to the expansion of company infrastructure to support investments in engineering, go-to-market capacity and enterprise scaling initiatives. In particular, we increased general and administrative headcount, external consulting support and our facility footprint. These actions increased payroll and related costs, facilities-related costs, depreciation and professional and other fees for the three-month period ended March 31, 2014, as compared to the same period in 2013. In addition, acquisition-related costs increased for the three-month period ended March 31, 2014 due to the acquisition of Prolexic.

During the remainder of 2014, we expect general and administrative expenses to increase in absolute dollars as compared to the first quarter of 2014 due to anticipated higher payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology and planned facility expansion.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2014	2013	% Change
Amortization of acquired intangible assets	$6,848	$6,060	13.0%
As a percentage of revenue	1.5%	1.6%

The increase in amortization of acquired intangible assets for the three-month period ended March 31, 2014 as compared to the same period in 2013 was primarily due to the amortization of assets related to the acquisition of Prolexic. Based on our intangible assets at March 31, 2014, we expect amortization of acquired intangible assets to be approximately $25.2 million for the remainder of 2014, and $26.8 million, $25.2 million, $23.1 million and $16.2 million for 2015, 2016, 2017 and 2018, respectively.

Restructuring Charges

	For the Three Months Ended March 31,
(in thousands)	2014	2013	% Change
Restructuring charges	$735	$431	70.5%
As a percentage of revenue	0.2%	0.1%

The restructuring charges for the three-month period ended March 31, 2014 consisted of severance and related expenses as a result of the acquisition of Prolexic. The charges for the three-month period ended March 31, 2013 consisted of pending workforce claims prior to 2013. We expect to incur a small amount of additional restructuring charges during the remainder of 2014 as a result of the transition of certain Prolexic employees.

Interest Income

	For the Three Months Ended March 31,
(in thousands)	2014	2013	% Change
Interest income	$1,639	$1,608	1.9%
As a percentage of revenue	0.4%	0.4%

Interest income consists of interest earned on invested cash balances and marketable securities.

Interest Expense

	For the Three Months Ended March 31,
(in thousands)	2014	2013	% Change
Interest expense	$(1,941)	$—	100.0%
As a percentage of revenue	(0.4)%	—%

Interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other Expense, Net

	For the Three Months Ended March 31,
(in thousands)	2014	2013	% Change
Other expense, net	$(881)	$(132)	567.4%
As a percentage of revenue	(0.2)%	—%

Other expense, net primarily represents net foreign exchange gains and losses incurred and other non-operating expense and income items. The fluctuations in other expense, net for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to foreign currency exchange rate fluctuations on inter-company and other non-functional currency transactions. Other expense, net may fluctuate in the future based upon changes in foreign exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2014	2013	% Change
Provision for income taxes	$46,864	$31,177	50.3%
As a percentage of revenue	10.3%	8.5%
Effective income tax rate	39.2%	30.4%

For the three months ended March 31, 2014, our effective income tax rate was higher than the statutory rate due primarily to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax. For the three-month period ended March 31, 2013, our effective income tax rate was lower than the federal statutory tax rate mainly due to the reinstatement of the federal research and development credit at the beginning of 2013, which included a one-time retroactive impact for fiscal year 2012, as well as the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

The increase in the provision for income taxes in the three-month period ended March 31, 2014 as compared to the same period in 2013 was mainly due to the increase in operating income, the expiration of the federal research and development credit at the end of 2013, and a change in the composition of projected income in different jurisdictions, partially offset by the domestic production activities deduction.

While we expect our effective income tax rate to decrease during the remainder of 2014, due to discrete items in the first quarter of 2014 which had a negative impact on our tax rate, this expectation does not take into consideration the effect of potential other one-time discrete items that may be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as discussed below.

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

The non-GAAP financial measures do not replace the presentation of our GAAP financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.

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

•
Restructuring charges – We have incurred restructuring charges that are included in our GAAP financial statements, primarily related to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from non-GAAP financial measures when evaluating our continuing business performance as such items are not consistently recurring and do not reflect expected future operating expense nor, in our view, do they provide meaningful insight into the fundamentals of our current or past operations.

•
Gain and other activity related to divestiture of a business – We recognized a gain and other activity associated with the divestiture of ADS. We exclude gains and other activity related to divestiture of a business from our non-GAAP financial measures because transactions of this nature occur infrequently and are not considered part of our core business operations.

•
Amortization of debt discount and issuance costs and amortization of capitalized interest expense – We issued $690.0 million of convertible senior notes due 2019 with a coupon interest rate of 0%. The imputed interest rate of the convertible senior notes was approximately 3.2%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, thereby reducing the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt which are recorded as an asset in the consolidated balance sheet. All of our interest expense is comprised of these non-cash components and is excluded from management's assessment of the company's operating performance because management believes the non-cash expense is not indicative of ongoing operating performance.

•
Income tax effect of non-GAAP adjustments and certain discrete tax items – The non-GAAP adjustments described above and listed in the table below are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as recording or release of valuation allowances), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to more properly reflect the income attributable to our core operations.

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014		2013
Net income	$72,800		$71,487
Amortization of acquired intangible assets	6,848		6,060
Stock-based compensation	25,114		22,931
Amortization of capitalized stock-based compensation	1,928		1,901
Acquisition-related costs	3,392		337
Restructuring charges	735		431
Gain from divestiture of a business	—		(1,188)
Amortization of debt discount and issuance costs	1,941	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(7,841)		(8,726)
Total non-GAAP net income	$104,917		$93,233

GAAP net income per diluted share	$0.40		$0.39
Non-GAAP net income per diluted share	$0.58		$0.51
Shares used in per share calculations	182,038		181,562

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transaction entered into in connection with the issuance of $690.0 million of convertible senior notes due 2019. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transaction and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Until our weighted average stock price is greater than $89.56, the initial conversion price, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; restructuring charges; acquisition-related costs; certain gains and losses on investments; gains and other activity related to divestiture of a business; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; gains and losses on legal settlements and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net income	$72,800	$71,487
Amortization of acquired intangible assets	6,848	6,060
Stock-based compensation	25,114	22,931
Amortization of capitalized stock-based compensation	1,928	1,901
Acquisition-related costs	3,392	337
Restructuring charges	735	431
Gain from divestiture of a business	—	(1,188)
Interest income	(1,639)	(1,608)
Amortization of debt discount and issuance costs	1,941	—
Provision for income taxes	46,864	31,177
Depreciation and amortization	44,740	34,414
Other expense, net	881	132
Adjusted EBITDA	$203,604	$166,074
Adjusted EBITDA margin	45%	45%

Impact of Foreign Currency Exchange Rates on Revenue

Revenue from our international operations has historically been an important contributor to our total revenue. Consequently, our revenue results have been impacted, and management expects they will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, when the local currencies of our foreign subsidiaries weaken, our consolidated results stated in U.S. dollars are negatively impacted.

Because exchange rates are a meaningful factor in understanding period-to-period comparisons, management believes the presentation of the impact of foreign currency exchange rates on revenue enhances the understanding of our revenue results and evaluation of performance in comparison to prior periods. The information presented is calculated by translating current period results using the same average foreign currency exchange rates per month from the comparative period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2014, our cash, cash equivalents and marketable securities, which consisted of corporate bonds and U.S. government agency securities, totaled $1.4 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2014, we had cash and cash equivalents of $124.7 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, inter-company obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$72,800	$71,487
Non-cash reconciling items included in net income	67,355	60,248
Changes in operating assets and liabilities	(51,132)	(38,511)
Net cash flows provided by operating activities	$89,023	$93,224

The decrease in cash provided by operating activities for the three-month period ended March 31, 2014 as compared to the same period in 2013 was primarily due to the timing of collections and payments of working capital, particularly in the timing of estimated tax payments. We expect that cash provided by operating activities will increase due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.

We have revised cash provided by operating activities reported in 2013 in the table above as a result of immaterial cash flow classification errors identified across operating, investing and financing activities during the third quarter of 2013. The same amounts have been revised in the cash used in investing and financing activities tables below. See Note 1 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q for additional information and amounts revised.

Cash Used in Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Cash paid for acquired businesses, net of cash acquired	$(386,647)	$—
Purchases of property and equipment and capitalization of internal-use software development costs	(84,006)	(60,829)
Net marketable securities activity	(258,973)	(23,670)
Other investing activity	(832)	260
Net cash used in investing activities	$(730,458)	$(84,239)

The increase in cash used in investing activities for the three-month period ended March 31, 2014 as compared to the same period in 2013, primarily relates to the acquisition of Prolexic. The increase also relates to the increase in net purchases of marketable securities as a result of purchases of marketable securities from the proceeds of the convertible senior notes. Capital expenditures also increased during the three-month period ended March 31, 2014 as compared to the same period in 2013, as a result of global facility build-outs and IT-related expenditures to support our increase in headcount and expansion of company infrastructure in support our engineering and go-to-market capacity. Expenditures for internal-use software also increased in the first quarter of 2014 as compared to the same period in 2013 as we continued to invest in our network to enhance and add functionality to our service offerings.

Cash Provided by (Used in) Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Activity related to convertible senior notes	$656,281	$—
Activity related to stock-based compensation	33,236	(2,832)
Repurchases of common stock	(116,147)	(40,278)
Other financing activities	(17,862)	—
Net cash provided by (used in) financing activities	$555,508	$(43,110)

Cash provided by financing activities during the three month period ended March 31, 2014 is the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. Concurrent with the convertible senior notes issuance, we also repurchased $62.0 million of our common stock, which contributed to the increase in repurchases of common stock as compared to the three month period ended March 31, 2013.

In October 2013, the Board of Directors authorized a $750 million share repurchase program, effective from October 16, 2013 through December 31, 2016. The goal of the October 2013 share repurchase program is to both offset dilution from our equity compensation plans and to provide the flexibility to increase distributions to our shareholders as business and market conditions warrant.

During the three month period ended March 31, 2014, we repurchased 2.0 million shares of common stock at a weighted average price of $58.77 per share for an aggregate of $116.1 million. During the three month period ended March 31, 2013, we repurchased 1.1 million shares of common stock at a weighted average price of $36.79 per share for an aggregate of $40.3 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

Convertible Senior Notes

In February 2014, we issued $690.0 million par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 6 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We intend to use the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In February 2014, we used $62.0 million of the net proceeds from the convertible senior notes to repurchase 1.0 million shares of our common stock in accordance with the stock repurchase plan previously approved by our Board of Directors discussed above.

Liquidity Outlook

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next 24 months. Our foreseeable cash needs include our planned capital expenditures, salaries related to increased hiring, investments in information technology and facility expansion costs, in addition to anticipated share repurchases, lease and purchase commitments and settlements of other long-term liabilities.

Contractual Obligations

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity, bandwidth usage and open vendor purchase orders. As of March 31, 2014, there have been no significant changes in our future non-cancelable minimum payments under these commitments. Additionally, as discussed above, we have issued $690.0 million par value of convertible senior notes due 2019. The notes do not bear regular interest and mature in February 2019, unless repurchased or converted prior to maturity.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 9 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2014 was determined to be immaterial.

As of March 31, 2014, we did not have any additional material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, high-quality corporate debt securities and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of operations within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2014.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of March 31, 2014 no customer had an accounts receivable balance of 10% or more of our accounts receivable. As of December 31, 2013, one customer had an account receivable balance of 10% of our accounts receivable. We believe that, at March 31, 2014, concentration of credit risk related to accounts receivable was not significant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Item 1A. Risk Factors

The following are certain of the important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services, which could cause us to have to lower prices for certain services; and

•	devote greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge; and

•	respond more quickly than we can to new or emerging technologies and changes in customer requirements, resulting in superior offerings.

Existing significant customers have in the past, and others may in the future, reduce or eliminate their purchases of our services because they:

•	pursue a "do-it-yourself" approach by putting in place software and other technology solutions for content and application delivery within their internal systems;

•	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

•	implement dual vendor policies to reduce reliance on external providers like Akamai.

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

Numerous factors could cause our revenue growth rate and profitability to decline.

Our revenue growth rate and profitability may decline in future periods as a result of a number of factors, including:

•	continuing market pressure to decrease our prices, particularly in our media business;

•	the impact of lower pricing and other terms in renewal agreements we enter into with existing customers;

•	inability to attract new customers to our solutions;

•	failure to adequately enhance our services and develop attractive new ones;

•	failure to experience traffic growth and increase sales of our core services and advanced features;

•	changes in our customers' business models that we do not fully anticipate or that we fail to address adequately;

•	customers, particularly larger media customers, implementing their own data centers and approaches to delivery to limit their reliance on third party providers like us;

•	macroeconomic pressures;

•	inability to develop effective new sales channels; and

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments.

We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. We also face higher expenses due to increased headcount and if customers shift significant amounts of their traffic to our secure socket layer, or SSL, network. Therefore, if our revenue does not increase as forecasted, we may not be able to maintain our current level of profitability in 2014 or on a quarterly or annual basis thereafter.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws.

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
As we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure. The acquisition of Prolexic, in particular, is expected to increase our visibility as a security-focused company. Our security risks will also increase as we continue to grow our cloud-based offerings and services, especially in customer sectors such as health sciences, financial services and the government that involve particularly sensitive data. In the risk factor that follows, we describe the form that attacks typically take and the associated potential repercussions.
Successful cybersecurity attacks and other security breaches could expose us to liability and our reputation and business could suffer.
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

Such attacks have been and will continue to be pursued through viruses, worms and other malicious software programs that attack our platform, exploit potential security vulnerabilities of our services or technology on which we rely, create system disruptions, or cause shutdowns or denials of service. Some intrusions may remain undetected for an extended period of time, which would increase their effectiveness and the potential to harm us. Data and systems that are important to us may also be accessed or modified improperly as a result of employee or supplier error or malfeasance, and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers' data or our IT systems. We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within Akamai.
We have deployed security measures and continually evaluate the threat landscape and ways to mitigate risks associated with new and existing hazards; however, there is no guarantee that the precautions we take will always be effective. If future attacks against our infrastructure are successful, they could lead to widespread interruption of the functioning of our network or services, which would reduce our revenues and could harm our business, financial results and reputation. Any breach of the security of our information systems could lead to the unauthorized release of valuable confidential information, including trade secrets, material nonpublic information about our customers, personally-identifiable information about individuals, financial information and sensitive data that others could use to compete against us. Such events would likely harm our business and reputation and lead to loss of customers and increased legal liability. If the security solutions we offer to address the Internet security needs of our customers fail to operate effectively or to provide benefits promised by us, we could suffer from reduced revenues, harm to our business and reputation and increased liability to our customers for the losses they suffer. Any insurance coverage we carry may not be sufficient to cover all or a significant portion of the losses we could suffer from an attack.
We may have insufficient transmission and co-location space, which could result in disruptions to our services and loss of revenues.

Our operations are dependent in part upon transmission capacity provided by third party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business, networks imposing traffic limits or governments adopting regulations that impact network operations. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. Any failure of network providers on which we rely to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or disruption to, service to our customers and ultimately loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. In addition, customers have increasingly elected to transmit their content over our SSL network, which is more costly for us to operate and could require significant additional investment for us. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our profitability.

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

Furthermore, our revenues, particularly those attributable to usage of our services beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media customers and our commerce customers for which holiday sales are a key but unpredictable driver of usage of our services. As we introduce new services and potentially increase software licensing, we expect to face additional challenges with our forecasting processes. Also, because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance or make changes in our guidance with respect to future operating results, our stock price may decrease significantly in reaction.

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

As of March 31, 2014, we had total par value of $690.0 million of convertible senior notes outstanding.  Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes we would be required to issue significant amounts of our common stock, which would be dilutive to existing stockholders. If we do not have sufficient cash to repurchase notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business.  In addition, the terms of the notes do not limit the amount of future indebtedness we may incur.  If we incur significantly more debt, this could intensify the risks described above.

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

We have customer contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Most of our government contracts are subject to legislative approval of appropriations to fund the expenditures under these contracts. These factors may join to limit the revenues we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex that those found in commercial enterprise agreements and therefore more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

Recent scientific studies and other news reports suggest the possibility of global climate change. In response, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. In addition, our customers may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. Our deployed network of more than 145,000 servers consumes significant energy resources, including those generated by the burning of fossil fuels. It is possible that future regulatory or legislative initiatives or customer demands could affect the costs of operating our network of servers and our other operations. Such costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenues and damage to our reputation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2014 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(4)
January 1, 2014 – January 31, 2014	168,714	$46.88	168,714	$694,370
February 1, 2014 – February 28, 2014	1,210,107	59.56	1,210,107	622,297
March 1, 2014 – March 31, 2014	597,376	60.54	597,376	586,132
Total	1,976,197	$58.77	1,976,197	$586,132

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program. All repurchases were made in open market transactions.

(3)	Includes commissions paid.

(4)	In October 2013, the Board of Directors authorized a $750 million share repurchase program, effective from October 16, 2013 through December 31, 2016.

Item 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 12, 2014	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1
First Amendment to Agreement and Plan of Merger dated January 27, 2014 by and among Akamai Technologies, Inc., Panther Acquisition Corp., Prolexic Technologies, Inc., the Principal Stockholders of Prolexic Technologies, Inc. and the Representative of the selling equity holders of Prolexic Technologies, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2014)

Exhibit 10.2
Form of Call Option Confirmation between Akamai and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 20, 2014)

Exhibit 10.3
Form of Warrant Confirmation between Akamai and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 20, 2014)

Exhibit 10.4	Form of Performance RSU Agreement Under 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 3, 2014)

Exihibit 10.5	Prolexic Technologies, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 3, 2014)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) Notes to Unaudited Consolidated Financial Statements.