Form 10-Q
period 2014-06-30
AKAMAI TECHNOLOGIES INC
filed 2014-08-11
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 6, 2014: 178,163,132

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$254,165	$333,891
Marketable securities	502,608	340,005
Accounts receivable, net of reserves of $6,618 and $3,703 at June 30, 2014 and December 31, 2013, respectively	325,385	271,988
Prepaid expenses and other current assets	88,047	62,096
Deferred income tax assets	29,462	21,734
Total current assets	1,199,667	1,029,714
Property and equipment, net	536,637	450,287
Marketable securities	735,629	573,026
Goodwill	1,049,047	757,368
Acquired intangible assets, net	149,218	77,429
Deferred income tax assets	2,317	2,325
Other assets	96,142	67,536
Total assets	$3,768,657	$2,957,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,534	$73,710
Accrued expenses	158,646	150,385
Deferred revenue	48,182	36,952
Other current liabilities	5,930	2,119
Total current liabilities	283,292	263,166
Deferred revenue	4,056	3,199
Deferred income tax liabilities	40,385	4,737
Convertible senior notes	595,385	—
Other liabilities	72,795	57,152
Total liabilities	995,913	328,254
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 181,546,263 shares issued and 178,270,354 shares outstanding at June 30, 2014 and 178,580,696 shares issued and outstanding at December 31, 2013	1,844	1,808
Additional paid-in capital	4,742,423	4,561,929
Accumulated other comprehensive income (loss)	2,497	(2,091)
Treasury stock, at cost, 3,275,909 shares at June 30, 2014 and no shares at December 31, 2013	(187,491)	—
Accumulated deficit	(1,786,529)	(1,932,215)
Total stockholders’ equity	2,772,744	2,629,431
Total liabilities and stockholders’ equity	$3,768,657	$2,957,685

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue	$476,035	$378,106	$929,537	$746,152
Costs and operating expenses:
Cost of revenue	149,318	124,705	288,930	245,097
Research and development	32,052	20,597	60,286	42,502
Sales and marketing	91,462	67,825	172,527	130,515
General and administrative	81,880	61,351	158,041	116,731
Amortization of acquired intangible assets	8,403	5,734	15,251	11,794
Restructuring charges	569	391	1,304	822
Total costs and operating expenses	363,684	280,603	696,339	547,461
Income from operations	112,351	97,503	233,198	198,691
Interest income	1,740	1,477	3,379	3,085
Interest expense	(4,516)	—	(6,457)	—
Other (expense) income, net	(899)	341	(1,780)	209
Income before provision for income taxes	108,676	99,321	228,340	201,985
Provision for income taxes	35,790	37,426	82,654	68,603
Net income	$72,886	$61,895	$145,686	$133,382
Net income per share:
Basic	$0.41	$0.35	$0.82	$0.75
Diluted	$0.40	$0.34	$0.80	$0.73
Shares used in per share calculations:
Basic	178,081	177,891	178,393	177,895
Diluted	180,841	181,388	181,439	181,475

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$72,886	$61,895	$145,686	$133,382
Other comprehensive income (loss):
Foreign currency translation adjustments	1,459	(3,746)	2,826	(7,760)
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(514), $913, $(391), and $62 for the three and six months ended June 30, 2014 and 2013, respectively	2,674	(1,626)	1,762	(1,555)
Other comprehensive income (loss)	4,133	(5,372)	4,588	(9,315)
Comprehensive income	$77,019	$56,523	$150,274	$124,067

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$145,686	$133,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,228	86,501
Stock-based compensation	56,792	47,732
Provision for doubtful accounts	464	1,199
Excess tax benefits from stock-based compensation	(19,661)	(9,622)
Provision for deferred income taxes	21,840	—
Amortization of debt discount and issuance costs	6,457	—
Loss from disposal of property and equipment	38	309
Loss on investments	393	—
Change in fair value of contingent consideration	300	—
Gain and other activity related to divestiture of a business	—	(2,281)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(41,254)	(35,203)
Prepaid expenses and other current assets	(12,998)	(16,208)
Accounts payable and accrued expenses	21,459	23,695
Deferred revenue	4,750	6,612
Other current liabilities	1,419	(223)
Other non-current assets and liabilities	(8,666)	(1,605)
Net cash provided by operating activities	289,247	234,288
Cash flows from investing activities:
Cash (paid) received for acquired businesses, net of cash acquired	(386,532)	80
Purchases of property and equipment	(97,992)	(102,222)
Capitalization of internal-use software development costs	(56,533)	(35,127)
Purchases of short- and long-term marketable securities	(863,591)	(309,875)
Proceeds from sales of short- and long-term marketable securities	354,313	77,720
Proceeds from maturities of short- and long-term marketable securities	183,809	209,473
Proceeds from the sale of property and equipment	584	426
Other non-currents assets and liabilities	1,444	(362)
Net cash used in investing activities	(864,498)	(159,887)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	678,735	—
Proceeds from the issuance of warrants related to convertible senior notes	77,970	—
Purchase of note hedge related to convertible senior notes	(101,292)	—
Payment of acquired debt and capital leases	(17,862)	—
Proceeds related to the issuance of common stock under stock plans	57,999	28,261
Excess tax benefits from stock-based compensation	19,661	9,622
Employee taxes paid related to net share settlement of stock-based awards	(34,248)	(21,125)
Repurchases of common stock	(187,491)	(82,782)
Net cash provided by (used in) financing activities	493,472	(66,024)
Effects of exchange rate changes on cash and cash equivalents	2,053	(5,501)
Net (decrease) increase in cash and cash equivalents	(79,726)	2,876
Cash and cash equivalents at beginning of period	333,891	201,989
Cash and cash equivalents at end of period	$254,165	$204,865

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$60,360	$35,796
Non-cash financing and investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	36,146	14,344
Capitalization of stock-based compensation	7,727	6,183
Convertible note receivable received for divestiture of a business	—	18,882

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing online content and business applications. The Company's globally distributed platform comprises more than 150,000 servers in over 1,200 networks in over 90 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing services for accelerating, improving and securing the delivery of content and applications over the Internet.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company on January 1, 2017 and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the potential impact of adopting this new accounting guidance.

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

The effect of the revisions to the consolidated statements of cash flows for the six months ended June 30, 2013, is as follows (in thousands):

	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities, net of effects from acquisitions:
Prepaid expenses and other current assets	(19,106)	2,898	(16,208)
Accounts payable and accrued expenses	25,311	(1,616)	23,695
Other non-current assets and liabilities	(1,849)	244	(1,605)
Net cash provided by operating activities	232,762	1,526	234,288
Cash flows from investing activities:
Purchases of property and equipment	(100,847)	(1,375)	(102,222)
Other non-current assets and liabilities	—	(362)	(362)
Net cash used in investing activities	(158,150)	(1,737)	(159,887)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	28,050	211	28,261
Net cash used in financing activities	(66,235)	211	(66,024)
Net increase in cash and cash equivalents	2,876	—	2,876

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of June 30, 2014 and December 31, 2013 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2014
Certificates of deposit	$53	$—	$—	$53	$—	$53
Commercial paper	39,974	—	(9)	39,965	39,965	—
Corporate bonds	923,490	1,404	(475)	924,419	384,619	539,800
U.S. government agency obligations	273,792	94	(86)	273,800	78,024	195,776
	$1,237,309	$1,498	$(570)	$1,238,237	$502,608	$735,629

As of December 31, 2013
Certificates of deposit	$222	$—	$—	$222	$173	$49
Corporate bonds	736,945	1,197	(281)	737,861	278,318	459,543
U.S. government agency obligations	174,982	51	(85)	174,948	61,514	113,434
	$912,149	$1,248	$(366)	$913,031	$340,005	$573,026

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income (loss) in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to interest income in the statements of operations. The Company holds for investment one corporate bond, which is classified as an available-for-sale marketable security, in a continuous unrealized loss position for more than 12 months, with an insignificant unrealized loss and a fair value of $1.9 million as of June 30, 2014. The unrealized loss is attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence. As of December 31, 2013, there were no securities in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2014 and December 31, 2013 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of June 30, 2014
Cash Equivalents and Marketable Securities:
Money market funds	$1,257	$1,257	$—	$—
Certificates of deposit	53	53	—	—
Commercial paper	39,965	—	39,965	—
Corporate bonds	924,419	—	924,419	—
U.S. government agency obligations	273,800	—	273,800	—
	$1,239,494	$1,310	$1,238,184	$—
Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(2,900)	$—	$—	$(2,900)

As of December 31, 2013
Cash Equivalents and Marketable Securities:
Money market funds	$40,482	$40,482	$—	$—
Certificates of deposit	3,418	3,418	—	—
Commercial paper	29,999	—	29,999	—
Corporate bonds	737,861	—	737,861	—
U.S. government agency obligations	174,948	—	174,948	—
	$986,708	$43,900	$942,808	$—
Other Assets:
Note receivable	$22,879	$—	$—	22,879

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(2,600)	$—	$—	$(2,600)

As of June 30, 2014 and December 31, 2013, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2014 and December 31, 2013, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive.

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

The valuation technique used to measure fair value for the Company's Level 3 asset, which consisted of a $25.0 million face value convertible note receivable, is primarily an income approach, where the expected weighted average future cash flows are discounted back to present value. The significant unobservable inputs used in the fair value measurement of the convertible note receivable are the probability of conversion to equity and the fair value of equity into which the note is convertible. In the second quarter of 2014, the note was amended. Under the terms of the amendment, the note became convertible into shares of preferred stock of the issuer valued at $12.5 million at the time of conversion; $6.3 million became due and payable (and was paid) during the second quarter of 2014 and the balance of $6.3 million is due and payable in the third quarter of 2014.

Increases or decreases in the underlying assumptions used to value the Company's Level 3 assets and liabilities held at June 30, 2014 and December 31, 2013, could increase or decrease the fair value estimates recorded in the consolidated balance sheets.

Contractual maturities of the Company’s available-for-sale marketable securities held at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Due in 1 year or less	$502,608	$340,005
Due after 1 year through 5 years	735,629	573,026
	$1,238,237	$913,031

The following table reflects the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2014 (in thousands):

	Other Assets: Note Receivable	Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2014	$22,879	$(2,600)
Unrealized gain on convertible note receivable included in other comprehensive income	2,121	—
Amendment of the convertible note receivable for preferred stock of the issuer and cash	(25,000)	$—
Fair value adjustment to contingent consideration included in general and administrative expense	—	(300)
Balance as of June 30, 2014	$—	$(2,900)

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Trade accounts receivable	$239,581	$175,391
Unbilled accounts receivable	92,422	100,300
Gross accounts receivable	332,003	275,691
Allowance for doubtful accounts	(774)	(708)
Reserve for cash-basis customers	(5,844)	(2,995)
Total accounts receivable reserves	(6,618)	(3,703)
Accounts receivable, net	$325,385	$271,988

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2014 was as follows (in thousands):

Balance as of January 1, 2014	$757,368
Acquisition of Prolexic Technologies, Inc.	291,679
Balance as of June 30, 2014	$1,049,047

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consist of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$92,431	$(42,299)	$50,132	$65,631	$(35,476)	$30,155
Customer-related intangible assets	173,600	(82,859)	90,741	115,100	(75,563)	39,537
Non-compete agreements	8,890	(3,385)	5,505	7,950	(2,623)	5,327
Trademarks and trade names	4,200	(1,360)	2,840	3,400	(990)	2,410
Acquired license rights	490	(490)	—	490	(490)	—
Total	$279,611	$(130,393)	$149,218	$192,571	$(115,142)	$77,429

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2014 was $8.4 million and $15.3 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2013 was $5.7 million and $11.8 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2014, aggregate expense related to amortization of acquired intangible assets is expected to be $16.8 million for the remainder of 2014, and $26.8 million, $25.2 million, $23.1 million and $16.2 million for 2015, 2016, 2017 and 2018, respectively.

5. Business Acquisitions

Prolexic Acquisition

On February 18, 2014, the Company acquired all of the outstanding preferred and common stock of Prolexic Technologies, Inc. ("Prolexic") in exchange for $392.1 million in cash and the assumption of unvested stock options. The goal of acquiring Prolexic is to provide customers with a comprehensive portfolio of security solutions designed to defend an enterprise’s Web and IP infrastructure against application-layer, network-layer and data center attacks delivered via the Internet. The consolidated financial statements include the operating results of Prolexic from the date of acquisition. The revenue and earnings included in the Company's consolidated financial statements since the acquisition date are not material. Pro forma results of the operations have not been presented because the effects are not material to the consolidated financial statements. Acquisition-related costs were $4.1 million for the six months ended June 30, 2014.

The allocation of the purchase price has been finalized, with the exception of evaluating certain accrued expenses, property and equipment and tax-related assets and liabilities. The Company is in the process of gathering the facts and circumstances existing as of the acquisition date in order to finalize the valuation of these items. During the second quarter of 2014, the Company made immaterial adjustments to the allocation of the purchase price.

The following table presents the preliminary allocation of the purchase price for Prolexic (in thousands):

Total purchase consideration	$392,104

Allocation of the purchase consideration:
Cash	$33,072
Accounts receivable	11,208
Property and equipment	12,225
Identifiable intangible assets	87,040
Goodwill	291,679
Deferred tax assets	16,000
Other current and long-term assets	5,850
Total assets acquired	457,074
Other current liabilities	(6,019)
Current deferred revenue	(5,812)
Deferred tax liabilities	(33,723)
Debt, capital leases and other long-term liabilities	(19,416)
Total liabilities assumed	(64,970)
Net assets acquired	$392,104

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and the fair value of expected cost synergies to be realized. The total amount of goodwill related to the acquisition of Prolexic expected to be deducted for tax purposes is $62.4 million.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except for years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Completed technologies	$26,800	6.9
Customer-related intangible assets	58,500	10.4
Non-compete agreements	940	3.0
Trademark	800	4.9
Total	$87,040

Velocius Acquisition

On November 8, 2013, the Company acquired Velocius in exchange for $4.3 million in cash. In addition, the Company recorded a liability of $2.6 million for contingent consideration related to expected achievement of post-closing milestones. The maximum potential payout of the contingent consideration is $3.0 million and as of June 30, 2014, the fair value of the liability is $2.9 million.

The Company acquired Velocius with a goal of complementing its hybrid cloud optimization strategy for optimizing IP application traffic across the Internet for remote and branch-end users. The Company allocated $5.4 million of the cost of the acquisition to goodwill and $2.5 million to acquired intangible assets. The allocation of the purchase price was finalized in the first quarter of 2014. The total weighted average useful life of the intangible assets acquired from Velocius is 7.9 years. The value of the goodwill from the acquisition can be attributed to a number of business factors, including a trained technical workforce and cost synergies. The total amount of goodwill related to the acquisition of Velocius expected to be deducted for tax purposes is $0.3 million.

Strategic Network Transaction

On November 30, 2012, the Company entered into a strategic alliance with AT&T Services, Inc. ("AT&T"). Under the agreement, AT&T became a reseller of the Company's services and the Company acquired certain assets and contracted to purchase bandwidth, co-location and related services from AT&T. The total consideration was $55.0 million, of which $27.5 million was paid during the third quarter of 2013 and $27.5 million was paid during the first quarter of 2014.

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

At their option, holders may convert their Notes prior to the close of business on the business day immediately preceding August 15, 2018 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended June 30, 2014 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The Notes consist of the following components (in thousands):

June 30, 2014
Liability component:
Principal	$690,000
Less: debt discount, net of amortization	(94,615)
Net carrying amount	$595,385

Equity component:	$101,276

The estimated fair value of the Company's Notes at June 30, 2014 was $705.8 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $61.06 on June 30, 2014, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrently with the issuance of the Notes. The repurchase was made in accordance with the stock repurchase plan previously approved by the Board of Directors (Note 7). Additionally, $23.3 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The Company intends to use the remaining net proceeds for working capital and other general corporate purposes, as well as for potential acquisitions and strategic transactions.

Note Hedge

To minimize the impact of potential dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock. The Company paid $101.3 million for the note hedge transactions. The note hedge transactions cover approximately 7.7 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes.  The note hedge transactions are intended to reduce dilution in the event of conversion of the Notes.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the statement of operations related to the Notes (in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2014	2014
Amortization of debt discount	$442	$630
Amortization of debt issuance costs	4,671	6,661
Capitalization of interest expense	(597)	(834)
Total interest expense	$4,516	$6,457

7. Stockholders’ Equity

Share Repurchase Program

In January 2013, the Board of Directors authorized a $150.0 million extension of its share repurchase program, effective for a twelve-month period beginning February 1, 2013. In October 2013, the Board of Directors authorized a new $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. During the three and six months ended June 30, 2014, the Company repurchased 1.3 million and 3.3 million shares of its common stock for $71.3 million and $187.5 million, respectively. During the three and six months ended June 30, 2013, the Company repurchased 1.1 million and 2.2 million shares of its common stock for $42.5 million and $82.8 million, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$3,076	$2,718	$5,871	$5,345
Research and development	5,061	3,867	9,538	8,236
Sales and marketing	12,796	9,799	23,328	19,230
General and administrative	10,745	8,417	18,055	14,921
Total stock-based compensation	31,678	24,801	56,792	47,732
Provision for income taxes	(10,156)	(9,345)	(18,380)	(16,309)
Total stock-based compensation, net of income taxes	$21,522	$15,456	$38,412	$31,423

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively, include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $2.0 million and $3.9 million, respectively, before income taxes.

8. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), which is reported as a component of stockholders' equity, for the six months ended June 30, 2014 (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investments	Total
Balance as of January 1, 2014	$(6,715)	$4,624	$(2,091)
Other comprehensive income	2,826	1,762	4,588
Balance as of June 30, 2014	$(3,889)	$6,386	$2,497

The tax effect on accumulated unrealized gain on investments was insignificant as of June 30, 2014 and December 31, 2013. Amounts reclassified from accumulated other comprehensive income (loss) to net income were insignificant for the six months ended June 30, 2014.

9. Income Taxes

The Company’s effective income tax rate, including discrete items, was 36.2% and 34.0% for the six months ended June 30, 2014 and 2013, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. The discrete items in the first six months of 2014 include a deferred tax charge, the tax effect of certain stock options and interest and penalties related to uncertain tax positions.

For the six months ended June 30, 2014, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income tax, partially offset by income from foreign jurisdictions with lower tax rates. For the six months ended June 30, 2013, the effective income tax rate was lower than the federal statutory tax rate mainly due to the composition of income in foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States, as well as the reinstatement of the federal research and development credit at the beginning of 2013, which included a one-time retroactive impact for fiscal year 2012.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$72,886	$61,895	$145,686	$133,382
Denominator:
Shares used for basic net income per share	178,081	177,891	178,393	177,895
Effect of dilutive securities:
Stock options	1,242	1,724	1,312	1,750
RSUs and deferred stock units	1,518	1,773	1,734	1,830
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	180,841	181,388	181,439	181,475
Basic net income per share	$0.41	$0.35	$0.82	$0.75
Diluted net income per share	$0.40	$0.34	$0.80	$0.73

For the three and six months ended June 30, 2014 and 2013, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	474	1,888	563	2,018
Service-based RSUs	1,008	159	761	327
Performance-based RSUs	575	1,148	575	1,148
Convertible senior notes	7,704	—	7,704	—
Warrants related to issuance of convertible senior notes	7,704	—	7,704	—

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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software costs, impairment and useful lives of long-lived assets, income tax, and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2013 for further discussion of our critical accounting policies and estimates.

Overview

We provide cloud services for delivering, optimizing and securing online content and business applications. We primarily derive income from sales of services to customers executing contracts with terms of one year or longer. We believe that this emphasis on longer-term contracts generally allows us to have a consistent and predictable base level of revenue which is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts by minimizing customer cancellations or terminations and limiting the impact of price reductions reflected in contract renewals and build on that base by adding new customers and increasing the amount and value of services, features and functionalities that our existing customers purchase. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of quality, price and overall attractiveness of our services and technology.

Our revenue is impacted by a number of factors, including our ability to maintain our base of committed recurring revenues, the timing and variability of customer-specific one-time events, the prices we are able to charge for our services, the amount of traffic we serve on our network and the impact of seasonal variations on our business. We have observed the following trends related to our revenue in recent years:

•
On a consistent basis, we have been able to offset lost committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers. We have also experienced increases in the rate of traffic delivered to our customers that use our solutions for video, gaming, social media and software downloads.

•
The unit prices paid by some of our customers have declined, reflecting the impact of competition. These price reductions have primarily impacted customers for which we deliver high volumes of traffic over our network, such as media customers.

•
We have experienced variations in certain types of revenue from quarter to quarter; in particular, we experience higher revenue in the fourth quarter of the year for some of our solutions as a result of the holiday season. We also experience lower revenue in the summer months, particularly in Europe, from both e-commerce and media customers because overall Internet use declines during that time. In addition, we experience quarterly variations in revenue attributable to the nature and timing of software and gaming releases by our customers using our software download solutions.

Our profitability is also impacted by our expense levels, including direct costs to support our revenue, such as co-location and bandwidth costs, and expenses incurred to support strategic initiatives that we anticipate will generate revenue in the future. We have observed the following trends in recent years:

•
We have increased headcount to support our revenue growth and strategic initiatives, and as a result, our payroll and related compensation costs have increased. We increased our headcount by more than 800 employees in 2013 to 3,908 employees at year end, which is net of approximately 70 employees who were part of the divestiture of our Advertising Decision Solutions, or ADS, business in the first quarter of 2013. We hired an additional 650 employees during the first half of 2014, including approximately 200 employees who were part of the acquisition of Prolexic Technologies, Inc., or Prolexic. We expect to continue to hire additional employees and expand globally in support of our strategic initiatives.

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

In February 2014, we completed the acquisition of Prolexic. Prolexic is expected to be slightly dilutive to our earnings per share in its first full year. Revenues and expenses from the acquisition have been included in our earnings since the acquisition date of February 18, 2014. Also in February 2014, we completed an offering of $690.0 million par value of convertible senior notes. The notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	31.4	33.0	31.1	32.8
Research and development expense	6.7	5.4	6.5	5.7
Sales and marketing expense	19.2	17.9	18.6	17.5
General and administrative expense	17.2	16.2	17.0	15.6
Amortization of acquired intangible assets	1.8	1.5	1.6	1.6
Restructuring charges	0.1	0.1	0.1	0.1
Total costs and operating expenses	76.4	74.1	74.9	73.3
Income from operations	23.6	25.9	25.1	26.7
Interest income	0.4	0.4	0.4	0.4
Interest expense	(0.9)	—	(0.7)	—
Other (expense) income, net	(0.2)	0.1	(0.2)	—
Income before provision for income taxes	22.9	26.4	24.6	27.1
Provision for income taxes	7.5	9.9	8.9	9.2
Net income	15.4%	16.5%	15.7%	17.9%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenue	$476,035	$378,106	25.9%	$929,537	$746,152	24.6%

During the three- and six-month periods ended June 30, 2014, the increase in our revenue as compared to the same periods in 2013 was driven by continued strong demand for our services across all of our solutions and geographies. For the three- and six-month periods ended June 30, 2014 and 2013, no single customer accounted for 10% or more of revenue.

For each of the three- and six-month periods ended June 30, 2014 and 2013, approximately 28% of our revenue was derived from our operations located outside of the United States. No single country outside of the United States accounted for 10% or more of revenue during any of these periods.

During the first half of 2014, we experienced strong revenue growth from our operations in the Asia Pacific region and continued improvement in revenue growth from our operations in Europe, the Middle East and Africa, primarily driven by strength in our Performance and Security Solutions. Changes in foreign currency exchange rates positively impacted our revenue by $3.0 million and $1.3 million during the three- and six-month periods ended June 30, 2014, respectively, as compared to the same periods in 2013.

For the three- and six-month periods ended June 30, 2014, resellers accounted for 25% and 24%, respectively, of revenue as compared to 20% of revenue for the same periods in 2013. The increase in revenue from resellers was attributable to continued traction with our carrier channel partners, as well as contributions from Prolexic's reseller relationships.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Media Delivery Solutions	$216,174	$179,418	20.5%	$431,007	$360,606	19.5%
Performance and Security Solutions	217,415	167,881	29.5	415,392	324,523	28.0
Service and Support Solutions	42,446	31,429	35.1	83,138	58,894	41.2
Advertising Decision Solutions and other	—	(622)	(100.0)	—	2,129	(100.0)
Total revenue	$476,035	$378,106	25.9%	$929,537	$746,152	24.6%

The increase in Media Delivery Solutions revenue for the three- and six-month periods ended June 30, 2014, as compared to the same periods in 2013, was due to strong demand across most of our customer base. We experienced particularly strong growth from our software download, gaming, video and social media customers.

The increase in Performance and Security Solutions revenue for the three- and six-month periods ended June 30, 2014, as compared to the same periods in 2013, was partially due to increased revenue attributable to Prolexic. Additionally, there was an increase in demand for our web performance and cloud security solutions.

The increase in the Service and Support Solutions revenue for the three- and six-month periods ended June 30, 2014, as compared to the same periods in 2013, was due to increases in sales of our services and support offerings due to strong service attachment rates for customers of our Media Delivery and Performance and Security Solutions.

The ADS business was divested in the first quarter of 2013.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Bandwidth fees	$29,411	$25,996	13.1%	$58,247	$50,710	14.9%
Co-location fees	28,874	27,972	3.2	56,894	55,442	2.6
Network build-out and supporting services	11,250	8,333	35.0	21,297	17,948	18.7
Payroll and related costs	36,274	27,521	31.8	67,692	52,748	28.3
Stock-based compensation, including amortization of prior capitalized amounts	4,995	4,584	9.0	9,620	9,031	6.5
Depreciation of network equipment	25,660	20,026	28.1	50,451	38,497	31.1
Amortization of internal-use software	12,854	10,273	25.1	24,729	20,721	19.3
Total cost of revenue	$149,318	$124,705	19.7%	$288,930	$245,097	17.9%
As a percentage of revenue	31.4%	33.0%		31.1%	32.8%

The increase in total cost of revenue for the three- and six-month periods ended June 30, 2014 as compared to the same periods in 2013 was primarily due to increases in:

•
payroll and related costs of service personnel due to headcount growth to support our Service and Support Solutions revenue growth, as well as headcount growth to support our other solution categories;

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network; and

•	depreciation and amortization of network equipment and internal-use software as we continued to invest in our infrastructure.

In recent years, we have reduced our network bandwidth costs per unit and have successfully managed our co-location fees, which contributed to the decrease in our cost of revenue as a percentage of revenue during the three- and six-month periods ended June 30, 2014 as compared to the same periods in 2013.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. There have been no significant changes to the commitments reported in our annual report on Form 10-K for the year ended December 31, 2013, other than normal period to period variations.

We believe that cost of revenue will increase during the remainder of 2014 as compared to the first six months of 2014, primarily because we expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic and additional co-location fees.  Such costs are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, for the remaining quarters of 2014, we anticipate amortization of internal-use software development costs to increase, along with higher payroll and related costs associated with an increase in headcount of our network and professional services personnel. We plan to continue to make investments in our network in the expectation that our customer base and sales of services to our existing customers will continue to grow.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Payroll and related costs	$46,373	$32,482	42.8%	$88,804	$64,304	38.1%
Stock-based compensation	5,061	3,867	30.9	9,538	8,237	15.8
Capitalized salaries and related costs	(22,056)	(16,950)	30.1	(42,056)	(32,446)	29.6
Other expenses	2,674	1,198	123.2	4,000	2,407	66.2
Total research and development	$32,052	$20,597	55.6%	$60,286	$42,502	41.8%
As a percentage of revenue	6.7%	5.4%		6.5%	5.7%

The increase in research and development expenses during the three- and six-month periods ended June 30, 2014, as compared to the same periods in 2013, was due to increases in payroll and related costs as a result of continued growth in headcount to support investments in new product development, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of external consulting expenses and payroll and related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. During the three- and six-month periods ended June 30, 2014, we capitalized $3.5 million and $6.9 million, respectively, of stock-based compensation. During the three- and six-month periods ended June 30, 2013, we capitalized $3.1 million and $5.9 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenue over their estimated useful lives of two years.

We believe that research and development expenses will increase in absolute dollars during the remainder of 2014 as we expect to continue to hire additional development personnel in order to make improvements to our core technology and develop new and enhanced services.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Payroll and related costs	$62,093	$44,124	40.7%	$116,777	$85,198	37.1%
Stock-based compensation	12,796	9,799	30.6	23,328	19,230	21.3
Marketing programs and related costs	7,259	6,514	11.4	17,779	14,361	23.8
Other expenses	9,314	7,388	26.1	14,643	11,726	24.9
Total sales and marketing	$91,462	$67,825	34.8%	$172,527	$130,515	32.2%
As a percentage of revenue	19.2%	17.9%		18.6%	17.5%

The increase in sales and marketing expenses during the three- and six-month periods ended June 30, 2014, as compared to the same periods in 2013, was primarily due to higher payroll and related costs, as we invested in our sales and marketing organization, and an increase in marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion.

We believe that sales and marketing expenses will increase in absolute dollars during the remainder of 2014 as compared to the first six months of 2014 due to an expected increase in payroll and related costs as a result of continued headcount growth in our sales and marketing organization.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Payroll and related costs	$35,714	$24,569	45.4%	$68,024	$48,398	40.6%
Stock-based compensation	10,745	8,417	27.7	18,055	14,921	21.0
Depreciation and amortization	9,876	6,228	58.6	18,049	11,804	52.9
Facilities-related costs	12,478	10,315	21.0	25,472	19,937	27.8
Provision for doubtful accounts	274	167	64.1	171	530	(67.7)
Acquisition-related costs	444	(1,073)	141.4	3,836	(736)	621.2
Professional and other fees	12,349	12,728	(3.0)	24,434	21,877	11.7
Total general and administrative	$81,880	$61,351	33.5%	$158,041	$116,731	35.4%
As a percentage of revenue	17.2%	16.2%		17.0%	15.6%

The increase in general and administrative expenses for the three- and six-month periods ended June 30, 2014, as compared to the same periods in 2013, was primarily due to the expansion of company infrastructure to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. In particular, we increased general and administrative headcount and our facility footprint, which increased payroll and related costs, facilities-related costs and depreciation and amortization. In addition, acquisition-related costs increased for the six-month period ended June 30, 2014 due to the acquisition of Prolexic.

During the remainder of 2014, we expect general and administrative expenses to increase in absolute dollars as compared to the first six months of 2014 due to anticipated higher payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology and planned facility expansion.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Amortization of acquired intangible assets	$8,403	$5,734	46.5%	$15,251	$11,794	29.3%
As a percentage of revenue	1.8%	1.5%		1.6%	1.6%

The increase in amortization of acquired intangible assets for the three- and six-month periods ended June 30, 2014 as compared to the same periods in 2013 was primarily due to the amortization of assets related to the acquisition of Prolexic. Based on our intangible assets at June 30, 2014, we expect amortization of acquired intangible assets to be approximately $16.8 million for the remainder of 2014, and $26.8 million, $25.2 million, $23.1 million and $16.2 million for 2015, 2016, 2017 and 2018, respectively.

Restructuring Charges

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Restructuring charges	$569	$391	45.5%	$1,304	$822	58.6%
As a percentage of revenue	0.1%	0.1%		0.1%	0.1%

The restructuring charges for the three- and six-month periods ended June 30, 2014 consisted of severance and related expenses as a result of the acquisition of Prolexic, in addition to a contract termination fee during the three months ended June 30, 2014. The charges for the three- and six-month periods ended June 30, 2013 consisted of pending workforce claims prior to 2013.

Interest Income

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Interest income	$1,740	$1,477	17.8%	$3,379	$3,085	9.5%
As a percentage of revenue	0.4%	0.4%		0.4%	0.4%

For the periods presented, interest income consists of interest earned on invested cash balances and marketable securities.

Interest Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Interest expense	$(4,516)	$—	100.0%	$(6,457)	$—	100.0%
As a percentage of revenue	(0.9)%	—%		(0.7)%	—%

For the periods presented, interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other (Expense) Income, Net

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Other (expense) income, net	$(899)	$341	(363.6)%	$(1,780)	$209	(951.7)%
As a percentage of revenue	(0.2)%	0.1%		(0.2)%	—%

Other (expense) income, net primarily represents net foreign exchange gains and losses incurred and other non-operating expense and income items. The fluctuations in other expense, net for the three- and six-month periods ended June 30, 2014, as compared to the same periods in 2013, were primarily due to foreign currency exchange rate fluctuations on inter-company and other non-functional currency transactions. Other (expense) income, net may fluctuate in the future based upon changes in foreign exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Provision for income taxes	$35,790	$37,426	(4.4)%	$82,654	$68,603	20.5%
As a percentage of revenue	7.5%	9.9%		8.9%	9.2%
Effective income tax rate	32.9%	37.7%		36.2%	34.0%

For the six months ended June 30, 2014, our effective income tax rate was higher than the statutory rate due primarily to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes, partially offset by income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States. For the six-month period ended June 30, 2013, our effective income tax rate was lower than the federal statutory tax rate mainly due to the reinstatement of the federal research and development credit at the beginning of 2013, which included a one-time retroactive impact for fiscal year 2012, as well as the composition of income in foreign jurisdictions that is taxed at lower rates. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

The increase in the provision for income taxes in the six-month period ended June 30, 2014 as compared to the same period in 2013 was mainly due to the increase in operating income in 2014, a change in the composition of projected income in different jurisdictions and the expiration of the federal research and development credit at the end of 2013, partially offset by the domestic production activities deduction.

While we expect our effective income tax rate to decrease during the remainder of 2014, due to discrete items in the first quarter of 2014 that had a negative impact on our tax rate, this expectation does not take into consideration the effect of potential other one-time discrete items that may be recorded in the future. The effective tax rate could be materially different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as discussed below.

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

•
Restructuring charges – We have incurred restructuring charges that are included in our GAAP financial statements, primarily related to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from non-GAAP financial measures when evaluating our continuing business performance as such items are not consistently recurring and do not reflect expected future operating expense nor, in our view, do they provide meaningful insight into the fundamentals of our current or past operations of our business.

•
Gains and other activity related to divestiture of a business – We recognized a gain and other activity associated with the divestiture of our ADS business. We exclude gains and other activity related to divestiture of a business from our non-GAAP financial measures because transactions of this nature occur infrequently and are not considered part of our core business operations.

•
Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In February 2014, we issued $690.0 million of convertible senior notes due 2019 with a coupon interest rate of 0%. The imputed interest rate of the convertible senior notes was 3.2%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, thereby reducing the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt, which are recorded as an asset in the consolidated balance sheet. All of our interest expense is comprised of these non-cash components and is excluded from management's assessment of the company's operating performance because management believes the non-cash expense is not indicative of ongoing operating performance.

•
Loss on investments – We have incurred losses from the impairment of certain investments. We believe excluding these amounts from non-GAAP financial measures is useful to investors as they occur infrequently, are not representative of our core business operations or meaningful in evaluating our business results.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income from operations	$112,351	$97,503	$233,198	$198,691
Amortization of acquired intangible assets	8,403	5,734	15,251	11,794
Stock-based compensation	31,678	24,801	56,792	47,732
Amortization of capitalized stock-based compensation	2,016	1,978	3,944	3,879
Amortization of capitalized interest expense	18	—	18	—
Acquisition-related costs	792	31	4,184	368
Restructuring charges	569	391	1,304	822
Gain and other activity related to divestiture of a business	—	(1,093)	—	(2,281)
Non-GAAP income from operations	$155,827	$129,345	$314,691	$261,005
Non-GAAP operating margin	33%	34%	34%	35%

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$72,886	$61,895	$145,686	$133,382
Amortization of acquired intangible assets	8,403	5,734	15,251	11,794
Stock-based compensation	31,678	24,801	56,792	47,732
Amortization of capitalized stock-based compensation	2,016	1,978	3,944	3,879
Amortization of capitalized interest expense	18	—	18	—
Acquisition-related costs	792	31	4,184	368
Restructuring charges	569	391	1,304	822
Gain and other activity related to divestiture of a business	—	(1,093)	—	(2,281)
Amortization of debt discount and issuance costs	4,516	—	6,457	—
Loss on investments	393	—	393	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(15,721)	(9,726)	(23,562)	(18,452)
Non-GAAP net income	$105,550	$84,011	$210,467	$177,244

GAAP net income per diluted share	$0.40	$0.34	$0.80	$0.73
Non-GAAP net income per diluted share	$0.58	$0.46	$1.16	$0.98
Shares used in diluted per share calculations	180,841	181,388	181,439	181,475

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of $690.0 million of convertible senior notes due 2019. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Until our weighted average stock price is greater than $89.56, the initial conversion price, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; restructuring charges; acquisition-related costs; certain gains and losses on investments; gains and other activity related to divestiture of a business; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; gains and losses on legal settlements; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$72,886	$61,895	$145,686	$133,382
Amortization of acquired intangible assets	8,403	5,734	15,251	11,794
Stock-based compensation	31,678	24,801	56,792	47,732
Amortization of capitalized stock-based compensation	2,016	1,978	3,944	3,879
Amortization of capitalized interest expense	18	—	18	—
Acquisition-related costs	792	31	4,184	368
Restructuring charges	569	391	1,304	822
Gain and other activity related to divestiture of a business	—	(1,093)	—	(2,281)
Interest income	(1,740)	(1,477)	(3,379)	(3,085)
Amortization of debt discount and issuance costs	4,516	—	6,457	—
Provision for income taxes	35,790	37,426	82,654	68,603
Depreciation and amortization	48,275	36,414	93,015	70,828
Other expense (income), net	899	(341)	1,780	(209)
Adjusted EBITDA	$204,102	$165,759	$407,706	$331,833
Adjusted EBITDA margin	43%	44%	44%	44%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2014, our cash, cash equivalents and marketable securities, which consisted of corporate bonds and U.S. government agency securities, totaled $1.5 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2014, we had cash and cash equivalents of $125.8 million held in accounts outside the United States. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the United States are subject to, or offset by, inter-company obligations to our parent company in the United States and, therefore, are not subject to United States federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the United States.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Net income	$145,686	$133,382
Non-cash reconciling items included in net income	178,851	123,838
Changes in operating assets and liabilities	(35,290)	(22,932)
Net cash flows provided by operating activities	$289,247	$234,288

The increase in cash provided by operating activities for the six-month period ended June 30, 2014 as compared to the same period in 2013 was primarily due to increased profitability, partially offset by the timing of collections and payments of working capital, particularly in the timing of estimated tax payments. We expect that cash provided by operating activities will increase in 2014 as compared to 2013, due to an expected increase in cash collections related to anticipated higher revenues, partially offset by an anticipated increase in operating expenses that require cash outlays such as salaries and commissions.

We have revised cash provided by operating activities reported in 2013 in the table above as a result of immaterial cash flow classification errors identified across operating, investing and financing activities during the third quarter of 2013. The same amounts have been revised in the cash used in investing activities and cash provided by (used in) financing activities tables below. See Note 1 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q for additional information and amounts revised.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Cash (paid) received for acquired businesses, net of cash acquired	$(386,532)	$80
Purchases of property and equipment and capitalization of internal-use software development costs	(154,525)	(137,349)
Net marketable securities activity	(325,469)	(22,682)
Other investing activity	2,028	64
Net cash used in investing activities	$(864,498)	$(159,887)

The increase in cash used in investing activities for the six-month period ended June 30, 2014 as compared to the same period in 2013, primarily relates to the acquisition of Prolexic. The increase also relates to the increase in net purchases of marketable securities as a result of investment of the proceeds of our convertible senior notes issuance. Expenditures for internal-use software also increased in the first six months of 2014 as compared to the same period in 2013 as we continued to invest in our network to enhance and add functionality to our service offerings.

We expect capital expenditures to increase in the second half of 2014 as a result of planned global facility build-outs and IT-related expenditures to support our increase in headcount and expansion of company infrastructure in support our engineering and go-to-market capacity. We also expect an increase related to future planned investment in our network infrastructure.

Cash Provided by (Used in) Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Activity related to convertible senior notes	$655,413	$—
Activity related to stock-based compensation	43,412	16,758
Repurchases of common stock	(187,491)	(82,782)
Other financing activities	(17,862)	—
Net cash provided by (used in) financing activities	$493,472	$(66,024)

Cash provided by financing activities during the six-month period ended June 30, 2014 was primarily the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. Concurrent with the convertible senior notes issuance, we also repurchased $62.0 million of our common stock, which contributed to the increase in repurchases of common stock as compared to the six-month period ended June 30, 2013.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. The goal of the October 2013 share repurchase program is to both offset dilution from our equity compensation plans and to provide the flexibility to increase distributions to our shareholders as business and market conditions warrant.

During the six-month period ended June 30, 2014, we repurchased 3.3 million shares of common stock at a weighted average price of $57.23 per share for an aggregate of $187.5 million. During the six-month period ended June 30, 2013, we repurchased 2.2 million shares of common stock at a weighted average price of $37.95 per share for an aggregate of $82.8 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Repurchases under the October 2013 share repurchase program will be executed in the open market subject to Rule 10b-18 promulgated under the Exchange Act, and may also be made under one or more Rule 10b5-1 plans, which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities.

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

Contractual Obligations

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity, bandwidth usage and open vendor purchase orders. As of June 30, 2014, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2013. Additionally, as discussed above, we have issued $690.0 million par value of convertible senior notes due 2019. The notes do not bear regular interest and mature in February 2019, unless repurchased or converted prior to maturity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us on January 1, 2017 and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  We are evaluating the potential impact of adopting this new accounting guidance.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 9 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended June 30, 2014 was determined to be immaterial.

As of June 30, 2014, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of operations within other (expense) income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2014.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial condition as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheet as accumulated other comprehensive income (loss).

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of June 30, 2014, no customer had an accounts receivable balance of 10% or more of our accounts receivable. As of December 31, 2013, one customer had an account receivable balance of 10% of our accounts receivable. We believe that, at June 30, 2014, the concentration of credit risk related to accounts receivable was not significant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, service offerings and geographic region and range from start ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are: excellence of technology, global presence, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength. Competitors include some of our current partners and customers.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services, which could cause us to have to lower prices for certain services; and

•	devote greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge; and

•	respond more quickly than we can to new or emerging technologies and changes in customer requirements, resulting in superior offerings.

Existing significant customers have in the past, and others may in the future, reduce or eliminate their purchases of our services because they:

•	pursue a "do-it-yourself" approach by putting in place software and other technology solutions for content and application delivery within their internal systems;

•	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

•	implement dual vendor policies to reduce reliance on external providers like us.

These approaches may also be pursued by potential customers. Consequently, our competitors include hardware manufacturers, software companies and other entities that offer Internet-related solutions that are not service-based.

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

Numerous other factors could cause our revenue growth rate and profitability to decline.

Our revenue growth rate and profitability may decline in future periods as a result of a number of other factors, including:

•	failure to experience traffic growth and increase sales of our core services and advanced features;

•	changes in our customers' business models that we do not fully anticipate or that we fail to address adequately;

•	customers, particularly larger media customers, implementing their own data centers and approaches to delivery to limit their reliance on third party providers like us;

•	macro-economic pressures; and

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments.

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

Our failure to manage effectively our operations (including our IT infrastructure) expected growth, diversification and changes to our business could harm us.

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

As our business evolves, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources, are likely to be complex and increasingly rely on hosted computer services from third parties that we do not control. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected. If the third parties we rely on for hosted data solutions for our internal network and information systems are subject to a security breach or otherwise suffer disruptions that impact the services we utilize, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information.

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

•	uncertainty regarding liability for content or services;

•	adjusting to different employee/employer relationships and different regulations governing such relationships;

•	corporate and personal liability for alleged or actual violations of laws and regulations;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	reliance on channel partners over which we have limited control or influence on a day-to-day basis; and

•	potentially adverse tax consequences.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations by our employees or partners could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws.

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
We have deployed security measures and continually evaluate the threat landscape and ways to mitigate risks associated with new and existing hazards; however, there is no guarantee that the precautions we take will always be effective. If future attacks against our infrastructure are successful, they could lead to widespread interruption of the functioning of our network or services, which would reduce our revenues and could harm our business, financial results and reputation. Any breach of the security of our information systems could lead to the unauthorized release of valuable confidential information, including trade secrets, material nonpublic information about us or our customers, personally-identifiable information about individuals, financial information and sensitive data that others could use to compete against us. Such events would likely harm our business and reputation and lead to loss of customers and increased legal liability. If the security solutions we offer to address the Internet security needs of our customers fail to operate effectively or to provide benefits promised by us, we could suffer from reduced revenues, harm to our business and reputation and increased liability to our customers for the losses they suffer. Any insurance coverage we carry may not be sufficient to cover all or a significant portion of the losses we could suffer from an attack.
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

As of June 30, 2014, we had total par value of $690.0 million of convertible senior notes outstanding.  Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes we would be required to issue significant amounts of our common stock, which would be dilutive to existing stockholders. If we do not have sufficient cash to repurchase notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business.  In addition, the terms of the notes do not limit the amount of future indebtedness we may incur.  If we incur significantly more debt, this could intensify the risks described above.

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

Certain of our service offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable. Certain open-source code is governed by license agreements, the terms of which could require users of such software to make any derivative works of the software available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could be expensive and divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. We periodically review our compliance with the open-source licenses we use and do not believe we will be required to make our proprietary software freely available. However, if a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software available at no cost.

If our ability to deliver media files in popular proprietary content formats were to become restricted or cost-prohibitive, demand for our content delivery services could decline, we could lose customers and our financial results could suffer.

Significant portions of our business depend on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe® Flash® or Windows® Media, were to become limited, our ability to serve our customers in these formats would be impaired. Owners of proprietary content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.

If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software costs, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

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

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent copyright protection, tax, consumer protection, cybersecurity, content, anti-discrimination and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Other potential regulatory proposals could seek to mandate changes to the economic relationships among participants in the Internet ecosystem. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services. In addition, domestic and foreign government attempts to regulate the operation of the Internet through net neutrality rules or other legislation, treaties or regulations could negatively impact our business even if our business is not the direct target of such regulations.

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

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or in economies outside the United States and could continue to have a negative effect on our operating results, including decreases in revenues and operating cash flows. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

Global climate change regulations could adversely impact our business.

Recent scientific studies and other news reports suggest the possibility of global climate change. In response, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. In addition, our customers may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. Our deployed network of servers consumes significant energy resources, including those generated by the burning of fossil fuels. It is possible that future regulatory or legislative initiatives or customer demands could affect the costs of operating our network of servers and our other operations. Such costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenues and damage to our reputation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2014 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs(4)
April 1, 2014 – April 30, 2014	638,688	$55.05	638,688	$550,974
May 1, 2014 – May 31, 2014	423,536	53.11	423,536	528,481
June 1, 2014 – June 30, 2014	237,488	57.67	237,488	514,785
Total	1,299,712	$54.89	1,299,712	$514,785

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program. All repurchases were made in open market transactions.

(3)	Includes commissions paid.

(4)
In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. The share repurchase program was announced on October 23, 2013.

Item 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 11, 2014	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) Notes to Unaudited Consolidated Financial Statements.