Form 10-Q
period 2014-09-30
AKAMAI TECHNOLOGIES INC
filed 2014-11-10
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

150 Broadway
Cambridge, MA 02142
(617) 444-3000
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

8 Cambridge Center
Cambridge, MA 02142
(617) 444-3000
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 5, 2014: 177,993,964

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$214,339	$333,891
Marketable securities	496,573	340,005
Accounts receivable, net of reserves of $5,866 and $3,703 at September 30, 2014 and December 31, 2013, respectively	326,747	271,988
Prepaid expenses and other current assets	90,173	62,096
Deferred income tax assets	24,844	21,734
Total current assets	1,152,676	1,029,714
Property and equipment, net	559,194	450,287
Marketable securities	850,847	573,026
Goodwill	1,049,047	757,368
Acquired intangible assets, net	140,815	77,429
Deferred income tax assets	2,530	2,325
Other assets	99,182	67,536
Total assets	$3,854,291	$2,957,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,801	$73,710
Accrued expenses	173,985	150,385
Deferred revenue	50,582	36,952
Other current liabilities	2,233	2,119
Total current liabilities	301,601	263,166
Deferred revenue	3,647	3,199
Deferred income tax liabilities	25,099	4,737
Convertible senior notes	600,098	—
Other liabilities	75,466	57,152
Total liabilities	1,005,911	328,254
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 182,119,856 shares issued and 178,194,979 shares outstanding at September 30, 2014 and 178,580,696 shares issued and outstanding at December 31, 2013	1,851	1,808
Additional paid-in capital	4,777,961	4,561,929
Accumulated other comprehensive loss	(9,545)	(2,091)
Treasury stock, at cost, 3,924,877 shares at September 30, 2014 and no shares at December 31, 2013	(226,513)	—
Accumulated deficit	(1,695,374)	(1,932,215)
Total stockholders’ equity	2,848,380	2,629,431
Total liabilities and stockholders’ equity	$3,854,291	$2,957,685

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue	$498,042	$395,790	$1,427,579	$1,141,942
Costs and operating expenses:
Cost of revenue	158,812	132,039	447,742	377,136
Research and development	32,583	24,857	92,869	67,359
Sales and marketing	96,215	67,811	268,742	198,326
General and administrative	81,905	66,634	239,946	183,365
Amortization of acquired intangible assets	8,403	4,859	23,654	16,653
Restructuring (benefits) charges	(115)	69	1,189	891
Total costs and operating expenses	377,803	296,269	1,074,142	843,730
Income from operations	120,239	99,521	353,437	298,212
Interest income	2,010	1,458	5,389	4,543
Interest expense	(4,482)	—	(10,939)	—
Other expense, net	(188)	(305)	(1,968)	(96)
Income before provision for income taxes	117,579	100,674	345,919	302,659
Provision for income taxes	26,424	20,918	109,078	89,521
Net income	$91,155	$79,756	$236,841	$213,138
Net income per share:
Basic	$0.51	$0.45	$1.33	$1.20
Diluted	$0.50	$0.44	$1.31	$1.17
Shares used in per share calculations:
Basic	178,186	178,235	178,324	178,008
Diluted	180,955	181,922	181,278	181,623

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$91,155	$79,756	$236,841	$213,138
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,763)	2,950	(7,937)	(4,810)
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $715, $(1,532), $324, and $(629) for the three and nine months ended September 30, 2014 and 2013, respectively	(1,279)	2,571	483	1,016
Other comprehensive (loss) income	(12,042)	5,521	(7,454)	(3,794)
Comprehensive income	$79,113	$85,277	$229,387	$209,344

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$236,841	$213,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,643	134,455
Stock-based compensation	84,800	72,211
Provision for doubtful accounts	1,517	889
Excess tax benefits from stock-based compensation	(23,958)	(18,152)
Provision for deferred income taxes	10,622	—
Amortization of debt discount and issuance costs	10,939	—
Loss (gain) from disposal of property and equipment	325	(15)
Loss on investments	393	—
Change in fair value of contingent consideration	300	—
Gain from divestiture of a business	—	(1,188)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(50,213)	(51,321)
Prepaid expenses and other current assets	(22,346)	(9,266)
Accounts payable and accrued expenses	36,876	43,730
Deferred revenue	7,688	10,991
Other current liabilities	(703)	32
Other non-current assets and liabilities	(10,195)	(3,328)
Net cash provided by operating activities	462,529	392,176
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(386,532)	(27,420)
Purchases of property and equipment	(142,466)	(142,567)
Capitalization of internal-use software development costs	(83,841)	(55,171)
Purchases of short- and long-term marketable securities	(1,068,198)	(403,556)
Proceeds from sales of short- and long-term marketable securities	354,313	79,207
Proceeds from maturities of short- and long-term marketable securities	277,109	265,495
Proceeds from the sale of property and equipment	802	761
Other non-current assets and liabilities	6,420	(3,320)
Net cash used in investing activities	(1,042,393)	(286,571)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	678,735	—
Proceeds from the issuance of warrants related to convertible senior notes	77,970	—
Purchase of note hedge related to convertible senior notes	(101,292)	—
Repayment of acquired debt and capital leases	(17,862)	—
Payment of contingent consideration related to acquired business	(1,575)	—
Proceeds related to the issuance of common stock under stock plans	75,361	54,418
Excess tax benefits from stock-based compensation	23,958	18,152
Employee taxes paid related to net share settlement of stock-based awards	(43,205)	(28,559)
Repurchases of common stock	(226,513)	(112,408)
Net cash provided by (used in) financing activities	465,577	(68,397)
Effects of exchange rate changes on cash and cash equivalents	(5,265)	(4,182)
Net (decrease) increase in cash and cash equivalents	(119,552)	33,026
Cash and cash equivalents at beginning of period	333,891	201,989
Cash and cash equivalents at end of period	$214,339	$235,015

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$117,723	$44,191
Non-cash financing and investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	40,131	12,630
Capitalization of stock-based compensation	11,577	9,252
Convertible note receivable received for divestiture of a business	—	18,882

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing online content and business applications. The Company's globally distributed platform comprises more than 160,000 servers in over 1,200 networks in over 90 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing services for accelerating, improving and securing the delivery of content and applications over the Internet.

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

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of September 30, 2014 and December 31, 2013 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2014
Certificates of deposit	$52	$—	$—	$52	$—	$52
Commercial paper	22,487	1	(2)	22,486	22,486	—
Corporate bonds	1,032,801	870	(1,646)	1,032,025	399,682	632,343
U.S. government agency obligations	293,146	37	(326)	292,857	74,405	218,452
	$1,348,486	$908	$(1,974)	$1,347,420	$496,573	$850,847

As of December 31, 2013
Certificates of deposit	$222	$—	$—	$222	$173	$49
Corporate bonds	736,945	1,197	(281)	737,861	278,318	459,543
U.S. government agency obligations	174,982	51	(85)	174,948	61,514	113,434
	$912,149	$1,248	$(366)	$913,031	$340,005	$573,026

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the statements of operations. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence. As of September 30, 2014 and December 31, 2013, there were no securities in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2014 and December 31, 2013 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of September 30, 2014
Cash Equivalents and Marketable Securities:
Money market funds	$2,936	$2,936	$—	$—
Certificates of deposit	52	52	—	—
Commercial paper	22,486	—	22,486	—
Corporate bonds	1,032,025	—	1,032,025	—
U.S. government agency obligations	292,857	—	292,857	—
	$1,350,356	$2,988	$1,347,368	$—
Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(900)	$—	$—	$(900)

As of December 31, 2013
Cash Equivalents and Marketable Securities:
Money market funds	$40,482	$40,482	$—	$—
Certificates of deposit	3,418	3,418	—	—
Commercial paper	29,999	—	29,999	—
Corporate bonds	737,861	—	737,861	—
U.S. government agency obligations	174,948	—	174,948	—
	$986,708	$43,900	$942,808	$—
Other Assets:
Note receivable	$22,879	$—	$—	22,879

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(2,600)	$—	$—	$(2,600)

As of September 30, 2014 and December 31, 2013, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2014 and December 31, 2013, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive.

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

The valuation technique used to measure fair value of the Company's Level 3 liability, which consists of a contingent consideration related to the acquisition of Velocius Networks, Inc. ("Velocius") (Note 5), is primarily an income approach. The significant unobservable input used in the fair value measurement of the Velocius contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology. During the third quarter of 2014, the first of two milestones was achieved and a portion of the contingent consideration was paid. The remaining milestone is payable in the third quarter of 2015, if achieved.

Increases or decreases in the underlying assumptions used to value the Company's Level 3 liability held at September 30, 2014 and December 31, 2013, could increase or decrease the fair value estimates recorded in the consolidated balance sheets.

The valuation technique used to measure fair value for the Company's Level 3 asset, which consisted of a $25.0 million face value convertible note receivable, was primarily an income approach, where the expected weighted average future cash flows were discounted back to present value. The significant unobservable inputs used in the fair value measurement of the convertible note receivable were the probability of conversion to equity and the fair value of equity into which the note was convertible. In the second quarter of 2014, the note was amended. Under the terms of the amendment, the note became convertible into shares of preferred stock of the issuer valued at $12.5 million at the time of conversion; the remaining $12.5 million was paid in the second and third quarters of 2014.

Contractual maturities of the Company’s available-for-sale marketable securities held at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Due in 1 year or less	$496,573	$340,005
Due after 1 year through 5 years	850,847	573,026
	$1,347,420	$913,031

The following table reflects the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2014 (in thousands):

	Other Assets: Note Receivable	Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2014	$22,879	$(2,600)
Unrealized gain on convertible note receivable included in other comprehensive (loss) income	2,121	—
Amendment of the convertible note receivable for preferred stock of the issuer and cash	(25,000)	—
Fair value adjustment to contingent consideration included in general and administrative expense	—	(300)
Achievement of first milestone related to Velocius contingent consideration	—	2,000
Balance as of September 30, 2014	$—	$(900)

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Trade accounts receivable	$235,166	$175,391
Unbilled accounts receivable	97,447	100,300
Gross accounts receivable	332,613	275,691
Allowance for doubtful accounts	(1,032)	(708)
Reserve for cash-basis customers	(4,834)	(2,995)
Total accounts receivable reserves	(5,866)	(3,703)
Accounts receivable, net	$326,747	$271,988

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2014 was as follows (in thousands):

Balance as of January 1, 2014	$757,368
Acquisition of Prolexic Technologies, Inc.	291,679
Balance as of September 30, 2014	$1,049,047

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consist of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$92,431	$(45,969)	$46,462	$65,631	$(35,476)	$30,155
Customer-related intangible assets	173,600	(87,009)	86,591	115,100	(75,563)	39,537
Non-compete agreements	8,890	(3,804)	5,086	7,950	(2,623)	5,327
Trademarks and trade names	4,200	(1,524)	2,676	3,400	(990)	2,410
Acquired license rights	490	(490)	—	490	(490)	—
Total	$279,611	$(138,796)	$140,815	$192,571	$(115,142)	$77,429

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2014 was $8.4 million and $23.7 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2013 was $4.9 million and $16.7 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2014, aggregate expense related to amortization of acquired intangible assets is expected to be $8.4 million for the remainder of 2014, and $26.8 million, $25.2 million, $23.1 million and $16.2 million for 2015, 2016, 2017 and 2018, respectively.

5. Business Acquisitions

Prolexic Acquisition

On February 18, 2014, the Company acquired all of the outstanding capital stock of Prolexic Technologies, Inc. ("Prolexic") in exchange for $392.1 million in cash and the assumption of unvested stock options. The goal of acquiring Prolexic was to provide customers with a comprehensive portfolio of security solutions designed to defend an enterprise’s Web and IP infrastructure against application-layer, network-layer and data center attacks delivered via the Internet. The consolidated financial statements include the operating results of Prolexic from the date of acquisition. The revenue and earnings included in the Company's consolidated financial statements since the acquisition date are not material. Pro forma results of the operations have not been presented because the effects are not material to the consolidated financial statements. Acquisition-related costs were $4.1 million for the nine months ended September 30, 2014.

The allocation of the purchase price has been finalized, with the exception of evaluating certain accrued expenses, property and equipment and tax-related assets and liabilities. The Company is in the process of gathering the facts and circumstances existing as of the acquisition date in order to finalize the valuation of these items. The Company has made immaterial adjustments to the allocation of the purchase price since the acquisition date.

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

Velocius Acquisition

On November 8, 2013, the Company acquired all the outstanding capital stock of Velocius in exchange for $4.3 million in cash. In addition, the Company recorded a liability of $2.6 million for a contingent consideration related to expected achievement of post-closing milestones. The maximum potential payout of the contingent consideration is $3.0 million. As of September 30, 2014, the first of two milestones was achieved and the remaining contingent consideration has a fair value of $0.9 million.

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

6. Convertible Senior Notes

In February 2014, the Company issued $690.0 million in par value of convertible senior notes due 2019 (the "Notes"). The Notes are senior unsecured obligations of the Company, do not bear regular interest and mature on February 15, 2019, unless repurchased or converted prior to maturity.

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

The Notes consist of the following components (in thousands):

September 30, 2014
Liability component:
Principal	$690,000
Less: debt discount, net of amortization	(89,902)
Net carrying amount	$600,098

Equity component:	$101,276

The estimated fair value of the Company's Notes at September 30, 2014 was $691.7 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $59.80 on September 30, 2014, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrently with the issuance of the Notes. The repurchase was made in accordance with the share repurchase program previously approved by the Board of Directors (Note 7). Additionally, $23.3 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The Company intends to use the remaining net proceeds for working capital and other general corporate purposes, as well as for potential acquisitions and strategic transactions.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the statement of operations related to the Notes (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2014	2014
Amortization of debt discount	$449	$1,079
Amortization of debt issuance costs	4,712	11,373
Capitalization of interest expense	(679)	(1,513)
Total interest expense	$4,482	$10,939

7. Stockholders’ Equity

Share Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. During the nine months ended September 30, 2014, the Company repurchased 3.9 million shares of its common stock for $226.5 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$3,030	$2,885	$8,901	$8,230
Research and development	4,979	4,583	14,517	12,819
Sales and marketing	12,110	10,048	35,438	29,278
General and administrative	7,889	6,963	25,944	21,884
Total stock-based compensation	28,008	24,479	84,800	72,211
Provision for income taxes	(8,472)	(8,272)	(26,852)	(24,581)
Total stock-based compensation, net of income taxes	$19,536	$16,207	$57,948	$47,630

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014, include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.6 million and $7.5 million, respectively, before income taxes. For the three and nine months ended September 30, 2013, the Company's consolidated statements of operations include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $2.2 million and $6.1 million, respectively, before income taxes.

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2014 (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investments	Total
Balance as of January 1, 2014	$(6,715)	$4,624	$(2,091)
Other comprehensive (loss) income	(7,937)	483	(7,454)
Balance as of September 30, 2014	$(14,652)	$5,107	$(9,545)

The tax effect on accumulated unrealized gain on investments was insignificant as of September 30, 2014 and December 31, 2013. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the nine months ended September 30, 2014.

9. Income Taxes

The Company’s effective income tax rate was 31.5% and 29.6% for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

During the third quarter of 2014, the Company recognized a state tax benefit related to its software development activities, which resulted in a net tax benefit of $13.3 million for the period from January 1, 2010 to September 30, 2014.  During the third quarter of 2013, the Company completed an analysis of its domestic production activities deduction, which resulted in a federal tax benefit of $16.5 million for the period from January 1, 2010 to September 30, 2013.  The Company also recorded a discrete item during the nine months ended September 30, 2013 related to the reinstatement of the federal research and development credit at the beginning of 2013, which included a one-time retroactive impact for fiscal year 2012.

For the nine months ended September 30, 2014, the effective income tax rate was lower than the federal statutory tax rate due to the benefit from the state software development activities and income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States; partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.  For the nine months ended September 30, 2013, the effective income tax rate was lower than the federal statutory tax rate mainly due to the domestic production activities deduction, the composition of income in foreign jurisdictions with lower rates, as well as the reinstatement of the federal research and development credit at the beginning of 2013, which included a one-time retroactive impact for fiscal year 2012.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$91,155	$79,756	$236,841	$213,138
Denominator:
Shares used for basic net income per share	178,186	178,235	178,324	178,008
Effect of dilutive securities:
Stock options	1,146	1,580	1,257	1,693
RSUs and deferred stock units	1,623	2,107	1,697	1,922
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	180,955	181,922	181,278	181,623
Basic net income per share	$0.51	$0.45	$1.33	$1.20
Diluted net income per share	$0.50	$0.44	$1.31	$1.17

For the three and nine months ended September 30, 2014 and 2013, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	261	1,308	462	1,782
Service-based RSUs	797	37	773	234
Performance-based RSUs	565	1,140	572	1,145
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—

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

Our revenue is also impacted by factors such as the timing and variability of customer-specific one-time events, the prices we are able to charge for our services, the amount of traffic we serve on our network and the impact of seasonal variations on our business. We have observed the following trends related to our revenue in recent years:

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

Our profitability is also impacted by our expense levels, including direct costs to support our revenue, such as co-location and bandwidth costs, and expenses incurred to support strategic initiatives that we anticipate will generate revenue in the future. We have observed the following trends related to our profitability in recent years:

•
We have increased headcount to support our revenue growth and strategic initiatives, and as a result, our payroll and related compensation costs have increased. We increased our headcount by more than 800 employees in 2013 and during the nine months ended September 30, 2014 we hired an additional 950 employees, including approximately 200 employees who were part of the acquisition of Prolexic Technologies, Inc., or Prolexic, in the first quarter of 2014. We expect to continue to hire additional employees and expand globally in support of our strategic initiatives.

•
Network bandwidth costs represent a significant portion of our cost of revenue. Historically, we have been able to mitigate increases in these costs by reducing our network bandwidth costs per unit and investing in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs may increase in the future as a result of expected higher traffic levels, but we believe such costs would be partially offset by anticipated continued reductions in bandwidth costs per unit and efficiency measures we take.

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

In February 2014, we completed the acquisition of Prolexic. Prolexic is expected to be slightly dilutive to our earnings per share in the first full year following the acquisition. Revenues and expenses from the acquired operations have been included in our earnings since the acquisition date of February 18, 2014. Also in February 2014, we completed an offering of $690.0 million in par value of convertible senior notes. The notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of operations data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	31.9	33.4	31.4	33.0
Research and development expense	6.5	6.3	6.5	5.9
Sales and marketing expense	19.3	17.1	18.8	17.4
General and administrative expense	16.4	16.8	16.8	16.1
Amortization of acquired intangible assets	1.7	1.2	1.7	1.5
Restructuring (benefits) charges	—	—	0.1	0.1
Total costs and operating expenses	75.8	74.8	75.3	74.0
Income from operations	24.2	25.2	24.7	26.0
Interest income	0.4	0.4	0.4	0.4
Interest expense	(0.9)	—	(0.8)	—
Other expense, net	—	(0.1)	(0.1)	—
Income before provision for income taxes	23.7	25.5	24.2	26.4
Provision for income taxes	5.3	5.3	7.6	7.8
Net income	18.4%	20.2%	16.6%	18.6%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenue	$498,042	$395,790	25.8%	$1,427,579	$1,141,942	25.0%

During the three- and nine-month periods ended September 30, 2014, the increase in our revenue as compared to the same periods in 2013 was driven by continued strong demand for our services across all of our solutions and geographies. For the three- and nine-month periods ended September 30, 2014 and 2013, no single customer accounted for 10% or more of revenue.

For the three- and nine-month periods ended September 30, 2014, approximately 27% and 28%, respectively, of our revenue was derived from our operations located outside of the United States. For each of the three- and nine-month periods ended September 30, 2013, approximately 27% of our revenue was derived from our operations located outside the United States. No single country outside of the United States accounted for 10% or more of revenue during any of these periods.

Revenue from our operations in the United States experienced strong performance driven by our large social media, gaming and video delivery customer base during the nine months ended September 30, 2014. During the first three quarters of 2014, we also experienced strong revenue growth from our operations in the Asia Pacific region and continued improvement in revenue growth from our operations in Europe, the Middle East and Africa, primarily driven by growth across all of our solutions. Changes in foreign currency exchange rates positively impacted our revenue by $0.5 million and $1.8 million during the three- and nine-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013.

For the each of the three- and nine-month periods ended September 30, 2014, resellers accounted for 25% of revenue as compared to 21% of revenue for the same periods in 2013. The increase in revenue from resellers was attributable to continued traction with our carrier channel partners, as well as contributions from Prolexic's reseller relationships.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Media Delivery Solutions	$230,576	$189,066	22.0%	$661,583	$549,672	20.4%
Performance and Security Solutions	224,169	173,864	28.9	639,561	498,387	28.3
Service and Support Solutions	43,297	32,860	31.8	126,435	91,754	37.8
Advertising Decision Solutions and other	—	—	—	—	2,129	(100.0)
Total revenue	$498,042	$395,790	25.8%	$1,427,579	$1,141,942	25.0%

The increase in Media Delivery Solutions revenue for the three- and nine-month periods ended September 30, 2014, as compared to the same periods in 2013, was due to strong demand across most of our customer base. We experienced particularly strong growth from our social media, gaming, video and software download customers.

The increase in Performance and Security Solutions revenue for the three- and nine-month periods ended September 30, 2014, as compared to the same periods in 2013, was partially due to increased revenue attributable to Prolexic. Additionally, there was an increase in demand for our web performance and cloud security solutions.

The increase in Service and Support Solutions revenue for the three- and nine-month periods ended September 30, 2014, as compared to the same periods in 2013, was due to increases in sales of our service and support offerings due to strong service attachment rates for customers of our Media Delivery and Performance and Security Solutions.

The Advertising Decision Solutions business was divested in the first quarter of 2013.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Bandwidth fees	$32,391	$26,628	21.6%	$90,638	$77,339	17.2%
Co-location fees	28,716	27,749	3.5	85,610	83,191	2.9
Network build-out and supporting services	9,721	9,332	4.2	31,018	27,279	13.7
Payroll and related costs	36,825	29,404	25.2	104,517	82,152	27.2
Stock-based compensation, including amortization of prior capitalized amounts	6,498	5,017	29.5	16,118	14,048	14.7
Depreciation of network equipment	28,135	21,960	28.1	78,586	60,457	30.0
Amortization of internal-use software	16,526	11,949	38.3	41,255	32,670	26.3
Total cost of revenue	$158,812	$132,039	20.3%	$447,742	$377,136	18.7%
As a percentage of revenue	31.9%	33.4%		31.4%	33.0%

The increase in total cost of revenue for the three- and nine-month periods ended September 30, 2014 as compared to the same periods in 2013 was primarily due to increases in:

•
payroll and related costs of service personnel due to headcount growth to support our Service and Support Solutions revenue growth, as well as headcount growth related to our network operations to support our other solution categories;

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network; and

•	depreciation and amortization of network equipment and internal-use software as we continued to invest in our infrastructure and release internally developed software onto our network.

In recent years, we have reduced our network bandwidth costs per unit and have successfully managed our co-location fees, which contributed to the decrease in our cost of revenue as a percentage of revenue during the three- and nine-month periods ended September 30, 2014 as compared to the same periods in 2013.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. There have been no significant changes to the commitments reported in our annual report on Form 10-K for the year ended December 31, 2013, other than normal period-to-period variations.

We believe that cost of revenue will increase during the fourth quarter of 2014 as compared to each of the first three quarters of 2014, primarily because we expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic and additional co-location fees. Additionally, for the remainder of 2014, we anticipate higher payroll and related costs, as compared to the first three quarters of 2014, associated with an increase in headcount of our network and professional services personnel. We plan to continue to make investments in our network in the foreseeable future in the expectation that our customer base and sales of services to our existing customers will continue to grow.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Payroll and related costs	$49,617	$36,526	35.8%	$138,421	$100,830	37.3%
Stock-based compensation	4,979	4,583	8.6	14,517	12,819	13.2
Capitalized salaries and related costs	(24,496)	(17,692)	38.5	(66,552)	(50,137)	32.7
Other expenses	2,483	1,440	72.4	6,483	3,847	68.5
Total research and development	$32,583	$24,857	31.1%	$92,869	$67,359	37.9%
As a percentage of revenue	6.5%	6.3%		6.5%	5.9%

The increase in research and development expenses during the three- and nine-month periods ended September 30, 2014, as compared to the same periods in 2013, was due to increases in payroll and related costs as a result of continued growth in headcount to support investments in new product development, partially offset by increases in capitalized salaries and related costs.

Research and development costs consist of external consulting expenses and payroll and related costs for personnel involved in the development of internal-use software used to deliver our services and operate our network. These development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. During the three- and nine-month periods ended September 30, 2014, we capitalized $3.4 million and $10.3 million, respectively, of stock-based compensation. During the three- and nine-month periods ended September 30, 2013, we capitalized $2.8 million and $8.6 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenue over their estimated useful lives of two years.

We believe that research and development expenses will increase in absolute dollars during the fourth quarter of 2014 as compared to each of the first three quarters of 2014, as we expect to continue to hire additional development personnel in order to make improvements to our core technology and develop new and enhanced services.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Payroll and related costs	$68,684	$48,562	41.4%	$185,461	$133,761	38.7%
Stock-based compensation	12,110	10,048	20.5	35,438	29,278	21.0
Marketing programs and related costs	7,314	4,184	74.8	25,093	18,545	35.3
Other expenses	8,107	5,017	61.6	22,750	16,742	35.9
Total sales and marketing	$96,215	$67,811	41.9%	$268,742	$198,326	35.5%
As a percentage of revenue	19.3%	17.1%		18.8%	17.4%

The increase in sales and marketing expenses during the three- and nine-month periods ended September 30, 2014, as compared to the same periods in 2013, was primarily due to higher payroll and related costs, as we invested in our sales and marketing organization, and to an increase in marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion.

We believe that sales and marketing expenses will increase in absolute dollars during the fourth quarter of 2014 as compared to each of the first three quarters of 2014, due to an expected increase in payroll and related costs as a result of continued headcount growth, primarily with respect to our direct sales team and corporate marketing function.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Payroll and related costs	$38,611	$27,185	42.0%	$106,635	$75,583	41.1%
Stock-based compensation	7,889	6,963	13.3	25,944	21,883	18.6
Depreciation and amortization	10,883	7,054	54.3	28,932	18,858	53.4
Facilities-related costs	13,538	11,514	17.6	39,010	31,451	24.0
Provision for doubtful accounts	784	(140)	(660.0)	955	391	144.2
Acquisition-related costs	—	219	(100.0)	3,836	587	553.5
Professional and other fees	10,200	13,839	(26.3)	34,634	34,612	0.1
Total general and administrative	$81,905	$66,634	22.9%	$239,946	$183,365	30.9%
As a percentage of revenue	16.4%	16.8%		16.8%	16.1%

The increase in general and administrative expenses for the three- and nine-month periods ended September 30, 2014, as compared to the same periods in 2013, was primarily due to the expansion of company infrastructure to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. In particular, we increased general and administrative headcount and our facility footprint, which increased payroll and related costs, facilities-related costs and depreciation and amortization. In addition, acquisition-related costs increased for the nine-month period ended September 30, 2014 due to the acquisition of Prolexic.

During the last quarter of 2014, we expect general and administrative expenses to increase in absolute dollars as compared to each of the first three quarters of 2014, due to anticipated higher payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology and planned facility expansion.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Amortization of acquired intangible assets	$8,403	$4,859	72.9%	$23,654	$16,653	42.0%
As a percentage of revenue	1.7%	1.2%		1.7%	1.5%

The increase in amortization of acquired intangible assets for the three- and nine-month periods ended September 30, 2014 as compared to the same periods in 2013 was primarily due to the amortization of assets related to the acquisition of Prolexic. Based on our intangible assets at September 30, 2014, we expect amortization of acquired intangible assets to be approximately $8.4 million for the fourth quarter of 2014, and $26.8 million, $25.2 million, $23.1 million and $16.2 million for 2015, 2016, 2017 and 2018, respectively.

Restructuring (Benefits) Charges

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Restructuring (benefits) charges	$(115)	$69	(266.7)%	$1,189	$891	33.4%
As a percentage of revenue	—%	—%		0.1%	0.1%

The restructuring (benefits) charges for the three- and nine-month periods ended September 30, 2014 consisted of severance and related activity as a result of the acquisition of Prolexic, in addition to a contract termination fee incurred during the second quarter of 2014. The charges for the three- and nine-month periods ended September 30, 2013 consisted of pending workforce claims prior to 2013.

Interest Income

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Interest income	$2,010	$1,458	37.9%	$5,389	$4,543	18.6%
As a percentage of revenue	0.4%	0.4%		0.4%	0.4%

For the periods presented, interest income consists of interest earned on invested cash balances and marketable securities.

Interest Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Interest expense	$(4,482)	$—	100.0%	$(10,939)	$—	100.0%
As a percentage of revenue	(0.9)%	—%		(0.8)%	—%

For the periods presented, interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other Expense, Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Other expense, net	$(188)	$(305)	(38.4)%	$(1,968)	$(96)	1,950.0%
As a percentage of revenue	—%	(0.1)%		(0.1)%	—%

Other expense, net primarily represents net foreign exchange gains and losses incurred and other non-operating expense and income items. The fluctuations in other expense, net for the three- and nine-month periods ended September 30, 2014, as compared to the same periods in 2013, were primarily due to foreign currency exchange rate fluctuations on inter-company and other non-functional currency transactions. Other expense, net may fluctuate in the future based upon changes in foreign exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2014	2013	% Change	2014	2013	% Change
Provision for income taxes	$26,424	$20,918	26.3%	$109,078	$89,521	21.8%
As a percentage of revenue	5.3%	5.3%		7.6%	7.8%
Effective income tax rate	22.5%	20.8%		31.5%	29.6%

For the nine months ended September 30, 2014, our effective income tax rate was primarily lower than the federal statutory tax rate due to a state tax benefit from software development activities and income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the United States; partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.  For the nine months ended September 30, 2013, our effective income tax rate was lower than the federal statutory tax rate mainly due to the federal benefit recorded related to the domestic production activities deduction, the composition of income in foreign jurisdictions with lower rates, as well as the reinstatement of the federal research and development credit at the beginning of 2013, which included a one-time retroactive impact for fiscal year 2012.

The increase in the provision for income taxes in the nine-month period ended September 30, 2014 as compared to the same period in 2013 was mainly due to the increase in operating income in 2014, a change in the composition of projected income in different jurisdictions and the expiration of the federal research and development credit at the end of 2013, partially offset by the federal domestic production activities deduction and state software development activities benefit.

While we expect our effective income tax rate to increase slightly during the fourth quarter of 2014, due to discrete items in the third quarter of 2014 that had a positive impact on our tax rate, this expectation does not take into consideration the effect of potential other one-time discrete items that may be recorded in the future. The effective tax rate could be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are: non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as discussed below.

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

The non-GAAP adjustments, and our basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets – We have incurred amortization of intangible assets, included in our GAAP financial statements, related to various acquisitions we made. The amount of an acquisition's purchase price allocated to intangible assets and term of its related amortization can vary significantly and are unique to each acquisition; therefore, we exclude amortization of acquired intangible assets from our non-GAAP financial measures to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•
Stock-based compensation and amortization of capitalized stock-based compensation – Although stock-based compensation is an important aspect of the compensation paid to our employees and executives, the expense varies with changes in the stock price and market conditions at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from our non-GAAP financial measures in order to better understand the performance of our core business performance and to be consistent with the way investors evaluate our performance and compare our operating results to peer companies.

•
Acquisition-related costs – Acquisition-related costs include transaction fees, due diligence costs and other one-time direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions.

•
Restructuring (benefits) charges – We have incurred restructuring (benefits) charges that are included in our GAAP financial statements, primarily related to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items are not consistently recurring and do not reflect expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

•
Benefit from adoption of software development activities – We recognized a benefit to non-income-related tax expense associated with the adoption of software development activities. We exclude this item from our non-GAAP financial measures because transactions of this nature occur infrequently and are not considered part of our core business operations.

•
Gains and other activity related to divestiture of a business – We recognized a gain and other activity related to the divestiture of our Advertising Decision Solutions business. We exclude gains and other activity related to divestiture of a business from our non-GAAP financial measures because transactions of this nature occur infrequently and are not considered part of our core business operations.

•
Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In February 2014, we issued $690 million of convertible senior notes due 2019 with a coupon interest rate of 0%. The imputed interest rate of the convertible senior notes was approximately 3.2%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, thereby reducing the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt which are recorded as an asset in the consolidated balance sheet. All of our interest expense is comprised of these non-cash components and is excluded from management's assessment of our operating performance because management believes the non-cash expense is not indicative of ongoing operating performance.

•
Loss on investments – We have incurred losses from the impairment of certain investments. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as they occur infrequently, are not representative of our core business operations or meaningful in evaluating our business results.

•
Income tax effect of non-GAAP adjustments and certain discrete tax items – The non-GAAP adjustments described above are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as recording or release of valuation allowances), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to more properly reflect the income attributable to our core operations.

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income from operations	$120,239	$99,521	$353,437	$298,212
Amortization of acquired intangible assets	8,403	4,859	23,654	16,653
Stock-based compensation	28,008	24,479	84,800	72,211
Amortization of capitalized stock-based compensation	3,556	2,224	7,500	6,103
Amortization of capitalized interest expense	45	—	63	—
Acquisition-related costs	270	219	4,454	587
Restructuring (benefits) charges	(115)	69	1,189	891
Benefit from adoption of software development activities	(2,670)	—	(2,670)	—
(Gain) and other activity related to divestiture of a business	—	1,093	—	(1,188)
Non-GAAP income from operations	$157,736	$132,464	$472,427	$393,469
Non-GAAP operating margin	32%	33%	33%	34%

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$91,155	$79,756	$236,841	$213,138
Amortization of acquired intangible assets	8,403	4,859	23,654	16,653
Stock-based compensation	28,008	24,479	84,800	72,211
Amortization of capitalized stock-based compensation	3,556	2,224	7,500	6,103
Amortization of capitalized interest expense	45	—	63	—
Acquisition-related costs	270	219	4,454	587
Restructuring (benefits) charges	(115)	69	1,189	891
Benefit from adoption of software development activities	(2,670)	—	(2,670)	—
(Gain) and other activity related to divestiture of a business	—	1,093	—	(1,188)
Amortization of debt discount and issuance costs	4,482	—	10,939	—
Loss on investments	—	—	393	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(21,771)	(22,439)	(45,333)	(40,891)
Non-GAAP net income	$111,363	$90,260	$321,830	$267,504

GAAP net income per diluted share	$0.50	$0.44	$1.31	$1.17
Non-GAAP net income per diluted share	$0.62	$0.50	$1.78	$1.47
Shares used in diluted per share calculations	180,955	181,922	181,278	181,623

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of $690.0 million in par value of convertible senior notes due 2019. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Until our weighted average stock price is greater than $89.56, the initial conversion price, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; restructuring (benefits) charges; acquisition-related costs; certain gains and losses on investments; benefit from adoption of software development activities deduction; gains and other activity related to divestiture of a business; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; gains and losses on legal settlements; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$91,155	$79,756	$236,841	$213,138
Amortization of acquired intangible assets	8,403	4,859	23,654	16,653
Stock-based compensation	28,008	24,479	84,800	72,211
Amortization of capitalized stock-based compensation	3,556	2,224	7,500	6,103
Amortization of capitalized interest expense	45	—	63	—
Acquisition-related costs	270	219	4,454	587
Restructuring (benefits) charges	(115)	69	1,189	891
Benefit from adoption of software development activities	(2,670)	—	(2,670)	—
(Gain) and other activity related to divestiture of a business	—	1,093	—	(1,188)
Interest income	(2,010)	(1,458)	(5,389)	(4,543)
Amortization of debt discount and issuance costs	4,482	—	10,939	—
Provision for income taxes	26,424	20,918	109,078	89,521
Depreciation and amortization	55,411	40,871	148,426	111,699
Other expense, net	188	305	1,968	96
Adjusted EBITDA	$213,147	$173,335	$620,853	$505,168
Adjusted EBITDA margin	43%	44%	43%	44%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2014, our cash, cash equivalents and marketable securities, which consisted primarily of corporate bonds and U.S. government agency securities, totaled $1.6 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repurchases and issuances, stock option exercises, purchases and sales of marketable securities and similar events. We believe our strong balance sheet and cash position are important competitive differentiators that provide the financial flexibility necessary to make investments at opportune times. We expect to continue to evaluate strategic investments to strengthen our business on an ongoing basis.

As of September 30, 2014, we had cash and cash equivalents of $139.9 million held in accounts outside the United States. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the United States are subject to, or offset by, inter-company obligations to our parent company in the United States and, therefore, are not subject to United States federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the United States.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Net income	$236,841	$213,138
Non-cash reconciling items included in net income	264,581	188,200
Changes in operating assets and liabilities	(38,893)	(9,162)
Net cash flows provided by operating activities	$462,529	$392,176

The increase in cash provided by operating activities for the nine-month period ended September 30, 2014 as compared to the same period in 2013 was primarily due to increased profitability, partially offset by the timing of collections and payments of working capital, particularly in the timing of estimated tax payments.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Cash paid for acquired businesses, net of cash acquired	$(386,532)	$(27,420)
Purchases of property and equipment and capitalization of internal-use software development costs	(226,307)	(197,738)
Net marketable securities activity	(436,776)	(58,854)
Other investing activity	7,222	(2,559)
Net cash used in investing activities	$(1,042,393)	$(286,571)

The increase in cash used in investing activities for the nine-month period ended September 30, 2014 as compared to the same period in 2013, primarily relates to the acquisition of Prolexic. The increase also relates to the increase in net purchases of marketable securities as a result of investment of the proceeds of our convertible senior notes issuance. Expenditures for internal-use software also increased during the nine-month period ended September 30, 2014 as compared to the same period in 2013 as we continued to invest in our network with the goal of enhancing and adding functionality to our service offerings.

We expect capital expenditures to increase in the fourth quarter of 2014 as compared to each of the first three quarters of 2014, related to planned investment in our network infrastructure intended to enable us to handle the traffic growth we expect on the network in the future. We also expect increased spending as a result of planned global facility build-outs and IT-related expenditures to support our increase in headcount and expansion of company infrastructure to support our engineering and go-to-market capacity.

Cash Provided by (Used in) Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Activity related to convertible senior notes	$655,413	$—
Activity related to stock-based compensation	56,114	44,011
Repurchases of common stock	(226,513)	(112,408)
Other financing activities	(19,437)	—
Net cash provided by (used in) financing activities	$465,577	$(68,397)

Cash provided by financing activities during the nine-month period ended September 30, 2014 was primarily the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. Concurrent with the convertible senior notes issuance, we also repurchased $62.0 million of our common stock, which contributed to the increase in repurchases of common stock as compared to the nine-month period ended September 30, 2013.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. The goal of the October 2013 share repurchase program is to both offset dilution from our equity compensation plans and to provide the flexibility to increase distributions to our shareholders as business and market conditions warrant.

During the nine-month period ended September 30, 2014, we repurchased 3.9 million shares of common stock at a weighted average price of $57.71 per share for an aggregate of $226.5 million. During the nine-month period ended September 30, 2013, we repurchased 2.8 million shares of common stock at a weighted average price of $39.65 per share for an aggregate of $112.4 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 6 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We intend to use the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In February 2014, we used $62.0 million of the net proceeds from the convertible senior notes to repurchase 1.0 million shares of our common stock in accordance with the share repurchase program previously approved by our Board of Directors.

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

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, service agreements with co-location facilities for data center capacity and bandwidth usage and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of September 30, 2014, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2013, other than normal period to period variations. Additionally, as discussed above, we have issued $690.0 million in par value of convertible senior notes due 2019. The notes do not bear regular interest and mature in February 2019, unless repurchased or converted prior to maturity.

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

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 9 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended September 30, 2014 was determined to be immaterial.

As of September 30, 2014, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of operations within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2014.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. Based on such assessments, we believe that our accounts receivable credit risk exposure is limited. As of September 30, 2014, no customer had an accounts receivable balance of 10% or more of our accounts receivable. As of December 31, 2013, one customer had an account receivable balance of 10% of our accounts receivable. We believe that, at September 30, 2014, the concentration of credit risk related to accounts receivable was not significant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services; and

•	devote greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge; and

•	respond more quickly than we can to new or emerging technologies and changes in customer requirements, resulting in superior offerings.

Existing significant customers have in the past, and others may in the future, reduce or eliminate their purchases of our services because they:

•	pursue a "do-it-yourself" approach by putting in place software and other technology solutions for content and application delivery within their internal systems;

•	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

•	implement dual vendor policies to reduce reliance on external providers like us.

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

Numerous other factors could cause our revenue growth rate and profitability to decline.

Our revenue growth rate and profitability may decline in future periods as a result of a number of other factors, including:

•	failure to experience traffic growth and increase sales of our core services and advanced features;

•	changes in our customers' business models that we do not fully anticipate or that we fail to address adequately;

•	customers, particularly larger media customers, implementing their own data centers and delivery approaches to limit their reliance on third party providers like us;

•	macro-economic pressures; and

•	failure of a significant number of customers to pay our fees on a timely basis or at all or failure to continue to purchase our services in accordance with their contractual commitments.

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

Our failure to manage effectively our operations as our business evolves could harm us.

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals.

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

As our business evolves, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources, are likely to be complex and increasingly rely on hosted computer services from third parties that we do not control. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected. If the third parties we rely on for hosted data solutions for our internal network and information systems are subject to a security breach or otherwise suffer disruptions that impact the services we utilize, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information.

We face risks associated with international operations that could harm our business.

We have operations in numerous foreign countries and may continue to expand our sales and support operations internationally. Such expansion could require us to make significant expenditures, which could harm our profitability. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	currency exchange rate fluctuations and limitations on the repatriation and investment of funds;

•	difficulties in transferring funds from, or converting currencies in, certain countries;

•	unexpected changes in regulatory requirements;

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

In our view, a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. If we implement more complex organizational management structures because of growth or other structural changes or create disparities in personal wealth among our employees through our compensation philosophy and benefit plan utilization, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. If we cannot maintain a favorable corporate culture, then we could lose employee engagement, which can cause employees to lose the desire to innovate, foster teamwork and provide extraordinary assistance to our customers which could negatively impact our future operating results.

Defects or disruptions in our services could diminish demand for our solutions and subject us to substantial liability.

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our services and platform. We have also experienced customer dissatisfaction with the quality of some of our media delivery services which has led to loss of business and could lead to loss of customers in the future. There may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner, and we may have insufficient resources to efficiently cope with multiple service incidents happening simultaneously or in rapid succession. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our offerings and maintaining the quality standards that are consistent with our brand and reputation. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified and improve the quality of our services, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses, delayed payments and legal actions by our customers. If we elect to move into new areas that involve legal and regulatory complexities, the potential risks we face and magnitude of losses could increase.

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
As we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure. In particular, the acquisition of Prolexic has increased our visibility as a security-focused company. Our security risks will also increase as we continue to grow our cloud-based offerings and services, especially in customer sectors such as health sciences, financial services and the government that involve particularly sensitive data. In the risk factor that follows, we describe the form that attacks typically take and the associated potential repercussions.
Successful cybersecurity attacks and other security breaches could expose us to liability and our reputation and business could suffer.
We are in the information technology business, and our services and network transmit and store our customers' information and data as well as our own. We have a reputation for a secure and reliable platform and services and have invested a great deal of time and resources in protecting the integrity and security of our services and internal and external data that we manage. Nevertheless, there have been, and in the future are likely to be, attempts to gain unauthorized access to our information technology systems in order to steal information about our technology, financial data or customer information or take other actions that would be damaging to our customers and us.
Such attacks have been, and will continue to be, pursued through viruses, worms and other malicious software programs that attack our platform, exploit potential security vulnerabilities of our services or technology on which we rely, create system disruptions, or cause shutdowns or denials of service. Some intrusions may remain undetected for an extended period of time, which would increase their effectiveness and the potential to harm us. Data and systems that are important to us may also be accessed or modified improperly as a result of employee or supplier error or malfeasance, and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers' data or our IT systems. We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within Akamai.
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

As of September 30, 2014, we had total par value of $690.0 million of convertible senior notes outstanding.  Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness could adversely affect our future operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for future capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes we would be required to issue significant amounts of our common stock, which would be dilutive to existing stockholders. If we do not have sufficient cash to repurchase notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business.  In addition, the terms of the notes do not limit the amount of future indebtedness we may incur.  If we incur significantly more debt, this could intensify the risks described above.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software development costs, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

We may have exposure to greater-than-anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation.  We have recorded certain tax reserves to address potential exposures involving our income, sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to cover our total actual liability. Although we believe our estimates, reserves and the positions we have taken are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

An increasing portion of our revenues is derived from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. While we have implemented a foreign currency hedging program to mitigate transactional exposures, there is no guarantee that such program will be fully effective.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2014 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
July 1, 2014 – July 31, 2014	217,671	$60.12	217,671	$501,698
August 1, 2014 – August 31, 2014	225,253	58.91	225,253	488,427
September 1, 2014 – September 30, 2014	206,044	61.45	206,044	475,766
Total	648,968	$60.12	648,968	$475,766

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

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

Akamai Technologies, Inc.

November 10, 2014	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) Notes to Unaudited Consolidated Financial Statements.