Form 10-K
period 2014-12-31
AKAMAI TECHNOLOGIES INC
filed 2015-03-02
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $10,533.7 million based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2014.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 24, 2015: 178,833,747 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2015 Annual Meeting of Stockholders to be held on May 13, 2015 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

PART I

Item 1. Business

Overview

Akamai provides cloud services for delivering, optimizing and securing online content and business applications. Our solutions range from delivery of conventional content on websites, to tools that support the delivery and operation of cloud-based applications, as well as security solutions and live and on-demand streaming video capabilities – all designed to help our customers interact with people accessing the Internet from a multitude of devices and locations around the world. Forming the foundation of these solutions is the Akamai Intelligent Platform, which we believe is the world's largest globally-distributed computing platform, having over 170,000 servers deployed in more than 1,300 networks and over 100 countries around the world, tied together with sophisticated software and algorithms. This platform enables us to constantly monitor Internet conditions to:

•	identify, absorb, and block security threats;

•	provide device-level detection and optimization;

•	make routing and delivery decisions based on comprehensive knowledge of network conditions; and

•	provide our customers with business and technical insights into their online operations.

We were incorporated in Delaware in 1998 and have our corporate headquarters at 150 Broadway, Cambridge, Massachusetts. Our Internet website address is www.akamai.com. We make available, free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission, or the Commission, as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

Making the Cloud Work for our Customers

The Internet plays a crucial role in the way companies, government agencies and other enterprises conduct business and reach the public. Enterprises want to offer a dynamic, consistent, secure experience for millions of end users and to take advantage of the potential cost savings of cloud computing – using third party server facilities to enable Internet operations. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today's communication demands or the dramatic expansion in the number and types of devices individuals use to access it. The ad hoc architecture of the Internet presents potential problems for its widespread usage today, such as:

•	traffic congestion at data centers and between networks;

•	traffic exceeding the capacity of routing equipment;

•	an absence of a coordinated security system to protect against hackers, bots and other malefactors that want to steal assets and disrupt the functioning of the web;

•	growth in popularity of accessing streaming and other content over mobile networks, which tend to be slower and less reliable than the fixed line Internet; and

•	“last mile” issues – such as bandwidth constraints between an end user and their Internet access provider.

These potential problems intersect with the features of what is sometimes referred to as the hyperconnected world, including:

•	increasingly dynamic and personalized websites;

•	growth in the transmission of rich content, including high definition, or HD, video, music and games;

•	rapid expansion in the use of mobile devices leveraging different technologies and delivery systems; and

•	the desire of millions of consumers worldwide to be able to enjoy the same high-quality experience across all of the devices they use.

Achieving an enterprise's goals in the face of these challenges is made more difficult by internal technology issues. Driven by competition, globalization and expense-containment strategies, companies need an agile cloud-based infrastructure that cost-effectively meets real-time strategic and business objectives. The dramatic increase in Internet usage places extensive demands on infrastructure; however, expanding internal systems to meet even routine demand can be expensive. Keeping pace with new developments can also be a difficult challenge. Special marketing or promotional initiatives or unanticipated one-time events, such as important unanticipated news, may draw millions of additional visitors to a company's website over a brief period of time. Putting in place incremental internal infrastructure to deal with such spikes is usually impractical and cost-prohibitive. Network operators themselves are challenged to profitably manage consumer access to the Internet over their networks; recouping the costs of the infrastructure build-outs they need to make is generally not supported by their traditional business models.

Akamai offers solutions to help companies, government agencies, network operators and other enterprises meet their goals in spite of the challenges at the intersection of the Internet and the hyperconnected world. We strive to make using the cloud a viable approach for customers by addressing the following market needs in an affordable way:

•
Superior Performance. Commercial enterprises invest in websites to attract customers, transact business and provide information about the company. Our solutions are designed to help enterprises improve the performance of their websites without the need for them to make the significant investment required to develop their own Internet-related infrastructure or develop ways to cope with the challenges and limitations of the Internet. With the Akamai Intelligent Platform, content and applications can be delivered from Akamai servers located closer to website visitors from what we call the “edge” of the Internet. We are thus able to reduce the impact of traffic congestion, bandwidth constraints and capacity limitations for our customers. That translates into faster websites and applications.

•
Scalability. With the proliferation of HD video and other types of rich content and the emergence of the Internet as a crucial sales channel, enterprises of all types must be able to handle rapidly increasing numbers of requests for bandwidth-intensive digital media assets. Websites must also be able to process millions of transactions, particularly during busy seasons. Akamai takes a global approach to addressing the challenges of the Internet, and we believe the scale of our deployed network is key to this. In our view, we are uniquely able to handle today's traffic volumes as well as planned and unplanned traffic peaks, whether it is delivering worldwide sports events or handling the steady growth we have seen in online video consumption on a daily basis.

•
Security. Internet-based security threats, such as viruses, worms, hactivists, information theft and other intrusions, can impact all aspects of performance, including information security, speed, reliability and customer confidence. Security is a key component of our technology platform, and our approach is designed to help organizations guard the perimeter of their networks and bolster security without sacrificing performance. In recent years, including through the acquisition of Prolexic Technologies, or Prolexic, in 2014, we have expanded our offerings of security solutions for protecting our customers’ operations in the cloud.

•
Functionality. Websites have become increasingly dynamic, complex and sophisticated. To meet these challenges, we offer an array of advanced features designed to help our customers accelerate dynamic content and applications, more effectively manage their online media assets, optimize how pages load on individual browsers and adapt content for mobile device access.

Our Solutions

Media Delivery Solutions

In recent years, we have seen a significant increase in video consumption over the Internet, which has been reflected in our revenue growth. We believe this traffic growth is likely to continue or even increase and that we can play an important role for our customers. Our Media Delivery Solutions are designed to enable enterprises to execute their digital media distribution strategies, not only by providing solutions for their volume and global reach requirements but also by improving the end-user experience, boosting reliability and reducing their cost of Internet-related infrastructure.

Media Content Delivery

Our Media Content Delivery Solutions are designed to provide fast and reliable HTTP delivery of media content to address the broad variety of network types – fixed or mobile – at varying connection speeds. We focus on helping media customers improve the performance of their offerings through the scalability, reliability and reach of the Akamai Intelligent Platform, our distributed network of servers and software. Each delivery solution is optimized for the type of content being provided as follows:

•
Download Delivery – Our download delivery offerings provide accelerated distribution for large file downloads, including games, progressive media (video and audio) files, documents and other file-based content.

•
Adaptive Delivery – We provide adaptive delivery solutions for streaming video content in bitrate streaming formats, including Apple's HLS, Adobe's HDS, Microsoft's Smooth Streaming and the MPEG-DASH format.

Media Services

Akamai Media Services include one-stop content preparation and packaging for multiple platforms, a customizable media player, and content protection technologies. Available for both live and on-demand media workflows, and complemented by our NetStorage solution, Media Services complement our content delivery solutions and are designed to address the following business needs: high quality streaming through scalable and reliable live content ingestion; simplifying content workflow operations by centralizing live event processing and delivery into a single cloud platform; reducing expenses by eliminating the need to purchase and scale on-premise content origins; and increasing availability by leveraging Akamai’s globally distributed ingest points.

Media Analytics

We offer a comprehensive suite of analytics tools to monitor online video viewer experiences and the effectiveness of web software downloads, while measuring audience engagement, and quality of service performance. These solutions are designed to provide actionable and relevant metrics to help businesses understand their entire media workflow from ingest to device through four complementary modules: Quality of Service Monitor, Viewer Diagnostics, Audience Analytics and Download Analytics. Using these modules, businesses can set thresholds and uncover key sensitivities to focus on elements like site performance quality or usage behavior affecting success of online video experiences for both live and on-demand digital media, as well as download engagement and completion rates.

NetStorage

NetStorage is a globally-distributed cloud storage solution for our customers' content that offers automatic geographically-dispersed replication for resiliency, high availability and real time performance optimization. It complements our suite of Media Delivery Solutions to offer a simple, high-speed online content workflow solution.

Performance and Security Solutions

Our Performance and Security Solutions are designed to take advantage of our core content and application delivery technologies to make the Internet work better for our customers.

Web Performance Solutions

•
Consumer Solutions – Akamai's consumer-focused Web Performance Solutions are designed to accelerate business-to-consumer websites that integrate rich, collaborative content and applications into their online architecture. Key offerings include:

◦
Ion – Ion is a situational performance solution that consists of an integrated suite of web delivery, acceleration and optimization technologies that make real-time optimization decisions based on the requirements of the device, network location and browser. Ion is designed to simplify increasingly complex web delivery and enable a faster website experience that is highly available, secure and scalable to meet peak capacity demands.

◦
Dynamic Site Accelerator – Dynamic Site Accelerator is designed to help customers experience globally consistent and faster website performance, handling the specific requirements of dynamically-generated content. Our platform continuously pulls and caches fresh site content onto Akamai servers, automatically directs content requests to an optimal server, routes the request via the most reliable path to data centers to retrieve and deliver dynamic interactive content. Customers rely on our ability to optimize communications to avoid Internet trouble spots and deliver a fast, reliable and secure web experience so they can focus on pursuing innovative ways to connect with users.

◦
Fast DNS – The Domain Name System, or DNS, translates human-readable domain names into numerical IP addresses to enable individuals who type in a website name to reach the desired location on the Internet. Our Fast DNS offering is a DNS resolution solution that is designed to quickly and dependably direct individuals to our customers' websites. Importantly, we have architected this service to protect against DNS-based distributed denial of service, or DDoS, attacks.

◦
Global Traffic Management – Global Traffic Management is designed to ensure responsiveness to end user requests by leveraging our global load balancing technology. Unlike traditional hardware-based solutions that reside within the data center, our Global Traffic Management service is a fault-tolerant solution that makes intelligent routing decisions based on real-time data center performance health and global Internet conditions to help ensure user requests are routed to the most appropriate data center using the best possible Internet route for that user at that moment.

•
Enterprise Solutions – Our application delivery and cloud performance solutions are designed to improve the operation of highly-dynamic applications used by enterprises to connect with their customers, partners, employees and suppliers. Our enterprise web offerings are centered on:

◦
Alta – Alta is a cloud-based application delivery platform designed to enable enterprises to deliver all of their web-based applications in a fast, reliable, secure and cost-effective way to any user on any device, anywhere in the world. By placing all of the application delivery capabilities within the Akamai Intelligent Platform, applications can be seamlessly migrated across data centers or clouds at will, and the application delivery optimizations will automatically move with the application.

◦
Web Application Accelerator – Web Application Accelerator, or WAA, is a cloud-based service designed to enable enterprises to cost-effectively deliver web-based applications that are fast, reliable and secure. WAA empowers enterprises to overcome the challenges related to delivering business applications over the Internet by placing all of the application delivery capabilities within the Akamai Intelligent Platform, which means the optimizations are distributed globally and located closer to users and data centers around the world.

◦
IP Application Accelerator – IP Application Accelerator, or IPA, is designed to enable enterprises to deliver IP applications to globally distributed users quickly, securely and reliably – without costly build-outs and dedicated IT infrastructure. IPA is architected to deliver high availability and consistent response times worldwide to support web applications including real-time interactive web conferencing solutions, virtualized applications and desktops (VDI), secure large files and applications accessed over SSL VPN connections and via mobile devices.

Cloud Security Solutions

Our Cloud Security Solutions are designed to help customers avoid data theft and downtime, as well as protect Internet-facing infrastructure, by extending the security perimeter to protect against the increasing frequency, scale and sophistication of web attacks. We offer a variety of services that address the Internet security needs of our customers, including the following:

•
Kona Site Defender – Kona Site Defender is a cloud computing security solution that defends against network and application layer DDoS attacks, web application attacks and direct-to-origin attacks. By leveraging our distributed network and proprietary technology, Akamai can absorb traffic targeted at the application layer, deflect DDoS traffic targeted at the network layer, such as SYN Floods or UDP Floods, and authenticate valid traffic at the network edge.

•
Prolexic Routed – Prolexic Routed is designed to protect web- and IP-based applications in data centers from the threat of DDoS attacks by preventing attacks before they reach the data center. It provides protection against high-bandwidth, sustained web attacks as well as potentially crippling DDoS attacks that target specific applications and services.

•
Kona Web Application Firewall – The Kona Web Application Firewall service is designed to detect and mitigate potential web application attacks such as SQL injections, cross-site scripting and remote file inclusion – while keeping application performance high.

Cloud Networking Solutions

Our Cloud Networking Solutions are designed to help customers boost enterprise branch office and retail store productivity and revenue by accelerating applications, reducing bandwidth costs and extending the Internet and public clouds into private wide area networks, or WANs.

•
Cisco Intelligent WAN with Akamai Connect – This is a fully-integrated solution from Akamai and Cisco for enterprises with broadly distributed branches and office locations. By combining WAN optimization and intelligent caching directly into a Cisco router in enterprise branch locations, Akamai Connect extends the Akamai Intelligent Platform directly into the branch. The solution is architected to enable customers to reduce costs while delivering high-quality application experiences with minimal bandwidth impact, regardless of device, connectivity or public/private cloud architectures.

•
Steelhead Cloud Accelerator – Steelhead Cloud Accelerator is a cloud management solution that combines our Internet optimization technology with Riverbed Technology's private WAN optimization. By integrating the Akamai Intelligent Platform with Riverbed's RiOS, the solution optimizes Office 365 and Salesforce.com SaaS application performance whether users are located at corporate headquarters or remote branch offices.

Network Operator Solutions

With the growth in consumer adoption of Internet video and other media, networks around the world have experienced significant traffic increases, resulting in congestion across an operator's network from aggregation, to backbone, to interconnection. Our Network Operator Solutions are designed to help carriers operate a cost-efficient network that capitalizes on traffic growth and new subscriber services by reducing the complexity of building a content delivery network, or CDN, and interconnecting access providers. These offerings include:

•
Aura Licensed CDN – Aura Licensed CDN is a suite of solutions designed to enable delivery of next generation IP video services delivered to myriad types of devices across the Internet. With this solution, a network operator can build and operate a highly scalable media content delivery network that efficiently delivers its own content as well as content from Akamai customers and other targeted services, all utilizing a common HTTP caching infrastructure. The Aura Licensed CDN federates with the Akamai Intelligent Platform, providing global delivery of operator content with a single business agreement. The solution also includes HyperCache, a common HTTP caching layer in the network that supports traffic offload and delivery of content, and Request Router, a DNS-based content request router that directs user requests to an optimal available CDN node.

•
Aura Managed CDN – Aura Managed CDN is a scalable, turnkey CDN solution designed to provide network operators with CDN capabilities through an infrastructure that is maintained by Akamai. With it, an operator can leverage the same CDN techniques used by Akamai, but on servers that are dedicated to the network operator's services. Operators can deliver multi-screen video services and large objects, plus offer commercial CDN services, relying on Akamai CDN experts and proven technology for content provisioning, delivery and reporting.

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

Our Technology and Network

The Akamai Intelligent Platform leverages more than 170,000 servers deployed in approximately 1,300 networks ranging from large, backbone network providers to medium and small Internet service providers, or ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks across dozens of countries, we are better able to manage and control routing and delivery quality to geographically-diverse users. We also have more than 1,000 peering relationships that provide us with direct paths to end-user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

To make this wide-reaching deployment effective, we use specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet and regardless of global or local traffic conditions. Dedicated professionals staff our network operations command center, or NOCC, 24 hours a day, seven days a week to monitor and react to Internet traffic patterns and trends. We frequently deploy enhancements to our software globally to strengthen and improve the effectiveness of our network.

Our platform offers flexibility too. Customers can control the extent of their use of Akamai services to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid growth without the need for expensive and complex internal infrastructure.

Our Accelerated Network Partner Program allows participating network operators to install Akamai caching servers inside their network data centers. The servers and CDN capacity are fully managed by Akamai and are part of the Akamai Intelligent Platform. The program is designed to enable network operators to offer subscribers a better end-user experience for popular content and services.

Business Segments and Geographic Information

We operate in one industry segment: providing cloud services for delivering, optimizing and securing online content and business applications. For each of the years ended December 31, 2014, 2013 and 2012, 27% of our total revenue was derived from our operations outside the U.S. No single country outside of the U.S accounted for 10% or more of our revenue in any such year.

Our long-lived assets include servers, which are deployed into networks worldwide. As of December 31, 2014, we had approximately $249.5 million and $175.8 million of net property and equipment, excluding internal-use software, located in the U.S and foreign locations, respectively. As of December 31, 2013, we had approximately $210.9 million and $124.9 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

Customers

As of December 31, 2014, our customers included many of the world's leading corporations, including Apple, Autodesk, BMW, Bombay Stock Exchange, eBay, EMC, FedEx, Home Depot, HubSpot, IBM, Investec, Panasonic, Qantas, Qualcomm, Ralph Lauren, Red Hat, Salesforce.com, Standard Chartered Bank, Turner Sports, Unilever, USAA and Virgin America. We also actively sell to government agencies. As of December 31, 2014, our public sector customers included the Federal Aviation Administration, the Federal Emergency Management Agency, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Postal Service and the U.S. Department of Labor.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2014, 2013 and 2012. Less than 10% of our total revenue in each of the years ended December 31, 2014, 2013 and 2012 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2015.

Sales, Service and Marketing

Our sales, service and marketing professionals are located in approximately 40 offices in the Americas, Europe, the Middle East and Asia. We market and sell our solutions globally through our direct sales and service organization and through more than 100 active channel partners including AT&T, IBM and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, referral partners and sales agents. By aligning with these partners, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales, service and marketing organization includes employees in direct and channel sales, sales operations, professional services, account management and technical consulting. As of December 31, 2014, we had 2,457 employees in this organization, including 385 direct sales representatives whose performance is measured on the achievement of quota objectives. Additionally, we have 1,010 technical and professional service employees who support our service revenue obligations and ongoing customer relationships.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances, ongoing customer communication programs, training and sales support. As of December 31, 2014, we had 253 employees in our global marketing organization.

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers' needs and market demand. As of December 31, 2014, we had 1,337 research and development employees. Our research and development expenses were $125.3 million, $93.9 million and $74.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, for the years ended December 31, 2014, 2013 and 2012, we capitalized $91.1 million, $67.9 million and $50.6 million, respectively, of payroll, payroll-related costs and external consulting related to the development of internal-use software to deliver our services and operate our network. Additionally, for the years ended December 31, 2014, 2013 and 2012, we capitalized $13.7 million, $11.5 million and $8.9 million, respectively, of stock-based compensation attributable to our research and development personnel.

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

We believe that we compete favorably with other companies in our industry through the global scale of the Akamai Intelligent Platform, which we believe provides the most effective means of meeting the needs of enterprise customers and is unique to us. In our view, we also benefit from the superior quality of our offerings, our customer service, the information we can provide to our customers about their online operations and value.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2014, we owned, or had exclusive rights to, 230 issued U.S. patents covering our technology as well as patents issued by other countries. We also have numerous additional U.S. and foreign country patent applications pending. Our U.S.-issued patents extend to various dates between 2015 and 2033. We do not believe that the expiration of any particular patent in the near future would be material to our business. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide exclusive right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

As of December 31, 2014, we had 5,105 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good, and we have been acknowledged in respected publications as an excellent place to work.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.

If we do not continue to innovate and develop solutions and technologies that are useful for our customers or that improve our operating efficiencies, our operating results may suffer.

We have been in business for approximately 15 years and consider ourselves pioneers in the development of content and application delivery solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings. We believe, therefore, that developing innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly changing technology environment where it can be difficult to anticipate the needs of potential customers and where competitors may develop products and services that are, or may be viewed as, better than ours. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services the market will accept. This could cause our expenses to grow more rapidly than our revenue. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

We believe that the Internet has the potential to experience dramatic growth in the future. For example, only a relatively small percentage of individuals watch television over the Internet now, but many predict that the Internet will become the dominant medium for delivery of video content in the future. In addition, the use of mobile devices has increased rapidly in recent years and is expected to continue to grow in the future. There could develop an inflection point above which global usage of the Internet increases to a level that our current approaches to the delivery of content and applications may not be sustainable at current levels of profitability or at all. It is expensive to deploy dedicated servers in data centers around the world; therefore, that approach to deploying at the "edge" of the Internet may be inadequate to fully address our customer's evolving needs. If we are unable to develop or acquire scalable new technologies to address the expected growth and other changes we expect, our business and financial statements may suffer.

The information technology industry and the markets in which we compete are constantly evolving, which makes our future business strategies, practices and results difficult to predict.

The information technology industry and the markets in which we compete have grown rapidly over the life of our company and continue to evolve in response to new technological advances, changing business models and other factors. We and the other companies that compete in the industry and these markets experience continually shifting business relationships, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to:

•	our customers or partners becoming competitors;

•	our network suppliers becoming partners with us or, conversely, no longer seeking to work with us;

•	our working more closely with hardware providers;

•	large technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as competitors; and

•	our needing to expand into new lines of business.

As a result of this constantly changing environment, our future business strategies, practices and results may be difficult to predict, and we may face operational difficulties in adjusting to the changes.

If we are unable to compete effectively, our business will be adversely affected.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their services; and

•	devote greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge;

•	develop new business models that are disruptive to us; and

•	respond more quickly than we can to new or emerging technologies and changes in customer requirements, resulting in superior offerings.

Existing and potential customers may not purchase our services, or may limit their use of them, because they:

•	pursue a "do-it-yourself" approach by putting in place equipment, software and other technology solutions for content and application delivery within their internal systems;

•	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

•	implement dual vendor policies to reduce reliance on external providers like us.

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

We may be unable to replace lost revenue due to customer cancellations, renewals at lower rates or other less favorable terms.

It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of high-margin services, features and functionalities that our existing customers purchase. We cannot predict our renewal rates. Some customers may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. Historically, a significant percentage of our renewals, particularly with larger customers, have involved unit price declines as competition has increased and the market for certain parts of our business has matured. Our renewal rates may decline as a result of a number of factors, including competitive pressures, customer dissatisfaction with our services, customers' inability to continue their operations and spending levels, the impact of dual vendor policies, customers implementing or increasing their use of in-house technology solutions and general economic conditions. In addition, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you" go approach. The absence of a commitment would make it easier for customers to stop doing business with us, which would increase the risk of lower revenue.

We may be unsuccessful at developing and maintaining strategic relationships with third parties that expand our distribution channels and increase revenue, which could significantly limit our long-term growth.

Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators, product makers and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenue. The need to develop such relationships can be particularly acute in areas outside of the United States. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force, a past lack of strategic focus on such arrangements and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services and ensuring that they are compliant with our ethical expectations requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channels. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for the sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number and quality of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.

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

We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. We also face higher expenses due to increased headcount and if customers shift significant amounts of their traffic to our secure socket layer, or SSL, network. Therefore, if our revenue does not increase as forecasted, we may not be able to maintain our current level of profitability in 2015 or on a quarterly or annual basis thereafter.

Security breaches and other unplanned interruptions in the functioning of our network or services could lead to significant costs and disruptions that could harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. We transmit and store our customers' information and data as well as our own. Maintaining the security and availability of our services, network and internal IT systems is a critical issue for us and our customers. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers. As we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure intended to steal information about our technology, financial data or customer information or take other actions that would be damaging to our customers and us. Our network or services could also be disrupted by numerous other events, including failure or refusal of our third party network providers to provide the necessary capacity, natural disasters, power losses and human error. Any significant breach of our security measures or other disruptions to our network or IT systems would threaten our ability to provide our customers with fast, efficient and reliable distribution of applications and content over the Internet, would harm our reputation and could lead to customer credits, loss of customers, higher expenses and increased legal liability.

Acquisitions and other strategic transactions we complete could result in operating difficulties, dilution, diversion of management attention and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important part of our corporate strategy. We may also enter into other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

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

Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. As we complete acquisitions, we may encounter difficulty in incorporating acquired technologies into our offerings while maintaining the quality standards that are consistent with our brand and reputation. In addition, we may not be able to recognize any expected synergies or benefits in connection with a future acquisition, combination or strategic relationship. If we are not successful in completing acquisitions or other strategic transactions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. Future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities. Technology sharing or other strategic relationships we enter into may give rise to disputes over intellectual property ownership, operational responsibilities and other significant matters. Such disputes may be expensive and time-consuming to resolve.

Our failure to effectively manage our operations as our business evolves could harm us.

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

As our business evolves, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources, are likely to be complex and increasingly rely on hosted computer services from third parties that we do not control. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected. If the third parties we rely on for hosted data solutions for our internal network and information systems are subject to a security breach or otherwise suffer disruptions that impact the services we utilize, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information, damage to our reputation and economic loss.

We face risks associated with international operations and expansion efforts that could harm our business.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations by our employees or partners could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our financial statements. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws.

In particular, we are conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. The investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market.  If violations are found, we may be subject to penalties, which could include substantial fines.
Defects or disruptions in our services could diminish demand for our solutions and subject us to substantial liability.

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our services and platform. We have also experienced customer dissatisfaction with the quality of some of our media delivery services which has led to loss of business and could lead to loss of customers in the future. There may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner, and we may have insufficient resources to efficiently cope with multiple service incidents happening simultaneously or in rapid succession. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified and improve the quality of our services, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenue and market share, damage to our reputation, increased expenses, delayed payments and legal actions by our customers. If we elect to move into new areas that involve legal and regulatory complexities such as monetizing data, providing regulated telecommunications services, or handling personally identifiable information, the potential risks we face and magnitude of losses could increase.

We may have insufficient transmission and co-location space, which could result in disruptions to our services and loss of revenue.

Our operations are dependent in part upon transmission capacity provided by third party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business, networks imposing traffic limits or governments adopting regulations that impact network operations. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. This risk is heightened where market power is concentrated with one or a few major networks. We also may be unable to move quickly enough to augment capacity to reflect growing traffic demands. Failure to put in place the capacity we require could result in a reduction in, or disruption to, service to our customers and ultimately loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. In addition, customers have increasingly elected to transmit their content over our SSL network, which is more costly for us to operate and could require significant additional investment for us. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our profitability.

Government regulation is evolving, and unfavorable changes could harm our business.

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, domestic and foreign government attempts to regulate the operation of the Internet through net neutrality rules or other legislation, treaties or regulations could negatively impact our business even if our business is not the direct target of such regulations. Furthermore, the growth and development of the market for online commerce has prompted calls for more stringent copyright protection, tax, consumer protection, cybersecurity, content, anti-discrimination and privacy laws, both in the U.S. and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

An increasing portion of our revenue is derived from international operations. Revenue generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. While we have implemented a foreign currency hedging program to mitigate transactional exposures, there is no guarantee that such program will be fully effective.

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

Furthermore, our revenue, particularly those attributable to usage of our services beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media and commerce customers for which holiday sales are a key but unpredictable driver of usage of our services. In the future, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you" go approach. The absence of a commitment would make it easier for customers to stop doing business with us, which would create additional challenges with our forecasting processes. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance or make changes in our guidance with respect to future operating results, our stock price may decrease significantly in reaction.

Any of these events, as well as other circumstances discussed in these Risk Factors, may cause the price of our common stock to fall. In addition, the stock market in general, and the market prices of stock of publicly-traded technology companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

Any failure to meet our debt obligations would damage our business.

As of December 31, 2014, we had total par value of $690.0 million of convertible senior notes outstanding.  Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business.  In addition, the terms of the notes do not limit the amount of future indebtedness we may incur.  If we incur significantly more debt, this could intensify the risks described above.

We may issue additional shares of our common stock or instruments convertible into shares of our common stock and thereby materially and adversely affect the market price of our common stock.

Our Board of Directors has the authority to issue additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock.

If we are unable to retain our key employees and hire and retain qualified sales, technical, marketing and support personnel, our ability to compete could be harmed.

Our future success depends upon the services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. In making employment decisions, particularly in our industry, job candidates and current personnel often consider the value of stock-based compensation they are to or currently receive in connection with their employment. Declines in the price of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses.

None of our officers or key employees is bound by an employment agreement for any specific term. Members of our senior management team have left Akamai over the years for a variety of reasons, and we cannot be certain that there will not be additional departures, which may be disruptive to our operations and detrimental to our future outlook. The loss of the services of any of our key employees or our inability to attract and retain new talent could hinder or delay the implementation of our business model and the development and introduction of, and negatively impact our ability to sell, our services.

We may become involved in litigation that may adversely impact our business.

From time to time, we are or may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because such matters are inherently unpredictable, there can be no assurance that the results of any of these matters will not have an adverse impact on our business, results of operations, financial condition, or cash flows.

We may need to defend against patent or copyright infringement claims, which would cause us to incur substantial costs or limit our ability to use certain technologies in the future.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement and other claims, including those that may arise under international laws. In many cases, we have agreed to indemnify our customers and channel and strategic partners if our services infringe or misappropriate specified intellectual property rights; therefore, we could become involved in litigation or claims brought against customers or strategic partners if our services or technology are the subject of such allegations. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers or channel or strategic partners could result in substantial costs and diversion of resources and require us to do one or more of the following:

•	cease selling, incorporating or using features, functionalities, products or services that incorporate the challenged intellectual property;

•	pay substantial damages and incur significant litigation expenses;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

•	redesign products or services.

If we are forced to take any of these actions, our business may be seriously harmed.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believed were infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention from our management and technical personnel, and the outcomes are unpredictable. In 2014, the Supreme Court of the United States ruled against us in a case involving claims under one of our patents. There can be no assurance that evolving interpretations of patent laws in the United States and other countries will not limit the scope and enforceability and, therefore, the value of our patents. Monitoring unauthorized use of our services is difficult, and we cannot be certain that the steps we have taken or will take will prevent unauthorized use of our technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology.

If our license agreement with MIT terminates, our business could be adversely affected.

We have licensed from the Massachusetts Institute of Technology, or MIT, technology that is covered by various patents and copyrights relating to Internet content delivery technology. Some of our core technology is based in part on the technology covered by these patents, patent applications and copyrights. Our license is effective for the life of the patents and patent applications; however, under limited circumstances, such as a cessation of our operations due to our insolvency or our material breach of the terms of the license agreement, MIT has the right to terminate our license. A termination of our license agreement with MIT could have a material adverse effect on our business. These patents are scheduled to expire beginning in 2018. As the patents expire, we will no longer have the right to exclude others from practicing the technologies covered by them.

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

Significant portions of our business depend on our ability to deliver media content in all major formats such as those used by companies like Adobe, Microsoft, Apple and Google. Owners of proprietary content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.

The potential exhaustion of the supply of unallocated IPv4 addresses and the inability of Akamai and other Internet users to successfully transition to IPv6 could harm our operations and the functioning of the Internet as a whole, thereby negatively affecting our business.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software development costs, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

We may have exposure to greater-than-anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation.  We have recorded certain tax reserves to address potential exposures involving our income, sales and use and franchise tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. Our reserves, however, may not be adequate to cover our total actual liability. Although we believe our estimates, our reserves and the positions we have taken are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal control over financial reporting were effective as of the end of the period covered by this report, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes, including by expanding our operations in different markets, increasing reliance on channel partners and completing acquisitions, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

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

We have customer contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Most of our government contracts are subject to legislative approval of appropriations to fund the expenditures under these contracts. These factors combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

General global market and economic conditions may have an adverse impact on our operating performance, results of operations and cash flows.

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and/or in economies outside the United States could have a negative effect on our operating results, including decreases in revenue and operating cash flows. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenue. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

Global climate change regulations could adversely impact our business.

Our deployed network of servers consumes significant energy resources, including those generated by the burning of fossil fuels. In response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. In addition, our customers may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. It is possible that future regulatory or legislative initiatives or customer demands could affect the costs of operating our network of servers and our other operations. Such costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenue and damage to our reputation.

Our business could be adversely impacted as a result of war, acts of terrorism, natural disasters or climate change.

Terrorist acts, acts of war, natural disasters, or the direct and indirect effects of climate change (such as sea level rise, increased storm severity, drought, flooding, wildfires, pandemics and social unrest from resource depletion and rising food prices) may cause damage or disruption to our employees, facilities, customers, partners, suppliers, distributors and resellers, which could have an adverse impact on our business, results of operations and financial condition.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our stock only if it appreciates in value.

We currently intend to retain our future earnings, if any, for use in the operation of our business and do not expect to pay any cash dividends in the foreseeable future on our stock. As a result, the success of an investment in our stock will depend upon any future appreciation in its value. There is no guarantee that our stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	a classified board structure so that only approximately one-third of our board of directors is up for re-election in any one year;

•	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director;

•	stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting; and

•	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 2, 2015, we lease approximately 400,000 square feet of property in Cambridge, Massachusetts where our primary corporate offices are located. The leases for such space are scheduled to expire in December 2019, and of this space, we have subleased approximately 18,000 square feet to another company. We maintain offices in several other locations in the United States, including in or near each of Los Angeles, San Francisco, San Mateo and San Diego, California; Fort Lauderdale, Florida; Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington.

We also maintain offices in or near the following cities outside the United States: Bangalore, Delhi and Mumbai, India; Beijing and Hong Kong, China; Copenhagen, Denmark; Dusseldorf, Hamburg, Frankfurt and Munich, Germany; Paris, France; Brussels, Belgium; London, England; Tokyo, Fukuoka and Osaka, Japan; Singapore; Madrid, Spain; Sydney, Melbourne and Canberra, Australia; Netanya, Israel; Ottawa, Canada; San Jose, Costa Rica; Milan, Italy; Stockholm, Sweden; Seoul, South Korea; Zurich, Switzerland; Kuala Lumpur, Malaysia; Taipei, Taiwan; Amsterdam, the Netherlands; Prague, Czech Republic; and Krakow, Poland.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock on the NASDAQ Global Select Market:

	2014		2013
	High	Low	High	Low
First quarter	$63.15	$45.59	$42.53	$33.55
Second quarter	$62.76	$50.52	$48.47	$32.64
Third quarter	$64.74	$56.40	$53.20	$42.17
Fourth quarter	$65.39	$51.74	$53.61	$43.74

As of February 24, 2015, there were 453 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2014 (dollars in thousands, except per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2014 – October 31, 2014	285,791	$56.63	285,791	$459,583
November 1, 2014 – November 30, 2014	202,354	60.70	202,354	447,299
December 1, 2014 – December 31, 2014	216,944	63.00	216,944	433,632
Total	705,089	$59.76	705,089	$433,632

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to previously-announced programs.

(3)	Includes commissions paid.

(4)	In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016.

During the year ended December 31, 2014, we repurchased 4.6 million shares of our common stock for an aggregate of $268.6 million.

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

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year ended December 31,	2014	2013	2012	2011	2010
Revenue	$1,963,874	$1,577,922	$1,373,947	$1,158,538	$1,023,586
Total costs and operating expenses	1,474,355	1,163,954	1,059,460	867,889	769,309
Income from operations	489,519	413,968	314,487	290,649	254,277
Net income	333,948	293,487	203,989	200,904	171,220
Basic net income per share	1.87	1.65	1.15	1.09	0.97
Diluted net income per share	1.84	1.61	1.12	1.07	0.90
Cash, cash equivalents and marketable securities	1,628,284	1,246,922	1,095,240	1,229,955	1,243,402
Total assets	4,001,546	2,957,685	2,600,627	2,345,501	2,352,676
Convertible senior notes	604,851	—	—	—	—
Other long-term liabilities	117,349	65,088	51,929	40,859	29,920
Total stockholders’ equity	2,945,335	2,629,431	2,345,754	2,156,250	2,177,605

The following items impact the comparability of the consolidated financial data presented above:

•
Effective January 1, 2013, we increased the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently. For the years ended December 31, 2014 and 2013, this change decreased depreciation expense on network assets by approximately $21.1 million and $45.7 million, respectively, and increased net income by approximately $15.5 million and $33.6 million, respectively. The change also increased both basic and diluted net income per share for the year ended December 31, 2014 by $0.09; and for the year ended December 31, 2013 by $0.19 and $0.18, respectively.

•
We divested our Advertising Decisions Solutions, or ADS, business in January 2013. Revenue from the ADS business was $2.7 million, $44.0 million, $42.7 million and $35.5 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

•
During the years presented in the table above, various acquisitions occurred. In 2014, we completed one acquisition for a total purchase price of $392.1 million. In 2013, we completed two acquisitions having an aggregate purchase price of $61.9 million. In 2012, we completed four acquisitions having an aggregate purchase price of $344.7 million. See Note 8 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more details regarding these acquisitions.

•
Our effective income tax rate was 30.4%, 30.0%, 36.6%, 34.6% and 34.7% for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. The variability of the rate was caused by certain one-time items recognized in the past few years. Our effective income tax rate for 2014 was lower than the federal statutory rate of 35.0%, primarily due to a state tax benefit from software development activities, which resulted in a tax benefit of $16.0 million for the period from January 1, 2010 to December 31, 2014, and the reinstatement of the federal research and development credit. In 2013, our effective income tax rate was favorably impacted by $18.3 million from the retroactive adoption of the domestic production activities deduction for the period from January 1, 2010 to December 31, 2013 and the reinstatement of the federal research and development credit, which was retroactive to 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this annual report on Form 10-K. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

Overview

We provide cloud services for delivering, optimizing and securing online content and business applications. We primarily derive income from sales of services to customers executing contracts with terms of one year or longer. We believe that this emphasis on longer-term contracts generally allows us to have a consistent and predictable base level of revenue which is important to our financial success. We have been able to increase our revenue and profitability in recent years because we have expanded our customer base and increased the amount and value of services, features and functionalities that our customers purchase. These achievements have enabled us to limit the impact of customer cancellations and terminations and price reductions resulting from contract renewals. Continuing these trends requires that we compete effectively in the marketplace on the basis of the quality, price and overall attractiveness of our services and technology.

Our revenue is impacted primarily by factors such as the timing and variability of customer-specific one-time events, the prices we are able to charge for our services, the amount of traffic we serve on our network and the impact of seasonal variations on our business. We have observed the following trends related to our revenue in recent years:

•
On a consistent basis, we have increased committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers. We have also experienced increases in the rate of traffic delivered to our customers that use our solutions for video, gaming, social media and software downloads. These increases have offset the price reductions discussed below and losses of customers to competitors or in-house solutions.

•
The unit prices paid by some of our customers have declined, reflecting the impact of competition. These price reductions have primarily impacted customers for which we deliver high volumes of traffic over our network.

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

Our profitability is also impacted by our expense levels, including direct costs to support our revenue, such as co-location and bandwidth costs, and expenses incurred to support strategic initiatives that we anticipate will generate revenue in the future. We have observed the following trends related to our profitability in recent years:

•
We have increased headcount to support our revenue growth and strategic initiatives, and as a result, our payroll and related compensation costs have increased. During the year ended December 31, 2014, we hired an additional 1,200 employees, including approximately 200 employees who were part of the acquisition of Prolexic Technologies, Inc., or Prolexic, in the first quarter of 2014. During 2013, we increased our headcount by more than 800 employees, which is net of approximately 70 employees who were part of the divestiture of our Advertising Decisions Solutions, or ADS, business in the first quarter of 2013. As of December 31, 2014, we had 5,105 employees. We expect to continue to hire additional employees and expand globally in support of our strategic initiatives.

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

•
Co-location costs also represent a significant portion of our cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs. We expect to continue to scale our network in the future and will need to manage our co-location costs to maintain current levels of profitability.

•
Effective January 1, 2013, we increased the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently. This change decreased depreciation expense related to our network equipment during 2014 and 2013, as compared to 2012. Conversely, we expect to continue to enhance and add functionality to our service offerings, which increases our internal-use software development costs attributable to employees working on such projects.

•
We have been able to reduce our tax rate in recent years as a result of available tax credits and other one-time items. However, we do not expect these one-time items to be consistently available to us in the future.

In February 2014, we completed the acquisition of Prolexic. Prolexic was slightly dilutive to our earnings per share for the year ended December 31, 2014. Revenue and expenses from the acquired operations have been included in our earnings since the acquisition date of February 18, 2014. Also in February 2014, we completed an offering of $690.0 million in par value of convertible senior notes. The notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature.

During 2013 we completed two acquisitions, and in 2012 we completed four acquisitions. Although our financial statements include revenue and expenses of the acquired companies following their acquisitions, the impact was not material, individually or in the aggregate, to our consolidated financial results. In the first quarter of 2013, we also divested our ADS business.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the years indicated:

	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	31.1	32.4	38.6
Research and development	6.4	5.9	5.4
Sales and marketing	19.3	17.8	16.3
General and administrative	16.6	16.2	15.3
Amortization of acquired intangible assets	1.6	1.4	1.5
Restructuring charges	0.1	0.1	—
Total costs and operating expenses	75.1	73.8	77.1
Income from operations	24.9	26.2	22.9
Interest income	0.4	0.4	0.5
Interest expense	(0.8)	—	—
Other (expense) income, net	(0.1)	—	—
Income before provision for income taxes	24.4	26.6	23.4
Provision for income taxes	7.4	8.0	8.6
Net income	17.0%	18.6%	14.8%

Revenue

Revenue during the periods presented is as follows (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Revenue	$1,963,874	$1,577,922	24.5%	$1,577,922	$1,373,947	14.8%

The increase in our revenue from 2013 to 2014 was driven by continued strong demand for our services across all of our major solutions and geographies. In particular, we experienced the addition of new customers, increased sales of incremental services to our existing customers and amounts earned for traffic usage in excess of committed amounts as well as customer-specific one-time events. In addition, the acquisition of Prolexic during the first quarter of 2014 contributed to increased revenue. These contributions to higher revenue were partially offset by lost committed recurring revenue and price declines.

The increase in our revenue from 2012 to 2013 was also driven by increased demand for our services, partially offset by the divestiture of ADS in the first quarter of 2013.

For the year ended December 31, 2014, resellers accounted for 25% of revenue as compared to 21% and 22% of revenue, respectively, for the years ended December 31, 2013 and 2012. For the years ended December 31, 2014, 2013 and 2012, no single customer accounted for 10% or more of revenue.

Effective in the first quarter of 2014, we elected to revise our method for determining the split of revenue derived from our operations located outside the U.S. Previously, revenue was split based on our invoicing location and has been revised to reflect the location in which the sale originated. Prior period amounts have been revised to reflect the new method. For the years ended December 31, 2014, 2013 and 2012, approximately 27% of our revenue was derived from our operations located outside of the U.S. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods. During 2014, we experienced strong revenue growth from our operations in the Asia Pacific region and continued improvement in revenue growth from our operations in Europe, the Middle East and Africa, primarily driven by growth across all of our major solutions.

Changes in foreign currency exchange rates negatively impacted our revenue by $7.8 million during 2014 as compared to 2013. Changes in foreign currency exchange rates negatively impacted our revenue by $15.0 million during 2013 as compared to 2012.

During the first quarter of 2015, we elected to revise the presentation of our revenue solution categories, primarily related to how we present product-specific services revenue. Historically, product-specific services were classified as Service and Support Solutions revenue. Beginning in the first quarter of 2015, product-specific services will be classified in their respective product solution categories.

The following table quantifies the contribution to revenue from our solution categories during the periods presented under our revised presentation (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Media Delivery Solutions	$917,407	$760,550	20.6%	$760,550	$654,144	16.3%
Performance and Security Solutions	900,713	697,825	29.1	697,825	585,615	19.2
Service and Support Solutions	145,754	117,418	24.1	117,418	90,857	29.2
Advertising Decision Solutions and other	—	2,129	(100.0)	2,129	43,331	(95.1)
Total revenue	$1,963,874	$1,577,922	24.5%	$1,577,922	$1,373,947	14.8%

The following table quantifies the contribution to revenue from our solution categories during the periods presented under our previous presentation (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Media Delivery Solutions	$911,715	$757,147	20.4%	$757,147	$652,968	16.0%
Performance and Security Solutions	879,221	690,559	27.3	690,559	583,818	18.3
Service and Support Solutions	172,938	128,087	35.0	128,087	93,830	36.5
Advertising Decision Solutions and other	—	2,129	(100.0)	2,129	43,331	(95.1)
Total revenue	$1,963,874	$1,577,922	24.5%	$1,577,922	$1,373,947	14.8%

The increases in Media Delivery Solutions revenue for 2014 as compared to 2013, and 2013 as compared to 2012, were due to strong demand across most of our customer base, including from our largest, most strategic customers. During 2014, we experienced particularly strong growth from our social media, gaming, video and software download customers.

The increases in Performance and Security Solutions revenue for 2014 as compared to 2013, and 2013 as compared to 2012, were due to increases in demand from both new and existing customers, particularly for our web performance and cloud security solutions. Additionally, the increase for 2014 as compared to 2013 was partially attributable to the acquisition of Prolexic.

The increases in the Service and Support Solutions revenue for 2014 as compared to 2013, and 2013 as compared to 2012, were due to increases in sales of our services and support offerings due to strong service attachment rates – increased purchases of professional services to support the integration and use of our core solutions – for both customers of our core Media Delivery and Performance and Security Solutions. We also experienced increases in 2014 as compared to 2013 as a result of event-driven revenues as our customers relied on our service professionals to help them execute live media events.

The ADS business was divested in the first quarter of 2013, which had a modest negative impact on 2014 and 2013 revenue as compared to 2012.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Bandwidth fees	$124,470	$103,344	20.4%	$103,344	$95,185	8.6%
Co-location fees	113,661	111,052	2.3	111,052	111,673	(0.6)
Network build-out and supporting services	42,114	37,123	13.4	37,123	56,598	(34.4)
Payroll and related costs	143,468	112,806	27.2	112,806	91,954	22.7
Stock-based compensation, including amortization of prior capitalized amounts	21,866	18,568	17.8	18,568	18,731	(0.9)
Depreciation and impairment of network equipment	107,250	83,811	28.0	83,811	117,997	(29.0)
Amortization of internal-use software	58,114	44,383	30.9	44,383	37,762	17.5
Total cost of revenue	$610,943	$511,087	19.5%	$511,087	$529,900	(3.6)%
As a percentage of revenue	31.1%	32.4%		32.4%	38.6%

The increase in total cost of revenue for 2014 as compared to 2013 was primarily due to increases in:

•
payroll and related costs of service personnel due to headcount growth to support our Service and Support Solutions revenue growth, as well as headcount growth related to our network operations to support our other solution categories and from acquisitions;

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network; and

•	depreciation and amortization of network equipment and internal-use software as we continued to invest in our infrastructure and release internally developed software onto our network.

The net decrease in cost of revenue for 2013 as compared to 2012 was primarily due to decreases in:

•
depreciation expense of network equipment in place as of January 1, 2013 of approximately $39.0 million, reflecting the increase in the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently; and

•
cost of revenue of our ADS business, included in supporting services, which we divested in January 2013; these expenses were $1.6 million and $24.2 million for the years ended December 31, 2013 and 2012, respectively.

The net decrease for 2013 as compared to 2012 was partially offset by increases in payroll and related costs of service personnel due to headcount growth, amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network and amortization of internal-use software as we continued to invest in our infrastructure.

We have long-term purchase commitments for bandwidth usage and co-location services with various network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. See Note 10 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for details regarding our bandwidth usage and co-location services purchase commitments.

We believe that cost of revenue will increase during 2015 as compared to 2014. We expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic and additional co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, during 2015, we anticipate amortization of internal-use software development costs as compared to 2014 to increase, along with increased payroll and related costs associated with our network and professional services personnel and related expenses. We plan to continue to make investments in our network in the expectation that our customer base will continue to expand.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Payroll and related costs	$188,509	$139,018	35.6%	$139,018	$104,244	33.4%
Stock-based compensation	19,351	17,472	10.8	17,472	17,275	1.1
Capitalized salaries and related costs	(91,106)	(67,935)	34.1	(67,935)	(50,648)	34.1
Other expenses	8,532	5,324	60.3	5,324	3,873	37.5
Total research and development	$125,286	$93,879	33.5%	$93,879	$74,744	25.6%
As a percentage of revenue	6.4%	5.9%		5.9%	5.4%

The increases in research and development expenses for 2014 as compared to 2013, and 2013 as compared to 2012, were due to increases in payroll and related costs as a result of continued growth in headcount to support investments in new product development, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2014, 2013 and 2012, we capitalized $13.7 million, $11.5 million and $8.9 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses will increase in absolute dollars during 2015 as compared to 2014 as we expect to continue to hire additional development personnel in order to make improvements to our core technology and support the development of new services and engineering innovation.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Payroll and related costs	$264,788	$191,554	38.2%	$191,554	$147,571	29.8%
Stock-based compensation	47,571	39,290	21.1	39,290	34,322	14.5
Marketing programs and related costs	35,833	26,449	35.5	26,449	23,508	12.5
Other expenses	30,843	23,087	33.6	23,087	17,947	28.6
Total sales and marketing	$379,035	$280,380	35.2%	$280,380	$223,348	25.5%
As a percentage of revenue	19.3%	17.8%		17.8%	16.3%

The increases in sales and marketing expenses for 2014 as compared to 2013, and 2013 as compared to 2012, were primarily due to higher payroll and related costs, as we invested in our sales and marketing organization, and to an increase in marketing programs and related costs in support of our go-to-market capacity and ongoing geographic expansion. Other expenses, which consisted primarily of sales and marketing events and related travel expenses, increased as we grew our sales and marketing organization.

We believe that sales and marketing expenses will increase in absolute dollars during 2015 as compared to 2014, due to an expected increase in payroll and related costs as a result of anticipated continued headcount growth primarily with respect to our direct sales team and corporate marketing function.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Payroll and related costs	$146,373	$105,205	39.1%	$105,205	$83,845	25.5%
Stock-based compensation	33,151	28,255	17.3	28,255	27,679	2.1
Depreciation and amortization	40,053	26,991	48.4	26,991	20,018	34.8
Facilities-related costs	52,684	44,030	19.7	44,030	34,570	27.4
Provision for doubtful accounts	1,229	475	158.7	475	(1,402)	133.9
Acquisition-related costs	3,911	1,853	111.1	1,853	5,787	(68.0)
Professional and other fees	48,444	48,409	0.1	48,409	39,603	22.2
Total general and administrative	$325,845	$255,218	27.7%	$255,218	$210,100	21.5%
As a percentage of revenue	16.6%	16.2%		16.2%	15.3%

General and administrative expenses include costs of our finance, human resources, information technology, legal and administrative network infrastructure functions, in addition to our facility-related costs and depreciation of facility-related capital assets. The increases in general and administrative expenses for 2014 as compared to 2013, and 2013 as compared to 2012, were primarily due to the expansion of company infrastructure to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. In particular, we increased general and administrative headcount and expanded our facility footprint, which collectively increased payroll and related costs, facilities-related costs and depreciation and amortization. In addition, acquisition-related costs increased for 2014 as compared to 2013 due to the acquisition of Prolexic. Conversely, acquisition-related costs for 2013 as compared to 2012 decreased due to the acquisitions of Cotendo, Inc., Blaze Software, Inc., FastSoft, Inc., or FastSoft, and Verivue, Inc., or Verivue, in 2012, with no corresponding acquisitions of the same magnitude in 2013.

During 2015, we expect general and administrative expenses to increase in absolute dollars as compared to 2014 due to anticipated higher payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology and planned facility expansion.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2014	2013	% Change	2013	2012	% Change
Amortization of acquired intangible assets	$32,057	$21,547	48.8%	$21,547	$20,962	2.8%
As a percentage of revenue	1.6%	1.4%		1.4%	1.5%

The increase in amortization of acquired intangible assets during 2014 as compared to 2013 was due to the acquisition of Prolexic. The increase in amortization of acquired intangible assets during 2013 as compared to 2012 was due to the amortization of assets related to the acquisition of strategic network assets from AT&T Services, Inc. and also a full year of amortization from the acquisitions occurring in 2012, which was partially offset by the write-off of intangible assets recorded as part of the divestiture of ADS in 2013 and the completion of amortization of intangible assets acquired in previous years.

Based on acquired intangible assets at December 31, 2014, future amortization is expected to be approximately $26.8 million, $25.2 million, $23.1 million, $16.2 million and $12.6 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively. The decrease in expected amortization is due to the finalization of amortization of acquired intangible assets acquired in earlier years, in addition to the deceleration in recognition due to the pattern in which we amortize intangible assets.

Restructuring Charges

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2014	2013	% Change	2013	2012	% Change
Restructuring charges	$1,189	$1,843	(35.5)%	$1,843	$406	353.9%
As a percentage of revenue	0.1%	0.1%		0.1%	—%

The 2014 restructuring charges consisted of severance and related expenses as a result of the acquisition of Prolexic, in addition to a fee for a facility contract termination. During 2013, we recorded a restructuring charge for leasehold improvements that were no longer in use as a result of an early lease termination. In addition, we incurred severance and relocation expenses for employees impacted by the closing of the facility. In 2012, we recorded restructuring charges related to work force reductions in connection with the 2012 acquisitions of FastSoft and Verivue. We do not expect to incur additional restructuring charges as a result of any of these actions.

Interest Income

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2014	2013	% Change	2013	2012	% Change
Interest income	$7,680	$6,077	26.4%	$6,077	$6,455	(5.9)%
As a percentage of revenue	0.4%	0.4%		0.4%	0.5%

Interest income consists of interest earned on invested cash balances and marketable securities.

Interest Expense

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2014	2013	% Change	2013	2012	% Change
Interest expense	$(15,463)	$—	100.0%	$—	$—	—%
As a percentage of revenue	(0.8)%	—%		—%	—%

Interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other (Expense) Income, Net

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2014	2013	% Change	2013	2012	% Change
Other (expense) income, net	$(1,960)	$(491)	299.2%	$(491)	$649	(175.7)%
As a percentage of revenue	(0.1)%	—%		—%	—%

Other (expense) income, net primarily represents net foreign exchange gains and losses incurred. The fluctuation in other (expense) income, net for 2014 as compared to 2013, and 2013 as compared to 2012, was primarily due to foreign currency exchange rate fluctuations on inter-company and other non-functional currency transactions.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2014	2013	% Change	2013	2012	% Change
Provision for income taxes	$145,828	$126,067	15.7%	$126,067	$117,602	7.2%
As a percentage of revenue	7.4%	8.0%		8.0%	8.6%
Effective income tax rate	30.4%	30.0%		30.0%	36.6%

For the year ended December 31, 2014, our effective income tax rate was lower than the federal statutory tax rate mainly due to the federal research and development credit, a state tax benefit from software development activities, the domestic production activities deduction and the composition of income in foreign jurisdictions with lower tax rates; partially offset by state income taxes and the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments. For the year ended December 31, 2013, our effective income tax rate was lower than the federal statutory rate mainly due to the retroactive adoption of the domestic production activities deduction, the reinstatement of the federal research and development credit, which included a one-time retroactive impact for fiscal 2012, and the composition of income in foreign jurisdictions with lower tax rates; partially offset by state income taxes. For the year ended December 31, 2012, our effective income tax rate was higher than the federal statutory tax rate mainly due to state income tax expense and the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments; partially offset by the composition of income in foreign jurisdictions with lower tax rates.

The increase in the provision for income taxes for the year ended December 31, 2014 as compared to the same period in 2013 was mainly due to the increase in operating income and a change in the composition of projected income in different jurisdictions, partially offset by the reinstatement of the federal research and development credit, the federal domestic production activities deduction and state software development activities benefit. The increase in the provision for income taxes for the year ended December 31, 2013 as compared to the same period in 2012 was mainly due to the increase in operating income, partially offset by the domestic production activities deduction, the federal research and development credit and a change in the composition of projected income in different jurisdictions.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States, or GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are: non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA and Adjusted EBITDA margin, as discussed below.

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

•
Stock-based compensation and amortization of capitalized stock-based compensation – Although stock-based compensation is an important aspect of the compensation paid to our employees and executives, the expense varies with changes in the stock price and market conditions at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way investors evaluate our performance and compare our operating results to peer companies.

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

•
Gains and other activity related to divestiture of a business – We recognized a gain and other activity related to the divestiture of our ADS business. We exclude gains and other activity related to divestiture of a business from our non-GAAP financial measures because transactions of this nature occur infrequently and are not considered part of our core business operations.

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

•
Loss on investments and legal settlements – We have incurred losses from the impairment of certain investments and the settlement of legal matters. We believe excluding these amounts from non-GAAP financial measures is useful to investors as they occur infrequently and are not representative of our core business operations.

•
Income tax effect of non-GAAP adjustments and certain discrete tax items – The non-GAAP adjustments described above are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as recording or release of valuation allowances), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to highlight income attributable to our core operations.

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Income from operations	$489,519	$413,968	$314,487
Amortization of acquired intangible assets	32,057	21,547	20,962
Stock-based compensation	111,996	95,884	90,585
Amortization of capitalized stock-based compensation	10,345	8,077	7,680
Amortization of capitalized interest expense	161	—	—
Acquisition-related costs	4,807	1,853	5,787
Legal settlements	285	—
Restructuring charges	1,189	1,843	406
Benefit from adoption of software development activities	(2,670)	—	—
Gain from divestiture of a business	—	(1,188)	—
Non-GAAP income from operations	$647,689	$541,984	$439,907
Non-GAAP operating margin	33%	34%	32%

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	2014	2013	2012
Net income	$333,948	$293,487	$203,989
Amortization of acquired intangible assets	32,057	21,547	20,962
Stock-based compensation	111,996	95,884	90,585
Amortization of capitalized stock-based compensation	10,345	8,077	7,680
Amortization of capitalized interest expense	161	—	—
Acquisition-related costs	4,807	1,853	5,787
Legal settlements	285	—	—
Restructuring charges	1,189	1,843	406
Benefit from adoption of software development activities	(2,670)	—	—
Gain from divestiture of a business	—	(1,188)	—
Amortization of debt discount and issuance costs	15,463	—	—
Loss on investments	443	—	—
Income tax effect of above non-GAAP adjustments	(59,202)	(54,124)	(38,061)
Non-GAAP net income	$448,822	$367,379	$291,348

GAAP net income per diluted share	$1.84	$1.61	$1.12
Non-GAAP net income per diluted share	$2.48	$2.02	$1.60
Shares used in per share calculations	181,186	181,783	181,749

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; restructuring charges; acquisition-related costs; certain gains and losses on investments; benefit from adoption of software development activities; gains and other activity related to divestiture of a business; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; gains and losses on legal settlements; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net income	$333,948	$293,487	$203,989
Amortization of acquired intangible assets	32,057	21,547	20,962
Stock-based compensation	111,996	95,884	90,585
Amortization of capitalized stock-based compensation	10,345	8,077	7,680
Amortization of capitalized interest expense	161	—	—
Acquisition-related costs	4,807	1,853	5,787
Legal settlement	285	—	—
Restructuring charges	1,189	1,843	406
Benefit from adoption of software development activities	(2,670)	—	—
Gain from divestiture of a business	—	(1,188)	—
Interest income	(7,680)	(6,077)	(6,455)
Amortization of debt discount and issuance costs	15,463	—	—
Provision for income taxes	145,828	126,067	117,602
Depreciation and amortization	204,843	154,807	175,521
Other expense (income), net	1,960	491	(649)
Adjusted EBITDA	$852,532	$696,791	$615,428
Adjusted EBITDA margin	43%	44%	45%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2014, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency securities, totaled $1.6 billion. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and advance goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenue, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repurchases and issuances, stock option exercises, purchases and sales of marketable securities and similar events. We believe our strong balance sheet and cash position are important competitive differentiators that provide the financial flexibility necessary to pursue acquisitions and other investments at opportune times. We expect to continue to consider strategic investments intended to strengthen our business on an ongoing basis.

As of December 31, 2014, we had cash and cash equivalents of $144.3 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, inter-company obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, we do not believe our liquidity is materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Net income	$333,948	$293,487	$203,989
Non-cash reconciling items included in net income	319,312	286,033	265,601
Changes in operating assets and liabilities	4,810	(15,612)	60,430
Net cash flows provided by operating activities	$658,070	$563,908	$530,020

The increase in cash provided by operating activities for the year ended December 31, 2014 as compared to 2013, and 2013 as compared to 2012, was primarily due to increased profitability and the resulting cash collections from customers, offset by payments of working capital. Cash paid for income taxes also impacted cash flows provided by operating activities, which were $166.2 million, $63.5 million and $94.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. During 2014 and 2012, we paid taxes related to our acquisitions which increased cash paid for taxes during those years. In addition, we changed the way we scheduled estimated U.S federal tax payments which caused cash paid for taxes to decrease during 2013 as compared to both 2014 and 2012. The increase in our profitability has also generally had the impact of increasing cash paid for income taxes during recent years.

We expect cash provided by operating activities to increase in 2015 due to an expected increase in cash collections related to anticipated higher revenue, partially offset by an anticipated increase in operating expenses that require cash outlays, such as salaries and commissions.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Cash paid for acquired businesses, net of cash acquired	$(386,532)	$(30,657)	$(336,680)
Purchases of property and equipment and capitalization of internal-use software costs	(318,627)	(260,073)	(220,977)
Net marketable securities activity	(479,392)	(19,750)	(222,277)
Other investing activity	5,745	(2,628)	824
Net cash used in investing activities	$(1,178,806)	$(313,108)	$(779,110)

The increase in cash used in investing activities for the year ended December 31, 2014 as compared to 2013, primarily relates to the acquisition of Prolexic, with no corresponding acquisitions of the same magnitude in 2013. The increase also relates to the increase in net purchases of marketable securities as a result of the investment of the proceeds of our convertible senior notes issuance. Additionally, expenditures for internal-use software increased as we continued to invest in our network with the goal of enhancing and adding functionality to our service offerings.

The decrease in cash used in investing activities for the year ended December 31, 2013 as compared to 2012, primarily related to the four acquisitions we completed in 2012 (see Note 8 to the consolidated financial statements), with no corresponding acquisitions of the same magnitude in 2013. The decrease also relates to the timing of purchases and sales of marketable securities, offset by an increase in our capital expenditures.

Cash Provided by (Used in) Financing Activities

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Activity related to convertible senior notes	$655,413	$—	$—
Activity related to stock-based compensation	68,698	45,176	33,439
Repurchases of common stock	(268,647)	(160,419)	(141,468)
Acquisition-related financing activities	(19,437)	—	—
Net cash provided by (used in) financing activities	$436,027	$(115,243)	$(108,029)

Cash provided by financing activities for the year ended December 31, 2014 was primarily the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. Concurrently with the convertible senior notes issuance, we also repurchased $62.0 million of our common stock, which contributed to the increase in repurchases of common stock as compared to 2013.

The increase in cash used in financing activities during the year ended December 31, 2013 as compared to 2012, was the result of an increase in repurchases of our common stock, partially offset by an increase in proceeds received from our stock-based compensation plans.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. The goal of the program is to offset dilution from our equity compensation plans. During the years ended December 31, 2014, 2013 and 2012, we repurchased 4.6 million, 3.9 million and 4.4 million shares of our common stock, respectively, at an average price per share of $58.02, $41.16 and $32.45, respectively, pursuant to the current repurchase program, as well as prior programs approved by the Board of Directors.

Repurchases under the share repurchase program will be executed in the open market subject to Rule 10b-18 promulgated under the Exchange Act. Subject to applicable securities laws requirements, we may choose to suspend or discontinue the repurchase program at any time. Any purchases made under the program will be reflected as an increase in cash used in financing activities.

Convertible Senior Notes

In February 2014, we issued $690.0 million par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. We intend to use the net proceeds of the offering for share repurchases in addition to the $62.0 million in repurchases discussed above, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

Liquidity Outlook

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs include our planned capital expenditures, salaries related to increased hiring, investments in information technology and facility expansion, as well as anticipated share repurchases, lease and purchase commitments and settlements of other long-term liabilities.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2014, for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Real estate operating leases	$223,261	$40,728	$81,426	$62,695	$38,412
Bandwidth and co-location agreements	149,879	119,081	30,341	457	—
Open vendor purchase orders	123,987	115,014	8,178	795	—
Convertible senior notes	690,000	—	—	690,000	—
Total contractual obligations	$1,187,127	$274,823	$119,945	$753,947	$38,412

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2014, we had unrecognized tax benefits of $41.1 million, including $7.7 million of accrued interest and penalties. We believe it is reasonably possible $4.3 million of our unrecognized tax benefits may be recognized by the end of 2015 as a result of ongoing audits. The settlement period for the remaining amount is unknown.

Letters of Credit

As of December 31, 2014, we had outstanding $8.3 million in irrevocable letters of credit issued by us in favor of third party beneficiaries, primarily related to facility leases. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until January 2024.

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

Legal Matters

We are party to litigation that we consider routine and incidental to our business. Management does not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

We are conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of our revenue in each of the years ended December 31, 2014, 2013 and 2012. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market.  In February 2015, we voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. As of the filing of this annual report on Form 10-K, we cannot predict the outcome of this matter. No provision with respect to this matter has been made in our consolidated financial statements.

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

Definitions

We define our critical accounting policies as those policies that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our consolidated financial statements. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time an accounting estimate is made and applied and require us to assess a range of potential outcomes.

Review of Critical Accounting Policies and Estimates

Revenue Recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We primarily derive revenue from the sale of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum of monthly, quarterly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly, quarterly or annual minimum. For contracts with a monthly commitment, we recognize the monthly minimum as revenue each month, provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our service exceed the monthly minimum, we recognize revenue for such excess usage in the period of the additional usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.

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

Valuation and Impairment of Marketable Securities

We measure the fair value of our financial assets and liabilities at the end of each reporting period. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we can access at the reporting date. Fair values determined by Level 2 inputs utilize data points other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.

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

Effective January 1, 2013, we increased the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently. This change was recorded prospectively and decreased depreciation expense on network assets by approximately $21.1 million and $45.7 million and increased net income by approximately $15.5 million and $33.6 million for the years ended December 31, 2014 and 2013, respectively. The change also increased both basic and diluted net income per share by $0.09 for the year ended December 31, 2014 and $0.19 and $0.18, respectively, for the years ended December 31, 2013.

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2014 and 2013, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

We have recorded certain tax reserves to address potential exposures involving our income tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of our tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be more or less than the amount that we estimated.

Uncertainty in income taxes is recognized in our financial statements using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Accounting for Stock-Based Compensation

We issue stock-based compensation awards including stock options, restricted stock units and deferred stock units. We measure the fair value of these awards at the grant date and recognize such fair value as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have a significant impact on the fair value of stock-based awards, which could have a material impact on our financial statements. Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our result of operations.

Capitalized Internal-Use Software Costs

We capitalize salaries and related costs, including stock-based compensation, of employees and consultants who devote time to the development of internal-use software development projects, as well as interest expense related to our senior convertible notes. Capitalization begins during the application development stage, once the preliminary project stage has been completed. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases and we estimate the useful life of the asset and begin amortization. We periodically assess whether triggering events are present to review internal-use software for impairment. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

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

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenue and operating expenses. Conversely, our net revenue and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies. We do not enter into financial instruments for trading or speculative purposes.

Transaction Exposure

We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of operations within other (expense) income, net. Foreign currency transaction gains and losses were immaterial during the years ended December 31, 2014, 2013 and 2012.

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheets. These gains or losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheets under accumulated other comprehensive loss.

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. To reduce risk, we routinely assess the financial strength of our customers. As of December 31, 2014, no customers had an account receivable balance greater than 10% of our accounts receivable. As of December 31, 2013, one customer had an account receivable balance greater than 10% of our accounts receivable. We believe that at December 31, 2014, concentration of credit risk related to accounts receivable was not significant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2015

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$238,650	$333,891
Marketable securities	519,642	340,005
Accounts receivable, net of reserves of $9,023 and $3,703 at December 31, 2014 and 2013, respectively	329,578	271,988
Prepaid expenses and other current assets	128,981	62,096
Deferred income tax assets	45,704	21,734
Total current assets	1,262,555	1,029,714
Property and equipment, net	601,591	450,287
Marketable securities	869,992	573,026
Goodwill	1,051,294	757,368
Acquired intangible assets, net	132,412	77,429
Deferred income tax assets	1,955	2,325
Other assets	81,747	67,536
Total assets	$4,001,546	$2,957,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,412	$73,710
Accrued expenses	204,686	150,385
Deferred revenue	49,679	36,952
Other current liabilities	2,234	2,119
Total current liabilities	334,011	263,166
Deferred revenue	3,829	3,199
Deferred income tax liabilities	39,299	4,737
Convertible senior notes	604,851	—
Other liabilities	74,221	57,152
Total liabilities	1,056,211	328,254
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 178,300,603 and 178,580,696 shares issued and outstanding at December 31, 2014 and 2013, respectively.	1,783	1,808
Additional paid-in capital	4,559,430	4,561,929
Accumulated other comprehensive loss	(17,611)	(2,091)
Accumulated deficit	(1,598,267)	(1,932,215)
Total stockholders’ equity	2,945,335	2,629,431
Total liabilities and stockholders’ equity	$4,001,546	$2,957,685

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	For the Years Ended December 31,
	2014	2013	2012
Revenue	$1,963,874	$1,577,922	$1,373,947
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	610,943	511,087	529,900
Research and development	125,286	93,879	74,744
Sales and marketing	379,035	280,380	223,348
General and administrative	325,845	255,218	210,100
Amortization of acquired intangible assets	32,057	21,547	20,962
Restructuring charges	1,189	1,843	406
Total costs and operating expenses	1,474,355	1,163,954	1,059,460
Income from operations	489,519	413,968	314,487
Interest income	7,680	6,077	6,455
Interest expense	(15,463)	—	—
Other (expense) income, net	(1,960)	(491)	649
Income before provision for income taxes	479,776	419,554	321,591
Provision for income taxes	145,828	126,067	117,602
Net income	$333,948	$293,487	$203,989
Net income per share:
Basic	$1.87	$1.65	$1.15
Diluted	$1.84	$1.61	$1.12
Shares used in per share calculations:
Basic	178,279	178,196	177,900
Diluted	181,186	181,783	181,749

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Net income	$333,948	$293,487	$203,989
Other comprehensive loss:
Foreign currency translation adjustments	(15,349)	(4,361)	(904)
Change in unrealized gain on investments, net of income tax benefit (expense) of $689, $457 and $(404) for the years ended December 31, 2014, 2013 and 2012, respectively	(171)	3,910	523
Other comprehensive loss	(15,520)	(451)	(381)
Comprehensive income	$318,428	$293,036	$203,608

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$333,948	$293,487	$203,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,406	184,431	204,163
Stock-based compensation	111,996	95,884	90,585
Provision (benefit) for doubtful accounts	1,981	1,169	(316)
Excess tax benefits from stock-based compensation	(32,238)	(22,801)	(23,015)
(Benefit) provision for deferred income taxes	(25,880)	27,343	(5,819)
Amortization of debt discount and issuance costs	15,463	—	—
Non-cash portion of restructuring charges	—	781	—
(Gain) loss on disposal of property and equipment	(159)	414	3
Loss on investments	443	—	—
Gain from divestiture of a business	—	(1,188)	—
Change in fair value of contingent consideration	300	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(58,397)	(67,184)	(2,108)
Prepaid expenses and other current assets	(60,788)	(3,842)	6,357
Accounts payable and accrued expenses	94,698	40,533	58,672
Deferred revenue	7,725	11,495	4,552
Other current liabilities	(702)	52	(3,278)
Other non-current assets and liabilities	22,274	3,334	(3,765)
Net cash provided by operating activities	658,070	563,908	530,020
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(386,532)	(30,657)	(336,680)
Purchases of property and equipment	(207,159)	(187,964)	(166,773)
Capitalization of internal-use software development costs	(111,468)	(72,109)	(54,204)
Purchases of short- and long-term marketable securities	(1,225,409)	(494,885)	(752,342)
Proceeds from sales and redemptions of short- and long-term marketable securities	373,730	160,210	214,277
Proceeds from maturities of short- and long-term marketable securities	372,287	314,925	315,788
Proceeds from sale of property and equipment	1,371	827	12
Other non-current assets and liabilities	4,374	(3,455)	812
Net cash used in by investing activities	(1,178,806)	(313,108)	(779,110)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	678,735	—	—
Proceeds from the issuance of warrants related to convertible senior notes	77,970	—	—
Purchase of note hedge related to convertible senior notes	(101,292)	—	—
Repayment of acquired debt and capital leases	(17,862)	—	—
Payment of contingent consideration related to acquired business	(1,575)	—	—
Proceeds related to the issuance of common stock under stock plans	87,109	63,707	45,114
Excess tax benefits from stock-based compensation	32,238	22,801	23,015
Employee taxes paid related to net share settlement of stock-based awards	(50,649)	(41,332)	(34,690)
Repurchases of common stock	(268,647)	(160,419)	(141,468)
Net cash provided by (used in) financing activities	436,027	(115,243)	(108,029)
Effects of exchange rate changes on cash and cash equivalents	(10,532)	(3,655)	(89)
Net (decrease) increase in cash and cash equivalents	(95,241)	131,902	(357,208)
Cash and cash equivalents at beginning of year	333,891	201,989	559,197
Cash and cash equivalents at end of year	$238,650	$333,891	$201,989

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$166,211	$63,508	$94,833
Non-cash financing and investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	$45,868	$19,927	$12,939
Capitalization of stock-based compensation	$15,226	$12,325	$9,276
Convertible note receivable received for divestiture of a business	$—	$18,882	$—

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2012	177,504,624	$1,959	$5,068,235	$(482,994)	$(1,259)	$(2,429,691)	$2,156,250
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,961,440	49	(6,902)				(6,853)
Issuance of common stock under employee stock purchase plan	676,853	7	16,816				16,823
Stock-based compensation			99,038				99,038
Tax benefit from stock-based award activity, net			17,533				17,533
Stock-based compensation from awards issued to non-employees for services rendered			823				823
Repurchases of common stock	(4,360,103)			(141,468)			(141,468)
Net income						203,989	203,989
Foreign currency translation adjustment					(904)		(904)
Change in unrealized gain on investments, net of tax					523		523
Balance at December 31, 2012	177,782,814	2,015	5,195,543	(624,462)	(1,640)	(2,225,702)	2,345,754
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	4,050,525	50	(218)				(168)
Issuance of common stock under employee stock purchase plan	644,639	6	22,086				22,092
Stock-based compensation			107,882				107,882
Tax benefit from stock-based award activity, net			20,926				20,926
Stock-based compensation from awards issued to non-employees for services rendered			327				327
Repurchases of common stock	(3,897,282)			(160,418)			(160,418)
Treasury stock retirement		(263)	(784,617)	784,880			—
Net income						293,487	293,487
Foreign currency translation adjustment					(4,361)		(4,361)
Change in unrealized gain on investments, net of tax					3,910		3,910
Balance at December 31, 2013	178,580,696	1,808	4,561,929	—	(2,091)	(1,932,215)	2,629,431

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	178,580,696	1,808	4,561,929	—	(2,091)	(1,932,215)	2,629,431
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,648,994	14	6,444				6,458
Issuance of common stock under employee stock purchase plan	700,879	7	29,264				29,271
Stock-based compensation			127,222				127,222
Tax benefit from stock-based award activity, net			26,867				26,867
Equity component of convertible senior notes, net of issuance costs of $1,649			99,627				99,627
Issuance of warrants related to convertible senior notes			77,970				77,970
Purchase of note hedge related to convertible senior notes			(101,292)				(101,292)
Repurchases of common stock	(4,629,966)			(268,647)			(268,647)
Treasury stock retirement		(46)	(268,601)	268,647			—
Net income						333,948	333,948
Foreign currency translation adjustment					(15,349)		(15,349)
Change in unrealized gain on investments, net of tax					(171)		(171)
Balance at December 31, 2014	178,300,603	$1,783	$4,559,430	$—	$(17,611)	$(1,598,267)	$2,945,335

The accompanying notes are an integral part of the consolidated financial statements.
AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing online content and business applications. The Company's globally distributed platform comprises more than 170,000 servers in approximately 1,300 networks in over 100 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing online content and business applications.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, income tax reserves and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities consist of corporate, government and other securities. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheets are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets.

The Company classifies its debt and equity investments with readily determinable market values as available-for-sale. These investments are classified as marketable securities on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company periodically evaluates whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of, and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends and the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio if, among other things, relevant information related to the marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

Accounts Receivable and Related Reserves

The Company’s accounts receivable balance includes unbilled amounts that represent revenue recorded for customers that are typically billed monthly in arrears. The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts and reserves for cash-basis customers. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expense in the consolidated statements of operations. The Company’s reserve for cash-basis customers increases as services are provided to customers where collection is no longer assured. Increases to the reserve for cash-basis customers are recorded as reductions of revenue. The reserve decreases and revenue is recognized when and if cash payments are received.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2014, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2014, 2013 and 2012, no customer accounted for more than 10% of total revenue. As of December 31, 2014, no customers had an accounts receivable balance greater than 10% of total accounts receivable. As of December 31, 2013, one customer had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2014, its concentration of credit risk related to accounts receivable was not significant.

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

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment generally include purchases of items with a per-unit value greater than $1,000 and an estimated useful life greater than one year. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the related lease terms or their estimated useful lives. The Company periodically reviews the estimated useful lives of property and equipment and any changes to the estimated useful lives are recorded prospectively from the date of the change.

Effective January 1, 2013, the Company increased the expected average useful lives of its network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage its global network more efficiently. This change was recorded prospectively and decreased depreciation expense on network assets for the years ended December 31, 2014 and 2013 by approximately $21.1 million and $45.7 million, respectively, and increased net income for the years ended December

31, 2014 and 2013 by approximately $15.5 million and $33.6 million, respectively. The change also increased both basic and diluted net income per share for the year ended December 31, 2014 by $0.09; and for the year ended December 31, 2013, by $0.19 and $0.18, respectively.

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income from operations. Repairs and maintenance costs are expensed as incurred.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31. As of December 31, 2014, 2013 and 2012, the fair value of the Company's reporting unit was substantially in excess of the carrying value. The tests did not result in an impairment to goodwill during the years ended December 31, 2014, 2013 and 2012.

Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, non-compete agreements and acquired license rights. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset.

Long-lived assets, including property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, significant decreases in the Company’s market capitalization, facility closures or work-force reductions indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. The Company did not have any impairments during the years ended December 31, 2014, 2013 and 2012.

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

Cost of Revenue

Cost of revenue consists primarily of fees paid to network providers for bandwidth and to third party network data centers for housing servers, also known as co-location costs. Cost of revenue also includes employee costs for network operation, build-out and support and services delivery; network storage costs; cost of software licenses; depreciation of network equipment used to deliver the Company’s services; amortization of network-related internal-use software; and costs for the production of live events. The Company enters into contracts for bandwidth with third party network providers with terms typically ranging from several months to two years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. In some circumstances, Internet service providers (“ISPs”) make rack space available for the Company’s servers and access to their bandwidth at discounted or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Company server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers, nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

Research and Development Costs and Capitalized Internal-Use Software

Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing and enhancement of the Company’s services and network. Costs incurred in the development of the Company’s services are expensed as incurred, except certain internal-use software development costs eligible for capitalization. Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage, as well as interest expense related to the Company's senior convertible notes. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Capitalization ceases when the software has been tested and is ready for its intended use. The Company amortizes completed internal-use software to cost of revenue over its estimated useful life. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred.

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $2.7 million for each of the years ended December 31, 2014 and 2013, and $2.8 million for the year ended December 31, 2012.

Accounting for Stock-Based Compensation

The Company recognizes compensation costs for all stock-based payment awards made to employees and directors based upon the awards’ grant-date fair value. The stock-based payment awards include stock options, restricted stock units, deferred stock units and employee stock purchases related to the Company’s employee stock purchase plan.

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

Foreign Currency Translation and Forward Currency Contracts

The assets and liabilities of the Company's subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenue and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other (expense) income, net.

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other (expense) income, net. As of December 31, 2014 and 2013, the fair value of the forward currency contracts and the underlying net gains for the years ended December 31, 2014, 2013 and 2012 were immaterial.

The Company's foreign currency forward contracts may be exposed to credit risk to the extent that its counterparties are unable to meet the terms of the agreements. The Company seeks to minimize counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.

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

The Company has recorded certain tax reserves to address potential exposures involving its income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. The Company's estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be more or less than the amount the Company estimated.

Uncertainty in income taxes is recognized in the Company's consolidated financial statements using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company has elected to account for the indirect income tax effects of stock-based compensation as provision for income taxes. This primarily includes the impact of the research and development tax credit and the domestic production activities deduction.

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

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of December 31, 2014 and 2013 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2014		Gains	Losses
Certificates of deposit	$39	$—	$—	$39	$—	$39
Commercial paper	10,487	—	(2)	10,485	10,485	—
Corporate bonds	1,077,387	454	(2,132)	1,075,709	424,777	650,932
U.S. government agency obligations	303,808	20	(427)	303,401	84,380	219,021
	$1,391,721	$474	$(2,561)	$1,389,634	$519,642	$869,992

As of December 31, 2013
Certificates of deposit	$222	$—	$—	$222	$173	$49
Corporate bonds	736,945	1,197	(281)	737,861	278,318	459,543
U.S. government agency obligations	174,982	51	(85)	174,948	61,514	113,434
	$912,149	$1,248	$(366)	$913,031	$340,005	$573,026

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of operations. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence. As of December 31, 2014, the Company did not hold any investment-related assets that had been in a continuous loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of December 31, 2014 and 2013 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of December 31, 2014
Cash Equivalents and Marketable Securities:
Money market funds	$501	$501	$—	$—
Certificates of deposit	39	39	—	—
Commercial paper	10,485	—	10,485	—
Corporate bonds	1,075,709	—	1,075,709	—
U.S. government agency obligations	303,401	—	303,401	—
	$1,390,135	$540	$1,389,595	$—

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(900)	$—	$—	$(900)

As of December 31, 2013
Cash Equivalents and Marketable Securities:
Money market funds	$40,482	$40,482	$—	$—
Certificates of deposit	3,418	3,418	—	—
Commercial paper	29,999	—	29,999	—
Corporate bonds	737,861	—	737,861	—
U.S. government agency obligations	174,948	—	174,948	—
	$986,708	$43,900	$942,808	$—

Other Assets:
Note receivable	$22,879	$—	$—	$22,879

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(2,600)	$—	$—	$(2,600)

As of December 31, 2014 and 2013, the Company grouped money market funds and certificates of deposit using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2014 and 2013, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2014 and 2013.

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

The valuation technique used to measure the fair value of a Level 3 asset held by the Company and consisting of a $25.0 million face value convertible note receivable, was primarily an income approach, where the expected weighted average future cash flows were discounted back to present value. The significant unobservable inputs used in the fair value measurement of the convertible note receivable were the probability of conversion to equity and the fair value of equity into which the note was convertible. In the second quarter of 2014, the note was amended. Under the terms of the amendment, the note became convertible into shares of preferred stock of the issuer valued at $12.5 million at the time of conversion; the remaining $12.5 million was paid in cash in the second and third quarters of 2014.

The valuation technique used to measure fair value of the Company's Level 3 liability, which consists of contingent consideration related to the acquisition of Velocius Networks, Inc. ("Velocius") (Note 8), is primarily an income approach. The significant unobservable input used in the fair value measurement of the Velocius contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology. During the third quarter of 2014, the first of two milestones was achieved and a portion of the contingent consideration was paid. The remaining milestone is payable in the third quarter of 2015, if achieved.

Increases or decreases in the underlying assumptions used to value the Company's Level 3 asset and liability, respectively, could increase or decrease the fair value estimates recorded in the consolidated balance sheets.

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014	December 31, 2013
Due in 1 year or less	$519,642	$340,005
Due after 1 year through 5 years	869,992	573,026
	$1,389,634	$913,031

The following table reflects the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2014 and 2013 (in thousands):

	Other Assets: Note Receivable	Other Liabilities: Contingent Consideration Obligation
Balance, January 1, 2013	$—	$(1,200)
Fair value adjustment to contingent consideration for acquisition of Verivue included in general and administrative expense	—	1,200
Contingent consideration obligation related to Velocius acquisition	—	(2,600)
Convertible note receivable from divestiture of a business	18,882	—
Unrealized gain on convertible note receivable included in other comprehensive income	3,997	—
Balance, December 31, 2013	$22,879	$(2,600)
Fair value adjustment to Velocius contingent consideration included in general and administrative expense	—	(300)
Achievement of first milestone related to Velocius contingent consideration	—	2,000
Unrealized gain on convertible note receivable included in other comprehensive income	2,121	—
Amendment of the convertible note receivable for preferred stock of the issuer and cash	(25,000)	—
Balance, December 31, 2014	$—	$(900)

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Trade accounts receivable	$222,531	$175,391
Unbilled accounts receivable	116,070	100,300
Gross accounts receivable	338,601	275,691
Allowance for doubtful accounts	(1,033)	(708)
Reserve for cash-basis customers	(7,990)	(2,995)
Total accounts receivable reserves	(9,023)	(3,703)
Accounts receivable, net	$329,578	$271,988

A summary of activity in the accounts receivable reserves for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	2014	2013	2012
Beginning balance	$3,703	$3,807	$4,555
Charges to income from operations	32,293	17,900	15,599
Collections from cash basis customers and write-offs	(26,973)	(18,004)	(16,347)
Ending balance	$9,023	$3,703	$3,807

Charges to income from operations represent charges to bad debt expense for increases in the allowance for doubtful accounts and reductions to revenue for increases in reserves for cash basis customers.

5. Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Prepaid income taxes	$44,631	$3,249
Other prepaid expenses	37,669	29,498
Other current assets	46,681	29,349
Total	$128,981	$62,096

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013	Estimated Useful Life in Years
Computer and networking equipment	$850,533	$737,957	3-4
Purchased software	46,537	40,237	3
Furniture and fixtures	27,923	20,838	5
Office equipment	14,035	10,353	3
Leasehold improvements	92,544	64,471	2-12
Internal-use software	448,777	340,421	2-7
Property and equipment, gross	1,480,349	1,214,277
Accumulated depreciation and amortization	(878,758)	(763,990)
Property and equipment, net	$601,591	$450,287

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2014, 2013 and 2012 was $215.3 million, $162.9 million and $183.2 million, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $15.2 million, $12.3 million and $9.3 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2014 and 2013, the Company wrote off $100.1 million and $68.5 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets were substantially depreciated and amortized.

7. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Beginning balance	$757,368	$723,701
Additions	293,926	35,606
Disposals	—	(1,939)
Ending balance	$1,051,294	$757,368

The addition to goodwill during the year ended December 31, 2014 was related to the acquisition of Prolexic Technologies, Inc. ("Prolexic"). The additions to goodwill during the year ended December 31, 2013 were related to the acquisitions of strategic network assets from AT&T Services, Inc. ("AT&T") and of Velocius. The disposal of goodwill during the year ended December 31, 2013 was related to the sale of the Company's Advertising Decision Solutions ("ADS") business.

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$88,331	$(45,537)	$42,794	$65,631	$(35,476)	$30,155
Customer relationships	173,600	(91,160)	82,440	115,100	(75,563)	39,537
Non-compete agreements	8,890	(4,224)	4,666	7,950	(2,623)	5,327
Trademarks and trade names	3,700	(1,188)	2,512	3,400	(990)	2,410
Acquired license rights	490	(490)	—	490	(490)	—
Total	$275,011	$(142,599)	$132,412	$192,571	$(115,142)	$77,429

Aggregate amortization expense of acquired intangible assets for the years ended December 31, 2014, 2013 and 2012 was $32.1 million, $21.5 million and $21.0 million, respectively. Based on intangible assets held as of December 31, 2014, amortization expense is expected to be approximately $26.8 million, $25.2 million, $23.1 million, $16.2 million and $12.6 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

8. Business Acquisitions and Divestitures

Acquisition-related costs were $4.2 million, $3.1 million and $5.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in 2014, 2013 and 2012 have not been presented because the effects of the acquisitions, individually or in the aggregate, are not material to the Company's consolidated financial results. Revenue and earnings since the date of the acquisitions included in the Company's consolidated statements of operations are also not included because they are not material.

2014 Acquisitions

Prolexic Acquisition

On February 18, 2014, the Company acquired all of the outstanding capital stock of Prolexic in exchange for $392.1 million in cash and the assumption of unvested stock options. The goal of acquiring Prolexic was to provide customers with a comprehensive portfolio of security solutions designed to defend an enterprise’s web and IP infrastructure against application-layer, network-layer and data center attacks delivered via the Internet. The consolidated financial statements include the operating results of Prolexic from the date of acquisition.

The purchase price allocation was finalized in the fourth quarter of 2014. The Company recorded an increase of $2.2 million to goodwill upon the finalization of measurement period adjustments related to certain tax-related assets and liabilities in the fourth quarter of 2014.

The following table presents the final allocation of the purchase price for Prolexic (in thousands):

Total purchase consideration	$392,104

Allocation of the purchase consideration:
Cash	$33,072
Accounts receivable	11,208
Property and equipment	12,225
Identifiable intangible assets	87,040
Goodwill	293,926
Deferred tax assets	16,340
Other current and long-term assets	5,664
Total assets acquired	459,475
Other current liabilities	(5,940)
Current deferred revenue	(5,812)
Deferred tax liabilities	(36,203)
Debt, capital leases and other long-term liabilities	(19,416)
Total liabilities assumed	(67,371)
Net assets acquired	$392,104

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

The total weighted average amortization period for the intangible assets acquired from Prolexic is 9.2 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

2013 Acquisitions

Velocius Acquisition

On November 8, 2013, the Company acquired Velocius in exchange for $4.3 million in cash. In addition, the Company recorded a liability of $2.6 million for contingent consideration related to expected achievement of post-closing milestones. The maximum potential payout of the contingent consideration is $3.0 million. As of December 31, 2014, the first of two milestones was achieved and the remaining contingent consideration has a fair value of $0.9 million.

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

Strategic Network Transaction

On November 30, 2012, the Company entered into a strategic alliance with AT&T. Under the agreement, AT&T became a reseller of the Company's services and the Company acquired certain assets and contracted to purchase bandwidth, co-location and related services from AT&T. The Company entered into the agreement with a goal of expanding its content delivery network customer base and developing a relationship with AT&T as a bandwidth and co-location service provider. The transaction meets the definition of a business combination, and it was determined that the Company obtained control of the acquired assets in July 2013. The total consideration is $55.0 million, of which $27.5 million was paid during the third quarter of 2013 and $27.5 million was paid during the first quarter of 2014.

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

2012 Acquisitions

Verivue Acquisition

On December 4, 2012, the Company acquired all of the outstanding common and preferred stock of Verivue, Inc. ("Verivue") in exchange for $30.9 million in cash. In addition, the Company recorded a liability of $1.2 million for contingent consideration related to expected achievement of post-closing milestones. The Company acquired Verivue with a goal of complementing its network operator solutions and accelerating time to market in providing a comprehensive, licensed content delivery network solution for network operators. The Company allocated $14.9 million of the cost of the acquisition to goodwill and $7.5 million to acquired intangible assets. The purchase price was finalized in the third quarter of 2013. The Company recorded a reduction of $5.8 million to goodwill upon the finalization of measurement period adjustments related to deferred tax assets and liabilities in the third quarter of 2013 and revised prior period balances to reflect the change.

The total weighted average useful life of the intangible assets acquired from Verivue is 6.4 years. The value of the goodwill from the acquisition can be attributed to a number of business factors, including a trained technical workforce in place in the United States and expected cost synergies. The total amount of goodwill related to the acquisition of Verivue expected to be deducted for tax purposes is $3.0 million. As of March 31, 2013, the Company determined the agreed upon post-closing milestones were not expected to be achieved and therefore expensed the $1.2 million contingent consideration recorded at December 31, 2012 as general and administrative expense in the consolidated statement of operations. As of December 31, 2014, the milestones were not achieved.

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

The total weighted average useful life of the intangible assets acquired from FastSoft is 9.0 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce in place in the U.S and cost synergies. The total amount of goodwill related to the acquisition of FastSoft expected to be deducted for tax purposes is $1.7 million.

Cotendo Acquisition

On March 6, 2012, the Company acquired all of the outstanding equity, of Cotendo, Inc. ("Cotendo") in exchange for $278.9 million in cash and assumption of unvested stock options. The Company acquired Cotendo with the intention of increasing the Company’s pace of innovation in the areas of site acceleration and mobile optimization.

The purchase price allocation was finalized in the third quarter of 2013, and at that time, the Company recorded a reduction of $7.8 million to goodwill upon the finalization of measurement period adjustments primarily related to deferred tax liabilities.

The following table presents the final allocation of the purchase price of Cotendo (in thousands):

Total purchase consideration	$278,877

Allocation of the purchase consideration:
Current assets, including cash and cash equivalents of $6,405	$6,751
Trade receivables	2,920
Property and equipment	5,812
Indemnification assets	6,200
Long-term assets	75
Identifiable intangible assets	43,800
Goodwill	233,828
Deferred tax liabilities	(15,376)
Other liabilities assumed	(5,133)
Net assets acquired	$278,877

The value of the goodwill from the acquisition of Cotendo can be attributed to a number of business factors including potential sales opportunities to provide the Company's services to Cotendo customers; a trained technical workforce in place in the U.S. and Israel; a trained sales force; and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Cotendo expected to be deducted for tax purposes is $44.4 million.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except for years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Completed technology	$24,100	5.8
Customer relationships	13,400	8.8
Non-compete agreements	3,900	6.0
Trademarks and trade names	2,400	9.8
Total	$43,800

The total weighted average amortization period for the intangible assets acquired from Cotendo is 7.1 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

Blaze

On February 7, 2012, the Company acquired all of the outstanding common and preferred stock, including vested and unvested stock options, of Blaze, Inc. ("Blaze") in exchange for $19.3 million in cash and assumption of unvested stock options. The Company acquired Blaze with a goal of complementing the Company's site acceleration solutions with technology designed to optimize the speed at which a web page is rendered. The Company allocated $15.1 million of the cost of the acquisition to goodwill and $5.1 million to acquired intangible assets. The purchase price allocation was finalized during 2012. The total weighted average useful life of the intangible assets acquired from Blaze is 5.3 years. The value of the goodwill from this acquisition can be attributed to a number of business factors including a trained technical workforce in place in Canada and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Blaze expected to be deducted for tax purposes is $13.5 million.

Divestitures

ADS Divestiture

Consistent with its strategy to prioritize higher-margin businesses, the Company sold its ADS business to MediaMath, Inc. ("MediaMath") in exchange for a $25.0 million face value convertible note receivable (Note 3). The transaction closed during the first quarter of 2013. These operations were not material to the Company's annual net sales, net income or earnings per share, and no significant gains or losses were realized on the transaction. The accompanying consolidated financial statements for the year ended December 31, 2013 include the impact of approximately one month of ADS operations prior to the sale. All assets and liabilities used by the ADS operations have been excluded from the consolidated balance sheets. Simultaneously with the sale, the Company entered into a multi-year relationship agreement whereby MediaMath will have exclusive rights to leverage the Company's pixel-free technology for use within digital advertising and marketing applications.

During the second quarter of 2014, the convertible note receivable was amended. Under the terms of the amendment, the note became convertible into shares of preferred stock of the issuer valued at $12.5 million at the time of conversion and is included in other assets in the consolidated balance sheet as of December 31, 2014; the remaining $12.5 million was received in cash during the second and third quarters of 2014.

9. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Payroll and other related benefits	$125,938	$90,093
Bandwidth and co-location	28,459	20,991
Property, use and other taxes	40,411	32,503
Professional service fees	4,434	4,388
Other	5,444	2,410
Total	$204,686	$150,385

10. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through March 2024 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2014 were as follows (in thousands):

2015	$40,728
2016	40,916
2017	40,510
2018	32,972
2019	29,723
Thereafter	38,412
Total	$223,261

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $39.9 million, $30.8 million and $23.5 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants was $3.4 million, $1.9 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company had outstanding letters of credit in the amount of $8.3 million related to certain of its real estate leases. The letters of credit expire as the Company fulfills its operating lease obligations.

Purchase Commitments

As of December 31, 2014, the Company has long-term commitments for bandwidth usage and co-location with various networks and ISPs and for asset purchases for network equipment. Additionally, as of December 31, 2014, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2014 were as follows (in thousands):

	Bandwidth and Co-location Commitments	Purchase Order Commitments
2015	$119,081	$115,014
2016	20,028	5,708
2017	10,313	2,470
2018	365	795
2019	92	—
Thereafter	—	—
Total	$149,879	$123,987

Legal Matters

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition or cash flows.

The Company is conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of the Company’s revenue in each of the years ended December 31, 2014, 2013 and 2012. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market.  In February 2015, the Company voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. As of the filing of these financial statements, the Company cannot predict the outcome of this matter. No provision with respect to this matter has been made in the Company's consolidated financial statements.

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

To date, the Company has not encountered material costs as a result of such indemnifications and has not accrued any related liabilities in its financial statements. In assessing whether to establish an accrual, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

11. Convertible Senior Notes

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

The Notes consist of the following components as of December 31, 2014 (in thousands):

December 31, 2014
Liability component:
Principal	$690,000
Less: debt discount, net of amortization	(85,149)
Net carrying amount	$604,851

Equity component:	$101,276

The estimated fair value of the Notes at December 31, 2014 was $720.9 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $62.96 on December 31, 2014, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrently with the issuance of the Notes. The repurchase was made in accordance with the share repurchase program previously approved by the Board of Directors (Note 12). Additionally, $23.3 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The Company intends to use the remaining net proceeds for working capital, share repurchases and other general corporate purposes, as well as for potential acquisitions and other strategic transactions.

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

Warrants

Separately, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 7.7 million shares of the Company’s common stock at a strike price of approximately $104.49 per share. The warrants expire beginning in May 2019. The Company received aggregate proceeds of $78.0 million from the sale of the warrants.  The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the Notes to approximately $104.49 per share.

Interest Expense

The Notes do not bear regular interest but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the statement of operations related to the Notes for the year ended December 31, 2014 (in thousands):

For the Year Ended December 31, 2014
Amortization of debt discount	$16,127
Amortization of debt issuance costs	1,531
Capitalization of interest expense	(2,195)
Total interest expense	$15,463

12. Stockholders’ Equity

Stock Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. During the years ended December 31, 2014, 2013 and 2012, the Company repurchased 4.6 million, 3.9 million and 4.4 million shares, respectively, of its common stock for $268.6 million, $160.4 million and $141.5 million, respectively pursuant to the current repurchase program as well as prior ones approved by the Board of Directors. As of December 31, 2014, the Company had $433.6 million available for future purchases of shares under the current repurchase program.

The Board of Directors authorized the retirement of all the outstanding shares of its treasury stock as of December 31, 2014 and 2013. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock and the retirement was recorded to additional paid-in capital.

13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the year ended December 31, 2014 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance, beginning of year	$(6,715)	$4,624	$(2,091)
Other comprehensive loss	(15,349)	(171)	(15,520)
Balance, end of year	$(22,064)	$4,453	$(17,611)

The tax effect on accumulated unrealized gains on investments as of December 31, 2014 and 2013, was immaterial. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the year ended December 31, 2014.

14. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed approximately $16.6 million, $11.1 million and $6.4 million of cash to the savings plan for the years ended December 31, 2014, 2013 and 2012, respectively, under a matching program.

15. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan (the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards up to 8.0 million shares of common stock to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant. As of December 31, 2014, the Company had reserved approximately 10.2 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2014, 2013 and 2012, the Company issued 0.7 million, 0.6 million and 0.7 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $41.76, $34.26 and $24.76, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in 2014, 2013 and 2012 were $29.3 million, $22.1 million and $16.8 million, respectively. As of December 31, 2014, approximately $3.0 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Cost of revenue	$11,934	$10,867	$11,309
Research and development expense	19,341	17,472	17,275
Sales and marketing expense	47,570	39,290	34,322
General and administrative expense	33,151	28,255	27,679
Total stock-based compensation	111,996	95,884	90,585
Provision for income taxes	(39,182)	(34,829)	(33,126)
Total stock-based compensation, net of taxes	$72,814	$61,055	$57,459

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 also include stock-based compensation reflected as a component of amortization of capitalized internal-use software; such additional stock-based compensation was $10.3 million, $8.1 million and $7.7 million, respectively, before tax.

The Company uses the Black-Scholes option pricing model to determine the fair value of the Company’s stock option awards. This model requires the input of subjective assumptions, including expected stock price volatility and the estimated term of each award. The estimated fair value of the Company's stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Expected volatilities are based on the Company’s historical stock price volatility and implied volatility from traded options in its stock. The Company uses historical data to estimate the expected term of options granted within the valuation model. The risk-free interest rate for periods commensurate with the expected term of the option is based on the U.S. Treasury yield rate in effect at the time of grant. The expected dividend yield is zero, as the Company currently does not pay a dividend and does not anticipate doing so in the future.

The grant-date fair values of the Company's stock option awards granted during the years ended December 31, 2014, 2013 and 2012 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected term (in years)	4.4	4.5	4.2
Risk-free interest rate	0.8%	0.8%	0.6%
Expected volatility	40.4%	44.4%	50.8%
Dividend yield	—%	—%	—%

For the years ended December 31, 2014, 2013 and 2012, the weighted average fair value of stock option awards granted was $49.67 per share, $14.17 per share and $25.20 per share, respectively.

The grant-date fair values of the Company's ESPP awards granted during the years ended December 31, 2014, 2013 and 2012 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%
Expected volatility	33.5%	42.0%	51.0%
Dividend yield	—%	—%	—%

For the years ended December 31, 2014, 2013 and 2012, the weighted average fair value of ESPP awards granted was $12.64 per share, $11.34 per share and $8.71 per share, respectively.

As of December 31, 2014, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $145.1 million. The expense is expected to be recognized through 2018 over a weighted average period of 1.2 years.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2014:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	4,458	$30.67
Granted	352	12.73
Exercised	(1,978)	28.87
Forfeited	(161)	47.02
Outstanding at December 31, 2014	2,671	$28.65	3.48	$168,706
Exercisable at December 31, 2014	1,933	$28.66	2.68	$121,722
Vested or expected to vest December 31, 2014	2,662	$28.52	3.45	$167,600

The shares granted during 2014 and presented in the table above include 328,000 stock options assumed by the Company as a result of the acquisition of Prolexic.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $45.8 million, $47.2 million and $47.9 million, respectively. The total fair value of options vested for the years ended December 31, 2014, 2013 and 2012 was $16.9 million, $12.4 million and $16.6 million, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $62.96 on December 31, 2014, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2014 was approximately $2.7 million.

Deferred Stock Units

The Company has granted deferred stock units ("DSUs") to non-employee members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of the vested shares of stock represented by the DSU for a period of at least one year but not more than ten years from the grant date. For those granted prior to 2014, DSUs vest 50% upon the first anniversary of the grant date, with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter so that all DSUs are vested in full at the end of two years from date of grant. Beginning in 2014, DSUs vest 100% on the first anniversary of the grant date. If a director has completed one year of Board service, vesting of 100% of the DSUs held by such director will accelerate at the time of his or her departure from the Board.

The following table summarizes the DSU activity for the year ended December 31, 2014:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	238	$32.01
Granted	48	54.06
Vested and distributed	(26)	30.53
Outstanding at December 31, 2014	260	$36.35

The total pre-tax intrinsic value of DSUs that were vested and distributed during the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $3.8 million and $2.3 million, respectively. The total fair value of DSUs that were vested and distributed during the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $1.5 million and $2.4 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2014, 57,000 DSUs were unvested, with an aggregate intrinsic value of approximately $3.6 million and a weighted average remaining contractual life of approximately 6.2 years. These units are expected to vest on various dates through May 2015.

Restricted Stock Units

The following table summarizes the different types of restricted stock units ("RSUs") granted by the Company during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
RSUs with service-based vesting conditions	1,949	2,338	2,782
RSUs with performance-based vesting conditions	575	760	369
Total	2,524	3,098	3,151

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

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.

For the years ended December 31, 2014, 2013 and 2012, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. Management will continue to periodically review the Company’s expected performance and adjust the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2014:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	5,538	$36.43
Granted	2,524	59.72
Vested	(2,504)	34.70
Forfeited	(1,016)	42.20
Outstanding at December 31, 2014	4,542	$48.98

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2014, 2013 and 2012 was $145.6 million, $117.5 million and $98.3 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2014, 2013 and 2012 was $86.9 million, $89.2 million and $71.4 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2014, 4.5 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $285.7 million and a weighted average remaining contractual life of approximately 5.6 years. These RSUs are expected to vest on various dates through November 2018.

16. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
U.S.	$408,391	$365,821	$245,252
Foreign	71,385	53,733	76,339
Income before provision for income taxes	$479,776	$419,554	$321,591

The provision for income taxes consisted of the following for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Current tax provision:
Federal	$153,471	$77,671	$94,423
State	4,978	8,034	10,046
Foreign	13,259	13,019	18,952
Deferred tax (benefit) provision:
Federal	(13,073)	24,210	(582)
State	(15,220)	(1,106)	(2,045)
Foreign	2,442	1,869	(3,189)
Change in valuation allowance	(29)	2,370	(3)
Total	$145,828	$126,067	$117,602

The Company’s effective rate differed from the U.S. federal statutory rate as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
U.S. federal income tax rate	35.0%	35.0%	35.0%
State taxes	2.3	3.4	3.5
Nondeductible stock-based compensation	1.4	0.8	1.3
U.S. federal and state research and development credits	(3.2)	(3.5)	(0.6)
Change in state tax rates	(0.3)	—	(0.4)
Foreign earnings	(1.9)	(2.6)	(3.5)
Disallowed officer compensation	0.1	0.1	0.6
Domestic production activities deduction	(2.2)	(4.3)	—
Change in the deferred tax asset valuation allowance	—	0.6	—
State software development activities	(2.4)	—	—
Other	1.6	0.5	0.7
	30.4%	30.0%	36.6%

The components of the net deferred tax asset and the related valuation allowance as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Accrued bonus	$19,572	$14,266
Deferred revenue	9,536	5,691
Deferred rent	10,518	6,738
Stock-based compensation	27,538	30,125
Net operating losses	11,466	14,392
Tax credit carryforwards	18,066	11,107
Other	7,276	5,361
Deferred tax assets	103,972	87,680
Depreciation and amortization	(14,868)	(15,607)
Acquired intangible assets	(40,126)	(19,530)
Internal-use software development costs capitalized	(39,396)	(31,970)
Deferred tax liabilities	(94,390)	(67,107)
Valuation allowance	(1,222)	(1,251)
Net deferred tax assets	$8,360	$19,322

As of December 31, 2014 and 2013, the Company had U.S. federal NOL carryforwards of approximately $26.1 million and $30.7 million related to acquisitions completed during 2012, which expire at various dates through 2029. As of December 31, 2014 and 2013, the Company had state NOL carryforwards of approximately $45.0 million and $59.0 million, respectively, which expire at various dates through 2034. The Company also had foreign NOL carryforwards of approximately $0.3 million and $2.4 million as of December 31, 2014 and 2013, respectively. The majority of the foreign NOL carryforwards have no expiration dates. As of December 31, 2014 and 2013, the Company had U.S. federal and state research and development tax credit carryforwards of $30.5 million and $10.0 million, respectively, which will expire at various dates through 2029. As of December 31, 2014, the Company had no foreign tax credit carryforwards. As of December 31, 2013, the Company had foreign tax credit carryforwards of $4.4 million.

As of December 31, 2014 and 2013, the Company recorded a valuation allowance on its deferred tax assets of $1.2 million and $1.3 million, respectively, a decrease of $0.1 million.

As of December 31, 2014, undistributed earnings of non-U.S. subsidiaries totaled $224.0 million. No provision for U.S. income and foreign withholding taxes has been made for these permanently reinvested foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the U.S in the form of dividends or otherwise, it would be included in the Company's U.S. taxable income. The amount of unrecognized deferred income tax liability related to these earnings is $45.0 million.

During 2013 and 2012, the Company corrected immaterial errors in its reported income tax expense attributable to prior fiscal periods, which reduced income tax expense by $3.6 million and $5.3 million, respectively, during those years.

The following is a rollforward of the Company’s unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance at beginning of year	$24,651	$20,902	$12,496
Gross increases — tax positions of prior periods	12,925	2,878	12,173
Gross increases — current-period tax positions	2,106	2,834	2,251
Gross decreases — tax positions of prior periods	(6,362)	(1,213)	(6,018)
Gross decreases — settlements	—	(750)	—
Balance at end of year	$33,320	$24,651	$20,902

As of December 31, 2014, 2013 and 2012, the Company had approximately $41.1 million, $30.6 million and $26.9 million, respectively, of total unrecognized tax benefits, including $7.7 million of accrued interest and penalties as of December 31, 2014 and $5.9 million of accrued interest and penalties as of both December 31, 2013 and 2012. The Company's unrecognized tax benefits are included in other liabilities in the consolidated balance sheets. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $1.8 million for the year ended December 31, 2014 and insignificant for the year ended December 31, 2013. Interest and penalties included in the provision for income taxes for the year ended December 31, 2012 were $1.2 million. If recognized, all amounts of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate.

As of December 31, 2014, the Company believes it is reasonably possible that $4.3 million of its unrecognized tax benefits, each of which is individually insignificant, including research and development credits and transfer pricing adjustments, may be recognized by the end of 2015 as a result of ongoing audits.

The Company's U.S. federal income tax returns for the 2012 and 2011 tax years are currently under audit by the Internal Revenue Service. In addition, certain state and foreign income tax returns from 2008 through 2013 are currently under audit in those jurisdictions. The Company does not expect the results of these examinations to have a material effect on its financial condition, results of operations or cash flows.

Generally, in the U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. In major foreign jurisdictions, tax years after 2010 are open for examination.

17. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, RSUs, DSUs, convertible senior notes and warrants issued by the Company. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.
The following table sets forth the components used in the computation of basic and diluted net income per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	2014	2013	2012
Numerator:
Net income	$333,948	$293,487	$203,989
Denominator:
Shares used for basic net income per share	178,279	178,196	177,900
Effect of dilutive securities:
Stock options	1,221	1,622	2,182
RSUs and DSUs	1,686	1,965	1,667
Convertible senior notes	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	181,186	181,783	181,749
Basic net income per share	$1.87	$1.65	$1.15
Diluted net income per share	$1.84	$1.61	$1.12

For the years ended December 31, 2014, 2013 and 2012, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Stock options	402	1,649	2,551
Service-based restricted stock units	786	188	1,154
Performance-based restricted stock units	570	985	1,734
Convertible senior notes	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—
Total shares excluded from computation	1,758	2,822	5,439

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

18. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2014, the Company operated in one industry segment: providing cloud services for delivering, optimizing and securing online content and business applications. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate solutions and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. As of December 31, 2014, the Company had approximately $249.5 million and $175.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2013, the Company had approximately $210.9 million and $124.9 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

The Company sells its services and licenses through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated and was $531.9 million, $432.6 million and $369.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period.

19. Quarterly Financial Results (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014:
Revenue	$453,502	$476,035	$498,042	$536,295
Cost of revenue (exclusive of amortization of acquired intangible assets)	139,612	149,318	158,812	163,201
Net income	72,800	72,886	91,155	97,107
Basic net income per share	0.41	0.41	0.51	0.55
Diluted net income per share	0.40	0.40	0.50	0.54
Year ended December 31, 2013:
Revenue	$368,046	$378,106	$395,790	$435,980
Cost of revenue (exclusive of amortization of acquired intangible assets)	120,392	124,705	132,039	133,951
Net income	71,487	61,895	79,756	80,349
Basic net income per share	0.40	0.35	0.45	0.45
Diluted net income per share	0.39	0.34	0.44	0.44

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated by reference herein.

Our executive officers and directors and their positions as of March 2, 2015, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal Executive Officer)
James Benson	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert Blumofe	Executive Vice President – Platform
James Gemmell	Executive Vice President and Chief Human Resources Officer
Melanie Haratunian	Executive Vice President and General Counsel
Robert W. Hughes	President – Worldwide Operations
Rick McConnell	President – Products and Development
George H. Conrades	Director
Martin M. Coyne II	Director
Pamela J. Craig	Director
Jill A. Greenthal	Director
Monte E. Ford	Director
Geoffrey A. Moore	Director
Paul Sagan	Director
Frederic V. Salerno	Director
Steven Scopellite	Director
Naomi O. Seligman	Director
Bernardus Verwaayen	Director

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K

1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

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

March 2, 2015	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ JAMES BENSON
James Benson Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
F. Thomson Leighton

/s/ JAMES BENSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
James Benson

/s/ GEORGE H. CONRADES	Director	March 2, 2015
George H. Conrades

/s/ MARTIN M. COYNE II	Director	March 2, 2015
Martin M. Coyne II

/s/ PAMELA J. CRAIG	Director	March 2, 2015
Pamela J. Craig

/s/ JILL A. GREENTHAL	Director	March 2, 2015
Jill A. Greenthal

/s/ MONTE E. FORD	Director	March 2, 2015
Monte E. Ford

/s/ GEOFFREY MOORE	Director	March 2, 2015
Geoffrey Moore

/s/ PAUL SAGAN	Director	March 2, 2015
Paul Sagan

/s/ FREDERIC V. SALERNO	Director	March 2, 2015
Frederic V. Salerno

/s/ STEVEN SCOPELLITE	Director	March 2, 2015
Steven Scopellite

/s/ NAOMI O. SELIGMAN	Director	March 2, 2015
Naomi O. Seligman

/s/ BERNARDUS VERWAAYEN	Director	March 2, 2015
Bernardus Verwaayen

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

4.1(C)	Specimen common stock certificate

4.2(D)	Indenture (including form of Notes) with respect to Akamai’s 0% Convertible Senior Notes due 2019, dated as of February 20, 2014, between Akamai and U.S. Bank National Association, as trustee.

10.1(E)	Summary of the Registrant’s Compensatory Arrangements with Non-Executive Directors

10.2	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.3(F)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.4(G)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.5(H)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.6(I)@	2001 Stock Incentive Plan of the Registrant

10.7(J)	2006 Stock Incentive Plan of the Registrant

10.8(K)	Speedera Networks, Inc. 1999 Equity Incentive Plan, as amended

10.9(L)	Netli, Inc. Amended and Restated Stock Option Plan

10.10(L)	Netli, Inc. 2002 Equity Incentive Plan

10.11(M)	Blaze Software Inc. Stock Option Plan

10.12(N)	Cotendo, Inc. Amended and Restated 2008 Stock Plan
10.13(O)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.14(P)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.15(Q)@	2013 Akamai Technologies, Inc. Stock Incentive Plan

10.16(R)@	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.17(R)@	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.18(S)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.19(S)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.20(T)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.21(U)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.22@(E)	Form of Executive Bonus Plan

10.23(V)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.24(W)@	Form of Executive Change in Control Agreement

10.25(X)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.26(Y)@	Form of Incentive Stock Option Agreement for use under the 2009 Stock Incentive Plan

10.27(Y)@	Form of Non-Qualified Stock Option Agreement for use under the 2009 Stock Incentive Plan (four year vest)

10.28(Y)	Form of Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.29(Y)@	Form of Baseline Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.30(Z)	Form of Stock Option Agreement for Director Options (2012)

10.31(AA)@	Form of Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.32(AA)@	Form of 2012 Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.33(AA)@	Form of Stock Option Agreement for use under the 2009 Stock Incentive Plan (three-year vest)

10.34(BB)@	Form of Stock Option Grant Agreement (2012)

10.35(BB)	Form of Deferred Stock Unit Grant Agreement (2013)

10.36(BB)@	Form of Time-Based Vesting Restricted Stock Unit Agreement (2012)

10.37(BB)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement (2012)

10.38(CC)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)

10.39(CC)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.40(CC)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.41(CC)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.42(DD)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.43(D)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.44(D)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.45(EE)
Agreement and Plan of Merger by and among Akamai Technologies, Inc., Panther Acquisition Corp., Prolexic Technologies, Inc. and the Principal Stockholders of Prolexic Technologies, Inc., dated December 2, 2013.

10.46(FF)
Amendment to Agreement and Plan of Merger dated January 27, 2014 by and among Akamai Technologies, Inc., Panther Acquisition Corp., Prolexic Technologies, Inc., the Principal Stockholders of Prolexic Technologies, Inc. and the Representative of the selling equity holders of Prolexic Technologies Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
________________

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 701319) filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 141172551) filed with the Commission on October 24, 2014.

(C)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on October 13, 1999.

(D)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 14629736) filed with the Commission on February 20, 2014.

(E)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 4660513) filed with the Commission on March 3, 2014.

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 04961682) filed with the Commission on August 9, 2004.

(G)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.

(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 02560808) filed with the Commission on February 27, 2002.

(J)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 06870771) filed with the Commission on May 26, 2006.

(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.

(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on April 3, 2007.

(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on February 29, 2012.

(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 14, 2012.

(O)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.

(P)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.

(Q)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 13858747) filed with the Commission on May 20, 2013.

(R)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 07663384) filed with the Commission on March 1, 2007.

(S)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 08655930) filed with the Commission on February 29, 2008.

(T)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 27, 1999.

(U)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.

(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 12974652) filed with the Commission on July 23, 2012.

(W)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 121020027) filed with the Commission on August 9, 2012.

(X)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 061202248) filed with the Commission on November 9, 2006.

(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 09851919) filed with the Commission on May 26, 2009.

(Z)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 12829214) filed with the Commission on May 10, 2012.

(AA)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 12532825) filed with the Commission on January 18, 2012.

(BB)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 121192724) filed with the Commission on November 9, 2012.

(CC)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.

(DD)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 15585212) filed with the Commission on February 6, 2015.

(EE)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on December 2, 2013.

(FF)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on February 27, 2014.

@ Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
† Confidential Treatment has been granted as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.