Form 10-K/A
period 2014-12-31
AKAMAI TECHNOLOGIES INC
filed 2015-03-16
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Akamai Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015, solely to amend Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, to correct the registration statement numbers listed. There are no other changes to the Form 10-K or the consent.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3)	The following documents are filed as part of this report:

Exhibit No.	Exhibit
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2015	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ JAMES BENSON
James Benson Chief Financial Officer