Form 10-Q
period 2015-03-31
AKAMAI TECHNOLOGIES INC
filed 2015-05-11
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 6, 2015: 178,558,745

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$332,557	$238,650
Marketable securities	380,728	519,642
Accounts receivable, net of reserves of $9,966 and $9,023 at March 31, 2015, and December 31, 2014, respectively	356,629	329,578
Prepaid expenses and other current assets	130,041	128,981
Deferred income tax assets	41,624	45,704
Total current assets	1,241,579	1,262,555
Property and equipment, net	666,093	601,591
Marketable securities	801,854	869,992
Goodwill	1,064,149	1,051,294
Acquired intangible assets, net	130,532	132,412
Deferred income tax assets	1,892	1,955
Other assets	80,814	81,747
Total assets	$3,986,913	$4,001,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,637	$77,412
Accrued expenses	144,117	204,686
Deferred revenue	55,301	49,679
Other current liabilities	2,276	2,234
Total current liabilities	269,331	334,011
Deferred revenue	4,182	3,829
Deferred income tax liabilities	44,580	39,299
Convertible senior notes	609,647	604,851
Other liabilities	77,491	74,221
Total liabilities	1,005,231	1,056,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 179,616,373 shares issued and 178,684,242 shares outstanding at March 31, 2015, and 178,300,603 shares issued and outstanding at December 31, 2014	1,796	1,783
Additional paid-in capital	4,587,000	4,559,430
Accumulated other comprehensive loss	(23,913)	(17,611)
Treasury stock, at cost, 932,131 shares at March 31, 2015, and no shares at December 31, 2014	(62,680)	—
Accumulated deficit	(1,520,521)	(1,598,267)
Total stockholders’ equity	2,981,682	2,945,335
Total liabilities and stockholders’ equity	$3,986,913	$4,001,546

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Revenue	$526,536	$453,502
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	169,294	139,612
Research and development	35,828	28,234
Sales and marketing	103,479	81,065
General and administrative	89,592	76,161
Amortization of acquired intangible assets	6,780	6,848
Restructuring charges	42	735
Total costs and operating expenses	405,015	332,655
Income from operations	121,521	120,847
Interest income	3,001	1,639
Interest expense	(4,576)	(1,941)
Other expense, net	(301)	(881)
Income before provision for income taxes	119,645	119,664
Provision for income taxes	41,899	46,864
Net income	$77,746	$72,800
Net income per share:
Basic	$0.44	$0.41
Diluted	$0.43	$0.40
Shares used in per share calculations:
Basic	178,545	178,705
Diluted	180,825	182,038

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$77,746	$72,800
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,415)	1,367
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(1,213) and $123 for the three months ended March 31, 2015 and 2014, respectively	2,113	(913)
Other comprehensive (loss) income	(6,302)	454
Comprehensive income	$71,444	$73,254

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$77,746	$72,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,460	53,516
Stock-based compensation	29,669	25,114
Excess tax benefits from stock-based compensation	(13,128)	(15,178)
Provision for deferred income taxes	8,305	1,660
Amortization of debt discount and issuance costs	4,576	1,941
Other non-cash items, net	443	302
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32,552)	(18,137)
Prepaid expenses and other current assets	(1,817)	(20,961)
Accounts payable and accrued expenses	(52,703)	(22,511)
Deferred revenue	6,947	5,159
Other current liabilities	42	1,287
Other non-current assets and liabilities	1,741	4,031
Net cash provided by operating activities	99,729	89,023
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(16,062)	(386,647)
Purchases of property and equipment	(91,924)	(52,011)
Capitalization of internal-use software development costs	(45,145)	(31,995)
Purchases of short- and long-term marketable securities	(97,304)	(658,943)
Proceeds from sales of short- and long-term marketable securities	2,008	297,059
Proceeds from maturities of short- and long-term marketable securities	305,647	102,911
Other non-current assets and liabilities	(82)	(832)
Net cash provided by (used in) investing activities	57,138	(730,458)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	679,603
Proceeds from the issuance of warrants related to convertible senior notes	—	77,970
Purchase of note hedge related to convertible senior notes	—	(101,292)
Repayment of acquired debt and capital leases	—	(17,862)
Proceeds related to the issuance of common stock under stock plans	24,440	44,329
Excess tax benefits from stock-based compensation	13,128	15,178
Employee taxes paid related to net share settlement of stock-based awards	(31,101)	(26,271)
Repurchases of common stock	(62,680)	(116,147)
Net cash (used in) provided by financing activities	(56,213)	555,508
Effects of exchange rate changes on cash and cash equivalents	(6,747)	762
Net increase (decrease) in cash and cash equivalents	93,907	(85,165)
Cash and cash equivalents at beginning of period	238,650	333,891
Cash and cash equivalents at end of period	$332,557	$248,726

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24,131	$54,479
Non-cash investing and financing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	31,565	20,093
Capitalization of stock-based compensation	4,144	3,784

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing online content and business applications. The Company's globally distributed platform comprises more than 175,000 servers in over 1,300 networks in over 100 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing services for delivering, optimizing and securing online content and business applications over the Internet.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for us on January 1, 2017. However, in April 2015, the FASB proposed deferring the effective date for one year. This guidance may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the potential impact of adopting this new accounting guidance.

In April 2015, FASB issued updated guidance that will change the current presentation of debt issuance costs on the balance sheet. This new guidance will move debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The guidance will be effective for the Company on January 1, 2016. The Company will reclassify its debt issuance costs included in other assets on the consolidated balance sheet to convertible senior notes within the liabilities and stockholders' equity section. The amount of deferred financing costs expected to be reclassified as of January 1, 2016 is $6.2 million. This revision will have no impact on the Company's results of operations or cash flows.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of March 31, 2015 and December 31, 2014 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2015
Commercial paper	$10,492	$1	$—	$10,493	$10,493	$—
Corporate bonds	931,055	1,383	(263)	932,175	314,352	617,823
U.S. government agency obligations	239,408	146	(27)	239,527	55,883	183,644
	$1,180,955	$1,530	$(290)	$1,182,195	$380,728	$801,467

As of December 31, 2014
Certificates of deposit	$39	$—	$—	$39	$—	$39
Commercial paper	10,487	—	(2)	10,485	10,485	—
Corporate bonds	1,077,387	454	(2,132)	1,075,709	424,777	650,932
U.S. government agency obligations	303,808	20	(427)	303,401	84,380	219,021
	$1,391,721	$474	$(2,561)	$1,389,634	$519,642	$869,992

During the first quarter of 2015, the Company began offering certain qualified individuals the ability to participate in a non-qualified deferred compensation plan. The investments held by the Company that are associated with this plan are classified as restricted trading securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the consolidated balance sheets.

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the statements of income. As of March 31, 2015, the Company holds for investment corporate bonds with a fair value of $44.3 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses are insignificant and are attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence. As of December 31, 2014, there were no securities in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2015 and December 31, 2014 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of March 31, 2015
Cash Equivalents and Marketable Securities:
Money market funds	$872	$872	$—	$—
Commercial paper	12,493	—	12,493	—
Corporate bonds	932,175	—	932,175	—
U.S. government agency obligations	239,527	—	239,527	—
Mutual funds	387	387	—	—
	$1,185,454	$1,259	$1,184,195	$—
Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(900)	$—	$—	$(900)

As of December 31, 2014
Cash Equivalents and Marketable Securities:
Money market funds	$501	$501	$—	$—
Certificates of deposit	39	39	—	—
Commercial paper	10,485	—	10,485	—
Corporate bonds	1,075,709	—	1,075,709	—
U.S. government agency obligations	303,401	—	303,401	—
	$1,390,135	$540	$1,389,595	$—

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(900)	$—	$—	$(900)

As of March 31, 2015 and December 31, 2014, the Company grouped money market funds, certificates of deposit and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2015 and December 31, 2014, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive.

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

The valuation technique used to measure fair value of the Company's Level 3 liability, which consists of a contingent consideration related to the acquisition of Velocius Networks, Inc. ("Velocius") in 2013, is primarily an income approach. The significant unobservable input used in the fair value measurement of the Velocius contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology. The remaining milestone, with a maximum value of $1.0 million, is payable in the third quarter of 2015, if achieved.

Changes in the underlying assumptions used to value the Company's Level 3 liability held at March 31, 2015 and December 31, 2014, could increase or decrease the fair value estimates recorded in the consolidated balance sheets. There was no change in the fair value or other activity of the Level 3 Velocius contingent consideration during the three months ended March 31, 2015.

Contractual maturities of the Company’s available-for-sale marketable securities held at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Due in 1 year or less	$380,728	$519,642
Due after 1 year through 5 years	801,467	869,992
	$1,182,195	$1,389,634

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts receivable	$245,268	$222,531
Unbilled accounts receivable	121,327	116,070
Gross accounts receivable	366,595	338,601
Allowance for doubtful accounts	(863)	(1,033)
Reserve for cash-basis customers	(9,103)	(7,990)
Total accounts receivable reserves	(9,966)	(9,023)
Accounts receivable, net	$356,629	$329,578

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2015 was as follows (in thousands):

Balance as of January 1, 2015	$1,051,294
Acquisition of Xerocole, Inc.	12,855
Balance as of March 31, 2015	$1,064,149

The immaterial increase in goodwill during the first quarter of 2015 related to the acquisition of Xerocole, Inc. ("Xerocole") on February 27, 2015, a provider of recursive DNS functionality.

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consist of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$91,581	$(48,800)	$42,781	$88,331	$(45,537)	$42,794
Customer-related intangible assets	175,150	(94,055)	81,095	173,600	(91,160)	82,440
Non-compete agreements	6,790	(2,563)	4,227	8,890	(4,224)	4,666
Trademarks and trade names	3,700	(1,271)	2,429	3,700	(1,188)	2,512
Acquired license rights	490	(490)	—	490	(490)	—
Total	$277,711	$(147,179)	$130,532	$275,011	$(142,599)	$132,412

Aggregate expense related to amortization of acquired intangible assets for each of the three months ended March 31, 2015 and 2014 was $6.8 million. Based on the Company’s acquired intangible assets as of March 31, 2015, aggregate expense related to amortization of acquired intangible assets is expected to be $20.2 million for the remainder of 2015, and $25.4 million, $23.8 million, $17.0 million and $13.5 million for 2016, 2017, 2018 and 2019, respectively.

5. Convertible Senior Notes

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes. The equity component is recorded in additional paid-in capital in the consolidated balance sheet and will not be remeasured as long as it continues to meet the conditions for equity classification.

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

The Notes consist of the following components (in thousands):

	March 31, 2015	December 31, 2014
Liability component:
Principal	$690,000	$690,000
Less: debt discount, net of amortization	(80,353)	(85,149)
Net carrying amount	$609,647	$604,851

Equity component:	$101,276	$101,276

The estimated fair value of the Company's Notes at March 31, 2015 was $746.6 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $71.05 on March 31, 2015, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

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

Note Hedge

To minimize the impact of potential dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock in February 2014. The Company paid $101.3 million for the note hedge transactions. The note hedge transactions cover approximately 7.7 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The note hedge transactions are intended to reduce dilution in the event of conversion of the Notes.

Warrants

Separately, in February 2014, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 7.7 million shares of the Company’s common stock at a strike price of approximately $104.49 per share. The Company received aggregate proceeds of $78.0 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the Notes to approximately $104.49 per share.

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the statements of income related to the Notes (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Amortization of debt discount	$455	$188
Amortization of debt issuance costs	4,796	1,990
Capitalization of interest expense	(675)	(237)
Total interest expense	$4,576	$1,941

6. Contingencies

The Company is conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of the Company’s revenue during the quarter ended March 31, 2015, and in each of the years ended December 31, 2014, 2013 and 2012. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market. In February 2015, the Company voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. The Company is cooperating with those agencies. As of the filing of these financial statements, the Company cannot predict the outcome of this matter. No provision with respect to this matter has been made in the Company's consolidated financial statements.

7. Stockholders’ Equity

Share Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. During the three months ended March 31, 2015, the Company repurchased 0.9 million shares of its common stock for $62.7 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Cost of revenue	$3,163	$2,795
Research and development	5,366	4,477
Sales and marketing	12,983	10,532
General and administrative	8,157	7,310
Total stock-based compensation	29,669	25,114
Provision for income taxes	(11,702)	(8,224)
Total stock-based compensation, net of income taxes	$17,967	$16,890

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three months ended March 31, 2015 and 2014, include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.0 million and $1.9 million, respectively, before income taxes.

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the three months ended March 31, 2015 (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investments	Total
Balance as of January 1, 2015	$(22,064)	$4,453	$(17,611)
Other comprehensive (loss) income	(8,415)	2,113	(6,302)
Balance as of March 31, 2015	$(30,479)	$6,566	$(23,913)

The tax effect on accumulated unrealized gain on investments was insignificant as of March 31, 2015 and December 31, 2014. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the three months ended March 31, 2015.

9. Income Taxes

The Company’s effective income tax rate was 35.0% and 39.2% for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For the three months ended March 31, 2015, the effective income tax rate reflects the federal statutory tax rate. The effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes cause our tax rate to be higher than the federal statutory tax rate; however, those items were offset by the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. For the three months ended March 31, 2014, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$77,746	$72,800
Denominator:
Shares used for basic net income per share	178,545	178,705
Effect of dilutive securities:
Stock options	996	1,382
RSUs and deferred stock units	1,284	1,951
Convertible senior notes	—	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	180,825	182,038
Basic net income per share	$0.44	$0.41
Diluted net income per share	$0.43	$0.40

For the three months ended March 31, 2015 and 2014, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Stock options	26	651
Service-based RSUs	622	514
Performance-based RSUs	1,148	575
Convertible senior notes	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704

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

11. Subsequent Events

On April 6, 2015, the Company acquired all of the outstanding capital stock of Codemate A/S and its wholly owned subsidiary Octoshape ApS ("Octoshape") in exchange for $107.5 million in cash, subject to post-closing adjustments. The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. The goal of acquiring Octoshape is to provide customers with the most comprehensive suite of delivery and optimization technologies for video streams of over-the-top (OTT) content and to enable Internet Protocol television (IPTV) solutions. Pro forma results of operations for the acquisition of Octoshape have not been presented because the effects are not material to the Company's consolidated financial statements.

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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software costs, impairment and useful lives of long-lived assets, income tax, and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2014 for further discussion of our critical accounting policies and estimates.

Overview

We provide cloud services for delivering, optimizing and securing online content and business applications. We generally execute contracts with terms of one year or longer, and we believe this emphasis on longer-term contracts allows us to have a consistent and predictable base level of revenue which is important to our financial success. We have been able to increase our revenue and profitability in recent years because we have expanded our customer base and increased the amount and value of services, features and functionalities that our customers purchase. These achievements have enabled us to limit the impact of customer cancellations and terminations and price reductions resulting from contract renewals. Continuing these trends requires that we compete effectively in the marketplace on the basis of the quality, price and overall attractiveness of our services and technology.

Our revenue is primarily impacted by the timing and variability of customer-specific one-time events, the prices we are able to charge for our services, the amount of traffic we serve on our network and the impact of seasonal variations on our business. We have observed the following trends related to our revenue in recent years:

•
On a consistent basis, we have increased committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers. We have also experienced increases in the rate of traffic delivered to our customers that use our solutions for video, gaming, social media and software downloads. These increases have offset price reductions and losses of customers to competitors or in-house solutions.

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

Our profitability is also impacted by our expense levels, including direct costs to support our revenue, such as co-location and bandwidth costs, and expenses incurred to support strategic initiatives that we anticipate will generate revenue in the future. We have observed the following trends related to our profitability in recent years:

•
We have increased headcount to support our revenue growth and strategic initiatives, and as a result, our payroll and related compensation costs have increased. We increased our headcount by 1,200 employees in 2014, including 200 employees who were part of the acquisition of Prolexic Technologies, Inc., or Prolexic, in the first quarter of 2014. We hired an additional 300 employees during the three months ended March 31, 2015. We expect to continue to hire additional employees and expand globally in support of our strategic initiatives.

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

•
Co-location costs are also a significant portion of our cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs. We expect to continue to scale our network in the future and will need to effectively manage our co-location costs to maintain current levels of profitability.

Fluctuations of foreign currency exchange rates have also impacted our reported results. Revenue and expenses of our international operations are important contributors to our overall financial performance, and as currencies have weakened against the U.S. dollar, our revenue has been negatively impacted and our expenses have been positively impacted. If foreign currency exchange rates during the first quarter of 2015 had remained the same as exchange rates during the first quarter of 2014, our revenue would have increased by 20% as opposed to 16%. Similarly, diluted earnings per share would have increased by 16% as opposed to 8% had exchange rates remained constant.

In February 2014, we completed the acquisition of Prolexic. Revenues and expenses from the acquired operations have been included in our earnings since the acquisition date of February 18, 2014.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	32.2	30.8
Research and development expense	6.8	6.2
Sales and marketing expense	19.7	17.9
General and administrative expense	17.0	16.8
Amortization of acquired intangible assets	1.3	1.5
Restructuring charges	—	0.2
Total costs and operating expenses	77.0	73.4
Income from operations	23.0	26.6
Interest income	0.6	0.4
Interest expense	(0.9)	(0.4)
Other expense, net	(0.1)	(0.2)
Income before provision for income taxes	22.6	26.4
Provision for income taxes	8.0	10.3
Net income	14.6%	16.1%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014	% Change	% Change at Constant Currency
Revenue	$526,536	$453,502	16.1%	19.9%

During the three-month period ended March 31, 2015, the increase in our revenue as compared to the same period in 2014 was driven by increased demand for our services across all of our solutions and geographies. For the three-month periods ended March 31, 2015 and 2014, no single customer accounted for 10% or more of revenue.

Changes in foreign currency exchange rates negatively impacted our revenue by $17.2 million during the three-month period ended March 31, 2015, as compared to the same period in 2014.

For the three-month period ended March 31, 2015, resellers accounted for 26% of revenue as compared to 24% of revenue for the same period in 2014. The increase in revenue from resellers was attributable to increased traction with our carrier channel partners.

During the first quarter of 2015, we elected to revise the presentation of our revenue solution categories, primarily related to how we present product-specific services revenue. Historically, product-specific services revenue was classified as Service and Support Solutions revenue. Beginning in the first quarter of 2015, product-specific services are classified in their respective product solution categories, and accordingly, we have revised prior period amounts in the table below.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Three Months Ended March 31,
	2015	2014	% Change	% Change at Constant Currency
Media Delivery Solutions	$241,842	$215,889	12.0%	16.2%
Performance and Security Solutions	244,982	202,179	21.2	24.6
Service and Support Solutions	39,712	35,434	12.1	15.8
Total revenue	$526,536	$453,502	16.1%	19.9%

The increase in Media Delivery Solutions revenue for the three-month period ended March 31, 2015, as compared to the same period in 2014, was due to higher demand across most of our customer base and particularly from our largest, most strategic accounts. The increase was offset by several large software and gaming releases, as well as the Sochi Olympics, during the three-month period ended March 31, 2014.

The increase in Performance and Security Solutions revenue for the three-month period ended March 31, 2015, as compared to the same period in 2014, was due to increased demand across all major product lines, with especially strong growth for our Cloud Security Solutions, which increased from $30.2 million in the first quarter of 2014 to $55.0 million during the first quarter of 2015. The increase was also impacted by the acquisition of Prolexic, which occurred in February 2014.

The increase in Service and Support Solutions revenue for the three-month period ended March 31, 2015, as compared to the same period in 2014, was due to higher sales of our service and support offerings from new customer attachment rates for enterprise-class professional services and enhanced customer support.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Three Months Ended March 31,
	2015	2014	% Change	% Change at Constant Currency
U.S.	$388,973	$325,184	19.6%	19.6%
International	137,563	128,318	7.2	20.6
Total revenue	$526,536	$453,502	16.1%	19.9%

For the three-month periods ended March 31, 2015 and 2014, approximately 26% and 28%, respectively, of our revenue was derived from our operations located outside of the U.S. No single country outside of the U.S. accounted for 10% or more of revenue during either of these periods.

Revenue from our operations in the U.S. experienced strong performance across all of our solution categories during the three months ended March 31, 2015. During the first quarter of 2015, we also experienced strong revenue growth from our operations in the Asia Pacific region and continued improvement in revenue growth from our operations in Europe, the Middle East and Africa, attributable to sales growth across all of our solutions.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2015	2014	% Change
Bandwidth fees	$35,513	$28,837	23.2%
Co-location fees	29,691	28,020	6.0
Network build-out and supporting services	11,427	10,047	13.7
Payroll and related costs	37,552	31,418	19.5
Stock-based compensation, including amortization of prior capitalized amounts	5,978	4,625	29.3
Depreciation of network equipment	31,499	24,791	27.1
Amortization of internal-use software	17,634	11,874	48.5
Total cost of revenue	$169,294	$139,612	21.3%
As a percentage of revenue	32.2%	30.8%

The increase in total cost of revenue for the three-month period ended March 31, 2015 as compared to the same period in 2014 was primarily due to increases in:

•
payroll and related costs of service personnel due to headcount growth to support our product-aligned and discrete services revenue growth, as well as headcount growth related to our network operations to support our other solution categories;

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network; and

•	depreciation of network equipment and amortization of internal-use software as we continued to invest in our infrastructure and release internally developed software onto our network.

We have long-term purchase commitments for co-location services and bandwidth usage with various vendors and network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. There have been no significant changes to the commitments reported in our annual report on Form 10-K for the year ended December 31, 2014, other than normal period-to-period variations.

We believe that cost of revenue will increase during the remaining quarters of 2015 as compared to the first quarter of 2015, primarily because we expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic and additional co-location fees; however, such costs are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, for the remaining quarters of 2015, we anticipate amortization of internal-use software development costs to increase, as compared to the first quarter of 2015, along with increased payroll and related costs associated with our network and professional services personnel and related expenses. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2015	2014	% Change
Payroll and related costs	$54,935	$42,431	29.5%
Stock-based compensation	5,366	4,477	19.9
Capitalized salaries and related costs	(26,242)	(20,000)	31.2
Other expenses	1,769	1,326	33.4
Total research and development	$35,828	$28,234	26.9%
As a percentage of revenue	6.8%	6.2%

The increase in research and development expenses during the three-month period ended March 31, 2015, as compared to the same period in 2014, was due to increases in payroll and related costs as a result of continued growth in headcount to support investments in new product development and network scaling, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended March 31, 2015 and 2014, we capitalized $3.7 million and $3.8 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses will increase in absolute dollars during the remaining quarters of 2015 as compared to the first quarter of 2015, as we expect to continue to hire additional development personnel in order to make improvements to our core technology and support the development of new services and engineering innovation.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2015	2014	% Change
Payroll and related costs	$72,068	$54,684	31.8%
Stock-based compensation	12,983	10,532	23.3
Marketing programs and related costs	11,776	10,520	11.9
Other expenses	6,652	5,329	24.8
Total sales and marketing	$103,479	$81,065	27.6%
As a percentage of revenue	19.7%	17.9%

The increase in sales and marketing expenses during the three-month period ended March 31, 2015, as compared to the same period in 2014, was primarily due to higher payroll and related costs, as we invested in our sales and marketing organization, and to an increase in marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion. Other expenses, which consists primarily of sales and marketing events and related travel expenses, increased as we grew our sales and marketing organization.

We believe that sales and marketing expenses will increase in absolute dollars during the remaining quarters of 2015 as compared to the first quarter of 2015, due to an expected increase in payroll and related costs as a result of anticipated continued headcount growth, primarily with respect to our direct sales team and corporate marketing function.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2015	2014	% Change
Payroll and related costs	$41,137	$32,310	27.3%
Stock-based compensation	8,157	7,310	11.6
Depreciation and amortization	11,733	8,173	43.6
Facilities-related costs	14,232	12,994	9.5
Provision for doubtful accounts	(9)	(103)	(91.3)
Acquisition-related costs	718	3,392	(78.8)
Professional fees and other expenses	13,624	12,085	12.7
Total general and administrative	$89,592	$76,161	17.6%
As a percentage of revenue	17.0%	16.8%

The increase in general and administrative expenses for the three-month period ended March 31, 2015, as compared to the same period in 2014, was primarily due to the expansion of company infrastructure to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. In particular, we increased general and administrative headcount and our facility footprint, which increased payroll and related costs, facilities-related costs and depreciation and amortization. This was partially offset by a decrease in acquisition-related costs due to the acquisition of Prolexic in the first quarter of 2014, with no corresponding acquisition of comparable size for the three-month period ended March 31, 2015.

During the remaining quarters of 2015, we expect general and administrative expenses to increase in absolute dollars as compared to the first quarter of 2015, due to anticipated higher payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology and planned facility expansion.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2015	2014	% Change
Amortization of acquired intangible assets	$6,780	$6,848	(1.0)%
As a percentage of revenue	1.3%	1.5%

Amortization of acquired intangible assets for the three-month period ended March 31, 2015 as compared to the same period in 2014 was relatively consistent. However, the first quarter of 2015 includes a full quarter of amortization of the acquired intangible assets of Prolexic, as opposed to a partial quarter in the same period in 2014, which is offset by the expected declining rate of amortization of certain intangible assets. Based on our intangible assets at March 31, 2015, we expect amortization of acquired intangible assets to be approximately $20.2 million for the remainder of 2015, and $25.4 million, $23.8 million, $17.0 million and $13.5 million for 2016, 2017, 2018 and 2019, respectively.

Restructuring Charges

	For the Three Months Ended March 31,
(in thousands)	2015	2014	% Change
Restructuring charges	$42	$735	(94.3)%
As a percentage of revenue	—%	0.2%

The restructuring charges for the three-month period ended March 31, 2015 consisted of severance expenses as a result of the acquisition of Xerocole, Inc. The charges for the three-month period ended March 31, 2014 consisted of severance expenses as a result of the acquisition of Prolexic.

Non-Operating Income (Expense)

	For the Three Months Ended March 31,
(in thousands)	2015	2014	% Change
Interest income	$3,001	$1,639	83.1%
As a percentage of revenue	0.6%	0.4%
Interest expense	(4,576)	(1,941)	135.8%
As a percentage of revenue	(0.9)%	(0.4)%
Other expense, net	(301)	(881)	(65.8)%
As a percentage of revenue	(0.1)%	(0.2)%

For the periods presented, interest income consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other expense, net primarily represents net foreign exchange gains and losses incurred and other non-operating expense and income items. The fluctuations in other expense, net for the three-month period ended March 31, 2015, as compared to the same period in 2014, were primarily due to foreign currency exchange rate fluctuations on inter-company and other non-functional currency transactions. Other expense, net may fluctuate in the future based upon changes in foreign exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2015	2014	% Change
Provision for income taxes	$41,899	$46,864	(10.6)%
As a percentage of revenue	8.0%	10.3%
Effective income tax rate	35.0%	39.2%

For the three-month period ended March 31, 2015, our effective income tax rate reflects the federal statutory tax rate. The effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes cause our tax rate to be higher than the federal statutory tax rate; however, those items were offset by the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. during the first quarter of 2015. For the three-month period ended March 31, 2014, our effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

We expect our effective income tax rate to decrease slightly during the remaining quarters of 2015, due to known discrete items occurring in future quarters. This expectation does not take into consideration the effect of potential other one-time discrete items that may be recorded in the future. The effective tax rate could be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are: non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and impact of foreign currency exchange rates, as discussed below.

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as they exclude expenses and gains that may be infrequent, unusual in nature or not reflective of our ongoing operating results. Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management. These non-GAAP financial measures may also facilitate comparing financial results across accounting periods and to those of peer companies.

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

•
Acquisition-related costs – Acquisition-related costs include transaction fees, due diligence costs and other direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amounts of contingent consideration and indemnifications associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions.

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

•
Loss on investments and legal matters – We have incurred losses from the impairment of certain investments and the settlement of legal matters. In addition, we have incurred costs with respect to our internal investigation related to sales practices in a country outside of the U.S. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as they occur infrequently and are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Income from operations	$121,521	$120,847
Amortization of acquired intangible assets	6,780	6,848
Stock-based compensation	29,669	25,114
Amortization of capitalized stock-based compensation and capitalized interest expense	3,108	1,928
Other operating expenses	1,709	4,127
Non-GAAP income from operations	$162,787	$158,864

GAAP operating margin	23%	27%
Non-GAAP operating margin	31%	35%

Other operating expenses excluded from the non-GAAP results presented in the table above includes: acquisition-related costs, restructuring charges and certain legal matter costs.

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Net income	$77,746	$72,800
Amortization of acquired intangible assets	6,780	6,848
Stock-based compensation	29,669	25,114
Amortization of capitalized stock-based compensation and capitalized interest expense	3,108	1,928
Other operating expenses	1,709	4,127
Amortization of debt discount and issuance costs	4,576	1,941
Loss on investments	25	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(12,437)	(7,841)
Non-GAAP net income	$111,176	$104,917

GAAP net income per diluted share	$0.43	$0.40
Non-GAAP net income per diluted share	$0.61	$0.58
Shares used in diluted per share calculations	180,825	182,038

Other operating expenses excluded from the non-GAAP results presented in the table above includes: acquisition-related costs, restructuring charges and certain legal matter costs.

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; other operating expenses (comprised of acquisition-related costs, restructuring charges, benefit from adoption of software development activities, gains and other activity related to divestiture of a business, gains and losses on legal settlements, and costs incurred with respect to Akamai's internal investigation relating to sales practices in a country outside the U.S.); foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net income	$77,746	$72,800
Amortization of acquired intangible assets	6,780	6,848
Stock-based compensation	29,669	25,114
Amortization of capitalized stock-based compensation and capitalized interest expense	3,108	1,928
Other operating expenses	1,709	4,127
Interest income	(3,001)	(1,639)
Amortization of debt discount and issuance costs	4,576	1,941
Provision for income taxes	41,899	46,864
Depreciation and amortization	60,572	44,740
Other expense, net	301	881
Adjusted EBITDA	$223,359	$203,604
Adjusted EBITDA margin	42%	45%

Impact of Foreign Currency Exchange Rates

Revenue and earnings from our international operations have historically been an important contributor to our financial results. Consequently, our financial results have been impacted, and management expects they will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, when the local currencies of our foreign subsidiaries weaken, our consolidated results stated in U.S. dollars are negatively impacted.

Because exchange rates are a meaningful factor in understanding period-to-period comparisons, management believes the presentation of the impact of foreign currency exchange rates on revenue and earnings enhances the understanding of our financial results and evaluation of performance in comparison to prior periods. The dollar impact of changes in foreign currency exchange rates presented is calculated by translating current period results using average foreign currency exchange rates per month from the comparative period and comparing it to the as reported amount. The percentage change at constant currency presented is calculated by comparing the prior period amounts as reported and the current period amount translated using the same average foreign currency exchange rates per month from the comparative period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2015, our cash, cash equivalents and marketable securities, which consisted primarily of corporate bonds and U.S. government agency securities, totaled $1.5 billion. Factoring in our convertible senior notes, our net cash is $825.1 million. We place our cash investments in instruments that meet high quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2015, we had cash and cash equivalents of $137.9 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, inter-company obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$77,746	$72,800
Non-cash reconciling items included in net income	100,325	67,355
Changes in operating assets and liabilities	(78,342)	(51,132)
Net cash flows provided by operating activities	$99,729	$89,023

The increase in cash provided by operating activities for the three-month period ended March 31, 2015 as compared to the same period in 2014 was primarily due to a $30.3 million decrease in cash paid for taxes year-over-year and increased profitability, partially offset by an increase in bonus and commission payments due to our headcount growth and higher performance attainment. Accounts receivable days sales outstanding was 59 days as of March 31, 2015, compared to 58 days as of March 31, 2014.

Cash Provided by (Used in) Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Cash paid for acquired businesses, net of cash acquired	$(16,062)	$(386,647)
Purchases of property and equipment and capitalization of internal-use software development costs	(137,069)	(84,006)
Net marketable securities activity	210,351	(258,973)
Other investing activity	(82)	(832)
Net cash provided by (used in) investing activities	$57,138	$(730,458)

The increase in cash provided by (used in) investing activities primarily relates to the acquisition of Prolexic during the three-month period ended March 31, 2014, with no corresponding acquisition of the same magnitude in the three-month period ended March 31, 2015. The increase in cash provided by (used in) investing activities was partially offset by an increase of purchases of property and equipment and capitalized internal-use software during the three-month period ended March 31, 2015, as compared to the same period in 2014, as we continued to invest in our network with the goal of enhancing and adding functionality to our service offerings.

During the three-month period ended March 31, 2015, we completed large planned investments in our network infrastructure to support the continued growth of our customers and the expected increase in traffic growth. Additionally, during the three-month period ended March 31, 2015, we incurred facility build-outs and IT costs to support our increase in headcount and the expansion of company infrastructure to support our engineering and go-to-market strategy. While we will continue to make investments in these areas, we do not expect expenditures to continue at the same rate for each of the remaining quarters of 2015 as compared to the first quarter of 2015.

Cash (Used in) Provided by Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Activity related to convertible senior notes	$—	$656,281
Activity related to stock-based compensation	6,467	33,236
Repurchases of common stock	(62,680)	(116,147)
Acquisition-related financing activities	—	(17,862)
Net cash (used in) provided by financing activities	$(56,213)	$555,508

The decrease in cash provided by financing activities during the three-month period ended March 31, 2015 was primarily the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. Concurrent with the convertible senior notes issuance, we also repurchased $62.0 million of our common stock, which contributed to the decrease in repurchases of common stock in the three-month period ended March 31, 2015 as compared to the same period in 2014.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. The goal of the October 2013 share repurchase program is to both offset dilution from our equity compensation plans and to provide the flexibility to increase distributions to our shareholders as business and market conditions warrant.

During the three-month period ended March 31, 2015, we repurchased 0.9 million shares of common stock at a weighted average price of $67.24 per share for an aggregate of $62.7 million. During the three-month period ended March 31, 2014, we repurchased 2.0 million shares of common stock at a weighted average price of $58.77 per share for an aggregate of $116.1 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 5 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We intend to use the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In February 2014, we used $62.0 million of the net proceeds from the convertible senior notes to repurchase 1.0 million shares of our common stock in accordance with the share repurchase program previously approved by our Board of Directors.

Liquidity Outlook

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs include our planned capital expenditures, salaries related to increased hiring, investments in information technology and facility expansion costs, in addition to anticipated share repurchases, lease and purchase commitments, settlements of other long-term liabilities and potential acquisitions and other strategic transactions.

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, service agreements with co-location facilities for data center capacity and bandwidth usage and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of March 31, 2015, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2014, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2015 was determined to be immaterial.

As of March 31, 2015, we did not have any additional material off-balance sheet arrangements.

Legal Matters

We are conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of our revenue during the quarter ended March 31, 2015, and in each of the years ended December 31, 2014, 2013 and 2012. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market.  In February 2015, we voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. We are cooperating with those agencies. As of the filing of this quarterly report on Form 10-Q, we cannot predict the outcome of this matter. No provision with respect to this matter has been made in our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company on January 1, 2017. However, in April 2015, the FASB proposed deferring the effective date for one year. This guidance may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of adopting this new accounting guidance.

In April 2015, the FASB issued updated guidance that will change the current presentation of debt issuance costs on the balance sheet. This new guidance will move debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The guidance will be effective for the Company on January 1, 2016. The Company will reclassify its debt issuance costs included in other assets on the consolidated balance sheet to convertible senior notes within the liabilities and stockholders' equity section. The amount of deferred financing costs expected to be reclassified as of January 1, 2016 is $6.2 million. This revision will have no impact on the Company's results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, high-quality corporate debt securities, mutual funds and money market funds. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased revenue and decreased operating expenses. Conversely, our revenue will decrease and our operating expenses will increase when the U.S. dollar strengthens against foreign currencies. We do not enter into financial instruments for trading or speculative purposes.

Transaction Exposure

We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2015.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2015, one customer had an accounts receivable balance of 10% or more of our accounts receivable. As of December 31, 2014, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that, at March 31, 2015, the concentration of credit risk related to accounts receivable was not significant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

If we do not continue to innovate and develop solutions and technologies that are useful for our customers or that improve our operating efficiencies, our operating results may suffer.

We have been in business for more than 15 years and consider ourselves pioneers in the development of content and application delivery solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings. We believe, therefore, that developing innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly changing technology environment where it can be difficult to anticipate the needs of potential customers and where competitors may develop products and services that are, or may be viewed as, better than ours. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services the market will accept. This could cause our expenses to grow more rapidly than our revenue. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

We believe that the Internet has the potential to experience dramatic growth in the future. For example, only a relatively small percentage of individuals watch television over the Internet now, but many predict that the Internet will become the dominant medium for delivery of video content in the future. In addition, the use of mobile devices has increased rapidly in recent years and is expected to continue to grow in the future. There could develop an inflection point above which global usage of the Internet increases to a level that our current approaches to the delivery of content and applications may not be sustainable at current levels of profitability or at all. It is expensive to deploy dedicated servers in data centers around the world; therefore, that approach of deploying at the "edge" of the Internet may be inadequate to fully address our customer's evolving needs. If we are unable to develop or acquire scalable new technologies to address the expected growth and other changes we expect, our business and financial statements may suffer.

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

Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators, product makers and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenue. The need to develop such relationships can be particularly acute in areas outside of the U.S. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force, a past lack of strategic focus on such arrangements and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services and ensuring that they are compliant with our ethical expectations requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channels. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for the sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number and quality of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations by our employees or partners could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our financial statements. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws.

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

As of March 31, 2015, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believed were infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention from our management and technical personnel, and the outcomes are unpredictable. In 2014, the U.S. Supreme Court ruled against us in a case involving claims under one of our patents. There can be no assurance that evolving interpretations of patent laws in the U.S. and other countries will not limit the scope and enforceability and, therefore, the value of our patents. Monitoring unauthorized use of our services is difficult, and we cannot be certain that the steps we have taken or will take will prevent unauthorized use of our technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software development costs, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

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

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal control over financial reporting and disclosure controls and procedures were effective as of the end of the period covered by this report, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes, including by expanding our operations in different markets, increasing reliance on channel partners and completing acquisitions, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

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

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the U.S. and/or in economies outside the U.S. could have a negative effect on our operating results, including decreases in revenue and operating cash flows. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenue. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a slow down in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2015 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
January 1, 2015 – January 31, 2015	217,317	$61.05	217,317	$420,366
February 1, 2015 – February 28, 2015	189,966	63.41	189,966	408,321
March 1, 2015 – March 31, 2015	524,848	71.20	524,848	370,953
Total	932,131	$67.24	932,131	$370,953

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

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

Akamai Technologies, Inc.

May 11, 2015	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.47
Form of Performance-Based Vesting Restricted Stock Agreement with Retirement Provision (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 6, 2015)

Exhibit 10.48	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Unaudited Consolidated Financial Statements.