Form 10-Q
period 2015-06-30
AKAMAI TECHNOLOGIES INC
filed 2015-08-10
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 5, 2015: 178,595,222

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$257,448	$238,650
Marketable securities	386,055	519,642
Accounts receivable, net of reserves of $11,693 and $9,023 at June 30, 2015, and December 31, 2014, respectively	342,930	329,578
Prepaid expenses and other current assets	119,365	128,981
Deferred income tax assets	45,678	45,704
Total current assets	1,151,476	1,262,555
Property and equipment, net	704,571	601,591
Marketable securities	881,452	869,992
Goodwill	1,135,947	1,051,294
Acquired intangible assets, net	165,730	132,412
Deferred income tax assets	1,890	1,955
Other assets	90,039	81,747
Total assets	$4,131,105	$4,001,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,311	$77,412
Accrued expenses	205,373	204,686
Deferred revenue	56,271	49,679
Other current liabilities	1,287	2,234
Total current liabilities	348,242	334,011
Deferred revenue	4,488	3,829
Deferred income tax liabilities	38,833	39,299
Convertible senior notes	614,484	604,851
Other liabilities	79,746	74,221
Total liabilities	1,085,793	1,056,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 180,577,257 shares issued and 178,789,941 shares outstanding at June 30, 2015, and 178,300,603 shares issued and outstanding at December 31, 2014	1,805	1,783
Additional paid-in capital	4,647,275	4,559,430
Accumulated other comprehensive loss	(24,379)	(17,611)
Treasury stock, at cost, 1,787,316 shares at June 30, 2015, and no shares at December 31, 2014	(126,068)	—
Accumulated deficit	(1,453,321)	(1,598,267)
Total stockholders’ equity	3,045,312	2,945,335
Total liabilities and stockholders’ equity	$4,131,105	$4,001,546

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue	$540,723	$476,035	$1,067,259	$929,537
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	179,910	149,318	349,204	288,930
Research and development	36,693	32,052	72,521	60,286
Sales and marketing	111,501	91,462	214,980	172,527
General and administrative	99,152	81,880	188,744	158,041
Amortization of acquired intangible assets	6,752	8,403	13,532	15,251
Restructuring charges	455	569	497	1,304
Total costs and operating expenses	434,463	363,684	839,478	696,339
Income from operations	106,260	112,351	227,781	233,198
Interest income	2,541	1,740	5,542	3,379
Interest expense	(4,678)	(4,516)	(9,254)	(6,457)
Other expense, net	(1,605)	(899)	(1,906)	(1,780)
Income before provision for income taxes	102,518	108,676	222,163	228,340
Provision for income taxes	35,318	35,790	77,217	82,654
Net income	$67,200	$72,886	$144,946	$145,686
Net income per share:
Basic	$0.38	$0.41	$0.81	$0.82
Diluted	$0.37	$0.40	$0.80	$0.80
Shares used in per share calculations:
Basic	178,682	178,081	178,614	178,393
Diluted	180,738	180,841	180,782	181,439

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$67,200	$72,886	$144,946	$145,686
Other comprehensive (loss) income:
Foreign currency translation adjustments	607	1,459	(7,808)	2,826
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $639, $(514), $(574) and $(391) for the three and six months ended June 30, 2015 and 2014, respectively	(1,073)	2,674	1,040	1,762
Other comprehensive (loss) income	(466)	4,133	(6,768)	4,588
Comprehensive income	$66,734	$77,019	$138,178	$150,274

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$144,946	$145,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,449	112,228
Stock-based compensation	61,920	56,792
Excess tax benefits from stock-based compensation	(22,737)	(19,661)
(Benefit) provision for deferred income taxes	(16,275)	21,840
Amortization of debt discount and issuance costs	9,253	6,457
Other non-cash reconciling items, net	1,146	1,195
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,292)	(41,254)
Prepaid expenses and other current assets	12,022	(12,998)
Accounts payable and accrued expenses	31,673	21,459
Deferred revenue	7,023	4,750
Other current liabilities	199	1,419
Other non-current assets and liabilities	4,425	(8,666)
Net cash provided by operating activities	363,752	289,247
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(122,945)	(386,532)
Purchases of property and equipment	(159,495)	(97,992)
Capitalization of internal-use software development costs	(73,587)	(56,533)
Purchases of short- and long-term marketable securities	(405,989)	(863,591)
Proceeds from sales of short- and long-term marketable securities	2,008	354,313
Proceeds from maturities of short- and long-term marketable securities	527,677	183,809
Other non-current assets and liabilities	(1,909)	2,028
Net cash used in investing activities	(234,240)	(864,498)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	678,735
Proceeds from the issuance of warrants related to convertible senior notes	—	77,970
Purchase of note hedge related to convertible senior notes	—	(101,292)
Repayment of acquired debt and capital leases	—	(17,862)
Proceeds related to the issuance of common stock under stock plans	36,512	57,999
Excess tax benefits from stock-based compensation	22,737	19,661
Employee taxes paid related to net share settlement of stock-based awards	(39,354)	(34,248)
Repurchases of common stock	(126,068)	(187,491)
Other non-current assets and liabilities	(1,250)	—
Net cash (used in) provided by financing activities	(107,423)	493,472
Effects of exchange rate changes on cash and cash equivalents	(3,291)	2,053
Net increase (decrease) in cash and cash equivalents	18,798	(79,726)
Cash and cash equivalents at beginning of period	238,650	333,891
Cash and cash equivalents at end of period	$257,448	$254,165

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the six months ended June 30, 2015 of $17,964	$12,055	$60,360
Non-cash investing and financing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	41,874	36,146
Capitalization of stock-based compensation	8,615	7,727

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing online content and business applications. The Company's globally-distributed platform comprises approximately 190,000 servers in over 1,400 networks in more than 110 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing services for delivering, optimizing and securing online content and business applications over the Internet.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. However, in April 2015, the FASB proposed deferring the effective date for one year. Once the final deferral standard is issued, the guidance will be effective for the Company on January 1, 2018. This guidance may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of adopting this new accounting guidance.

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

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of June 30, 2015 and December 31, 2014 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2015
Commercial paper	$3,498	$1	$—	$3,499	$3,499	$—
Corporate bonds	1,015,164	588	(1,124)	1,014,628	335,212	679,416
U.S. government agency obligations	248,598	110	(47)	248,661	47,344	201,317
	$1,267,260	$699	$(1,171)	$1,266,788	$386,055	$880,733

As of December 31, 2014
Certificates of deposit	$39	$—	$—	$39	$—	$39
Commercial paper	10,487	—	(2)	10,485	10,485	—
Corporate bonds	1,077,387	454	(2,132)	1,075,709	424,777	650,932
U.S. government agency obligations	303,808	20	(427)	303,401	84,380	219,021
	$1,391,721	$474	$(2,561)	$1,389,634	$519,642	$869,992

During the first quarter of 2015, the Company began offering certain qualified individuals the ability to participate in a non-qualified deferred compensation plan. The mutual funds held by the Company that are associated with this plan are classified as restricted trading securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the consolidated balance sheets.

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the statements of income. As of June 30, 2015, the Company held for investment corporate bonds with a fair value of $64.8 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses are insignificant and are attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence. As of December 31, 2014, there were no securities in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2015 and December 31, 2014 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of June 30, 2015
Cash Equivalents and Marketable Securities:
Money market funds	$524	$524	$—	$—
Commercial paper	3,499	—	3,499	—
Corporate bonds	1,014,628	—	1,014,628	—
U.S. government agency obligations	248,661	—	248,661	—
Mutual funds	719	719	—	—
	$1,268,031	$1,243	$1,266,788	$—
Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(1,000)	$—	$—	$(1,000)

As of December 31, 2014
Cash Equivalents and Marketable Securities:
Money market funds	$501	$501	$—	$—
Certificates of deposit	39	39	—	—
Commercial paper	10,485	—	10,485	—
Corporate bonds	1,075,709	—	1,075,709	—
U.S. government agency obligations	303,401	—	303,401	—
	$1,390,135	$540	$1,389,595	$—

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(900)	$—	$—	$(900)

As of June 30, 2015 and December 31, 2014, the Company grouped money market funds, certificates of deposit and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2015 and December 31, 2014, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive.

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

The valuation technique used to measure fair value of the Company's Level 3 liability, which consists of a contingent consideration related to the acquisition of Velocius Networks, Inc. ("Velocius") in 2013, is primarily an income approach. The significant unobservable input used in the fair value measurement of the Velocius contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology. The remaining milestone was achieved on June 30, 2015 and is payable in the third quarter of 2015.

The following table reflects the activity for the Company’s liability measured at fair value using Level 3 inputs for the six months ended June 30, 2015 (in thousands):

June 30, 2015
Balance as of January 1, 2015	$(900)
Fair value adjustment to contingent consideration included in general and administrative expense	(100)
Balance as of June 30, 2015	$(1,000)

Contractual maturities of the Company’s available-for-sale marketable securities held at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Due in 1 year or less	$386,055	$519,642
Due after 1 year through 5 years	880,733	869,992
	$1,266,788	$1,389,634

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Trade accounts receivable	$236,114	$222,531
Unbilled accounts receivable	118,509	116,070
Gross accounts receivable	354,623	338,601
Allowance for doubtful accounts	(977)	(1,033)
Reserve for cash-basis customers	(10,716)	(7,990)
Total accounts receivable reserves	(11,693)	(9,023)
Accounts receivable, net	$342,930	$329,578

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2015 was as follows (in thousands):

Balance as of January 1, 2015	$1,051,294
Acquisition of Xerocole, Inc.	12,859
Acquisition of Codemate A/S	69,945
Foreign currency translation	1,849
Balance as of June 30, 2015	$1,135,947

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$116,891	$(52,065)	$64,826	$88,331	$(45,537)	$42,794
Customer-related intangible assets	191,710	(96,994)	94,716	173,600	(91,160)	82,440
Non-compete agreements	6,870	(2,946)	3,924	8,890	(4,224)	4,666
Trademarks and trade names	3,700	(1,436)	2,264	3,700	(1,188)	2,512
Acquired license rights	490	(490)	—	490	(490)	—
Total	$319,661	$(153,931)	$165,730	$275,011	$(142,599)	$132,412

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2015 was $6.8 million and $13.5 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2014 was $8.4 million and $15.3 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2015, aggregate expense related to amortization of acquired intangible assets is expected to be $13.5 million for the remainder of 2015, and $26.4 million, $27.6 million, $23.3 million and $21.0 million for 2016, 2017, 2018 and 2019, respectively.

5. Business Acquisitions

The Company acquired Xerocole, Inc. ("Xerocole") in February 2015 and Codemate A/S and its wholly-owned subsidiary Octoshape ApS (together, "Octoshape") in April 2015. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's consolidated financial results. Revenue and earnings of the acquired companies since the date of the acquisitions that are included in the Company's consolidated statements of income are also not presented because they are not material. The total amount of acquisition-related costs were $0.8 million for the six months ended June 30, 2015 and are included in general and administrative expense in the consolidated statements of income.

Xerocole

On February 27, 2015, the Company acquired Xerocole, a provider of recursive Domain Name System ("DNS") functionality, for $16.6 million in cash. The Company acquired Xerocole with a goal of expanding its existing Authoritative DNS products. The Company allocated $12.9 million of the cost of the acquisition to goodwill and $4.9 million to acquired intangibles, which have a weighted average useful life of 8.8 years. The allocation of the purchase price has been finalized.

Octoshape

On April 6, 2015, the Company acquired all of the outstanding capital stock of Octoshape in exchange for $107.5 million in cash, subject to post-closing adjustments. Octoshape is a cloud service provider focused on delivering broadcast, enterprise and carrier solutions. The goal of acquiring Octoshape is to make available for customers additional delivery and optimization technologies for video streams of over-the-top (also known as OTT) content and to enable the Company to more fully support Internet Protocol television (also known as IPTV) solutions.

The allocation of the purchase price is finalized, with the exception of evaluating certain accounts receivable, current liabilities and tax-related assets and liabilities. The Company is in the process of gathering the facts and circumstances existing as of the acquisition date in order to finalize the valuation of these items.

The following table presents the preliminary allocation of the purchase price for Octoshape (in thousands):

Total purchase consideration	$107,547

Allocation of the purchase consideration:
Cash	$664
Accounts receivable	1,976
Other current assets	393
Identifiable intangible assets	41,950
Goodwill	69,945
Deferred tax assets	5,230
Total assets acquired	120,158
Other current liabilities	(1,983)
Current deferred revenue	(770)
Deferred tax liabilities	(9,858)
Total liabilities assumed	(12,611)
Net assets acquired	$107,547

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Octoshape expected to be deducted for tax purposes is $69.9 million.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life
Completed technologies	$25,310	9.8
Customer-related intangible assets	16,560	11.8
Non-compete agreements	80	2.0
Total	$41,950

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

The Notes consist of the following components (in thousands):

	June 30, 2015	December 31, 2014
Liability component:
Principal	$690,000	$690,000
Less: debt discount, net of amortization	(75,516)	(85,149)
Net carrying amount	$614,484	$604,851

Equity component:	$101,276	$101,276

The estimated fair value of the Company's Notes at June 30, 2015 was $720.9 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $69.82 on June 30, 2015, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrently with the issuance of the Notes. The repurchases were made in accordance with the share repurchase program previously approved by the Board of Directors (Note 8). Additionally, $23.3 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The Company intends to use the remaining net proceeds for working capital and other general corporate purposes, as well as for potential additional acquisitions and strategic transactions.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the statements of income related to the Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of debt discount	$459	$442	$914	$630
Amortization of debt issuance costs	4,838	4,671	9,634	6,661
Capitalization of interest expense	(619)	(597)	(1,294)	(834)
Total interest expense	$4,678	$4,516	$9,254	$6,457

7. Contingencies

The Company is conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of the Company’s revenue during the three and six months ended June 30, 2015, and in each of the years ended December 31, 2014, 2013 and 2012. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market. In February 2015, the Company voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. The Company is cooperating with those agencies. As of the filing of these financial statements, the Company cannot predict the outcome of this matter. No provision with respect to this matter has been made in the Company's consolidated financial statements.

8. Stockholders’ Equity

Share Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. During the six months ended June 30, 2015, the Company repurchased 1.8 million shares of its common stock for $126.1 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$3,502	$3,076	$6,665	$5,871
Research and development	6,009	5,061	11,375	9,538
Sales and marketing	12,847	12,796	25,830	23,328
General and administrative	9,893	10,745	18,050	18,055
Total stock-based compensation	32,251	31,678	61,920	56,792
Provision for income taxes	(10,405)	(10,156)	(22,107)	(18,380)
Total stock-based compensation, net of income taxes	$21,846	$21,522	$39,813	$38,412

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and six months ended June 30, 2015 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.4 million and $6.4 million, respectively, before income taxes. For the three and six months ended June 30, 2014, the Company's consolidated statements of income include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $2.0 million and $3.9 million, respectively, before income taxes.

9. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the six months ended June 30, 2015 (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investments	Total
Balance as of January 1, 2015	$(22,064)	$4,453	$(17,611)
Other comprehensive (loss) income	(7,808)	1,040	(6,768)
Balance as of June 30, 2015	$(29,872)	$5,493	$(24,379)

The tax effect on accumulated unrealized gain on investments was insignificant as of June 30, 2015 and December 31, 2014. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the six months ended June 30, 2015.

10. Income Taxes

The Company’s effective income tax rate was 34.8% and 36.2% for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For the six months ended June 30, 2015, the effective income tax rate was lower than the federal statutory tax rate due to the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes. For the six months ended June 30, 2014, the effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes, partially offset by income from foreign jurisdictions with lower tax rates.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$67,200	$72,886	$144,946	$145,686
Denominator:
Shares used for basic net income per share	178,682	178,081	178,614	178,393
Effect of dilutive securities:
Stock options	912	1,242	954	1,312
RSUs and deferred stock units	1,144	1,518	1,214	1,734
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	180,738	180,841	180,782	181,439
Basic net income per share	$0.38	$0.41	$0.81	$0.82
Diluted net income per share	$0.37	$0.40	$0.80	$0.80

For the three and six months ended June 30, 2015 and 2014, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items would be anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potential outstanding shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	—	474	13	563
Service-based RSUs	28	1,008	325	761
Performance-based RSUs	1,148	575	1,148	575
Convertible senior notes	7,704	7,704	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704	7,704	7,704

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

Overview

We provide cloud services for delivering, optimizing and securing online content and business applications. We generally execute contracts with terms of one year or longer, and we believe this emphasis on longer-term contracts allows us to have a consistent and predictable base level of revenue which is important to our financial success. We have been able to increase our revenue and profitability in recent years because we have expanded our customer base and increased the amount and value of services, features and functionalities that our customers purchase. These achievements have enabled us to limit the impact of customer cancellations and terminations as well as the effect of price reductions resulting from contract renewals. Continuing these trends requires that we compete effectively in the marketplace on the basis of the quality, price and overall attractiveness of our services and technology.

Our revenue is primarily impacted by the prices we are able to charge for our services, the amount of traffic we serve on our network, the impact of seasonal variations on our business and the timing and variability of customer-specific one-time events. We have observed the following trends related to our revenue in recent years:

•
On a consistent basis, we have increased committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers. We have also experienced increases in the rate of traffic delivered for our customers that use our solutions for video, gaming, social media and software downloads. These increases have offset price reductions and losses of customers to competitors or in-house solutions.

•	The unit prices paid by some of our customers have declined, reflecting the impact of competition. Our profitability would have been higher absent these price declines.

•
We have experienced variations in certain types of revenue from quarter to quarter; in particular, we experience higher revenue in the fourth quarter of the year for some of our solutions as a result of the holiday season. We also experience lower revenue in the summer months, particularly in Europe, from both e-commerce and media customers because overall Internet use declines during that time. In addition, we experience quarterly variations in revenue attributable to the nature and timing of software and gaming releases by our customers using our software download solutions and the frequency and timing of custom services.

Our profitability is also impacted by our expense levels, including direct costs to support our revenue, such as co-location and bandwidth costs, and expenses incurred to support strategic initiatives that we anticipate will generate revenue in the future. We have observed the following trends related to our profitability in recent years:

•
We have increased headcount to support our revenue growth and strategic initiatives, and as a result, our payroll and related compensation costs have increased. We increased our headcount by 1,200 employees in 2014, including 200 employees who were part of the acquisition of Prolexic Technologies, Inc., or Prolexic, in the first quarter of 2014. We hired an additional 620 employees during the six months ended June 30, 2015, including employees who were part of the acquisitions of Xerocole, Inc., or Xerocole, and Codemate A/S, known as "Octoshape". We expect to continue to hire additional employees, but at a slower rate, both domestically and internationally in support of our strategic initiatives.

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

Fluctuations of foreign currency exchange rates have also impacted our reported results. Revenue and expenses of our international operations are important contributors to our overall financial performance, and as currencies have weakened against the U.S. dollar, our revenue has been negatively impacted and our expenses have been positively impacted. If foreign currency exchange rates during the six months ended June 30, 2015 had remained the same as exchange rates during the six months ended June 30, 2014, our revenue would have increased by 19% as opposed to 15%. Diluted earnings per share would have increased by 6% as opposed to remaining flat had exchange rates remained constant during the same period.

During the six months ended June 30, 2015, we completed two acquisitions. While the impact of the acquisitions are immaterial to our financial results as a whole, they have increased our level of expenses. During the six months ended June 30, 2015, our results include the activities of the acquisition of Xerocole in February 2015 and of Octoshape in April 2015. During the six months ended June 30, 2014, we acquired Prolexic in February 2014.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	33.3	31.4	32.7	31.1
Research and development expense	6.8	6.7	6.8	6.5
Sales and marketing expense	20.6	19.2	20.1	18.6
General and administrative expense	18.3	17.2	17.7	17.0
Amortization of acquired intangible assets	1.2	1.8	1.3	1.6
Restructuring charges	0.1	0.1	—	0.1
Total costs and operating expenses	80.3	76.4	78.6	74.9
Income from operations	19.7	23.6	21.4	25.1
Interest income	0.5	0.4	0.5	0.4
Interest expense	(0.9)	(0.9)	(0.9)	(0.7)
Other expense, net	(0.3)	(0.2)	(0.2)	(0.2)
Income before provision for income taxes	19.0	22.9	20.8	24.6
Provision for income taxes	6.5	7.5	7.2	8.9
Net income	12.5%	15.4%	13.6%	15.7%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
Revenue	$540,723	$476,035	13.6%	17.9%	$1,067,259	$929,537	14.8%	18.9%

During the three- and six-month periods ended June 30, 2015, the increase in our revenue as compared to the same periods in 2014 was the result of balanced growth across all of our solutions and geographies, with particularly strong growth from our Cloud Security Solutions. For the three- and six-month periods ended June 30, 2015 and 2014, no single customer accounted for 10% or more of revenue.

Changes in foreign currency exchange rates negatively impacted our revenue by $20.6 million and $37.8 million during the three- and six-month periods ended June 30, 2015, respectively, as compared to the same periods in 2014.

For the three- and six-month periods ended June 30, 2015, resellers accounted for 27% and 26% of revenue, respectively, as compared to 25% and 24% of revenue for the same periods in 2014, respectively. The increase in revenue from resellers was attributable to increased traction with our carrier channel partners.

During the first quarter of 2015, we elected to revise the presentation of our revenue solution categories, primarily related to how we present product-specific services revenue. Historically, product-specific services revenue was classified as Service and Support Solutions revenue. Beginning in the first quarter of 2015, revenues from product-specific services were classified in their respective product solution categories; accordingly, we have revised prior period amounts in the following table.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
Media Delivery Solutions	$243,503	$217,600	11.9%	16.6%	$485,345	$433,489	12.0%	16.4%
Performance and Security Solutions	256,039	222,162	15.2	19.2	501,021	424,341	18.1	21.7
Service and Support Solutions	41,181	36,273	13.5	18.3	80,893	71,707	12.8	17.1
Total revenue	$540,723	$476,035	13.6%	17.9%	$1,067,259	$929,537	14.8%	18.9%

The growth in Media Delivery Solutions revenue for the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014, was due to higher demand across most of our customer base and particularly from our largest, most strategic accounts. The increase was partially offset by the absence of revenue from several large software and gaming releases, as well as the men's soccer World Cup matches and Sochi Olympics, which occurred during the six-month period ended June 30, 2014.

The increase in Performance and Security Solutions revenue for the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014, was due to increased demand across all major product lines, with especially strong growth for our Cloud Security Solutions. Cloud Security Solutions revenue for the three- and six-month periods ended June 30, 2015 was $61.0 million and $116.0 million, respectively, as compared to $43.7 million and $73.9 million for the three- and six-month periods ended June 30, 2014, respectively. The increase for the six months ended June 30, 2015 as compared to the same period in 2014 was also impacted by the acquisition of Prolexic, which occurred in February 2014.

The increase in Service and Support Solutions revenue for the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014, was due to higher sales of our service and support offerings from new customer attachment rates for enterprise-class professional services and service offering upgrades into our installed base.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
U.S.	$399,103	$343,228	16.3%	16.3%	$788,076	$668,412	17.9%	17.9%
International	141,620	132,807	6.6	22.1	279,183	261,125	6.9	21.4
Total revenue	$540,723	$476,035	13.6%	17.9%	$1,067,259	$929,537	14.8%	18.9%

Revenue derived from our operations located outside of the U.S. for each of the three- and six-month periods ended June 30, 2015 was approximately 26%, as compared to 28% for each of the three- and six-month periods ended June 30, 2014. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.

Revenue from our operations in the U.S. experienced strong performance across all of our solution categories during the three- and six-month periods ended June 30, 2015. During the first six months of 2015, we also experienced strong revenue growth from our operations in the Asia Pacific region and continued improvement in revenue growth from our operations in Europe, the Middle East and Africa, attributable to sales growth across all of our solutions.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Bandwidth fees	$36,088	$29,411	22.7%	$71,601	$58,247	22.9%
Co-location fees	31,569	28,874	9.3	61,260	56,894	7.7
Network build-out and supporting services	15,533	11,250	38.1	26,960	21,297	26.6
Payroll and related costs	39,600	36,274	9.2	77,152	67,692	14.0
Stock-based compensation, including amortization of prior capitalized amounts	6,797	4,995	36.1	12,775	9,620	32.8
Depreciation of network equipment	31,933	25,660	24.4	63,432	50,451	25.7
Amortization of internal-use software	18,390	12,854	43.1	36,024	24,729	45.7
Total cost of revenue	$179,910	$149,318	20.5%	$349,204	$288,930	20.9%
As a percentage of revenue	33.3%	31.4%		32.7%	31.1%

The increase in total cost of revenue for the three- and six-month periods ended June 30, 2015 as compared to the same periods in 2014 was primarily due to increases in:

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network;

•	amounts paid for network build-out and supporting services related to the increase in server deployments and investments in network expansion;

•
payroll and related costs of service personnel due to headcount growth to support our product-aligned and discrete services revenue growth and our network operations personnel to support our product revenue; and

•	depreciation of network equipment and amortization of internal-use software as we continued to invest in our infrastructure and release internally developed software onto our network.

Our cost of revenue as a percentage of revenue has also increased during the three- and six-month periods ended June 30, 2015 as compared to the same periods in 2014. The increase is primarily the result of our increased investments in network expansion.

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

We believe that cost of revenue will increase during the remaining quarters of 2015 as compared to the first two quarters of 2015, primarily because we expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic and additional co-location fees. The planned increase in cost of revenue during the remainder of 2015 is also related to planned expenditures on platform capacity in anticipation of future greater demand for our over-the-top, or OTT, video delivery services. However, our anticipated increases in cost of revenue are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, for the remaining quarters of 2015, we anticipate amortization of internal-use software development costs to increase, as compared to the first two quarters of 2015, along with increased payroll and related costs associated with our network and professional services personnel and related expenses. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Payroll and related costs	$54,619	$46,373	17.8%	$109,554	$88,804	23.4%
Stock-based compensation	6,009	5,061	18.7	11,375	9,538	19.3
Capitalized salaries and related costs	(25,845)	(22,056)	17.2	(52,087)	(42,056)	23.9
Other expenses	1,910	2,674	(28.6)	3,679	4,000	(8.0)
Total research and development	$36,693	$32,052	14.5%	$72,521	$60,286	20.3%
As a percentage of revenue	6.8%	6.7%		6.8%	6.5%

The increase in research and development expenses during the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014, was due to increases in payroll and related costs as a result of continued growth in headcount to support investments in new product development and network scaling, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three- and six-month periods ended June 30, 2015, we capitalized $4.1 million and $7.8 million, respectively, of stock-based compensation. During the three- and six-month periods ended June 30, 2014, we capitalized $3.5 million and $6.9 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses will increase in absolute dollars during the remaining quarters of 2015 as compared to the first two quarters of 2015, as we expect to continue to hire additional development personnel in order to make improvements to our core technology and support the development of new services and engineering innovation.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Payroll and related costs	$79,461	$62,093	28.0%	$151,529	$116,777	29.8%
Stock-based compensation	12,847	12,796	0.4	25,830	23,328	10.7
Marketing programs and related costs	9,101	7,259	25.4	20,877	17,779	17.4
Other expenses	10,092	9,314	8.4	16,744	14,643	14.3
Total sales and marketing	$111,501	$91,462	21.9%	$214,980	$172,527	24.6%
As a percentage of revenue	20.6%	19.2%		20.1%	18.6%

The increase in sales and marketing expenses during the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014, was primarily due to higher payroll and related costs, as we invested in our sales and marketing organization, as well as an increase in marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion. Other expenses, which consists primarily of sales and marketing events and related travel expenses, increased as we grew our sales and marketing organization.

We believe that sales and marketing expenses will increase in absolute dollars during the remaining quarters of 2015 as compared to the first two quarters of 2015, due to an expected increase in payroll and related costs as a result of anticipated headcount growth, although at a slower pace than we have recently experienced, primarily with respect to our direct sales team and corporate marketing function.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Payroll and related costs	$40,885	$35,714	14.5%	$82,022	$68,024	20.6%
Stock-based compensation	9,893	10,745	(7.9)	18,050	18,055	—
Depreciation and amortization	13,620	9,876	37.9	25,353	18,049	40.5
Facilities-related costs	15,955	12,478	27.9	30,187	25,472	18.5
Provision for doubtful accounts	345	274	25.9	336	171	96.5
Acquisition-related costs	88	444	(80.2)	806	3,836	(79.0)
Professional fees and other expenses	18,366	12,349	48.7	31,990	24,434	30.9
Total general and administrative	$99,152	$81,880	21.1%	$188,744	$158,041	19.4%
As a percentage of revenue	18.3%	17.2%		17.7%	17.0%

The increase in general and administrative expenses for the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014, was primarily due to the expansion of company infrastructure to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. In particular, we increased general and administrative headcount and our facility footprint, which increased payroll and related costs, facilities-related costs and depreciation and amortization. We have also increased the number of software-as-a-service (or SaaS) solutions that we use in 2015, as compared to 2014, which contributed to the increase in professional fees and other expenses. These increases were partially offset by a decrease in acquisition-related costs due to the acquisition of Prolexic in the first quarter of 2014, with no corresponding acquisitions of comparable size for the six-month period ended June 30, 2015.

During the remaining quarters of 2015, we expect general and administrative expenses to increase in absolute dollars as compared to the first two quarters of 2015, due to anticipated higher payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology and planned facility expansion.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Amortization of acquired intangible assets	$6,752	$8,403	(19.6)%	$13,532	$15,251	(11.3)%
As a percentage of revenue	1.2%	1.8%		1.3%	1.6%

The decrease in amortization of acquired intangible assets for the three- and six-month periods ended June 30, 2015 as compared to the same periods in 2014 was driven by the finalization of amortization of intangible assets acquired in earlier years, in addition to the deceleration in recognition of customer backlog-related intangible assets acquired from Prolexic, which have a short useful life. Based on our intangible assets at June 30, 2015, we expect amortization of acquired intangible assets to be approximately $13.5 million for the remainder of 2015, and $26.4 million, $27.6 million, $23.3 million and $21.0 million for 2016, 2017, 2018 and 2019, respectively.

Restructuring Charges

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Restructuring charges	$455	$569	(20.0)%	$497	$1,304	(61.9)%
As a percentage of revenue	0.1%	0.1%		—%	0.1%

The restructuring charges for the three- and six-month periods ended June 30, 2015 consisted of severance expenses as a result of acquisitions. The charges for the three- and six-month periods ended June 30, 2014 consisted of severance expenses as a result of the acquisition of Prolexic.

Non-Operating Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Interest income	$2,541	$1,740	46.0%	$5,542	$3,379	64.0%
As a percentage of revenue	0.5%	0.4%		0.5%	0.4%
Interest expense	(4,678)	(4,516)	3.6%	(9,254)	(6,457)	43.3%
As a percentage of revenue	(0.9)%	(0.9)%		(0.9)%	(0.7)%
Other expense, net	(1,605)	(899)	78.5%	(1,906)	(1,780)	7.1%
As a percentage of revenue	(0.3)%	(0.2)%		(0.2)%	(0.2)%

For the periods presented, interest income consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other expense, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuations in other expense, net for the three- and six-month periods ended June 30, 2015, as compared to the same periods in 2014, were primarily due to foreign currency exchange rate fluctuations on inter-company and other non-functional currency transactions. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Provision for income taxes	$35,318	$35,790	(1.3)%	$77,217	$82,654	(6.6)%
As a percentage of revenue	6.5%	7.5%		7.2%	8.9%
Effective income tax rate	34.5%	32.9%		34.8%	36.2%

For the six months ended June 30, 2015, our effective income tax rate was lower than the federal statutory tax rate due to the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes. For the six months ended June 30, 2014, our effective income tax rate was higher than the federal statutory tax rate mainly due to the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes, partially offset by income from foreign jurisdictions with lower tax rates.

We expect our effective income tax rate to remain relatively consistent during the remaining quarters of 2015, as compared to the first half of 2015. This expectation does not take into consideration the effect of potential other one-time discrete items that may be recorded in the future. The effective tax rate could be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

•
Stock-based compensation and amortization of capitalized stock-based compensation – Although stock-based compensation is an important aspect of the compensation paid to our employees and executives, the grant date fair value varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

•
Acquisition-related costs – Acquisition-related costs include transaction fees, due diligence costs and other direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amounts of contingent consideration and indemnification associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions.

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

•
Loss on investments and legal matters – We have incurred losses from the impairment of certain investments and the settlement of legal matters. In addition, we have incurred costs with respect to our internal investigation related to sales practices in a country outside of the U.S. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them occur infrequently and are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income from operations	$106,260	$112,351	$227,781	$233,198
Amortization of acquired intangible assets	6,752	8,403	13,532	15,251
Stock-based compensation	32,251	31,678	61,920	56,792
Amortization of capitalized stock-based compensation and capitalized interest expense	3,636	2,034	6,744	3,962
Other operating expenses	1,439	1,361	3,148	5,488
Non-GAAP income from operations	$150,338	$155,827	$313,125	$314,691

GAAP operating margin	20%	24%	21%	25%
Non-GAAP operating margin	28%	33%	29%	34%

Other operating expenses excluded from the non-GAAP results presented in the table above includes: acquisition-related costs, restructuring charges and certain legal matter costs.

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$67,200	$72,886	$144,946	$145,686
Amortization of acquired intangible assets	6,752	8,403	13,532	15,251
Stock-based compensation	32,251	31,678	61,920	56,792
Amortization of capitalized stock-based compensation and capitalized interest expense	3,636	2,034	6,744	3,962
Other operating expenses	1,439	1,361	3,148	5,488
Amortization of debt discount and issuance costs	4,678	4,516	9,254	6,457
Loss on investments	—	393	25	393
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(13,788)	(15,721)	(26,225)	(23,562)
Non-GAAP net income	$102,168	$105,550	$213,344	$210,467

GAAP net income per diluted share	$0.37	$0.40	$0.80	$0.80
Non-GAAP net income per diluted share	$0.57	$0.58	$1.18	$1.16
Shares used in diluted per share calculations	180,738	180,841	180,782	181,439

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; other operating expenses (comprised of acquisition-related costs, restructuring charges, benefit from adoption of software development activities, gains and other activity related to divestiture of a business, gains and losses on legal settlements, and costs incurred with respect to our internal investigation relating to sales practices in a country outside the U.S.); foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$67,200	$72,886	$144,946	$145,686
Amortization of acquired intangible assets	6,752	8,403	13,532	15,251
Stock-based compensation	32,251	31,678	61,920	56,792
Amortization of capitalized stock-based compensation and capitalized interest expense	3,636	2,034	6,744	3,962
Other operating expenses	1,439	1,361	3,148	5,488
Interest income	(2,541)	(1,740)	(5,542)	(3,379)
Amortization of debt discount and issuance costs	4,678	4,516	9,254	6,457
Provision for income taxes	35,318	35,790	77,217	82,654
Depreciation and amortization	63,601	48,275	124,173	93,015
Other expense, net	1,605	899	1,906	1,780
Adjusted EBITDA	$213,939	$204,102	$437,298	$407,706
Adjusted EBITDA margin	40%	43%	41%	44%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2015, our cash, cash equivalents and marketable securities, which consisted primarily of corporate bonds and U.S. government agency securities, totaled $1.5 billion. Factoring in our convertible senior notes, our net cash is $835.0 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2015, we had cash and cash equivalents of $149.2 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, inter-company obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Net income	$144,946	$145,686
Non-cash reconciling items included in net income	177,756	178,851
Changes in operating assets and liabilities	41,050	(35,290)
Net cash flows provided by operating activities	$363,752	$289,247

The increase in cash provided by operating activities for the six-month period ended June 30, 2015 as compared to the same period in 2014 was primarily due to a $48.3 million decrease in cash paid for taxes year-over-year and stronger cash collections during the second quarter of 2015 as compared to the same quarter in 2014. The decrease in cash paid for taxes is the result of an income tax refund received in the second quarter of 2015 related to the finalization of an audit and the timing differences in which we make quarterly estimated payments. Accounts receivable days sales outstanding was 59 days as of June 30, 2015, compared to 60 days as of June 30, 2014.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Cash paid for acquired businesses, net of cash acquired	$(122,945)	$(386,532)
Purchases of property and equipment and capitalization of internal-use software development costs	(233,082)	(154,525)
Net marketable securities activity	123,696	(325,469)
Other investing activity	(1,909)	2,028
Net cash used in investing activities	$(234,240)	$(864,498)

The decrease in cash used in investing activities primarily relates to the acquisition of Prolexic during the six-month period ended June 30, 2014, with no corresponding acquisition of the same magnitude in the six-month period ended June 30, 2015. The decrease in cash used in investing activities was partially offset by an increase of purchases of property and equipment and capitalized internal-use software during the six-month period ended June 30, 2015, as compared to the same period in 2014, as we continued to invest in our network with the goal of enhancing and adding functionality to our service offerings.

During the six-month period ended June 30, 2015, we made large planned investments in our network infrastructure to support the continued growth of our customer base and an expected increase in traffic growth. Additionally, during the six-month period ended June 30, 2015, we incurred facility build-outs and IT costs to support our increase in headcount and the expansion of company infrastructure to support our engineering and go-to-market strategy. While we will continue to make investments in these areas, we do not expect expenditures to continue at the same rate for each of the remaining quarters of 2015 as compared to the first two quarters of 2015.

Cash (Used in) Provided by Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Activity related to convertible senior notes	$—	$655,413
Activity related to stock-based compensation	19,895	43,412
Repurchases of common stock	(126,068)	(187,491)
Acquisition-related financing activities	—	(17,862)
Other financing activities	(1,250)	—
Net cash (used in) provided by financing activities	$(107,423)	$493,472

The decrease in cash from financing activities during the six-month period ended June 30, 2015 was primarily the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. Concurrent with the convertible senior notes issuance, we also repurchased $62.0 million of our common stock, which contributed to the decrease in repurchases of common stock in the six-month period ended June 30, 2015 as compared to the same period in 2014.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. The goal of the October 2013 share repurchase program is to both offset dilution from our equity compensation plans and to provide the flexibility to increase distributions to our shareholders as business and market conditions warrant.

During the six-month period ended June 30, 2015, we repurchased 1.8 million shares of common stock at a weighted average price of $70.53 per share for an aggregate of $126.1 million. During the six-month period ended June 30, 2014, we repurchased 3.3 million shares of common stock at a weighted average price of $57.23 per share for an aggregate of $187.5 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 6 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We intend to use the net proceeds of the offering for additional share repurchases, working capital and general corporate purposes, including potential additional acquisitions and other strategic transactions.

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

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, service agreements with co-location facilities for data center capacity and bandwidth usage and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of June 30, 2015, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2014, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended June 30, 2015 was determined to be immaterial.

As of June 30, 2015, we did not have any additional material off-balance sheet arrangements.

Legal Matters

We are conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of our revenue during the three and six months ended June 30, 2015, and in each of the years ended December 31, 2014, 2013 and 2012. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market.  In February 2015, we voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. We are cooperating with those agencies. As of the filing of this quarterly report on Form 10-Q, we cannot predict the outcome of this matter. No provision with respect to this matter has been made in our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. However, in April 2015, the FASB proposed deferring the effective date for one year. Once the final deferral standard is issued, the guidance will be effective for us on January 1, 2018. This guidance may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the potential impact of adopting this new accounting guidance.

In April 2015, the FASB issued updated guidance that will change the current presentation of debt issuance costs on the balance sheet. This new guidance will move debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The guidance will be effective for us on January 1, 2016. We will reclassify our debt issuance costs included in other assets on the consolidated balance sheet to convertible senior notes within the liabilities and stockholders' equity section. The amount of deferred financing costs expected to be reclassified as of January 1, 2016 is $6.2 million. This revision will have no impact on our results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, high-quality corporate debt securities, mutual funds and money market funds. The majority of our investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

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

Transaction Exposure

We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2015.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2015, one customer had an accounts receivable balance of 10% or more of our accounts receivable. As of December 31, 2014, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that, at June 30, 2015, the concentration of credit risk related to accounts receivable was not significant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have been in business for more than 15 years and consider ourselves pioneers in the development of content and application delivery solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings or risk losing such business. We believe, therefore, that developing innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly changing technology environment where it can be difficult to anticipate the needs of potential customers and where competitors may develop products and services that are, or may be viewed as, better than ours. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services the market will accept. This could cause our expenses to grow more rapidly than our revenue. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

We believe that the Internet has the potential to experience dramatic growth in the future. For example, only a relatively small percentage of individuals watch television over the Internet now, but many predict that the Internet will become the dominant medium for delivery of video content in the future. In addition, the use of mobile devices has increased rapidly in recent years and is expected to continue to grow in the future. There could develop an inflection point above which global usage of the Internet increases to a level that our current approaches to the delivery of content and applications may not be sustainable at current levels of profitability or at all. It is expensive to deploy dedicated servers in data centers around the world; therefore, that approach of deploying at the "edge" of the Internet may be inadequate to fully address our customer's evolving needs or we may no longer be able to maintain our current approach to delivery. If we are unable to develop or acquire scalable new technologies to address the expected growth and other changes we expect, our business and financial statements may suffer.

The information technology industry and the markets in which we compete are constantly evolving, which makes our future business strategies, practices and results difficult to predict.

The information technology industry and the markets in which we compete have grown rapidly over the life of our company and continue to evolve in response to new technological advances, changing business models and other factors. We and the other companies that compete in this industry and these markets experience continually shifting business relationships, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to:

•	our customers or partners becoming competitors;

•	our network suppliers becoming partners with us or, conversely, no longer seeking to work with us;

•	our working more closely with hardware providers;

•	large technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as competitors; and

•	needing to expand into new lines of business.

As a result of this constantly changing environment, our future business strategies, practices and results may be difficult to predict, and we may face operational difficulties in adjusting to the changes.

If we are unable to compete effectively, our business will be adversely affected.

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, service offerings and geographic region and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are: excellence of technology, global presence, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength. Competitors include some of our current partners and customers.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies and allocate greater resources to the promotion, marketing, and sales of their services; and

•	dedicate greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge;

•	develop new business models that are disruptive to us; and

•	respond more quickly than we can to new or emerging technologies and changes in customer requirements, resulting in superior offerings.

Existing and potential customers may not purchase our services, or may limit their use of them, because they:

•	pursue a "do-it-yourself" approach by putting in place equipment, software and other technology solutions for content and application delivery within their internal systems;

•	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

•	implement multi-vendor policies to reduce reliance on external providers like us.

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

It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of high-margin services, features and functionalities that our existing customers purchase. We cannot predict our renewal rates. Some customers may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. Historically, a significant percentage of our renewals, particularly with larger customers, have involved unit price declines as competition has increased and the market for certain parts of our business has matured. Our renewal rates may decline as a result of a number of factors, including competitive pressures, customer dissatisfaction with our services, customers' inability to continue their operations and spending levels, the impact of multi-vendor policies, customers implementing or increasing their use of in-house technology solutions and general economic conditions. In addition, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a commitment would make it easier for customers to stop doing business with us, which would negatively impact revenue.

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

Numerous other factors could cause our revenue growth rate and profitability to decline.

Our revenue growth rate and profitability may decline in future periods as a result of a number of other factors, including:

•	failure to experience traffic growth and increase sales of our core services and advanced features;

•	changes in our customers' business models that we do not fully anticipate or that we fail to address adequately;

•	customers, particularly larger media customers, implementing their own data centers and delivery approaches to limit their reliance on third party providers like us;

•	macro-economic pressures; and

•	failure of a significant number of customers to pay our fees on a timely basis or at all or to continue to purchase our services in accordance with their contractual commitments.

We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. We also face higher expenses due to increased headcount and customers shifting significant amounts of their traffic to our secure socket layer, or SSL, network. Therefore, if our revenue does not increase as forecasted, we may not be able to maintain our current level of profitability in 2015 or on a quarterly or annual basis thereafter.

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

Acquisitions are an important part of our corporate strategy. We may also enter into other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•	the difficulty of integrating the operations and personnel of acquired companies;

•	the potential disruption of our ongoing business;

•	the potential distraction of management;

•	diversion of business resources from core operations;

•	expenses related to the transactions;

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and

•	potential unknown liabilities associated with acquired businesses.

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

We have operations in numerous foreign countries and may continue to expand our operations internationally. Such expansion could require us to make significant expenditures, which could harm our profitability. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

Defects or disruptions in our services could diminish demand for our solutions or subject us to substantial liability.

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our services and platform. We have also experienced customer dissatisfaction with the quality of some of our media delivery and other services which has led to loss of business and could lead to loss of customers in the future. There may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner, and we may have insufficient resources to efficiently cope with multiple service incidents happening simultaneously or in rapid succession. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified and improve the quality of our services, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenue and market share, damage to our reputation, increased expenses, delayed payments and legal actions by our customers. If we elect to move into new areas that involve legal and regulatory complexities such as monetizing data, providing regulated telecommunications services, or handling personally identifiable information, the potential risks and magnitude of losses we face could increase.

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

Furthermore, our revenue, particularly that portion attributable to usage of our services beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media and commerce customers for which holiday sales are a key but unpredictable driver of usage of our services. In the future, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a commitment would make it easier for customers to stop doing business with us, which would create additional challenges with our forecasting processes. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance or make changes in our guidance with respect to future operating results, our stock price may decrease significantly as a result.

Any of these events, as well as other circumstances discussed in these Risk Factors, may cause the price of our common stock to fall. In addition, the stock market in general, and the market prices of stock of publicly-traded technology companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of such companies. These broad stock market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

Any failure to meet our debt obligations would damage our business.

As of June 30, 2015, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement and other claims, including those that may arise under international laws. In many cases, we have agreed to indemnify our customers and channel and strategic partners if our services infringe or misappropriate specified intellectual property rights; therefore, we could become involved in litigation or claims brought against customers or channel or strategic partners if our services or technology are the subject of such allegations. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers or channel or strategic partners could result in substantial costs and diversion of resources and require us to do one or more of the following:

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

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal control over financial reporting and disclosure controls and procedures were effective as of the end of the period covered by this report, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes, including by expanding our operations in different markets, increasing reliance on channel partners and completing acquisitions, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

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

A large number of proposals pending before the U.S. Congress, various state legislative bodies, foreign governments and regulatory agencies in the United States and other countries concern data privacy and retention issues related to our business. It is not possible to predict whether, when, or the extent to which such proposals may be adopted. In addition, the interpretation and application of user data protection laws are currently unsettled. These laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current data protection policies and practices. Complying with potentially varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.

We have customer contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Most of our government contracts are subject to legislative approval of appropriations to fund the expenditures under these contracts. These factors combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

Global climate change and natural resource conservation regulations could adversely impact our business.

Our deployed network of servers consumes significant energy resources, including those generated by the burning of fossil fuels. In response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. In addition, our customers may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. It is possible that future regulatory or legislative initiatives or customer demands could affect the costs of operating our network of servers and our other operations. The costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenue and damage to our reputation.

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

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We currently intend to retain our future earnings, if any, for use in the operation of our business and do not expect to pay any cash dividends in the foreseeable future on our common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2015 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
April 1, 2015 – April 30, 2015	285,209	$72.42	285,209	$350,298
May 1, 2015 – May 31, 2015	247,898	76.16	247,898	331,419
June 1, 2015 – June 30, 2015	322,078	74.07	322,078	307,564
Total	855,185	$74.12	855,185	$307,564

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

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

Akamai Technologies, Inc.

August 10, 2015	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.15
Akamai Technologies, Inc. 2013 Stock Incentive Plan, as amended (incorporate by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 15, 2015)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Unaudited Consolidated Financial Statements.