Form 10-Q
period 2015-09-30
AKAMAI TECHNOLOGIES INC
filed 2015-11-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 4, 2015: 177,938,953

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$256,471	$238,650
Marketable securities	411,382	519,642
Accounts receivable, net of reserves of $9,007 and $9,023 at September 30, 2015, and December 31, 2014, respectively	365,957	329,578
Prepaid expenses and other current assets	115,601	128,981
Deferred income tax assets	61,574	45,704
Total current assets	1,210,985	1,262,555
Property and equipment, net	734,540	601,591
Marketable securities	837,020	869,992
Goodwill	1,135,500	1,051,294
Acquired intangible assets, net	158,978	132,412
Deferred income tax assets	1,888	1,955
Other assets	105,898	81,747
Total assets	$4,184,809	$4,001,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,902	$77,412
Accrued expenses	215,290	204,686
Deferred revenue	55,580	49,679
Other current liabilities	234	2,234
Total current liabilities	332,006	334,011
Deferred revenue	4,516	3,829
Deferred income tax liabilities	49,925	39,299
Convertible senior notes	619,365	604,851
Other liabilities	93,334	74,221
Total liabilities	1,099,146	1,056,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 181,081,173 shares issued and 178,233,604 shares outstanding at September 30, 2015, and 178,300,603 shares issued and outstanding at December 31, 2014	1,811	1,783
Additional paid-in capital	4,685,078	4,559,430
Accumulated other comprehensive loss	(33,519)	(17,611)
Treasury stock, at cost, 2,847,569 shares at September 30, 2015, and no shares at December 31, 2014	(202,426)	—
Accumulated deficit	(1,365,281)	(1,598,267)
Total stockholders’ equity	3,085,663	2,945,335
Total liabilities and stockholders’ equity	$4,184,809	$4,001,546

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue	$551,030	$498,042	$1,618,289	$1,427,579
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	183,204	158,812	532,408	447,742
Research and development	38,396	32,583	110,917	92,869
Sales and marketing	107,426	96,215	322,406	268,742
General and administrative	99,543	81,905	288,287	239,946
Amortization of acquired intangible assets	6,752	8,403	20,284	23,654
Restructuring charges (benefits)	20	(115)	517	1,189
Total costs and operating expenses	435,341	377,803	1,274,819	1,074,142
Income from operations	115,689	120,239	343,470	353,437
Interest income	2,723	2,010	8,265	5,389
Interest expense	(4,630)	(4,482)	(13,884)	(10,939)
Other income (expense), net	204	(188)	(1,702)	(1,968)
Income before provision for income taxes	113,986	117,579	336,149	345,919
Provision for income taxes	25,946	26,424	103,163	109,078
Net income	$88,040	$91,155	$232,986	$236,841
Net income per share:
Basic	$0.49	$0.51	$1.30	$1.33
Diluted	$0.49	$0.50	$1.29	$1.31
Shares used in per share calculations:
Basic	178,547	178,186	178,591	178,324
Diluted	180,364	180,955	180,642	181,278

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$88,040	$91,155	$232,986	$236,841
Other comprehensive loss:
Foreign currency translation adjustments	(9,261)	(10,763)	(17,069)	(7,937)
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(73), $715, $(647) and $324 for the three and nine months ended September 30, 2015 and 2014, respectively	121	(1,279)	1,161	483
Other comprehensive loss	(9,140)	(12,042)	(15,908)	(7,454)
Comprehensive income	$78,900	$79,113	$217,078	$229,387

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$232,986	$236,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,234	179,643
Stock-based compensation	92,966	84,800
Excess tax benefits from stock-based compensation	(24,851)	(23,958)
(Benefit) provision for deferred income taxes	(17,941)	10,622
Amortization of debt discount and issuance costs	13,884	10,939
Other non-cash reconciling items, net	3,271	2,535
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(40,707)	(50,213)
Prepaid expenses and other current assets	16,119	(22,346)
Accounts payable and accrued expenses	26,098	36,876
Deferred revenue	6,908	7,688
Other current liabilities	146	(703)
Other non-current assets and liabilities	18,247	(10,195)
Net cash provided by operating activities	546,360	462,529
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(122,445)	(386,532)
Purchases of property and equipment	(262,404)	(142,466)
Capitalization of internal-use software development costs	(103,742)	(83,841)
Purchases of short- and long-term marketable securities	(584,189)	(1,068,198)
Proceeds from sales of short- and long-term marketable securities	2,008	354,313
Proceeds from maturities of short- and long-term marketable securities	725,117	277,109
Other non-current assets and liabilities	(3,037)	7,222
Net cash used in investing activities	(348,692)	(1,042,393)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	678,735
Proceeds from the issuance of warrants related to convertible senior notes	—	77,970
Purchase of note hedge related to convertible senior notes	—	(101,292)
Repayment of acquired debt and capital leases	—	(17,862)
Proceeds related to the issuance of common stock under stock plans	54,288	75,361
Excess tax benefits from stock-based compensation	24,851	23,958
Employee taxes paid related to net share settlement of stock-based awards	(47,171)	(43,205)
Repurchases of common stock	(202,426)	(226,513)
Other non-current assets and liabilities	(2,050)	(1,575)
Net cash (used in) provided by financing activities	(172,508)	465,577
Effects of exchange rate changes on cash and cash equivalents	(7,339)	(5,265)
Net increase (decrease) in cash and cash equivalents	17,821	(119,552)
Cash and cash equivalents at beginning of period	238,650	333,891
Cash and cash equivalents at end of period	$256,471	$214,339

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the nine months ended September 30, 2015 of $19,285	$47,045	$117,723
Non-cash investing and financing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	27,026	40,131
Capitalization of stock-based compensation	13,133	11,577

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing online content and business applications. The Company's globally-distributed platform comprises approximately 200,000 servers in over 1,400 networks in more than 115 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing services for delivering, optimizing and securing online content and business applications over the Internet.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for the Company on January 1, 2018, and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of adopting this new accounting guidance.

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

In September 2015, the FASB issued updated guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. In an effort to reduce complexity in financial reporting, the new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The standard will be effective for the Company on January 1, 2016. The Company does not expect this guidance to have a material impact on its results of operations, financial condition or cash flows.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of September 30, 2015 and December 31, 2014 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2015
Corporate bonds	$1,017,036	$668	$(1,179)	$1,016,525	$392,335	$624,190
U.S. government agency obligations	230,598	257	(25)	230,830	19,047	211,783
	$1,247,634	$925	$(1,204)	$1,247,355	$411,382	$835,973

As of December 31, 2014
Certificates of deposit	$39	$—	$—	$39	$—	$39
Commercial paper	10,487	—	(2)	10,485	10,485	—
Corporate bonds	1,077,387	454	(2,132)	1,075,709	424,777	650,932
U.S. government agency obligations	303,808	20	(427)	303,401	84,380	219,021
	$1,391,721	$474	$(2,561)	$1,389,634	$519,642	$869,992

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the statements of income. As of September 30, 2015, the Company held for investment corporate bonds with a fair value of $68.8 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses are not significant and are attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence. At December 31, 2014, there were no securities in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2015 and December 31, 2014 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of September 30, 2015
Cash Equivalents and Marketable Securities:
Money market funds	$1,805	$1,805	$—	$—
Corporate bonds	1,016,525	—	1,016,525	—
U.S. government agency obligations	230,830	—	230,830	—
Mutual funds	1,047	1,047	—	—
	$1,250,207	$2,852	$1,247,355	$—

As of December 31, 2014
Cash Equivalents and Marketable Securities:
Money market funds	$501	$501	$—	$—
Certificates of deposit	39	39	—	—
Commercial paper	10,485	—	10,485	—
Corporate bonds	1,075,709	—	1,075,709	—
U.S. government agency obligations	303,401	—	303,401	—
	$1,390,135	$540	$1,389,595	$—

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(900)	$—	$—	$(900)

As of September 30, 2015 and December 31, 2014, the Company grouped money market funds, certificates of deposit and mutual funds using a Level 1 valuation because market prices for such investments were readily available in active markets. As of September 30, 2015 and December 31, 2014, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets were available in markets that are inactive.

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

The valuation technique used to measure fair value of the Company's Level 3 liability, which consisted of a contingent consideration related to the acquisition of Velocius Networks, Inc. ("Velocius") in 2013, was primarily an income approach. The significant unobservable input used in the fair value measurement of the Velocius contingent consideration was the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology. The remaining milestone was achieved in June 2015 and was paid in the third quarter of 2015.

The following table reflects the activity for the Company’s liability measured at fair value using Level 3 inputs for the nine months ended September 30, 2015 (in thousands):

September 30, 2015
Balance as of January 1, 2015	$(900)
Fair value adjustment to contingent consideration included in general and administrative expense	(100)
Achievement of final milestone related to Velocius contingent consideration	1,000
Balance as of September 30, 2015	$—

Contractual maturities of the Company’s available-for-sale marketable securities held at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Due in 1 year or less	$411,382	$519,642
Due after 1 year through 5 years	835,973	869,992
	$1,247,355	$1,389,634

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Trade accounts receivable	$251,911	$222,531
Unbilled accounts receivable	123,053	116,070
Gross accounts receivable	374,964	338,601
Allowance for doubtful accounts	(641)	(1,033)
Reserve for cash-basis customers	(8,366)	(7,990)
Total accounts receivable reserves	(9,007)	(9,023)
Accounts receivable, net	$365,957	$329,578

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2015 was as follows (in thousands):

Balance as of January 1, 2015	$1,051,294
Acquisition of Xerocole, Inc.	12,859
Acquisition of Codemate A/S	69,445
Foreign currency translation	1,902
Balance as of September 30, 2015	$1,135,500

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$116,891	$(55,330)	$61,561	$88,331	$(45,537)	$42,794
Customer-related intangible assets	191,710	(99,933)	91,777	173,600	(91,160)	82,440
Non-compete agreements	6,870	(3,328)	3,542	8,890	(4,224)	4,666
Trademarks and trade names	3,700	(1,602)	2,098	3,700	(1,188)	2,512
Acquired license rights	490	(490)	—	490	(490)	—
Total	$319,661	$(160,683)	$158,978	$275,011	$(142,599)	$132,412

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2015 was $6.8 million and $20.3 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2014 was $8.4 million and $23.7 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2015, aggregate expense related to amortization of acquired intangible assets is expected to be $6.8 million for the remainder of 2015, and $26.4 million, $27.6 million, $23.3 million and $21.0 million for 2016, 2017, 2018 and 2019, respectively.

5. Business Acquisitions

The Company acquired Xerocole, Inc. ("Xerocole") in February 2015 and Codemate A/S and its wholly-owned subsidiary Octoshape ApS (together, "Octoshape") in April 2015. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's consolidated financial results. Revenue and earnings of the acquired companies since the date of the acquisitions that are included in the Company's consolidated statements of income are also not presented separately because they are not material. The total amount of acquisition-related costs were $1.1 million for the nine months ended September 30, 2015 and are included in general and administrative expense in the consolidated statements of income.

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

Octoshape

On April 6, 2015, the Company acquired all of the outstanding capital stock of Octoshape in exchange for $107.0 million in cash. Octoshape is a cloud service provider focused on delivering broadcast, enterprise and carrier solutions. The goal of acquiring Octoshape is to make available for customers additional delivery and optimization technologies for video streams of over-the-top (also known as OTT) content and to enable the Company to more fully support Internet Protocol television (also known as IPTV) solutions.

The allocation of the purchase price has been finalized, with the exception of evaluating certain accounts receivable, current liabilities and tax-related assets and liabilities. The Company is in the process of gathering the facts and circumstances existing as of the acquisition date in order to finalize the valuation of these items.

The following table presents the preliminary allocation of the purchase price for Octoshape (in thousands):

Total purchase consideration	$107,047

Allocation of the purchase consideration:
Cash	$664
Accounts receivable	1,976
Other current assets	393
Identifiable intangible assets	41,950
Goodwill	69,445
Deferred tax assets	5,230
Total assets acquired	119,658
Other current liabilities	(1,983)
Current deferred revenue	(770)
Deferred tax liabilities	(9,858)
Total liabilities assumed	(12,611)
Net assets acquired	$107,047

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Octoshape expected to be deducted for tax purposes is $69.4 million.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Completed technologies	$25,310	9.8
Customer-related intangible assets	16,560	11.8
Non-compete agreements	80	2.0
Total	$41,950

Bloxx

On October 30, 2015, the Company acquired Bloxx Limited ("Bloxx"), a provider of Secure Web Gateway ("SWG") technology, for $18.7 million in cash. The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. The acquisition is expected to provide us with technology to complement the Company's cloud security strategy for protecting businesses against Internet vulnerabilities. Pro forma results of operations for the acquisition of Bloxx have not been presented because the effects are not material to the Company's consolidated financial statements.

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

At their option, holders may convert their Notes prior to the close of business on the business day immediately preceding August 15, 2018 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended June 30, 2014 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; or

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or upon the occurrence of specified corporate events.

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

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total transaction costs incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component are netted against the equity component of the Notes in stockholders’ equity.

The Notes consist of the following components (in thousands):

	September 30, 2015	December 31, 2014
Liability component:
Principal	$690,000	$690,000
Less: debt discount, net of amortization	(70,635)	(85,149)
Net carrying amount	$619,365	$604,851

Equity component:	$101,276	$101,276

The estimated fair value of the Company's Notes at September 30, 2015 was $724.3 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $69.06 on September 30, 2015, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the statements of income related to the Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of debt discount	$463	$449	$1,377	$1,079
Amortization of debt issuance costs	4,881	4,712	14,515	11,373
Capitalization of interest expense	(714)	(679)	(2,008)	(1,513)
Total interest expense	$4,630	$4,482	$13,884	$10,939

7. Contingencies

The Company is conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of the Company’s revenue during the three and nine months ended September 30, 2015, and in each of the years ended December 31, 2014, 2013 and 2012. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market. In February 2015, the Company voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. The Company is cooperating with those agencies. As of the filing of these financial statements, the Company cannot predict the outcome of this matter. No provision with respect to this matter has been made in the Company's consolidated financial statements.

8. Stockholders’ Equity

Share Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. During the nine months ended September 30, 2015, the Company repurchased 2.8 million shares of its common stock for $202.4 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$3,579	$3,030	$10,244	$8,901
Research and development	5,982	4,979	17,357	14,517
Sales and marketing	13,465	12,110	39,295	35,438
General and administrative	8,020	7,889	26,070	25,944
Total stock-based compensation	31,046	28,008	92,966	84,800
Provision for income taxes	(11,218)	(8,472)	(33,325)	(26,852)
Total stock-based compensation, net of income taxes	$19,828	$19,536	$59,641	$57,948

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and nine months ended September 30, 2015 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $2.9 million and $9.3 million, respectively, before income taxes. For the three and nine months ended September 30, 2014, the Company's consolidated statements of income include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.6 million and $7.5 million, respectively, before income taxes.

9. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2015 (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain on Investments	Total
Balance as of January 1, 2015	$(22,064)	$4,453	$(17,611)
Other comprehensive (loss) income	(17,069)	1,161	(15,908)
Balance as of September 30, 2015	$(39,133)	$5,614	$(33,519)

The tax effect on accumulated unrealized gain on investments was insignificant as of September 30, 2015 and December 31, 2014. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the nine months ended September 30, 2015.

10. Income Taxes

The Company’s effective income tax rate was 30.7% and 31.5% for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For the nine months ended September 30, 2015, the effective income tax rate was lower than the federal statutory tax rate due to the retroactive application of a U.S. tax court ruling with respect to the treatment of stock-based compensation in intercompany arrangements, the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes. For the nine months ended September 30, 2014, the effective income tax rate was lower than the federal statutory tax rate mainly due to the benefit from the state software development activities and income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S.; partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$88,040	$91,155	$232,986	$236,841
Denominator:
Shares used for basic net income per share	178,547	178,186	178,591	178,324
Effect of dilutive securities:
Stock options	667	1,146	858	1,257
RSUs and deferred stock units	1,150	1,623	1,193	1,697
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	180,364	180,955	180,642	181,278
Basic net income per share	$0.49	$0.51	$1.30	$1.33
Diluted net income per share	$0.49	$0.50	$1.29	$1.31

For the three and nine months ended September 30, 2015 and 2014, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potential outstanding shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	3	261	10	462
Service-based RSUs	157	797	269	773
Performance-based RSUs	1,148	565	1,148	572
Convertible senior notes	7,704	7,704	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704	7,704	7,704

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

Overview

We provide cloud services for delivering, optimizing and securing online content and business applications. We generally execute contracts with terms of one year or longer, and we believe this emphasis on longer-term contracts allows us to have a consistent and predictable base level of revenue which is important to our financial success. We have been able to increase our revenue and profitability in recent years because we have expanded our customer base and increased the amount and value of services, features and functionalities that our customers purchase. These achievements have enabled us to limit the impact of customer reductions in usage of our services and contract terminations as well as the effect of price decreases negotiated as part of contract renewals. Continuing these trends requires that we compete effectively in the marketplace on the basis of the quality, price and overall attractiveness of our services and technology.

Our revenue is primarily impacted by the amount of traffic we serve on our network, the prices we are able to charge for our services, the impact of seasonal variations on our business, the rate of adoption of social media and video platform capabilities and the timing and variability of customer-specific one-time events. We have observed the following trends related to our revenue in recent years:

•
Historically, we have increased committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers. We have also experienced increases in the rate of traffic delivered for our customers that use our solutions for video, gaming, social media and software downloads. These increases have offset price reductions and losses of customers to competitors or in-house solutions.

•
In recent months, we have seen slower growth in revenue from our Media Delivery Solutions and expect this trend to continue into 2016. We believe that this development is primarily attributable to moderation of traffic growth on our network from some of our larger customer accounts than we have experienced in the last two to three years, as well as an increase in "do-it-yourself" approaches by larger media companies based in the U.S.

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

Our profitability is also impacted by our expense levels, including direct costs to support our revenue, such as higher bandwidth and co-location costs. In addition, we have made investments to support the potential future growth of over the top, or OTT, media offerings and to support other strategic initiatives that we anticipate will generate revenue in the future. We have observed the following trends related to our profitability in recent years:

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

•
Payroll and related compensation costs have increased, as we have increased headcount to support our revenue growth and strategic initiatives. We increased our headcount by 1,200 employees in 2014, including 200 employees who were part of the acquisition of Prolexic Technologies, Inc., or Prolexic, in the first quarter of 2014. We increased our headcount by 838 employees during the nine months ended September 30, 2015, including employees who were part of the acquisitions of Xerocole, Inc., or Xerocole, and Codemate A/S, known as "Octoshape". We expect to continue to hire additional employees, but at a slower rate, both domestically and internationally in support of our strategic initiatives.

Fluctuations of foreign currency exchange rates have also impacted our reported results. Revenue and expenses of our operations outside of the U.S. are important contributors to our overall financial performance, and as currencies have weakened against the U.S. dollar, our revenue has been negatively impacted and our expenses have been positively impacted. If foreign currency exchange rates during the nine months ended September 30, 2015 had remained the same as exchange rates during the nine months ended September 30, 2014, our revenue would have increased by 17% as opposed to 13%. Similarly, diluted earnings per share would have increased by 5% as opposed to decreasing 2% had exchange rates remained constant during the same period.

During the nine months ended September 30, 2015, we completed two acquisitions. While the impact of the acquisitions is immaterial to our financial results as a whole, they have increased our level of expenses. During the nine months ended September 30, 2015, our results include the activities of the acquisition of Xerocole in February 2015 and of Octoshape in April 2015. We also acquired Bloxx Limited, or Bloxx, on October 30, 2015. During the nine months ended September 30, 2014, we acquired Prolexic.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	33.2	31.9	32.9	31.4
Research and development expense	7.0	6.5	6.9	6.5
Sales and marketing expense	19.5	19.3	19.9	18.8
General and administrative expense	18.1	16.4	17.8	16.8
Amortization of acquired intangible assets	1.2	1.7	1.3	1.7
Restructuring charges (benefits)	—	—	—	0.1
Total costs and operating expenses	79.0	75.8	78.8	75.3
Income from operations	21.0	24.2	21.2	24.7
Interest income	0.5	0.4	0.5	0.4
Interest expense	(0.8)	(0.9)	(0.9)	(0.8)
Other income (expense), net	—	—	(0.1)	(0.1)
Income before provision for income taxes	20.7	23.7	20.7	24.2
Provision for income taxes	4.7	5.3	6.4	7.6
Net income	16.0%	18.4%	14.3%	16.6%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
Revenue	$551,030	$498,042	10.6%	14.7%	$1,618,289	$1,427,579	13.4%	17.4%

During the three- and nine-month periods ended September 30, 2015, the increase in our revenue as compared to the same periods in 2014 was the result of growth across all of our solutions and geographies, with particularly strong growth from our Cloud Security Solutions and moderating growth from our Media Delivery Solutions. For the three- and nine-month periods ended September 30, 2015 and 2014, no single customer accounted for 10% or more of revenue.

Changes in foreign currency exchange rates negatively impacted our revenue by $20.4 million and $58.2 million during the three- and nine-month periods ended September 30, 2015, respectively, as compared to the same periods in 2014.

For each of the three- and nine-month periods ended September 30, 2015, resellers accounted for 26% of revenue, as compared to 25% of revenue for the same periods in 2014. The increase in revenue from resellers was attributable to increased traction with our carrier channel partners.

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

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
Media Delivery Solutions	$244,887	$232,368	5.4%	9.6%	$730,232	$665,857	9.7%	14.0%
Performance and Security Solutions	262,696	229,204	14.6	18.5	763,717	653,545	16.9	20.6
Service and Support Solutions	43,447	36,470	19.1	24.1	124,340	108,177	14.9	19.4
Total revenue	$551,030	$498,042	10.6%	14.7%	$1,618,289	$1,427,579	13.4%	17.4%

The growth in Media Delivery Solutions revenue for the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, was due to higher demand across most of our customer base. However, year over year revenue growth for these solutions slowed, particularly from some of our largest media accounts, for the three-month period ended September 30, 2015. This was compared to stronger growth in the third quarter of 2014 which benefited from unseasonably high traffic levels and revenue from our largest media accounts. In the nine-month period ended September 30, 2014, we also handled several large software and gaming releases that did not repeat in 2015, negatively impacting period-over-period revenue growth. We expect this moderation of revenue growth to continue in the fourth quarter of 2015.

The increase in Performance and Security Solutions revenue for the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, was due to increased demand across all major product lines, with especially strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the three- and nine-month periods ended September 30, 2015 was $64.7 million and $180.7 million, respectively, as compared to $46.5 million and $120.4 million for the three- and nine-month periods ended September 30, 2014, respectively. The increase for the nine months ended September 30, 2015, as compared to the same period in 2014 was also impacted by the acquisition of Prolexic, which occurred in February 2014.

The increase in Service and Support Solutions revenue for the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, was due to strong new customer attachment rates for our professional services and service offering upgrades purchased by our installed base.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
U.S.	$400,581	$363,469	10.2%	10.2%	$1,188,657	$1,031,878	15.2%	15.2%
International	150,449	134,573	11.8	27.0	429,632	395,701	8.6	23.3
Total revenue	$551,030	$498,042	10.6%	14.7%	$1,618,289	$1,427,579	13.4%	17.4%

While revenue from our operations in the U.S. was higher in all of our solution categories during the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, domestic revenue reflected a larger proportion of the moderation in Media Delivery Solutions revenue growth because most of our larger media customers are based in the U.S.

Revenue derived from our operations located outside of the U.S. for each of the three- and nine-month periods ended September 30, 2015 was approximately 27%, as compared to 27% and 28% for the three- and nine-month periods ended September 30, 2014, respectively. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods. During the first nine months of 2015, we experienced strong revenue growth from our operations in the Asia Pacific region and continued improvement in revenue growth from our operations in Europe, the Middle East and Africa as compared to the same period in 2014.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Bandwidth fees	$37,711	$32,391	16.4%	$109,312	$90,638	20.6%
Co-location fees	31,709	28,716	10.4	92,969	85,610	8.6
Network build-out and supporting services	15,756	9,721	62.1	42,716	31,018	37.7
Payroll and related costs	40,529	36,825	10.1	117,682	104,517	12.6
Stock-based compensation, including amortization of prior capitalized amounts	6,350	6,498	(2.3)	19,124	16,118	18.6
Depreciation of network equipment	32,749	28,135	16.4	96,181	78,586	22.4
Amortization of internal-use software	18,400	16,526	11.3	54,424	41,255	31.9
Total cost of revenue	$183,204	$158,812	15.4%	$532,408	$447,742	18.9%
As a percentage of revenue	33.2%	31.9%		32.9%	31.4%

The increase in total cost of revenue for the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, was primarily due to increases in:

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

Our cost of revenue as a percentage of revenue has also increased during the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014. The increase was primarily the result of our increased investments in network expansion.

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

We believe that cost of revenue will increase during the fourth quarter of 2015 as compared to each of the first three quarters of 2015, primarily because we expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic. However, our anticipated increases in cost of revenue are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, for the fourth quarter of 2015, we anticipate amortization of internal-use software development costs to increase, as compared to the first three quarters of 2015, along with increased payroll and related costs associated with our network and professional services personnel and related expenses. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers including OTT video traffic.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Payroll and related costs	$58,005	$49,617	16.9%	$167,559	$138,421	21.1%
Stock-based compensation	5,982	4,979	20.1	17,357	14,517	19.6
Capitalized salaries and related costs	(26,951)	(24,496)	10.0	(79,037)	(66,552)	18.8
Other expenses	1,360	2,483	(45.2)	5,038	6,483	(22.3)
Total research and development	$38,396	$32,583	17.8%	$110,917	$92,869	19.4%
As a percentage of revenue	7.0%	6.5%		6.9%	6.5%

The increase in research and development expenses during the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, was due to increases in payroll and related costs as a result of continued growth in headcount to support investments in new product development and network scaling, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three- and nine-month periods ended September 30, 2015, we capitalized $3.9 million and $11.8 million, respectively, of stock-based compensation. During the three- and nine-month periods ended September 30, 2014, we capitalized $3.4 million and $10.3 million, respectively, of stock-based compensation. These capitalized internal-use software costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses during the fourth quarter of 2015 will be relatively consistent with each of the first three quarters of 2015, as we expect to continue to make improvements to our core technology and support the development of new services and engineering innovation.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Payroll and related costs	$82,282	$68,684	19.8%	$233,811	$185,461	26.1%
Stock-based compensation	13,465	12,110	11.2	39,295	35,438	10.9
Marketing programs and related costs	8,022	7,314	9.7	28,899	25,093	15.2
Other expenses	3,657	8,107	(54.9)	20,401	22,750	(10.3)
Total sales and marketing	$107,426	$96,215	11.7%	$322,406	$268,742	20.0%
As a percentage of revenue	19.5%	19.3%		19.9%	18.8%

The increase in sales and marketing expenses during the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, was primarily due to increased payroll and related costs, as we invested in our sales and marketing organization, as well as additional marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion. Other expenses, which consists primarily of sales and marketing events and related travel expenses, decreased as we slowed our discretionary spending to align with our anticipated moderation in revenue growth.

We believe that sales and marketing expenses will increase in absolute dollars during the fourth quarter of 2015 as compared to each of the first three quarters of 2015, due to increased payroll and related costs as a result of headcount growth throughout 2015. We expect headcount growth in the fourth quarter to be at a slower pace than we have recently experienced, primarily with respect to our direct sales team and corporate marketing function.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Payroll and related costs	$42,667	$38,611	10.5%	$124,689	$106,635	16.9%
Stock-based compensation	8,020	7,889	1.7	26,070	25,944	0.5
Depreciation and amortization	14,114	10,883	29.7	39,468	28,932	36.4
Facilities-related costs	16,599	13,538	22.6	46,785	39,010	19.9
Provision for doubtful accounts	775	784	(1.1)	1,112	955	16.4
Acquisition-related costs	252	—	100.0	1,058	3,836	(72.4)
Professional fees and other expenses	17,116	10,200	67.8	49,105	34,634	41.8
Total general and administrative	$99,543	$81,905	21.5%	$288,287	$239,946	20.1%
As a percentage of revenue	18.1%	16.4%		17.8%	16.8%

The increase in general and administrative expenses for the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, was primarily due to the expansion of company infrastructure to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. In particular, we increased general and administrative headcount and our facility footprint, which increased payroll and related costs, facilities-related costs and depreciation and amortization. In the three- and nine-month periods ended September 30, 2015, we increased the number of software-as-a-service (or SaaS) solutions that we use, as compared to the same periods in 2014, which contributed to the increase in professional fees and other expenses. These increases were partially offset by a decrease in acquisition-related costs due to the acquisition of Prolexic in the first quarter of 2014, with no corresponding acquisitions of comparable size in the nine-month period ended September 30, 2015.

During the fourth quarter of 2015, we expect general and administrative expenses to increase in absolute dollars as compared to each of the first three quarters of 2015, due to anticipated increased payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology and planned facility expansion.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Amortization of acquired intangible assets	$6,752	$8,403	(19.6)%	$20,284	$23,654	(14.2)%
As a percentage of revenue	1.2%	1.7%		1.3%	1.7%

The decrease in amortization of acquired intangible assets for the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, was driven by the finalization of amortization of intangible assets acquired in earlier years, in addition to the deceleration in recognition of customer backlog-related intangible assets acquired from Prolexic, which have a short useful life. Based on our intangible assets at September 30, 2015, we expect amortization of acquired intangible assets to be approximately $6.8 million for the remainder of 2015, and $26.4 million, $27.6 million, $23.3 million and $21.0 million for 2016, 2017, 2018 and 2019, respectively.

Restructuring Charges (Benefits)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Restructuring charges (benefits)	$20	$(115)	(117.4)%	$517	$1,189	(56.5)%
As a percentage of revenue	—%	—%		—%	0.1%

The restructuring charges for the three- and nine-month periods ended September 30, 2015 consisted of severance expenses associated with acquisitions. The charges for the three- and nine-month periods ended September 30, 2014 consisted of severance expenses associated with the acquisition of Prolexic, and the nine-month period ended September 30, 2014 also included a cancellation fee for termination of a contract.

Non-Operating Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Interest income	$2,723	$2,010	35.5%	$8,265	$5,389	53.4%
As a percentage of revenue	0.5%	0.4%		0.5%	0.4%
Interest expense	$(4,630)	$(4,482)	3.3	$(13,884)	$(10,939)	26.9
As a percentage of revenue	(0.8)%	(0.9)%		(0.9)%	(0.8)%
Other income (expense), net	$204	$(188)	(208.5)	$(1,702)	$(1,968)	(13.5)
As a percentage of revenue	—%	—%		(0.1)%	(0.1)%

For the periods presented, interest income consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuations in other income (expense), net for the three- and nine-month periods ended September 30, 2015, as compared to the same periods in 2014, were primarily due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Provision for income taxes	$25,946	$26,424	(1.8)%	$103,163	$109,078	(5.4)%
As a percentage of revenue	4.7%	5.3%		6.4%	7.6%
Effective income tax rate	22.8%	22.5%		30.7%	31.5%

For the nine months ended September 30, 2015, our effective income tax rate was lower than the federal statutory tax rate due to the retroactive application of a U.S. tax court ruling with respect to the treatment of stock-based compensation in intercompany arrangements, the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. These benefits were partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

For the nine months ended September 30, 2014, our effective income tax rate was lower than the federal statutory tax rate mainly due to the benefit from the state software development activities and income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

We expect our full year effective income tax rate to remain relatively consistent with the effective tax rate during the nine months ended September 30, 2015. This expectation does not take into consideration the effect of potential one-time discrete items that may be recorded in the future, including the federal research and development credit which is uncertain to be reinstated by year end. The effective tax rate could be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

•
Restructuring charges – We have incurred restructuring charges that are included in our GAAP financial statements, primarily related to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

•
Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In February 2014, we issued $690 million of convertible senior notes due 2019 with a coupon interest rate of 0%. The imputed interest rate of the convertible senior notes was approximately 3.2%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity under GAAP, thereby reducing the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt which are recorded as an asset in the consolidated balance sheet. All of our interest expense is comprised of these non-cash components and is excluded from management's assessment of our operating performance because management believes the non-cash expense is not indicative of ongoing operating performance.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income from operations	$115,689	$120,239	$343,470	$353,437
Amortization of acquired intangible assets	6,752	8,403	20,284	23,654
Stock-based compensation	31,046	28,008	92,966	84,800
Amortization of capitalized stock-based compensation and capitalized interest expense	3,152	3,601	9,896	7,563
Other operating expenses	708	(2,515)	3,856	2,973
Non-GAAP income from operations	$157,347	$157,736	$470,472	$472,427

GAAP operating margin	21%	24%	21%	25%
Non-GAAP operating margin	29%	32%	29%	33%

Other operating expenses excluded from the non-GAAP results presented in the table above includes: acquisition-related costs, restructuring charges and certain legal matter costs.

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$88,040	$91,155	$232,986	$236,841
Amortization of acquired intangible assets	6,752	8,403	20,284	23,654
Stock-based compensation	31,046	28,008	92,966	84,800
Amortization of capitalized stock-based compensation and capitalized interest expense	3,152	3,601	9,896	7,563
Other operating expenses	708	(2,515)	3,856	2,973
Amortization of debt discount and issuance costs	4,630	4,482	13,884	10,939
Loss on investments	—	—	25	393
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(22,453)	(21,771)	(48,678)	(45,333)
Non-GAAP net income	$111,875	$111,363	$325,219	$321,830

GAAP net income per diluted share	$0.49	$0.50	$1.29	$1.31
Non-GAAP net income per diluted share	$0.62	$0.62	$1.80	$1.78
Shares used in diluted per share calculations	180,364	180,955	180,642	181,278

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$88,040	$91,155	$232,986	$236,841
Amortization of acquired intangible assets	6,752	8,403	20,284	23,654
Stock-based compensation	31,046	28,008	92,966	84,800
Amortization of capitalized stock-based compensation and capitalized interest expense	3,152	3,601	9,896	7,563
Other operating expenses	708	(2,515)	3,856	2,973
Interest income	(2,723)	(2,010)	(8,265)	(5,389)
Amortization of debt discount and issuance costs	4,630	4,482	13,884	10,939
Provision for income taxes	25,946	26,424	103,163	109,078
Depreciation and amortization	64,881	55,411	189,054	148,426
Other (expense) income, net	(204)	188	1,702	1,968
Adjusted EBITDA	$222,228	$213,147	$659,526	$620,853
Adjusted EBITDA margin	40%	43%	41%	43%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2015, our cash, cash equivalents and marketable securities, which consisted primarily of corporate bonds and U.S. government agency securities, totaled $1.5 billion. Factoring in our convertible senior notes, our net cash is $814.9 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2015, we had cash and cash equivalents of $145.6 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, intercompany obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Net income	$232,986	$236,841
Non-cash reconciling items included in net income	286,563	264,581
Changes in operating assets and liabilities	26,811	(38,893)
Net cash flows provided by operating activities	$546,360	$462,529

The increase in cash provided by operating activities for the nine-month period ended September 30, 2015, as compared to the same period in 2014, was primarily due to a $70.6 million decrease in cash paid for taxes year-over-year, the timing of payments to our vendors for services and stronger cash collections. The decrease in cash paid for taxes is the result of an income tax refund received in the second quarter of 2015 related to the finalization of an audit and the timing differences in which we make quarterly estimated payments. Accounts receivable days sales outstanding was 59 days as of September 30, 2015, compared to 60 days as of September 30, 2014.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Cash paid for acquired businesses, net of cash acquired	$(122,445)	$(386,532)
Purchases of property and equipment and capitalization of internal-use software development costs	(366,146)	(226,307)
Net marketable securities activity	142,936	(436,776)
Other investing activity	(3,037)	7,222
Net cash used in investing activities	$(348,692)	$(1,042,393)

The decrease in cash used in investing activities partially relates to the acquisition of Prolexic during the nine-month period ended September 30, 2014, with no corresponding acquisition of the same magnitude in the nine-month period ended September 30, 2015. Net marketable securities activity also contributed to the decrease in cash used in investing activities.

During 2014, we invested the proceeds from our convertible senior notes, which caused the activity for marketable securities to be a net outflow. The decrease in cash used in investing activities was partially offset by an increase of purchases of property and equipment and capitalized internal-use software during the nine-month period ended September 30, 2015, as compared to the same period in 2014, as we continued to invest in our network with the goal of enhancing and adding functionality to our service offerings.

During the nine-month period ended September 30, 2015, we made large planned investments in our network infrastructure to support the continued growth of our customer base and expected increases in traffic growth. Additionally, during the nine-month period ended September 30, 2015, we incurred facility build-outs and IT costs to support our increase in headcount and the expansion of company infrastructure to support our engineering and go-to-market strategy. While we will continue to make investments in these areas, we do not expect expenditures to continue at the same rate during the fourth quarter of 2015 as compared to each of the first three quarters of 2015.

Cash (Used in) Provided by Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Activity related to convertible senior notes	$—	$655,413
Activity related to stock-based compensation	31,968	56,114
Repurchases of common stock	(202,426)	(226,513)
Other financing activities	(2,050)	(19,437)
Net cash (used in) provided by financing activities	$(172,508)	$465,577

The decrease in cash from financing activities during the nine-month period ended September 30, 2015 was primarily the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. Concurrent with the convertible senior notes issuance, we also repurchased $62.0 million of our common stock, which contributed to the decrease in repurchases of common stock in the nine-month period ended September 30, 2015, as compared to the same period in 2014.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. The goal of the October 2013 share repurchase program is to both offset dilution from our equity compensation plans and to provide the flexibility to increase distributions to our shareholders as business and market conditions warrant.

During the nine-month period ended September 30, 2015, we repurchased 2.8 million shares of common stock at a weighted average price of $71.09 per share for an aggregate of $202.4 million. During the nine-month period ended September 30, 2014, we repurchased 3.9 million shares of common stock at a weighted average price of $57.71 per share for an aggregate of $226.5 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, service agreements with co-location facilities for data center capacity and bandwidth usage and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of September 30, 2015, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2014, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended September 30, 2015 was determined to be immaterial.

As of September 30, 2015, we did not have any additional material off-balance sheet arrangements.

Legal Matters

We are conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of our revenue during the three and nine months ended September 30, 2015, and in each of the years ended December 31, 2014, 2013 and 2012. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market.  In February 2015, we voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. We are cooperating with those agencies. As of the filing of this quarterly report on Form 10-Q, we cannot predict the outcome of this matter. No provision with respect to this matter has been made in our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for us on January 1, 2018, and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the potential impact of adopting this new accounting guidance.

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

In September 2015, the FASB issued updated guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. In an effort to reduce complexity in financial reporting, the new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The standard will be effective for us on January 1, 2016. We do not expect this guidance to have a material impact on our results of operations, financial condition or cash flows.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of income within other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2015. We do not enter into financial instruments for trading or speculative purposes.

Translation Exposure

To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased revenue and decreased operating expenses. Conversely, our revenue will decrease and our operating expenses will increase when the U.S. dollar strengthens against foreign currencies.

Foreign exchange rate fluctuations may also adversely impact our consolidated financial condition as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheet as accumulated other comprehensive loss.

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2015 and December 31, 2014, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that, at September 30, 2015, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Slower than expected traffic growth on our network and numerous other factors could cause our revenue growth rate and profitability to decline.

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

We based our decisions with respect to expense levels and investments on estimates of future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. We also face higher expenses due to increased headcount and customers shifting significant amounts of their traffic to our secure socket layer, or SSL, network. Therefore, if our revenue does not increase as forecasted, we may not be able to maintain our current level of profitability in 2015 or on a quarterly or annual basis thereafter.

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

We have operations in numerous foreign countries and may continue to expand our operations internationally. Such expansion could require us to make significant expenditures, which could harm our profitability. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	currency exchange rate fluctuations and limitations on the repatriation and investment of funds;

•	difficulties in transferring funds from, or converting currencies in, certain countries;

•	changes in regulatory requirements that could pose risks to our intellectual property, increase the cost of doing business in a country or create other disadvantages to our business;

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

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, domestic and foreign government attempts to regulate the operation of the Internet could negatively impact our business even if our business is not the direct target of such regulations. Furthermore, the growth and development of the market for online commerce has prompted calls for more stringent copyright protection, tax, consumer protection, cybersecurity, content, anti-discrimination and privacy laws, both in the U.S. and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services.

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

As of September 30, 2015, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2015 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
July 1, 2015 – July 31, 2015	365,744	$71.35	365,744	$281,468
August 1, 2015 – August 31, 2015	342,959	72.39	342,959	256,641
September 1, 2015 – September 30, 2015	351,550	72.36	351,550	231,203
Total	1,060,253	$72.02	1,060,253	$231,203

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

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

Akamai Technologies, Inc.

November 9, 2015	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Unaudited Consolidated Financial Statements.