Form 10-K
period 2015-12-31
AKAMAI TECHNOLOGIES INC
filed 2016-02-29
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27275
Akamai Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3432319
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,136.9 million based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2015.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 23, 2016: 176,747,531 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2016 Annual Meeting of Stockholders to be held on May 11, 2016 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

PART I

Item 1. Business

Akamai provides cloud services for delivering, optimizing and securing content and business applications over the Internet. As a global leader in content delivery network, or CDN, services, our goal is to make the Internet fast, reliable and secure for our customers.

Addressing the Grand Challenges of Doing Business on the Internet

The Internet plays a crucial role in the way companies, government agencies and other enterprises conduct business and reach the public. Enterprises want to offer a dynamic, consistent, secure experience for millions of end users and to take advantage of the potential cost savings of cloud computing – using a network of remote servers hosted on the Internet to store, manage and process data rather than relying on a local server. The Internet, however, is a complex system of networks that was not originally created to accommodate the volume or sophistication of today's communication demands or the dramatic expansion in the number and types of devices individuals use to access it. The ad hoc architecture of the Internet presents potential problems for its widespread usage today, such as:

•	traffic congestion at data centers and between networks;

•	traffic exceeding the capacity of routing equipment;

•	absence of a coordinated security system to protect against hackers, bots and other malefactors that want to steal assets and disrupt the functioning of the web;

•	increased use of mobile networks, which tend to be slower and less reliable than the fixed line Internet; and

•	“last mile” issues – such as bandwidth constraints between consumers and their Internet access provider.

These potential problems intersect with the features of what is sometimes referred to as the "hyperconnected world," including:

•	increasingly dynamic and personalized websites;

•	growth in the transmission of rich content, including high definition, or HD, video, music and games;

•	rapid expansion in the use of mobile devices leveraging different technologies and delivery systems; and

•	the desire of millions of consumers worldwide to be able to enjoy the same high-quality experience across all of the devices they use.

Achieving an enterprise's goals in the face of these challenges is hard to do, particularly in the face of internal constraints such as budget cuts and the need to keep pace with new technological developments. Akamai offers solutions designed to help companies, government agencies, network operators and other enterprises address what we call four grand challenges of doing business on the Internet:

One:	Delivering video with excellent quality, scale and affordability;

Two:	Providing superior performance for websites and applications accessed by all types of devices from anywhere in the world;

Three:	Protecting websites and data centers from cyber-attacks that aim to disrupt their online operations, corrupt their data or steal sensitive information; and

Four:	Enabling enterprise networks to handle growing cloud computing workloads with high performance and low cost.

Forming the foundation of our solutions is the Akamai Intelligent Platform, which we believe is the world's largest globally-distributed computing platform, having over 200,000 servers deployed in more than 1,400 networks and 120 countries around the world, tied together with sophisticated software and algorithms. This platform enables us to constantly monitor Internet conditions to:

•	identify, absorb and block security threats;

•	make routing and delivery decisions based on comprehensive knowledge of network conditions;

•	provide device-level detection and optimization; and

•	provide our customers with business and technical insights into their online operations.

Our mission is to leverage the Akamai Intelligent Platform and our solutions to provide superior performance, scalability and security for our customers – addressing the four grand challenges of the Internet.

Our Solutions

Performance and Security Solutions

Our Performance and Security Solutions are designed to help websites and business applications operate quickly while offering protection against security threats.

Web and Mobile Performance Solutions

Our Web and Mobile Performance Solutions are designed to take advantage of our core content and application delivery technologies to make the Internet work better for our customers. Key offerings include:

•
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

•
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

•
Global Traffic Management – Global Traffic Management is designed to ensure responsiveness to end user requests by leveraging our global load balancing technology. Unlike traditional hardware-based solutions that reside within the data center, our Global Traffic Management service is a fault-tolerant solution that makes intelligent routing decisions based on real-time data center performance health and global Internet conditions to help ensure user requests are routed to the most appropriate data center for that user at that moment.

•
Cloudlets – Cloudlets are applications that provide our customers with self-serviceable controls and capabilities designed to help simplify web operations and improve user experiences. Examples include Visitor Prioritization for managing potentially overloaded applications, Image Converter to improve delivery of images particularly to mobile devices, IP/Geo Access to handle access restrictions and Forward Rewrite for managing delivery of targeted content without changing the page's Internet address.

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

•
Fast DNS – The Domain Name System, or DNS, translates human-readable domain names into numerical IP addresses to enable individuals who type in a website name to reach the desired location on the Internet. Our Fast DNS offering is a DNS resolution solution that is designed to quickly and dependably direct individuals to our customers' websites. Importantly, we have architected this service to protect against DNS-based DDoS attacks.

•
Prolexic Routed – Prolexic Routed is designed to protect web- and IP-based applications in data centers from the threat of DDoS attacks by preventing attacks before they reach the data center. It provides protection against high-bandwidth, sustained web attacks as well as potentially crippling DDoS attacks that target specific applications and services.

•
Client Reputation – Client Reputation provides an additional layer of protection against DDoS and web application attacks by allowing customers to automatically block requests from IP addresses. Client Reputation leverages advanced algorithms to compute a risk score based on prior behavior as observed over the Akamai network. The algorithms use both legitimate and attack traffic to profile the behavior of attacks, clients and applications. Based on this information, Akamai assigns risk scores to each IP address and allows customers to choose which actions they wish to have Kona Site Defender perform on an IP address with specific risk scores.

Cloud Networking Solutions

Our Cloud Networking Solutions are designed to help customers boost enterprise branch office and retail store productivity by accelerating applications, reducing bandwidth costs and extending the Internet and public clouds into private wide area networks, or WANs. Our key cloud network offerings include:

•
Cloud Networking Suite – Our Cloud Networking Suite of solutions is designed to improve application and network performance, reliability and security for branch location users who are connecting to software as a service and cloud applications over the Internet. The services include Internet Transport Optimization, which provides route optimization and forward error correction; SaaS and Cloud Acceleration, which enables caching, data deduplication, and transport optimization; and Secure Web Gateway, which offers outbound web filtering and inbound malware protection.

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

•
Steelhead Cloud Accelerator – Steelhead Cloud Accelerator is a cloud management solution that combines our Internet optimization technology with Riverbed Technology's private WAN optimization. By integrating the Akamai Intelligent Platform with Riverbed's RiOS, the solution optimizes Office 365 and Salesforce.com SaaS application performance whether users are located at corporate headquarters or branch offices.

Network Operator Solutions

With the growth in consumer adoption of Internet video and other media, carriers around the world have experienced significant traffic increases, resulting in congestion across networks from aggregation, to backbone, to interconnection. Our Network Operator Solutions are designed to help carriers operate a cost-efficient network that capitalizes on traffic growth and new subscriber services by reducing the complexity of building a CDN and interconnecting access providers. These offerings include:

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

•
AnswerX – AnswerX is an intelligent recursive DNS platform built for effective management of DNS traffic. To help make web services fast, safe and uniquely personal for subscribers, AnswerX manages subscriber preferences (e.g., opt-in or opt-out), tracks popular destinations and maintains lists of typo squatters (website addresses that are similar to popular ones but with misspelled names) and phishing domains.

Media Delivery Solutions

In recent years, streaming of movies, television and live events has come to represent a significant percentage of traffic on the Internet. Providing solutions to handle that media is an important part of our current and future strategy. Our Media Delivery Solutions are designed to enable enterprises to execute their digital media distribution strategies, not only by providing solutions for their volume and global reach requirements but also by improving the end-user experience, boosting reliability and reducing their cost of Internet-related infrastructure.

Media Content Delivery

Our Media Content Delivery Solutions are designed to provide fast and reliable delivery of movies, television shows, live events, games, social media, software downloads and other content across the Internet across both fixed line and mobile networks. We focus on helping media customers improve the performance of their offerings through the scalability, reliability and reach of the Akamai Intelligent Platform. Each delivery solution is optimized for the type of content being provided as follows:

•
Adaptive Delivery – We provide adaptive delivery solutions for streaming video content that are designed to cope with variable connection speeds, different devices and disparate locations around the world.

•
Download Delivery – Our download delivery offerings provide accelerated distribution for large file downloads, including games, progressive media (video and audio) files, documents and other file-based content.

Media Services

Akamai Media Services help simplify the preparation of online media with integrated transcoding, digital rights management and content packaging designed to enable our customers to quickly and easily deliver live and on-demand content to multiple types of devices and platforms.

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

NetStorage

NetStorage is a globally-distributed cloud storage solution for our customers' content that offers automatic geographically-dispersed replication that is designed for resiliency, high availability and real time performance optimization. It complements our suite of Media Delivery Solutions to offer a simple, high-speed online content workflow solution.

Service and Support Solutions

Akamai offers an array of professional services and solutions that are designed to assist our customers with integrating, configuring, optimizing and managing our core offerings. Once customers are deployed on the network, they can rely on our professional services experts for customized solutions, problem resolution and 24/7 technical support. Special features available to enterprises that purchase our premium support solution include a dedicated technical account team, proactive service monitoring, custom technical support handling procedures and customized training.

Our Technology and Network

The Akamai Intelligent Platform leverages more than 200,000 servers deployed in approximately 1,400 networks ranging from large, backbone network providers to medium and small Internet service providers, or ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks across 120 countries, we are better able to manage and control routing and delivery quality to geographically-diverse users. We also have thousands of peering relationships that provide us with direct paths to end-user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

To make this wide-reaching deployment effective, we use specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the Internet and regardless of global or local traffic conditions. Dedicated professionals staff our network operations command center 24 hours a day, seven days a week to monitor and react to Internet traffic patterns and trends. We frequently deploy enhancements to our software globally to strengthen and improve the effectiveness of our network.

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

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers' needs and market demand. As of December 31, 2015, we had 1,612 research and development employees. Our research and development expenses were $148.6 million, $125.3 million and $93.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are net of capitalized costs related to the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2015, 2014 and 2013, we capitalized $105.7 million, $91.1 million and $67.9 million, respectively, of payroll, payroll-related and external consulting costs related to the development of internal-use software. Additionally, for the years ended December 31, 2015, 2014 and 2013, we capitalized $16.7 million, $13.7 million and $11.5 million, respectively, of stock-based compensation attributable to our research and development personnel.

Industry Segment and Geographic Information

We operate in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet. Our revenue derived from operations outside the U.S. was $593.0 million, $531.9 million and $432.6 million, for each of the years ended December 31, 2015, 2014 and 2013, respectively. This represented 27% of our total revenue in those years. No single country outside of the U.S. accounted for 10% or more of our revenue in any such year.

Our long-lived assets include servers, which are deployed into networks worldwide, in addition to other property and equipment used to support our operations. As of December 31, 2015, we had approximately $298.9 million and $227.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2014, we had approximately $249.5 million and $175.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

Customers

As of December 31, 2015, our customers included many of the world's leading corporations, including Airbnb, Apple, Autodesk, BMW, Bristol Myers Squibb, Cathay Pacific, Crate & Barrel, eBay, Electronic Arts, FedEx, Ford Motor Company, FOX, Home Depot, HubSpot, IKEA, Investec, JetBlue, Marriott, NBCUniversal, Norwegian Cruise Line, Panasonic, Panera Bread, PayPal, Qantas, Qualcomm, Rabobank, Rakuten, Red Hat, Salesforce.com, Siemens, Toshiba, Turner Broadcasting, USAA and Virgin America. We also actively sell to government agencies. As of December 31, 2015, our public sector customers included the Federal Aviation Administration, the Federal Emergency Management Agency, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Postal Service and the U.S. Department of Labor.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2015, 2014 and 2013; however, our two largest customers accounted for 11%, 13% and 14% of our total revenue during the years ended December 31, 2015, 2014 and 2013. Less than 10% of our total revenue in each of the years ended December 31, 2015, 2014 and 2013 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2016.

Sales, Service and Marketing

We market and sell our solutions globally through our direct sales and service organization and through more than 100 active channel partners including AT&T, Deutsche Telecom, IBM, Orange Business Services and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, referral partners and sales agents. By aligning with these partners, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales, service and marketing professionals are located in more than 60 offices in the Americas, Europe, the Middle East and Asia and focus on direct and channel sales, sales operations, professional services, account management and technical consulting. As of December 31, 2015, we had 2,874 employees in this organization.

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

We compete with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, security solutions, technologies used by network operators to improve the efficiency of their systems, streaming content delivery services and equipment-based solutions for Internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the Internet. In addition, existing and potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a provider of externally-managed services like Akamai.

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

Proprietary Rights and Licensing

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2015, we owned, or had exclusive rights to, more than 230 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2016 and 2034. We do not believe that the expiration of any particular patent in the near future would be material to our business. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide exclusive right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

As of December 31, 2015, we had 6,084 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good, and we have been acknowledged in respected publications as an excellent place to work.

Additional Information

Akamai was incorporated in Delaware in 1998 and have our corporate headquarters at 150 Broadway, Cambridge, Massachusetts. Our Internet website address is www.akamai.com. We make available, free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission, or the Commission, as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

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

We have been in business for more than 17 years and consider ourselves pioneers in the development of content and application delivery solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings or risk losing such business. We believe, therefore, that developing innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly changing technology environment where it can be difficult to anticipate the needs of potential customers and where competitors may develop products and services that are, or may be viewed as, better than ours. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services the market will accept. This could cause our expenses to grow more rapidly than our revenue. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

Slower traffic growth on our network and numerous other factors could cause our revenue growth rate to slow and profitability to decline.

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower traffic growth on our network than we expect or than we have experienced in recent years, our revenue growth rate will slow, and we may not be able to maintain our current level of profitability in 2016 or on a quarterly or annual basis thereafter. Numerous factors can impact traffic growth including:

•	decisions by our customers to delay introduction of over the top (OTT) video delivery initiatives;

•	customers, particularly larger media customers, implementing their own data centers and delivery approaches to limit their reliance on third party providers like us; and

•	macro-economic market and industry pressures.

Our revenue growth rate may slow and profitability may decline in future periods as a result of a number of other factors unrelated to traffic growth, including:

•	inability to increase sales of our core services and advanced features;

•	increased headcount expenses;

•	changes in our customers' business models that we do not fully anticipate or that we fail to address adequately; and

•	increased reliance by customers on our secure socket layer, or SSL, network which is more expensive to maintain and operate.

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

The information technology industry and the markets in which we compete have grown rapidly over the life of our company and continue to evolve in response to new technological advances, changing business models and other factors. We and the other companies that compete in this industry and these markets experience continually shifting business relationships, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to:

•	our customers or partners becoming our competitors;

•	our network suppliers becoming partners with us or, conversely, no longer seeking to work with us;

•	our working more closely with hardware providers;

•	large technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as competitors; and

•	needing to expand into new lines of business or to change or abandon existing strategies.

As a result of this constantly changing environment, our future business strategies, practices and results may be difficult to predict, and we may face operational difficulties in adjusting to the changes.

Our technological approach to addressing the challenges of conducting business over the Internet may not be adequate or cost effective to handle evolving market forces.

We believe that the Internet has the potential to experience dramatic growth in the future. For example, only a minority of individuals watch television over the Internet now, but many predict that the Internet will become the dominant medium for delivery of video content in the future. In addition, the use of mobile devices has increased rapidly in recent years and is expected to continue to grow in the future. There could develop an inflection point above which global usage of the Internet increases to a level that our current approaches to the delivery of content and applications may not be sustainable at current levels of profitability or at all. It is expensive to deploy dedicated servers in data centers around the world; therefore, that approach of deploying at the "edge" of the Internet may be inadequate to fully address our customer's evolving needs or we may no longer be able to maintain our current approach to delivery. If we are unable to develop or acquire scalable new technologies to address the expected growth and other changes we expect, our business and financial statements may suffer.

If we are unable to compete effectively, our business will be adversely affected.

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, product and service offerings and geographic region and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are: excellence of technology, global presence, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength. Competitors include some of our current partners and customers.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies and allocate greater resources to the promotion, marketing, and sales of their services; and

•	dedicate greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less-sophisticated versions of services than we provide at lower prices than those we charge;

•	develop new business models that are disruptive to us; and

•	respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in superior offerings.

Existing and potential customers may not purchase our services, or may limit their use of them, because they:

•	pursue a "do-it-yourself" approach by putting in place equipment, software and other technology solutions for content and application delivery within their internal systems;

•	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

•	implement multi-vendor policies to reduce reliance on external providers like us.

Ultimately, increased competition of all types could result in price and revenue reductions, loss of customers and loss of market share, each of which could materially impact our business, profitability, financial condition, results of operations and cash flows.

Our operating results can be impacted by the actions and business life cycles of a small number of large customers.

Historically, our operating results have been subject to fluctuations related to dependence on several large customers, particularly media companies, for a significant portion of our revenues. The amount of traffic we deliver on behalf of those customers can vary significantly based on decisions they make about their businesses, including whether to start or delay new business initiatives, build out their own networks to handle delivery, or implement or maintain multiple vendor strategies. These approaches can change rapidly and unpredictably. While we believe that we will be less reliant on individual customers in the future, we are likely to continue to face some uncertainty in forecasting our revenues from quarter to quarter or over longer periods related to these customers and could also experience inconsistent revenue growth patterns and earnings.

We may be unable to replace lost revenue due to customer cancellations, renewals at lower rates or other less favorable terms.

It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of high-margin services, features and functionalities that our existing customers purchase. We cannot predict our renewal rates. Some customers may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. Historically, a significant percentage of our renewals, particularly with larger customers, has involved unit price declines as competition has increased and the market for certain parts of our business has matured. Our renewal rates may decline as a result of a number of factors, including competitive pressures, customer dissatisfaction with our services, customers' inability to continue their operations and spending levels, the impact of multi-vendor policies, customers implementing or increasing their use of in-house technology solutions and general economic conditions. In addition, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a commitment would make it easier for customers to stop doing business with us, which would negatively impact revenue.

Security breaches and other unplanned interruptions in the functioning of our network or services could lead to significant costs and disruptions that could harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. We transmit and store our customers' information and data as well as our own. Maintaining the security and availability of our services, network and internal IT systems is a critical issue for us and our customers. The costs to us to avoid or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, loss of existing or potential customers, liability to third parties and regulatory sanctions. As we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure intended to steal information about our technology, financial data or customer information or take other actions that would be damaging to our customers and us. Our network or services could also be disrupted by numerous other events, including failure or refusal of our third party network providers to provide the necessary capacity, natural disasters, power losses and human error. Any significant breach of our security measures or other disruptions to our network or IT systems would threaten our ability to provide our customers with fast, efficient and reliable distribution of applications and content over the Internet, would harm our reputation and could lead to customer credits, loss of customers, higher expenses and increased legal liability.

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

Acquisitions are an important part of our corporate strategy. We may also enter into other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•	difficulty integrating the operations and personnel of acquired companies;

•	potential disruption of our ongoing business;

•	potential distraction of management;

•	diversion of business resources from core operations;

•	expenses related to the transactions;

•	failure to realize synergies or other expected benefits;

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and

•	potential unknown liabilities associated with acquired businesses.

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

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified employees, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.

In February 2016, we announced that our current products and development and global sales, channels and marketing organizations will be realigned into new groups, initially focused on our Media and Web customers and solutions. With a goal of improving alignment between customer feedback and product innovation, making Akamai easier to do business with and increasing productivity, each group will integrate existing personnel from product management, product development, sales, channels and product marketing functions into its team effective in April 2016.  Structural changes like these can be distracting to management and the rest of the employee base, and we may not ultimately realize the intended benefits, even after incurring expenses in carrying out the realignment.

As our business evolves, we must also expand and adapt our IT and operational infrastructure. Our business relies on our data systems, billing systems and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected. If the third parties we rely on for hosted data solutions for our internal network and information systems are subject to a security breach or otherwise suffer disruptions that impact the services we utilize, the integrity and availability of our internal information could be compromised causing the loss of confidential or proprietary information, damage to our reputation and economic loss.

If we are unable to retain our key employees and hire and retain qualified sales, technical, marketing and support personnel, our ability to compete could be harmed.

Our future success depends upon the services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. In making employment decisions, particularly in our industry, job candidates and current personnel often consider the value of stock-based compensation. Declines in the price of our stock could adversely affect our ability to attract or retain key employees.

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

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	slower than expected growth in traffic over our network;

•	announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions;

•	introduction of new products, services and strategic developments by us or our competitors;

•	market speculation about whether we are a takeover target;

•	activism by any single large stockholders or combination of stockholders;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	purchases or sales of our stock by our officers and directors;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

We have operations in numerous foreign countries and may continue to expand our operations internationally. Such expansion could require us to make significant expenditures, which could harm our profitability. We are increasingly subject to a number of risks associated with international business activities that may increase our costs, make our operations less efficient and require significant management attention. These risks include:

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

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our services and platform that have given rise to service incidents. We have also experienced customer dissatisfaction with the quality of some of our media delivery and other services, which has led to loss of business and could lead to loss of customers in the future. There may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner, and we may have insufficient resources to efficiently cope with multiple service incidents happening simultaneously or in rapid succession. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified and improve the quality of our services, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenue and market share, damage to our reputation, increased expenses, delayed payments and legal actions by our customers.

We may have insufficient transmission and co-location space, which could result in disruptions to our services and loss of revenue.

Our operations are dependent in part upon transmission capacity provided by third party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business, networks imposing traffic limits or governments adopting regulations that impact network operations. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. This risk is heightened where market power is concentrated with one or a few major networks. We also may be unable to move quickly enough to augment capacity to reflect growing traffic demands. Failure to put in place the capacity we require could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. In addition, customers have increasingly elected to transmit their content over our SSL network, which is more costly for us to operate and could require significant additional investment for us. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our profitability.

Government regulation is evolving, and unfavorable changes could harm our business.

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, domestic and foreign government attempts to regulate the operation of the Internet could negatively impact our business. While regulations recently adopted by the U.S. Federal Communications Commission that govern certain aspects of the operation of the Internet (such as content blocking and throttling and paid prioritization) do not apply to content delivery network providers like us, there is no guarantee that future regulatory and legislative initiatives will not impact our business. Furthermore, with more business being conducted over the Internet, there have been calls for more stringent copyright protection, tax, consumer protection, cybersecurity, data localization and content restriction laws, both in the U.S. and abroad, that may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. The adoption of any of these measures could negatively affect both our business directly as well as the businesses of our customers, which could reduce their demand for our services.

We may also be impacted by changes in privacy-related regulations governing the collection, use, retention, sharing and security of data that we receive from our customers, visitors to their websites and others. Complying with a diverse range of privacy requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have a publicly-available privacy policy concerning our collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy-related laws, government regulations or directives, or industry self-regulatory principles could result in damage to our reputation or proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believed were infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention from our management and technical personnel, and the outcomes are unpredictable. Monitoring unauthorized use of our services is difficult, and we cannot be certain that the steps we have taken or will take will prevent unauthorized use of our technology. We have licensed technology from the Massachusetts Institute of Technology that is covered by various patents and copyrights relating to Internet content delivery technology. Some of our core technology is based in part on the technology covered by these patents, patent applications and copyrights. These patents are scheduled to expire beginning in 2018. As the patents expire, we will no longer have the right to exclude others from practicing the technologies covered by them. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology.

We rely on certain “open-source” software the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms, which could materially affect our business.

Certain of our service offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable. Open-source software may have security flaws and other deficiencies that could make our solutions less reliable and damage our business. Certain open-source code is governed by license agreements, the terms of which could require users of such software to make any derivative works of the software available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could be expensive and divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. If a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software available at no cost.

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

As of December 31, 2015, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Our deployed network of servers consumes significant energy resources, including those generated by the burning of fossil fuels. In response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. In addition, our customers and investors may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. The costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenue and damage to our reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 490,000 square feet of property in Cambridge, Massachusetts where our primary corporate offices are located. The majority of the leases for such space are scheduled to expire in December 2019, and of this space, we have subleased approximately 18,000 square feet to another company. We maintain offices in several other locations in the United States, including in or near each of Phoenix, Arizona; Los Angeles, San Francisco, San Mateo and San Diego, California; Denver, Colorado; Washington, D.C.; Fort Lauderdale, Florida; Atlanta, Georgia; Chicago, Illinois; Manchester, New Hampshire; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington.

We also maintain offices in or near the following cities outside the United States: Bangalore, Chennai, Delhi and Mumbai, India; Beijing, Hong Kong, Shenzhen, and Shanghai, China; Sao Paulo, Brazil; Copenhagen, Denmark; Dusseldorf, Hamburg, Frankfurt and Munich, Germany; Paris, France; Brussels, Belgium; London, England; Tokyo, Fukuoka, Nagoya and Osaka, Japan; Singapore; Madrid, Spain; Sydney, Melbourne and Canberra, Australia; Netanya, Israel; Livingston, Scotland; Ottawa, Canada; San Jose, Costa Rica; Milan, Italy; Stockholm, Sweden; Seoul, South Korea; Geneva and Zurich, Switzerland; Kuala Lumpur, Malaysia; Taipei, Taiwan; Amsterdam, the Netherlands; Prague, Czech Republic; Dubai, UAE; and Krakow, Poland.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock on the NASDAQ Global Select Market:

	2015		2014
	High	Low	High	Low
First quarter	$73.53	$56.85	$63.15	$45.59
Second quarter	$78.44	$69.13	$62.76	$50.52
Third quarter	$76.98	$63.14	$64.74	$56.40
Fourth quarter	$76.39	$50.56	$65.39	$51.74

As of February 23, 2016, there were 404 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2015 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2015 – October 31, 2015	386,238	$71.47	386,238	$203,599
November 1, 2015 – November 30, 2015	528,720	60.21	528,720	171,765
December 1, 2015 – December 31, 2015	750,906	54.25	750,906	131,028
Total	1,665,864	$60.14	1,665,864	$131,028

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

(4)
In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, announced on October 23, 2013, which is effective through December 31, 2016. As of December 31, 2015, $131,028 remained available for repurchase under that program. In February 2016, the Board of Directors authorized a new $1.0 billion share repurchase program, announced on February 9, 2016, which is effective through December 31, 2018.

During the year ended December 31, 2015, we repurchased 4.5 million shares of our common stock for an aggregate of $302.6 million.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statements of income and balance sheet data for all periods presented is derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K or in annual reports on Form 10-K for prior years on file with the Commission.

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year ended December 31,	2015	2014	2013	2012	2011
Revenue	$2,197,448	$1,963,874	$1,577,922	$1,373,947	$1,158,538
Total costs and operating expenses	1,731,298	1,474,355	1,163,954	1,059,460	867,889
Income from operations	466,150	489,519	413,968	314,487	290,649
Net income	321,406	333,948	293,487	203,989	200,904
Basic net income per share	1.80	1.87	1.65	1.15	1.09
Diluted net income per share	1.78	1.84	1.61	1.12	1.07
Cash, cash equivalents and marketable securities	1,524,235	1,628,284	1,246,922	1,095,240	1,229,955
Total assets	4,187,925	4,001,546	2,957,685	2,600,627	2,345,501
Convertible senior notes	624,288	604,851	—	—	—
Other long-term liabilities	110,319	117,349	65,088	51,929	40,859
Total stockholders’ equity	3,120,878	2,945,335	2,629,431	2,345,754	2,156,250

The following items impact the comparability of the consolidated financial data presented above:

•
During the years presented in the table above, various acquisitions occurred. In 2015, we completed three acquisitions having an aggregate purchase price of $142.3 million. In 2014, we completed one acquisition for a total purchase price of $392.1 million. In 2013, we completed two acquisitions having an aggregate purchase price of $61.9 million. In 2012, we completed four acquisitions having an aggregate purchase price of $344.7 million. See Note 8 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more details regarding these acquisitions.

•
Effective January 1, 2013, we increased the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently. For the years ended December 31, 2015, 2014 and 2013, this change decreased depreciation expense on network assets as compared to the years ended December 31, 2012 and 2011. The change increased net income and both basic and diluted net income per share for the years ended December 31, 2015, 2014 and 2013 as compared to the years ended December 31, 2012 and 2011.

•
We divested our Advertising Decision Solutions, or ADS, business in January 2013. Revenue from the ADS business was $2.7 million, $44.0 million and $42.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•
Our effective income tax rate was 29.6%, 30.4%, 30.0%, 36.6% and 34.6% for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. The variability of the rate was caused by certain one-time items recognized in the past few years and also the composition of income from foreign jurisdictions that is taxed at lower rates as compared to the statutory rates in the U.S. Our effective income tax rate for 2015 was lower than the federal statutory rate of 35.0%, primarily due to the retroactive application of a U.S. tax court ruling with respect to the treatment of stock-based compensation in intercompany arrangements, which resulted in a tax benefit of $9.1 million for the period from January 1, 2010 to December 31, 2014. In 2014, our effective income tax rate was favorably impacted by a state tax benefit from software development activities, which resulted in a tax benefit of $16.0 million for the period from January 1, 2010 to December 31, 2014. In 2013, our effective income tax rate was favorably impacted by $18.3 million from the retroactive adoption of the domestic production activities deduction for the period from January 1, 2010 to December 31, 2013 and the reinstatement of the federal research and development credit, which was retroactive to 2012.

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

Overview

We provide cloud services for delivering, optimizing and securing content and business applications over the Internet. For many of our core solutions, we rely on a recurring revenue model with customers executing contracts having terms of one year or longer. We believe this emphasis on longer-term contracts allows us to have a consistent and predictable base level of revenue, which is important to our financial success. We are also dependent on media customers where usage of our services is less predictable; as a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of social media and video platform capabilities, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The prices we are able to charge for our services is also a key factor impacting income.

During each of the periods presented in this annual report, we increased revenue over the prior year and we have observed the following trends related to our revenue:

•	Increased sales of our Cloud Security Solutions have made a significant contribution to our increased revenue, and we expect to continue our focus on security solutions in the future.

•
We have increased committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers. These increases helped to limit the impact of reductions in usage of our services and contract terminations by certain customers, as well as the effect of price decreases negotiated as part of contract renewals.

•
We have experienced increases in the amount of traffic delivered for our customers that use our solutions for video, gaming, social media and software downloads. In the second half of 2015, however, we experienced a slower growth rate in revenue from these services and expect this trend to continue into 2016. We believe that this development is primarily attributable to an increase in "do-it-yourself" approaches by our two largest media customers based in the U.S., which led to a moderation in the overall rate of growth of customer traffic on our network.

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

We were profitable in each of the years presented in this annual report. Our level of profitability is impacted by our revenue as well as expense levels, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•
We have made investments to support the potential future growth of over the top, or OTT, media offerings and to support other strategic initiatives that we anticipate will generate revenue in the future. On a relative basis, these investments have increased our expenses ahead of expected revenue benefits.

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

•
Payroll and related compensation costs have increased as we have increased headcount to support our revenue growth and strategic initiatives. We increased our headcount by 979 and 1,200 employees during the years ended December 31, 2015 and 2014, respectively. We expect to continue to hire additional employees, but at a slower rate, both domestically and internationally, in support of our strategic initiatives.

Fluctuations in foreign currency exchange rates have also impacted our reported results. Revenue and expenses of our operations outside of the U.S. are important contributors to our overall financial performance, and as currencies have weakened against the U.S. dollar, our revenue has been negatively impacted and our expenses have been positively impacted. If foreign currency exchange rates during the year ended December 31, 2015 had remained the same as exchange rates during the year ended December 31, 2014, our revenue would have increased by 16% as opposed to 12%. Similarly, diluted earnings per share would have increased 2% as opposed to decreasing 3% had exchange rates remained constant during the same period.

During 2015, we completed three acquisitions. While the impact of the acquisitions was immaterial to our financial results as a whole, they have increased our revenue and level of expenses. During the year ended December 31, 2015, our results include the activities of the acquisition of Xerocole, Inc. in February 2015, Codemate A/S and its wholly-owned subsidiary Octoshape ApS in April 2015 and Bloxx Limited in October 2015.

During 2014, we acquired Prolexic Technologies, Inc., or Prolexic. Prolexic was slightly dilutive to our earnings per share for the year ended December 31, 2014. Revenue and expenses from the acquired operations have been included in our earnings since the acquisition date of February 18, 2014. Also in February 2014, we completed an offering of $690.0 million in par value of convertible senior notes. The notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature.

During 2013, we completed two acquisitions. Although our financial statements include revenue and expenses of the acquired companies following their acquisitions, the impact was not material, individually or in the aggregate, to our consolidated financial results. In the first quarter of 2013, we also divested our ADS business.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	33.0	31.1	32.4
Research and development	6.8	6.4	5.9
Sales and marketing	20.1	19.3	17.8
General and administrative	17.7	16.6	16.2
Amortization of acquired intangible assets	1.2	1.6	1.4
Restructuring charges	—	0.1	0.1
Total costs and operating expenses	78.8	75.1	73.8
Income from operations	21.2	24.9	26.2
Interest income	0.5	0.4	0.4
Interest expense	(0.8)	(0.8)	—
Other expense, net	(0.1)	(0.1)	—
Income before provision for income taxes	20.8	24.4	26.6
Provision for income taxes	6.2	7.4	8.0
Net income	14.6%	17.0%	18.6%

Revenue

Revenue during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2015	2014	% Change	% Change at Constant Currency	2014	2013	% Change	% Change at Constant Currency
Revenue	$2,197,448	$1,963,874	11.9%	15.5%	$1,963,874	$1,577,922	24.5%	25.1%

The increase in our revenue from 2014 to 2015 was driven by continued strong demand for our services across all of our solutions and geographies, with particularly strong growth from our Cloud Security Solutions. We experienced moderation in the rate of revenue growth, particularly in the second half of 2015, from our Media Delivery Solutions. The moderation was primarily due to an increase in "do-it-yourself" approaches by our two largest media customers based in the U.S, which led to a slower overall rate of growth of customer traffic on our network.

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

For the year ended December 31, 2015, resellers accounted for 26% of revenue as compared to 25% and 21% of revenue for the years ended December 31, 2014 and 2013, respectively. The increase in revenue from resellers was attributable to increased traction with our carrier channel partners. For the years ended December 31, 2015, 2014 and 2013, no single customer accounted for 10% or more of revenue.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2015	2014	% Change	% Change at Constant Currency	2014	2013	% Change	% Change at Constant Currency
U.S.	$1,604,492	$1,429,063	12.3%	12.3%	$1,429,063	$1,145,362	24.8%	24.8%
International	592,956	534,811	10.9	24.3	534,811	432,560	23.6	25.4
Total revenue	$2,197,448	$1,963,874	11.9%	15.5%	$1,963,874	$1,577,922	24.5%	25.1%

For the years ended December 31, 2015, 2014 and 2013, approximately 27% of our revenue was derived from our operations located outside of the U.S. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods. Our U.S. revenue has been impacted by reduced revenue from our largest Media Delivery Solutions customers, which contributed to the slowing of the growth rate in our U.S. revenue.

During 2015, we experienced strong revenue growth from our operations in the Asia Pacific region and continued improvement in revenue growth from our operations in Europe, the Middle East and Africa, but we continued to be negatively impacted by foreign currency exchange rates. Changes in foreign currency exchange rates negatively impacted our revenue by $71.7 million in 2015 as compared to 2014, and by $7.8 million in 2014 as compared to 2013.

The following table quantifies the contribution to revenue from our solution categories for the years ended December 31, 2015, 2014 and 2013 (in thousands); growth rates in constant currency for the year ended December 31, 2014 exclude the impact of revenue from the ADS business that was divested during the three months ended March 31, 2013:

	For the Years Ended December 31,				For the Years Ended December 31,
	2015	2014	% Change	% Change at Constant Currency	2014	2013	% Change	% Change at Constant Currency
Performance and Security Solutions	$1,049,732	$899,232	16.7%	20.2%	$899,232	$697,825	28.9%	29.2%
Media Delivery Solutions	977,369	917,407	6.5	10.3	917,407	760,550	20.6	21.3
Service and Support Solutions	170,347	147,235	15.7	19.8	147,235	117,418	25.4	25.8
Advertising Decision Solutions	—	—	—	—	—	2,129	(100.0)	—
Total revenue	$2,197,448	$1,963,874	11.9%	15.5%	$1,963,874	$1,577,922	24.5%	25.1%

The increases in Performance and Security Solutions revenue for 2015 as compared to 2014, and 2014 as compared to 2013, were due to increased demand across all major product lines, with especially strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the year ended December 31, 2015 was $254.4 million, as compared to $170.0 million and $59.7 million for the years ended December 31, 2014 and 2013, respectively. Additionally, the increase in 2014 as compared to 2013 was partially attributable to the acquisition of Prolexic.

The increase in Media Delivery Solutions revenue for 2015 as compared to 2014 was due to higher demand across most of our customer base. As discussed above, the year over year rate of revenue growth for these solutions slowed, particularly from our two largest media accounts and the impact of their "do-it-yourself" efforts. In 2014, we also saw unseasonably high traffic levels and revenue from larger media accounts along with several large software and gaming releases that did not repeat in 2015, negatively impacting period-over-period revenue growth. We expect this moderation of revenue growth for Media Delivery Solutions to continue into 2016.

The increase in Media Delivery Solutions revenue in 2014 as compared to 2013 was due to strong demand across most of our customer base, including from our largest, most strategic customers. During 2014, we experienced particularly strong growth from our social media, gaming, video and software download customers.

The increases in the Service and Support Solutions revenue for 2015 as compared to 2014, and 2014 as compared to 2013, were due to strong new customer attachment rates for our professional services and service offering upgrades purchased by our installed base.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Bandwidth fees	$150,607	$124,470	21.0%	$124,470	$103,344	20.4%
Co-location fees	125,983	113,661	10.8%	113,661	111,052	2.3
Network build-out and supporting services	58,207	42,114	38.2%	42,114	37,123	13.4
Payroll and related costs	158,742	143,468	10.6%	143,468	112,806	27.2
Stock-based compensation, including amortization of prior capitalized amounts	26,222	21,866	19.9%	21,866	18,568	17.8
Depreciation of network equipment	130,098	107,250	21.3%	107,250	83,811	28.0
Amortization of internal-use software	75,761	58,114	30.4%	58,114	44,383	30.9
Total cost of revenue	$725,620	$610,943	18.8%	$610,943	$511,087	19.5%
As a percentage of revenue	33.0%	31.1%		31.1%	32.4%

The increase in total cost of revenue for 2015 as compared to 2014 was primarily due to increases in:

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network;

•	amounts paid for network build-out and supporting services related to the increase in server deployments and investments in network expansion;

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

The increase in total cost of revenue for 2014 as compared to 2013 was primarily due to increases in:

•
payroll and related costs of service personnel due to headcount growth to support our our product-aligned and discrete services revenue growth, as well as headcount growth related to our network operations to support our other solution categories and from acquisitions;

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

We believe that cost of revenue will increase during 2016 as compared to 2015 primarily because we expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with the increased traffic. However, our anticipated increases in cost of revenue are likely to be partially offset by lower bandwidth costs per unit and continued efficiency in network deployment. Additionally, during 2016, we anticipate amortization of internal-use software development costs to increase as compared to 2015, along with increased payroll and related costs associated with our network and professional services personnel and related expenses. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers including OTT video traffic.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Payroll and related costs	$220,198	$188,509	16.8%	$188,509	$139,018	35.6%
Stock-based compensation	23,926	19,351	23.6	19,351	17,472	10.8
Capitalized salaries and related costs	(103,352)	(91,106)	13.4	(91,106)	(67,935)	34.1
Other expenses	7,819	8,532	(8.4)	8,532	5,324	60.3
Total research and development	$148,591	$125,286	18.6%	$125,286	$93,879	33.5%
As a percentage of revenue	6.8%	6.4%		6.4%	5.9%

The increases in research and development expenses for 2015 as compared to 2014, and 2014 as compared to 2013, were due to increases in payroll and related costs as a result of continued growth in headcount to support investments in new product development and network scaling, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2015, 2014 and 2013, we capitalized $16.7 million, $13.7 million and $11.5 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses during 2016 will increase as compared to 2015, as we continue to make improvements to our core technology and support the development of new services and engineering innovation.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Payroll and related costs	$316,845	$264,788	19.7%	$264,788	$191,554	38.2%
Stock-based compensation	53,542	47,571	12.6	47,571	39,290	21.1
Marketing programs and related costs	43,990	35,833	22.8	35,833	26,449	35.5
Other expenses	26,611	30,843	(13.7)	30,843	23,087	33.6
Total sales and marketing	$440,988	$379,035	16.3%	$379,035	$280,380	35.2%
As a percentage of revenue	20.1%	19.3%		19.3%	17.8%

The increases in sales and marketing expenses for 2015 as compared to 2014, and 2014 as compared to 2013, were primarily due to higher payroll and related costs, as we invested in our sales and marketing organization, as well as additional marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion.

We believe that sales and marketing expenses will increase during 2016 as compared to 2015, due to increased payroll and related costs as a result of headcount growth throughout 2015 and into 2016. We expect headcount growth in 2016, but at a slower pace than we experienced in 2015.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Payroll and related costs	$161,660	$146,373	10.4%	$146,373	$105,205	39.1%
Stock-based compensation	35,062	33,151	5.8	33,151	28,255	17.3
Depreciation and amortization	54,562	40,053	36.2	40,053	26,991	48.4
Facilities-related costs	64,302	52,684	22.1	52,684	44,030	19.7
Provision for doubtful accounts	1,717	1,229	39.7	1,229	475	158.7
Acquisition-related costs	1,756	3,911	(55.1)	3,911	1,853	111.1
Professional fees and other expenses	69,206	48,444	42.9	48,444	48,409	0.1
Total general and administrative	$388,265	$325,845	19.2%	$325,845	$255,218	27.7%
As a percentage of revenue	17.7%	16.6%		16.6%	16.2%

General and administrative expenses include costs of our finance, human resources, information technology, legal and administrative network infrastructure functions, in addition to our facility-related costs and depreciation of facility-related capital assets. The increases in general and administrative expenses for 2015 as compared to 2014, and 2014 as compared to 2013, were primarily due to the expansion of company infrastructure to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. In particular, we increased general and administrative headcount and our facility footprint, which increased payroll and related costs, facilities-related costs and depreciation and amortization. In the year ended December 31, 2015, we increased the number of software-as-a-service, or SaaS, solutions that we use, as compared to 2014, which contributed to the increase in professional fees and other expenses, along with increases in legal and other professional consulting fees. In addition, acquisition-related costs were higher for 2014 as compared to both 2015 and 2013 due to the acquisition of Prolexic.

During 2016, we expect general and administrative expenses to increase as compared to 2015, due to anticipated increased payroll and related costs and facilities-related costs. The increase in those expenses is expected to be attributable to increased hiring, investments in information technology and the expansion of our facility footprint to support headcount growth, which occurred throughout 2015 and is expected to continue in 2016.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2015	2014	% Change	2014	2013	% Change
Amortization of acquired intangible assets	$27,067	$32,057	(15.6)%	$32,057	$21,547	48.8%
As a percentage of revenue	1.2%	1.6%		1.6%	1.4%

The decrease in amortization of acquired intangible assets for the year ended December 31, 2015, as compared to 2014, was driven by the finalization of amortization of intangible assets acquired in earlier years, in addition to the deceleration in recognition of customer backlog-related intangible assets acquired from Prolexic, which have a short useful life. The decrease in amortization of acquired intangible assets was only partially offset by amortization from intangible assets related to acquisitions completed in 2015. The increase in amortization of acquired intangible assets during 2014 as compared to 2013 was due to the acquisition of Prolexic.

Based on acquired intangible assets at December 31, 2015, future amortization is expected to be approximately $26.5 million, $27.8 million, $23.7 million, $21.7 million and $17.7 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

Restructuring Charges

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2015	2014	% Change	2014	2013	% Change
Restructuring charges	$767	$1,189	(35.5)%	$1,189	$1,843	(35.5)%
As a percentage of revenue	—%	0.1%		0.1%	0.1%

The restructuring charges in 2015 consisted of severance expenses for redundant employees associated with acquisitions completed during the year. The 2014 restructuring charges consisted of severance and related expenses for redundant employees acquired as part of the acquisition of Prolexic, in addition to a facility contract termination fee. During 2013, we recorded a restructuring charge for leasehold improvements that were no longer in use as a result of an early lease termination. In addition, we incurred severance and relocation expenses for employees impacted by the closing of the facility.

During 2016, we expect to incur severance charges as a result of changes to our organizational structure. The charges relate to a few individuals and are the result of a realignment of our products and development and global sales, services and marketing groups into organizations centered on our solutions.

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2015	2014	% Change	2014	2013	% Change
Interest income	$11,200	$7,680	45.8%	$7,680	$6,077	26.4%
As a percentage of revenue	0.5%	0.4%		0.4%	0.4%
Interest expense	$(18,525)	$(15,463)	19.8%	$(15,463)	$—	100.0%
As a percentage of revenue	(0.8)%	(0.8)%		(0.8)%	—%
Other expense, net	$(2,201)	$(1,960)	12.3%	$(1,960)	$(491)	299.2%
As a percentage of revenue	(0.1)%	(0.1)%		(0.1)%	—%

For the periods presented, interest income consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other expense, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuations in other expense, net for 2015 as compared to 2014, and 2014 as compared to 2013, were primarily due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2015	2014	% Change	2014	2013	% Change
Provision for income taxes	$135,218	$145,828	(7.3)%	$145,828	$126,067	15.7%
As a percentage of revenue	6.2%	7.4%		7.4%	8.0%
Effective income tax rate	29.6%	30.4%		30.4%	30.0%

For the year ended December 31, 2015, our effective income tax rate was lower than the federal statutory tax rate due to the retroactive application of a U.S. tax court ruling with respect to the treatment of stock-based compensation in intercompany arrangements, the federal research and development credit, the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. These benefits were partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

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

The decrease in the provision for income taxes for 2015 as compared to 2014 was mainly due to the retroactive application of a U.S. tax court ruling with respect to the treatment of stock-based compensation in intercompany arrangements and the composition of income from foreign jurisdictions with lower tax rates than the statutory tax rates in the U.S. These benefits were partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments.

The increase in the provision for income taxes for 2014 as compared to 2013 was mainly due to the increase in operating income and a change in the composition of income in different jurisdictions, partially offset by the reinstatement of the federal research and development credit, the federal domestic production activities deduction and state software development activities benefit.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on accounting principles generally accepted in the U.S., or GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. These non-GAAP financial measures are: non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and impact of foreign currency exchange rates, as discussed below.

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

•
Restructuring charges – We have incurred restructuring charges that are included in our GAAP financial statements, primarily related to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect expected future operating expense, and do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Income from operations	$466,150	$489,519	$413,968
Amortization of acquired intangible assets	27,067	32,057	21,547
Stock-based compensation	126,677	111,996	95,884
Amortization of capitalized stock-based compensation and capitalized interest expense	13,618	10,506	8,077
Other operating expenses	4,923	3,611	2,508
Non-GAAP income from operations	$638,435	$647,689	$541,984

GAAP operating margin	21%	25%	26%
Non-GAAP operating margin	29%	33%	34%

Other operating expenses excluded from the non-GAAP results presented in the table above includes: acquisition-related costs, restructuring charges, divestiture gains and certain legal matter costs.

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	2015	2014	2013
Net income	$321,406	$333,948	$293,487
Amortization of acquired intangible assets	27,067	32,057	21,547
Stock-based compensation	126,677	111,996	95,884
Amortization of capitalized stock-based compensation and capitalized interest expense	13,618	10,506	8,077
Other operating expenses	4,923	3,611	2,508
Amortization of debt discount and issuance costs	18,525	15,463	—
Loss on investments	25	443	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(58,309)	(59,202)	(54,124)
Non-GAAP net income	$453,932	$448,822	$367,379

GAAP net income per diluted share	$1.78	$1.84	$1.61
Non-GAAP net income per diluted share	$2.52	$2.48	$2.02
Shares used in per share calculations	180,415	181,186	181,783

Other operating expenses excluded from the non-GAAP results presented in the table above includes: acquisition-related costs, restructuring charges, divestiture gains, and certain legal matter costs.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Net income	$321,406	$333,948	$293,487
Amortization of acquired intangible assets	27,067	32,057	21,547
Stock-based compensation	126,677	111,996	95,884
Amortization of capitalized stock-based compensation and capitalized interest expense	13,618	10,506	8,077
Other operating expenses	4,923	3,611	2,508
Interest income	(11,200)	(7,680)	(6,077)
Amortization of debt discount and issuance costs	18,525	15,463	—
Provision for income taxes	135,218	145,828	126,067
Depreciation and amortization	258,878	204,843	154,807
Other expense, net	2,201	1,960	491
Adjusted EBITDA	$897,313	$852,532	$696,791
Adjusted EBITDA margin	41%	43%	44%

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

Because exchange rates are a meaningful factor in understanding period-to-period comparisons, management believes the presentation of the impact of foreign currency exchange rates on revenue and earnings enhances the understanding of our financial results and evaluation of performance in comparison to prior periods. The dollar impact of changes in foreign currency exchange rates presented is calculated by translating current period results using monthly average foreign currency exchange rates from the comparative period and comparing it to the reported amount. The percentage change at constant currency presented is calculated by comparing the prior period amounts as reported and the current period amounts translated using the same monthly average foreign currency exchange rates from the comparative period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2015, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency securities, totaled $1.5 billion. Factoring in our convertible senior notes, our net cash at December 31, 2015 was $834.2 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of December 31, 2015, we had cash and cash equivalents of $185.3 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, intercompany obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Net income	$321,406	$333,948	$293,487
Non-cash reconciling items included in net income	425,366	319,312	286,033
Changes in operating assets and liabilities	17,379	4,810	(15,612)
Net cash flows provided by operating activities	$764,151	$658,070	$563,908

The increase in cash provided by operating activities for 2015 as compared to 2014, was primarily due to the decrease in cash paid for income taxes of $75.0 million versus $166.2 million for the years ended December 31, 2015 and 2014, respectively. The increase is also due to an increase in cash collections from customers as a result of increased revenue, offset by the increase in operating expenditures and the overall timing of our working capital payments. Accounts receivable days outstanding was 59 days as of the year ended December 31, 2015, compared to 56 days as of the year ended December 31, 2014.

The increase in cash provided by operating activities for 2014 as compared to 2013, was primarily due to increased profitability and the resulting cash collections from customers, offset by payments of working capital and the timing of those payments. Cash paid for income taxes also impacted cash flows provided by operating activities, which increased by $102.7 million from 2013 to 2014. During 2014, we paid taxes related to the acquisition of Prolexic, which contributed to the increase.

We expect cash provided by operating activities to increase in 2016 due to an expected increase in cash collections related to anticipated higher revenue, partially offset by an anticipated increase in operating expenses that require cash outlays, such as payroll and payroll-related costs.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Cash paid for acquired businesses, net of cash acquired	$(141,147)	$(386,532)	$(30,657)
Purchases of property and equipment and capitalization of internal-use software development costs	(444,983)	(318,627)	(260,073)
Net marketable securities activity	153,060	(479,392)	(19,750)
Other investing activity	(2,494)	5,745	(2,628)
Net cash used in investing activities	$(435,564)	$(1,178,806)	$(313,108)

The decrease in cash used in investing activities partially relates to the acquisition of Prolexic during 2014, with no corresponding acquisition of the same magnitude during 2015. Net marketable securities activity also contributed to the decrease in cash used in investing activities. During 2014, we invested the proceeds from our convertible senior notes, which caused the activity for marketable securities to be a net outflow. The decrease in cash used in investing activities was partially offset by an increase of purchases of property and equipment and capitalized internal-use software during 2015, as compared to 2014, as we continued to invest in our network with the goal of enhancing and adding functionality to our service offerings.

The increase in cash used in investing activities for 2014 as compared to 2013, primarily related to the acquisition of Prolexic, with no corresponding acquisitions of the same magnitude in 2013. The increase also relates to the increase in net purchases of marketable securities as a result of the investment of the proceeds of our convertible senior notes issuance.

Additionally, expenditures for internal-use software development increased as we continued to invest in our network with the goal of enhancing and adding functionality to our service offerings.

Cash (Used in) Provided by Financing Activities

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Activity related to convertible senior notes	$—	$655,413	$—
Activity related to stock-based compensation	36,928	68,698	45,176
Repurchases of common stock	(302,606)	(268,647)	(160,419)
Other financing activity	(2,050)	(19,437)	—
Net cash (used in) provided by financing activities	$(267,728)	$436,027	$(115,243)

The decrease in cash from financing activities during 2015 as compared to 2014, was primarily the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. During 2015, we also increased our repurchases of common stock.

Cash provided by financing activities for 2014 was primarily the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. Concurrent with the convertible senior notes issuance, we also repurchased $62.0 million of our common stock, which contributed to the increase in repurchases of common stock as compared to 2013.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. The goal of the program was to offset dilution from our equity compensation plans. During 2015, 2014 and 2013, we repurchased 4.5 million, 4.6 million and 3.9 million shares of our common stock, respectively, at an average price per share of $67.05, $58.02 and $41.16, respectively, pursuant to the current repurchase program, as well as prior programs approved by the Board of Directors.

In February 2016, the Board of Directors authorized a new $1.0 billion share repurchase program, effective from February 9, 2016 through December 31, 2018. Our goal for this program is to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

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

Liquidity Outlook

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our planned capital expenditures, investments in information technology and facility expansion, as well as anticipated share repurchases, lease and purchase commitments and settlements of other long-term liabilities.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2015, for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Real estate operating leases	$279,521	$52,456	$95,661	$59,287	$72,117
Bandwidth and co-location agreements	147,432	117,044	30,314	74	—
Open vendor purchase orders	123,199	102,832	19,776	591	—
Convertible senior notes	690,000	—	—	690,000	—
Total contractual obligations	$1,240,152	$272,332	$145,751	$749,952	$72,117

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2015, we had unrecognized tax benefits of $72.3 million, including $10.0 million of accrued interest and penalties. We believe that none of our unrecognized tax benefits will be recognized by the end of 2016. The settlement period for the entire amount of the unrecognized tax benefits is unknown.

Letters of Credit

As of December 31, 2015, we had outstanding $6.0 million in irrevocable letters of credit issued by us in favor of third party beneficiaries, primarily related to facility leases. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2024.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 10 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2015 and 2014 was determined to be immaterial.

Legal Matters

We are party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on our business, results of operations, financial condition or cash flows.

We are conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of our revenue in each of the years ended December 31, 2015, 2014 and 2013. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market.  In February 2015, we voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. We are cooperating with those agencies. As of the filing of these financial statements, we cannot predict the outcome of this matter. No provision with respect to this matter has been made in our consolidated financial statements.

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

In November 2015, the FASB issued guidance that requires companies to present deferred income tax assets and liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts. The standard is effective for us on January 1, 2016, but early adoption is permitted. We adopted this standard as of December 31, 2015, and applied it prospectively. We early adopted the standard because it simplifies our process of determining balance sheet classification for our deferred taxes. Prior period deferred income tax assets and liabilities have not been adjusted, due to the prospective application of the standard. The adoption of this standard did not have an impact on our results of operations or financial condition.

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

We primarily derive revenue from sales of services to customers executing contracts with terms of one year or longer. These contracts generally commit the customer to a minimum monthly, quarterly or annual level of usage and specify the rate at which the customer must pay for actual usage above the monthly, quarterly or annual minimum. For contracts with a monthly commitment, we recognize the monthly minimum as revenue each month, provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our service exceed the monthly minimum, we recognize revenue for such excess usage in the period of the additional usage. For annual or other non-monthly period revenue commitments, we recognize revenue monthly based upon the customer’s actual usage each month of the commitment period and only recognize any remaining committed amount for the applicable period in the last month thereof.

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

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record reserves against our accounts receivable balance. These reserves consist of allowances for doubtful accounts and revenue from certain customers on a cash-basis. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expense in the consolidated statements of income. Increases in the reserve for cash-basis customers are recorded as a reduction of revenue. The reserve for cash-basis customers increases as services are provided to customers for which collection is no longer reasonably assured. The reserve decreases and revenue is recognized when and if cash payments are received.

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2015 and 2014, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

Uncertainty in income taxes is recognized in our financial statements using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that we believe has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, high-quality corporate debt securities, commercial paper, mutual funds and money market funds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2015, 2014 and 2013. We do not enter into derivative financial instruments for trading or speculative purposes.

Translation Exposure

To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased revenue and decreased operating expenses. Conversely, our revenue will decrease and our operating expenses will increase when the U.S. dollar strengthens against foreign currencies.

Foreign exchange rate fluctuations may also adversely impact our consolidated financial condition as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recorded as a component of accumulated other comprehensive loss within stockholders' equity.

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2015 and 2014, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at December 31, 2015, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 29, 2016

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$289,473	$238,650
Marketable securities	460,088	519,642
Accounts receivable, net of reserves of $7,364 and $9,023 at December 31, 2015 and 2014, respectively	380,399	329,578
Prepaid expenses and other current assets	123,228	128,981
Deferred income tax assets	—	45,704
Total current assets	1,253,188	1,262,555
Property and equipment, net	753,180	601,591
Marketable securities	774,674	869,992
Goodwill	1,150,244	1,051,294
Acquired intangible assets, net	156,095	132,412
Deferred income tax assets	4,700	1,955
Other assets	95,844	81,747
Total assets	$4,187,925	$4,001,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,982	$77,412
Accrued expenses	216,166	204,686
Deferred revenue	54,154	49,679
Other current liabilities	138	2,234
Total current liabilities	332,440	334,011
Deferred revenue	4,163	3,829
Deferred income tax liabilities	12,888	39,299
Convertible senior notes	624,288	604,851
Other liabilities	93,268	74,221
Total liabilities	1,067,047	1,056,211
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 177,212,181 shares and 178,300,603 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,772	1,783
Additional paid-in capital	4,437,420	4,559,430
Accumulated other comprehensive loss	(41,453)	(17,611)
Accumulated deficit	(1,276,861)	(1,598,267)
Total stockholders’ equity	3,120,878	2,945,335
Total liabilities and stockholders’ equity	$4,187,925	$4,001,546

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2015	2014	2013
Revenue	$2,197,448	$1,963,874	$1,577,922
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	725,620	610,943	511,087
Research and development	148,591	125,286	93,879
Sales and marketing	440,988	379,035	280,380
General and administrative	388,265	325,845	255,218
Amortization of acquired intangible assets	27,067	32,057	21,547
Restructuring charges	767	1,189	1,843
Total costs and operating expenses	1,731,298	1,474,355	1,163,954
Income from operations	466,150	489,519	413,968
Interest income	11,200	7,680	6,077
Interest expense	(18,525)	(15,463)	—
Other expense, net	(2,201)	(1,960)	(491)
Income before provision for income taxes	456,624	479,776	419,554
Provision for income taxes	135,218	145,828	126,067
Net income	$321,406	$333,948	$293,487
Net income per share:
Basic	$1.80	$1.87	$1.65
Diluted	$1.78	$1.84	$1.61
Shares used in per share calculations:
Basic	178,391	178,279	178,196
Diluted	180,415	181,186	181,783

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Net income	$321,406	$333,948	$293,487
Other comprehensive loss:
Foreign currency translation adjustments	(22,872)	(15,349)	(4,361)
Unrealized (losses) gains on investments, net of income tax benefit of $773, $689 and $457 for the years ended December 31, 2015, 2014 and 2013, respectively	(970)	(171)	3,910
Other comprehensive loss	(23,842)	(15,520)	(451)
Comprehensive income	$297,564	$318,428	$293,036

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$321,406	$333,948	$293,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,563	247,406	184,431
Stock-based compensation	126,677	111,996	95,884
Excess tax benefits from stock-based compensation	(29,301)	(32,238)	(22,801)
Provision (benefit) for deferred income taxes	4,098	(25,880)	27,343
Amortization of debt discount and issuance costs	18,525	15,463	—
Other non-cash reconciling items, net	5,804	2,565	1,176
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(56,247)	(58,397)	(67,184)
Prepaid expenses and other current assets	7,137	(60,788)	(3,842)
Accounts payable and accrued expenses	51,624	94,698	40,533
Deferred revenue	3,224	7,725	11,495
Other current liabilities	(345)	(702)	52
Other non-current assets and liabilities	11,986	22,274	3,334
Net cash provided by operating activities	764,151	658,070	563,908
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(141,147)	(386,532)	(30,657)
Purchases of property and equipment	(311,676)	(207,159)	(187,964)
Capitalization of internal-use software development costs	(133,307)	(111,468)	(72,109)
Purchases of short- and long-term marketable securities	(692,879)	(1,225,409)	(494,885)
Proceeds from sales of short- and long-term marketable securities	2,008	373,730	160,210
Proceeds from maturities of short- and long-term marketable securities	843,931	372,287	314,925
Other non-current assets and liabilities	(2,494)	5,745	(2,628)
Net cash used in by investing activities	(435,564)	(1,178,806)	(313,108)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	678,735	—
Proceeds from the issuance of warrants related to convertible senior notes	—	77,970	—
Purchase of note hedge related to convertible senior notes	—	(101,292)	—
Repayment of acquired debt and capital leases	—	(17,862)	—
Proceeds related to the issuance of common stock under stock plans	61,791	87,109	63,707
Excess tax benefits from stock-based compensation	29,301	32,238	22,801
Employee taxes paid related to net share settlement of stock-based awards	(54,164)	(50,649)	(41,332)
Repurchases of common stock	(302,606)	(268,647)	(160,419)
Other non-current assets and liabilities	(2,050)	(1,575)	—
Net cash (used in) provided by financing activities	(267,728)	436,027	(115,243)
Effects of exchange rate changes on cash and cash equivalents	(10,036)	(10,532)	(3,655)
Net increase (decrease) in cash and cash equivalents	50,823	(95,241)	131,902
Cash and cash equivalents at beginning of year	238,650	333,891	201,989
Cash and cash equivalents at end of year	$289,473	$238,650	$333,891

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the year ended December 31, 2015 of $19,374	$75,033	$166,211	$63,508
Non-cash financing and investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	$19,327	$45,868	$19,927
Capitalization of stock-based compensation	$17,867	$15,226	$12,325
Convertible note receivable received for divestiture of a business	$—	$—	$18,882

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2013	177,782,814	$2,015	$5,195,543	$(624,462)	$(1,640)	$(2,225,702)	$2,345,754
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	4,050,525	50	(218)				(168)
Issuance of common stock under employee stock purchase plan	644,639	6	22,086				22,092
Stock-based compensation			107,882				107,882
Tax benefit from stock-based award activity, net			20,926				20,926
Stock-based compensation from awards issued to non-employees for services rendered			327				327
Repurchases of common stock	(3,897,282)			(160,418)			(160,418)
Treasury stock retirement		(263)	(784,617)	784,880			—
Net income						293,487	293,487
Foreign currency translation adjustment					(4,361)		(4,361)
Change in unrealized gain on investments, net of tax					3,910		3,910
Balance at December 31, 2013	178,580,696	1,808	4,561,929	—	(2,091)	(1,932,215)	2,629,431
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,648,994	14	6,444				6,458
Issuance of common stock under employee stock purchase plan	700,879	7	29,264				29,271
Stock-based compensation			127,222				127,222
Tax benefit from stock-based award activity, net			26,867				26,867
Equity component of convertible senior notes, net of issuance costs of $1,649			99,627				99,627
Issuance of warrants related to convertible senior notes			77,970				77,970
Purchase of note hedge related to convertible senior notes			(101,292)				(101,292)
Repurchases of common stock	(4,629,966)			(268,647)			(268,647)
Treasury stock retirement		(46)	(268,601)	268,647			—
Net income						333,948	333,948
Foreign currency translation adjustment					(15,349)		(15,349)
Change in unrealized gain on investments, net of tax					(171)		(171)
Balance at December 31, 2014	178,300,603	1,783	4,559,430	—	(17,611)	(1,598,267)	2,945,335

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2014	178,300,603	$1,783	4,559,430	—	(17,611)	(1,598,267)	2,945,335
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,756,357	27	(27,697)				(27,670)
Issuance of common stock under employee stock purchase plan	668,654	7	34,834				34,841
Stock-based compensation			144,544				144,544
Tax benefit from stock-based award activity, net			28,870				28,870
Repurchases of common stock	(4,513,433)			(302,606)			(302,606)
Treasury stock retirement		(45)	(302,561)	302,606			—
Net income						321,406	321,406
Foreign currency translation adjustment					(22,872)		(22,872)
Change in unrealized gain on investments, net of tax					(970)		(970)
Balance at December 31, 2015	177,212,181	$1,772	$4,437,420	$—	$(41,453)	$(1,276,861)	$3,120,878

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing content and business applications. The Company's globally distributed platform comprises more than 200,000 servers in more than 1,400 networks in 120 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

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

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities consist of corporate, government and other securities. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheet.

The Company classifies its debt and equity investments with readily determinable market values as available-for-sale. These investments are classified as marketable securities on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature and reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of income. Gains and losses on investments are calculated on the basis of specific identification.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company periodically evaluates whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health and business outlook of the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends and the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio if, among other things, relevant information related to the marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment.

Accounts Receivable and Related Reserves

The Company’s accounts receivable balance includes unbilled amounts that represent revenue recorded for customers that are typically billed monthly in arrears. The Company records reserves against its accounts receivable balance. These reserves consist of allowances for doubtful accounts and reserves for cash-basis customers. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expense in the consolidated statements of income. The Company’s reserve for cash-basis customers increases as services are provided to customers where collection is no longer assured. Increases to the reserve for cash-basis customers are recorded as reductions of revenue. The reserve decreases and revenue is recognized when and if cash payments are received.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2015, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2015, 2014 and 2013, no customer accounted for more than 10% of total revenue. As of December 31, 2015 and 2014, no customers had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2015, its concentration of credit risk related to accounts receivable was not significant.

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

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31. As of December 31, 2015, 2014 and 2013, the fair value of the Company's reporting unit was substantially in excess of the carrying value. The tests did not result in an impairment to goodwill during the years ended December 31, 2015, 2014 and 2013.

Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, non-compete agreements and acquired license rights. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset.

Long-lived assets, including property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, significant decreases in the Company’s market capitalization, facility closures or work-force reductions indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. The Company did not have any impairments during the years ended December 31, 2015, 2014 and 2013.

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

For arrangements in which the Company is unable to establish VSOE, third party evidence ("TPE") of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which the Company is unable to establish VSOE or TPE for each element, the Company uses the best estimate of selling price ("BESP") to determine the fair value of the separate deliverables. The Company estimates BESP based upon a management-

approved listing of all solution unit pricing and pre-established discount levels for each solution that takes into consideration volume, geography and industry lines. The Company allocates arrangement consideration across the multiple elements using the relative selling price method.

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

Cost of Revenue

Cost of revenue consists primarily of fees paid to network providers for bandwidth and to third party network data centers for housing servers, also known as co-location costs. Cost of revenue also includes employee costs for network operation, build-out and support and services delivery; network storage costs; cost of software licenses; depreciation of network equipment used to deliver the Company’s services; amortization of network-related internal-use software; and costs for the production of live events. The Company enters into contracts for bandwidth with third party network providers with terms typically ranging from several months to two years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. In some circumstances, Internet service providers (“ISPs”) make rack space available for the Company’s servers and access to their bandwidth at a discount or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Company server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers, nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

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

Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project, and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. The Company amortizes completed internal-use software that is used on its network to cost of revenue over its estimated useful life.

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized total advertising expense of $3.6 million for the year ended December 31, 2015, and $2.7 million for each of the years ended December 31, 2014 and 2013.

Accounting for Stock-Based Compensation

The Company recognizes compensation costs for all stock-based payment awards made to employees based upon the awards’ grant-date fair value. The stock-based payment awards include stock options, restricted stock units, deferred stock units and employee stock purchases related to the Company’s employee stock purchase plan.

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

Foreign Currency Translation and Forward Currency Contracts

The assets and liabilities of the Company's subsidiaries are translated at the applicable exchange rate as of the balance sheet date, and revenue and expenses are translated at an average rate over the period. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses on inter-company and other non-functional currency transactions are recorded in other expense, net.

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other expense, net. As of December 31, 2015 and 2014, the fair value of the forward currency contracts and the underlying net gains for the years ended December 31, 2015, 2014 and 2013 were immaterial.

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

Uncertainty in income taxes is recognized in the Company's consolidated financial statements using a two-step process. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

In November 2015, the FASB issued guidance that requires companies to present deferred income tax assets and liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts. The standard is effective for the Company on January 1, 2016, but early adoption is permitted. The Company has adopted this standard as of December 31, 2015, and has applied it prospectively. The Company early adopted the standard because it simplifies the Company's process of determining balance sheet classification for its deferred taxes. Prior period deferred income tax assets and liabilities have not been adjusted, due to the prospective application of the standard. The adoption of this standard did not have an impact on the Company's results of operations or financial condition.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of December 31, 2015 and 2014 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2015		Gains	Losses
Commercial paper	$2,491	$—	$(4)	$2,487	$2,487	$—
Corporate bonds	995,100	73	(3,365)	991,808	432,585	559,223
U.S. government agency obligations	239,587	41	(575)	239,053	25,016	214,037
	$1,237,178	$114	$(3,944)	$1,233,348	$460,088	$773,260

As of December 31, 2014
Certificates of deposit	$39	$—	$—	$39	$—	$39
Commercial paper	10,487	—	(2)	10,485	10,485	—
Corporate bonds	1,077,387	454	(2,132)	1,075,709	424,777	650,932
U.S. government agency obligations	303,808	20	(427)	303,401	84,380	219,021
	$1,391,721	$474	$(2,561)	$1,389,634	$519,642	$869,992

During the first quarter of 2015, the Company began offering eligible employees the ability to participate in a non-qualified deferred compensation plan. The mutual funds held by the Company that are associated with this plan are classified as restricted trading securities. These securities are not included in the available-for-sale securities table above but are included in marketable securities in the consolidated balance sheets.

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of December 31, 2015, the Company held for investment corporate bonds with a fair value of $71.4 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses are not significant and are attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence. As of December 31, 2014, there were no securities in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of December 31, 2015 and 2014 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of December 31, 2015
Cash Equivalents and Marketable Securities:
Money market funds	$1,250	$1,250	$—	$—
Commercial paper	2,487	—	2,487	—
Corporate bonds	991,808	—	991,808	—
U.S. government agency obligations	239,053	—	239,053	—
Mutual funds	1,414	1,414	—	—
	$1,236,012	$2,664	$1,233,348	$—

As of December 31, 2014
Cash Equivalents and Marketable Securities:
Money market funds	$501	$501	$—	$—
Certificates of deposit	39	39	—	—
Commercial paper	10,485	—	10,485	—
Corporate bonds	1,075,709	—	1,075,709	—
U.S. government agency obligations	303,401	—	303,401	—
	$1,390,135	$540	$1,389,595	$—

Other Liabilities:
Contingent consideration obligation related to Velocius acquisition	$(900)	$—	$—	$(900)

The following table reflects the activity for the Company’s major classes of assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2015 and 2014 (in thousands):

	Other Assets: Note Receivable	Other Liabilities: Contingent Consideration Obligation
Balance, January 1, 2014	$22,879	$(2,600)
Fair value adjustment to Velocius contingent consideration included in general and administrative expense	—	(300)
Achievement of first milestone related to Velocius contingent consideration	—	2,000
Unrealized gain on convertible note receivable included in other comprehensive income	2,121	—
Amendment of the convertible note receivable for preferred stock of the issuer and cash	(25,000)	—
Balance, December 31, 2014	$—	$(900)
Fair value adjustment to Velocius contingent consideration included in general and administrative expense	—	(100)
Achievement of final milestone related to Velocius contingent consideration	—	1,000
Balance, December 31, 2015	$—	$—

As of December 31, 2015 and 2014, the Company grouped money market funds, certificates of deposit, and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2015 and 2014, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2015 and 2014.

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

The valuation technique used to measure the fair value of a Level 3 asset held by the Company, which consisted of a $25.0 million face value convertible note receivable, was primarily an income approach, where the expected weighted average future cash flows were discounted back to present value. The significant unobservable inputs used in the fair value measurement of the convertible note receivable were the probability of conversion to equity and the fair value of equity into which the note was convertible. In the second quarter of 2014, the note was amended. Under the terms of the amendment, the note became convertible into shares of preferred stock of the issuer valued at $12.5 million at the time of conversion; the remaining $12.5 million was paid in cash in the second and third quarters of 2014.

The valuation technique used to measure fair value of the Company's Level 3 liability, which consisted of contingent consideration related to the acquisition of Velocius Networks, Inc. ("Velocius") in 2013 (Note 8), was primarily an income approach. The significant unobservable input used in the fair value measurement of the Velocius contingent consideration was the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology. During the third quarter of 2014, the first of two milestones was achieved and a portion of the contingent consideration was paid. The remaining milestone was achieved in June 2015 and was paid in the third quarter of 2015.

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015	December 31, 2014
Due in 1 year or less	$460,088	$519,642
Due after 1 year through 5 years	773,260	869,992
	$1,233,348	$1,389,634

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Trade accounts receivable	$262,885	$222,531
Unbilled accounts receivable	124,878	116,070
Gross accounts receivable	387,763	338,601
Allowance for doubtful accounts	(906)	(1,033)
Reserve for cash-basis customers	(6,458)	(7,990)
Total accounts receivable reserves	(7,364)	(9,023)
Accounts receivable, net	$380,399	$329,578

A summary of activity in the accounts receivable reserves for the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands):

	2015	2014	2013
Beginning balance	$9,023	$3,703	$3,807
Charges to income from operations	37,870	32,293	17,900
Collections from cash basis customers and write-offs	(39,529)	(26,973)	(18,004)
Ending balance	$7,364	$9,023	$3,703

Charges to income from operations represent charges to bad debt expense for increases in the allowance for doubtful accounts and reductions to revenue for increases in reserves for cash basis customers.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Prepaid income taxes	$31,045	$44,631
Other prepaid expenses	43,751	37,669
Other current assets	48,432	46,681
Total	$123,228	$128,981

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014	Estimated Useful Life in Years
Computer and networking equipment	$1,046,739	$850,533	3-7
Purchased software	46,509	46,537	3-10
Furniture and fixtures	35,212	27,923	5
Office equipment	21,108	14,035	3-5
Leasehold improvements	119,466	92,544	1-16
Internal-use software	546,520	448,777	2-7
Property and equipment, gross	1,815,554	1,480,349
Accumulated depreciation and amortization	(1,062,374)	(878,758)
Property and equipment, net	$753,180	$601,591

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2015, 2014 and 2013 was $272.5 million, $215.3 million and $162.9 million, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $17.9 million, $15.2 million and $12.3 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2015 and 2014, the Company wrote off $48.7 million and $100.1 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized.

7. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Beginning balance	$1,051,294	$757,368
Acquisition of Prolexic Technologies, Inc.	—	293,926
Acquisition of Xerocole, Inc.	12,859	—
Acquisition of Codemate A/S	69,445	—
Acquisition of Bloxx Limited	17,694	—
Foreign currency translation	(1,048)	—
Ending balance	$1,150,244	$1,051,294

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$120,791	$(58,633)	$62,158	$88,331	$(45,537)	$42,794
Customer-related intangible assets	191,710	(102,872)	88,838	173,600	(91,160)	82,440
Non-compete agreements	6,540	(3,374)	3,166	8,890	(4,224)	4,666
Trademarks and trade names	3,700	(1,767)	1,933	3,700	(1,188)	2,512
Acquired license rights	490	(490)	—	490	(490)	—
Total	$323,231	$(167,136)	$156,095	$275,011	$(142,599)	$132,412

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2015, 2014 and 2013 was $27.1 million, $32.1 million and $21.5 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2015, aggregate expense related to amortization of acquired intangible assets is expected to be approximately $26.5 million, $27.8 million, $23.7 million, $21.7 million and $17.7 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

8. Business Acquisitions and Divestitures

Acquisition-related costs were $1.8 million, $4.2 million and $3.1 million during the years ended December 31, 2015, 2014 and 2013, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2015, 2014 and 2013 have not been presented because the effects of the acquisitions, individually or in the aggregate, are not material to the Company's consolidated financial results. Revenue and earnings since the dates of the acquisitions included in the Company's consolidated statements of income are also not presented because they are not material.

2015 Acquisitions

Xerocole

On February 27, 2015, the Company acquired Xerocole, Inc. ("Xerocole"), a provider of recursive Domain Name System ("DNS") functionality, for $16.6 million in cash. The Company acquired Xerocole with a goal of expanding its existing Authoritative DNS products. The Company allocated $12.9 million of the cost of the acquisition to goodwill and $4.9 million to acquired intangible assets. The allocation of the purchase price was finalized in the third quarter of 2015. The total weighted average useful life of the intangible assets acquired from Xerocole is 8.8 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies expected to be realized. The total amount of goodwill expected to be deducted for tax purposes is $2.7 million.

Octoshape

On April 6, 2015, the Company acquired all of the outstanding capital stock of Codemate A/S and its wholly-owned subsidiary Octoshape ApS (together, "Octoshape") in exchange for $107.0 million in cash. Octoshape is a cloud service provider focused on delivering broadcast, enterprise and carrier solutions. The goal of acquiring Octoshape is to make available for the Company's customers additional delivery and optimization technologies for video streams of over-the-top ("OTT") content and to enable the Company to more fully support Internet Protocol television ("IPTV") solutions. The consolidated financial statements include the operating results of Octoshape from the date of acquisition.

The purchase price allocation was finalized in the fourth quarter of 2015. The Company recorded a decrease of $0.5 million to goodwill upon the finalization of net working capital adjustments to the purchase price in the third quarter of 2015. The following table presents the final allocation of the purchase price for Octoshape (in thousands):

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

The total weighted average amortization period for the intangible assets acquired from Octoshape is 10.6 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

Bloxx

On October 30, 2015, the Company acquired Bloxx Limited ("Bloxx"), a provider of Secure Web Gateway technology, for $18.7 million in cash. The acquisition is expected to provide the Company with technology to complement the Company's cloud security strategy for protecting businesses against Internet vulnerabilities. The Company allocated $17.7 million of the cost of the acquisition to goodwill and $3.9 million to the acquired intangible assets. The allocation of the purchase price has not been finalized as the Company is in the process of gathering the facts and circumstances existing as of the acquisition date in order to finalize the valuation. The total weighted average useful life of the intangible assets acquired from Bloxx is 7.2 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Bloxx expected to be deducted for tax purposes is $17.7 million.

2014 Acquisitions

Prolexic Acquisition

On February 18, 2014, the Company acquired all of the outstanding capital stock of Prolexic Technologies, Inc. ("Prolexic") in exchange for $392.1 million in cash and the assumption of unvested stock options. The goal of acquiring Prolexic was to provide the Company's customers with a comprehensive portfolio of security solutions designed to defend an enterprise’s web and IP infrastructure against application-layer, network-layer and data center attacks delivered via the Internet. The consolidated financial statements include the operating results of Prolexic from the date of acquisition.

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

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and the fair value of cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Prolexic expected to be deducted for tax purposes is $62.4 million.

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

2013 Acquisitions

Velocius Acquisition

On November 8, 2013, the Company acquired Velocius in exchange for $4.3 million in cash. In addition, the Company recorded a liability of $2.6 million for contingent consideration related to expected achievement of post-closing milestones. The maximum potential payout of the contingent consideration was $3.0 million. As of December 31, 2015, all milestones were achieved and $3.0 million had been paid.

The Company acquired Velocius with a goal of complementing its hybrid cloud optimization strategy for optimizing IP application traffic across the Internet for remote and branch-end users. The Company allocated $5.4 million of the cost of the acquisition to goodwill and $2.5 million to acquired intangible assets. The allocation of the purchase price was finalized in the first quarter of 2014. The total weighted average useful life of the intangible assets acquired from Velocius is 7.9 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Velocius expected to be deducted for tax purposes is $0.3 million.

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

The Company allocated $30.2 million of the consideration to goodwill and $16.1 million to acquired intangible assets. The allocation of the purchase price was finalized in the fourth quarter of 2013. The weighted average useful life of the intangible assets acquired is 9.8 years. The value of the goodwill acquired can be attributed to synergies expected to be realized by the Company related to anticipated future customer expansion and cost reductions. The total amount of goodwill expected to be deducted for tax purposes is $30.2 million.

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

During the second quarter of 2014, the convertible note receivable was amended. Under the terms of the amendment, the note became convertible into shares of preferred stock of MediaMath valued at $12.5 million at the time of conversion and was included in other assets in the consolidated balance sheet as of December 31, 2015 and 2014; the remaining $12.5 million was received in cash during the second and third quarters of 2014.

9. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Payroll and other related benefits	$108,230	$125,938
Bandwidth and co-location	48,228	28,459
Property, use and other taxes	47,364	40,411
Professional service fees	4,636	4,434
Other	7,708	5,444
Total	$216,166	$204,686

10. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through May 2027 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2015 were as follows (in thousands):

2016	$52,456
2017	51,978
2018	43,683
2019	39,800
2020	19,487
Thereafter	72,117
Total	$279,521

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $47.9 million, $39.9 million and $30.8 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants was $3.6 million, $3.4 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had outstanding letters of credit in the amount of $6.0 million related to certain of its real estate leases. The letters of credit expire as the Company fulfills its operating lease obligations.

Purchase Commitments

As of December 31, 2015, the Company had long-term commitments for bandwidth usage and co-location with various networks and ISPs and for asset purchases for network equipment. Additionally, as of December 31, 2015, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2015 were as follows (in thousands):

	Bandwidth and Co-location Commitments	Purchase Order Commitments
2016	$117,044	$102,832
2017	29,914	11,363
2018	400	8,413
2019	74	591
2020	—	—
Thereafter	—	—
Total	$147,432	$123,199

Legal Matters

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition or cash flows.

The Company is conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of the Company’s revenue in each of the years ended December 31, 2015, 2014 and 2013. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market.  In February 2015, the Company voluntarily contacted the U.S. Securities and Exchange Commission and Department of Justice to advise both agencies of this internal investigation. The Company is cooperating with those agencies. As of the filing of these financial statements, the Company cannot predict the outcome of this matter. No provision with respect to this matter has been made in the Company's consolidated financial statements.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with its provision of its services. Generally, these obligations are limited to claims relating to infringement of a patent, copyright or other intellectual property right or the Company’s negligence, willful misconduct or violation of law. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and could limit the Company’s exposure in that respect.

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

To date, the Company has not encountered material costs as a result of such indemnification obligations and has not accrued any related liabilities in its financial statements. In assessing whether to establish an accrual, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

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

The Notes consisted of the following components as of December 31, 2015 (in thousands):

December 31, 2015
Liability component:
Principal	$690,000
Less: debt discount, net of amortization	(65,712)
Net carrying amount	$624,288

Equity component:	$101,276

The estimated fair value of the Notes at December 31, 2015 was $660.7 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $52.63 on December 31, 2015, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the statement of income related to the Notes for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Amortization of debt discount	$19,436	$16,127
Amortization of debt issuance costs	1,844	1,531
Capitalization of interest expense	(2,755)	(2,195)
Total interest expense	$18,525	$15,463

12. Stockholders’ Equity

Stock Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. During the years ended December 31, 2015, 2014 and 2013, the Company repurchased 4.5 million, 4.6 million and 3.9 million shares, respectively, of its common stock for $302.6 million, $268.6 million and $160.4 million, respectively, pursuant to the current repurchase program as well as prior ones approved by the Board of Directors. As of December 31, 2015, the Company had $131.0 million available for future purchases of shares under the current repurchase program.

In February 2016, the Board of Directors authorized a new $1.0 billion share repurchase program, effective from February 9, 2016 through December 31, 2018. The Company's goal for this program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

The Board of Directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2015, 2014 and 2013. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the year ended December 31, 2015 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2015	$(22,064)	$4,453	$(17,611)
Other comprehensive loss	(22,872)	(970)	(23,842)
Balance as of December 31, 2015	$(44,936)	$3,483	$(41,453)

The tax effect on accumulated unrealized gains on investments was insignificant as of December 31, 2015 and 2014. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the year ended December 31, 2015.

14. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed approximately $13.1 million, $16.6 million and $11.1 million of cash to the savings plan for the years ended December 31, 2015, 2014 and 2013, respectively, under a matching program.

15. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan (the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards up to 11.0 million shares of common stock to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant. As of December 31, 2015, the Company had reserved approximately 10.4 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2015, 2014 and 2013, the Company issued 0.7 million, 0.7 million and 0.6 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $52.05, $41.76 and $34.26, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in the years ended December 31, 2015, 2014 and 2013 were $34.8 million, $29.3 million and $22.1 million, respectively. As of December 31, 2015, approximately $3.7 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Cost of revenue	$14,145	$11,934	$10,867
Research and development	23,927	19,341	17,472
Sales and marketing	53,542	47,570	39,290
General and administrative	35,063	33,151	28,255
Total stock-based compensation	126,677	111,996	95,884
Provision for income taxes	(49,033)	(39,182)	(34,829)
Total stock-based compensation, net of taxes	$77,644	$72,814	$61,055

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 also include stock-based compensation reflected as a component of amortization of capitalized internal-use software; the additional stock-based compensation was $12.7 million, $10.3 million and $8.1 million, respectively, before taxes.

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

The Company did not grant any stock options during 2015. The grant-date fair values of the Company's stock option awards granted during the years ended December 31, 2014 and 2013 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013
Expected term (in years)	4.4	4.5
Risk-free interest rate	0.8%	0.8%
Expected volatility	40.4%	44.4%
Dividend yield	—%	—%

For the years ended December 31, 2014 and 2013, the weighted average fair value of stock option awards granted was $49.67 per share and $14.17 per share, respectively.

The grant-date fair values of the Company's ESPP awards granted during the years ended December 31, 2015, 2014 and 2013 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2015	2014	2013
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.1%	0.1%
Expected volatility	28.0%	33.5%	42.0%
Dividend yield	—%	—%	—%

For the years ended December 31, 2015, 2014 and 2013, the weighted average fair value of ESPP awards granted was $15.63 per share, $12.64 per share and $11.34 per share, respectively.

As of December 31, 2015, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $213.3 million. The expense is expected to be recognized through 2019 over a weighted average period of 1.5 years.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2015:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	2,671	$28.65
Exercised	(1,132)	23.40
Forfeited	(15)	29.23
Outstanding at December 31, 2015	1,524	$32.39	3.06	$30,875
Exercisable at December 31, 2015	1,244	$33.33	2.64	$24,033
Vested or expected to vest December 31, 2015	1,498	$32.46	3.03	$30,225

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $53.6 million, $45.8 million and $47.2 million, respectively. The total fair value of options vested for the years ended December 31, 2015, 2014 and 2013 was $10.3 million, $16.9 million and $12.4 million, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $52.63 on December 31, 2015, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2015 was approximately 1.2 million.

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

The following table summarizes the DSU activity for the year ended December 31, 2015:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	260	$36.35
Granted	28	76.12
Vested and distributed	(142)	34.63
Outstanding at December 31, 2015	146	$45.42

The total pre-tax intrinsic value of DSUs that were vested and distributed during the years ended December 31, 2015, 2014 and 2013 was $10.7 million, $1.4 million and $3.8 million, respectively. The total fair value of DSUs that were vested and distributed during the years ended December 31, 2015, 2014 and 2013 was $4.9 million, $0.8 million and $1.5 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of

December 31, 2015, 28,000 DSUs were unvested, with an aggregate intrinsic value of approximately $1.5 million and a weighted average remaining contractual life of approximately 0.4 years. These units are expected to vest in May 2016.

Restricted Stock Units

The following table summarizes the different types of restricted stock units ("RSUs") granted by the Company during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
RSUs with service-based vesting conditions	2,507	1,949	2,338
RSUs with performance-based vesting conditions	583	575	760
Total	3,090	2,524	3,098

RSUs represent the right to receive one share of the Company’s common stock upon vesting. RSUs are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one director, to whom such authority has been delegated. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company, as well as RSUs that vest only upon the achievement of defined performance metrics tied primarily to revenue and income targets or other key financial performance indicators.

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.

For the years ended December 31, 2015, 2014 and 2013, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2015:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	4,542	$48.98
Granted	3,090	69.00
Vested	(2,289)	46.01
Forfeited	(274)	57.37
Outstanding at December 31, 2015	5,069	$62.20

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $153.6 million, $145.6 million and $117.5 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $105.3 million, $86.9 million and $89.2 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2015, 5.1 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $266.8 million and a weighted average remaining vesting period of approximately 1.5 years. These RSUs are expected to vest on various dates through December 2019.

16. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
U.S.	$233,247	$408,391	$365,821
Foreign	223,377	71,385	53,733
Income before provision for income taxes	$456,624	$479,776	$419,554

The provision for income taxes consisted of the following for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Current tax provision (benefit):
Federal	$70,298	$153,471	$77,671
State	(1,750)	4,978	8,034
Foreign	62,572	13,259	13,019
Deferred tax provision (benefit):
Federal	23,381	(13,073)	24,210
State	(742)	(15,220)	(1,106)
Foreign	(18,536)	2,442	1,869
Change in valuation allowance	(5)	(29)	2,370
Total	$135,218	$145,828	$126,067

The Company includes the provision for income taxes incurred on intercompany sales as part of its current tax provision.  The amount of the current year provision for income taxes required to be deferred is included as a deferred tax benefit.  The amount of the current year deferral included in the Company’s deferred tax provision was a benefit of $15.5 million and $24.3 million in the years ended December 31, 2015 and 2014, respectively.  There were no amounts included in the deferred tax provision in 2013.

The Company’s effective rate differed from the U.S. federal statutory rate as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
U.S. federal income tax rate	35.0%	35.0%	35.0%
State taxes	1.7	2.3	3.4
Nondeductible stock-based compensation	1.9	1.4	0.8
U.S. federal, state and foreign research and development credits	(4.1)	(3.2)	(3.5)
Foreign earnings	(4.6)	(1.9)	(2.6)
Domestic production activities deduction	(1.2)	(2.2)	(4.3)
State software development activities benefit	—	(2.4)	—
Other	0.9	1.4	1.2
	29.6%	30.4%	30.0%

The components of the net deferred tax asset and the related valuation allowance as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Accrued bonus	$13,161	$19,572
Deferred revenue	11,334	9,536
Deferred rent	13,224	10,518
Stock-based compensation	31,705	27,538
Net operating losses	8,855	11,466
Unrealized losses	1,421	748
Tax credit carryforwards	22,918	18,066
Other	5,989	6,528
Deferred tax assets	108,607	103,972
Depreciation and amortization	(10,848)	(14,868)
Acquired intangible assets	(37,923)	(40,126)
Internal-use software development costs capitalized	(66,807)	(39,396)
Deferred tax liabilities	(115,578)	(94,390)
Valuation allowance	(1,217)	(1,222)
Net deferred tax (liabilities) assets	$(8,188)	$8,360

During the years ended December 31, 2015 and 2014, the valuation allowance related to the Company's deferred tax assets decreased by an insignificant amount. As of December 31, 2015 and 2014, the Company had the following NOL and credit carryforwards (in thousands):

	2015	2014	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$21,500	$26,100	2029
State	28,200	45,000	2034
Foreign	—	300
Federal and state research and development tax credit carryforwards	39,800	30,500	2030

The Company's U.S. federal NOL carryforwards relate to acquisitions completed during 2012. As of December 31, 2015, the Company had no foreign tax credit carryforwards.

As of December 31, 2015, undistributed earnings of non-U.S. subsidiaries totaled $349.8 million. No provision for U.S. income and foreign withholding taxes has been made for these permanently reinvested foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, it would be included in the Company's U.S. taxable income. The amount of unrecognized deferred income tax liability related to these earnings is $53.8 million.

The following is a rollforward of the Company’s unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance at beginning of year	$33,320	$24,651	$20,902
Gross increases — tax positions of prior periods	11,238	12,925	2,878
Gross increases — current-period tax positions	27,043	2,106	2,834
Gross decreases — tax positions of prior periods	(5,996)	(6,362)	(1,213)
Gross decreases — settlements	(315)	—	(750)
Balance at end of year	$65,290	$33,320	$24,651

As of December 31, 2015, 2014 and 2013, the Company had approximately $72.3 million, $41.1 million and $30.6 million, respectively, of total unrecognized tax benefits, including $10.0 million, $7.7 million, and $5.9 million of accrued interest and penalties as of December 31, 2015, 2014 and 2013, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $2.2 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively. Interest and penalties included in the provision for income taxes for the year ended December 31, 2013 were insignificant. If recognized, all amounts of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate. As of December 31, 2015, the Company does not expect to recognize any of its unrecognized tax benefits in earnings in the next 12 months.

The Company's U.S. federal income tax return for the 2013 tax year is currently under audit by the Internal Revenue Service. In addition, certain state and foreign income tax returns from 2008 through 2013 are currently under audit in those jurisdictions. The Company does not expect the results of these examinations to have a material effect on its financial condition, results of operations or cash flows.

Generally, in the U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. In major foreign jurisdictions, tax years after 2011 are open for examination.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	2015	2014	2013
Numerator:
Net income	$321,406	$333,948	$293,487
Denominator:
Shares used for basic net income per share	178,391	178,279	178,196
Effect of dilutive securities:
Stock options	794	1,221	1,622
RSUs and DSUs	1,230	1,686	1,965
Convertible senior notes	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	180,415	181,186	181,783
Basic net income per share	$1.80	$1.87	$1.65
Diluted net income per share	$1.78	$1.84	$1.61

For the years ended December 31, 2015, 2014 and 2013, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Stock options	22	402	1,649
Service-based RSUs	660	786	188
Performance-based RSUs	1,007	570	985
Convertible senior notes	7,704	7,704	—
Warrants related to issuance of convertible senior notes	7,704	7,704	—
Total shares excluded from computation	17,097	17,166	2,822

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

18. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2015, the Company operated in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate solutions and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. As of December 31, 2015, the Company had approximately $298.9 million and $227.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2014, the Company had approximately $249.5 million and $175.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

The Company sells its services and licenses through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated and was $593.0 million, $531.9 million and $432.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period.

19. Quarterly Financial Results (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015:
Revenue	$526,536	$540,723	$551,030	$579,159
Cost of revenue (exclusive of amortization of acquired intangible assets)	169,294	179,910	183,204	193,212
Net income	77,746	67,200	88,040	88,420
Basic net income per share	0.44	0.38	0.49	0.50
Diluted net income per share	0.43	0.37	0.49	0.49
Year ended December 31, 2014:
Revenue	$453,502	$476,035	$498,042	$536,295
Cost of revenue (exclusive of amortization of acquired intangible assets)	139,612	149,318	158,812	163,201
Net income	72,800	72,886	91,155	97,107
Basic net income per share	0.41	0.41	0.51	0.55
Diluted net income per share	0.40	0.40	0.50	0.54

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated by reference herein.

Our executive officers and directors and their positions as of February 29, 2016, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal Executive Officer)
James Benson	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert Blumofe	Executive Vice President – Platform
James Gemmell	Executive Vice President and Chief Human Resources Officer
Melanie Haratunian	Executive Vice President and General Counsel
Robert W. Hughes	President – Worldwide Operations
Rick McConnell	President – Products and Development
George H. Conrades	Director
Pamela J. Craig	Director
Monte E. Ford	Director
Jill A. Greenthal	Director
Jonathan F. Miller	Director
Paul Sagan	Director
Frederic V. Salerno	Director
Steven Scopellite	Director
Naomi O. Seligman	Director
Bernardus Verwaayen	Director

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K

1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

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

February 29, 2016	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ JAMES BENSON
James Benson Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
F. Thomson Leighton

/s/ JAMES BENSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
James Benson

/s/ GEORGE H. CONRADES	Director	February 29, 2016
George H. Conrades

/s/ PAMELA J. CRAIG	Director	February 29, 2016
Pamela J. Craig

/s/ MONTE E. FORD	Director	February 29, 2016
Monte E. Ford

/s/ JILL A. GREENTHAL	Director	February 29, 2016
Jill A. Greenthal

/s/ JONATHAN F MILLER	Director	February 29, 2016
Jonathan F. Miller

/s/ PAUL SAGAN	Director	February 29, 2016
Paul Sagan

/s/ FREDERIC V. SALERNO	Director	February 29, 2016
Frederic V. Salerno

/s/ STEVEN SCOPELLITE	Director	February 29, 2016
Steven Scopellite

/s/ NAOMI O. SELIGMAN	Director	February 29, 2016
Naomi O. Seligman

/s/ BERNARDUS VERWAAYEN	Director	February 29, 2016
Bernardus Verwaayen

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

4.1(C)	Specimen common stock certificate

4.2(D)	Indenture (including form of Notes) with respect to Akamai’s 0% Convertible Senior Notes due 2019, dated as of February 20, 2014, between Akamai and U.S. Bank National Association, as trustee.

10.1(E)	Summary of the Registrant’s Compensatory Arrangements with Non-Executive Directors

10.2	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.3(F)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.4(G)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.5(H)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.6(I)@	2001 Stock Incentive Plan of the Registrant

10.7(J)	2006 Stock Incentive Plan of the Registrant

10.8(K)	Speedera Networks, Inc. 1999 Equity Incentive Plan, as amended

10.9(L)	Netli, Inc. Amended and Restated Stock Option Plan

10.10(L)	Netli, Inc. 2002 Equity Incentive Plan

10.11(M)	Blaze Software Inc. Stock Option Plan

10.12(N)	Cotendo, Inc. Amended and Restated 2008 Stock Plan

10.13(O)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.14(P)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.15(Q)@	2013 Akamai Technologies, Inc. Stock Incentive Plan (as amended)

10.16(R)@	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.17(R)@	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.18(S)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.19(S)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.20(T)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.21(U)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.22 (V)@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015

10.22@	Form of Executive Bonus Plan

10.23(W)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.24(V)@	Form of Executive Change in Control and Severance Agreement

10.25(X)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.26(Y)@	Form of Incentive Stock Option Agreement for use under the 2009 Stock Incentive Plan

10.27(Y)@	Form of Non-Qualified Stock Option Agreement for use under the 2009 Stock Incentive Plan (four year vest)

10.28(Y)	Form of Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.29(Y)@	Form of Baseline Restricted Stock Unit Agreement for Executives for use under the 2009 Stock Incentive Plan

10.30(Z)	Form of Stock Option Agreement for Director Options for use under the 2009 Stock Incentive Plan

10.31(AA)@	Form of Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan

10.32(AA)@	Form of Stock Option Agreement for use under the 2009 Stock Incentive Plan (three-year vest)

10.33(BB)@	Form of Stock Option Grant Agreement for use under the 2009 Stock Incentive Plan

10.34(BB)	Form of Deferred Stock Unit Grant Agreement for use under the 2009 Stock Incentive Plan

10.35(BB)@	Form of Time-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (2012)

10.36(BB)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement for use under the 2009 Stock Incentive Plan (2012)

10.37(CC)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)

10.38(CC)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.39(CC)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.40(CC)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.41(DD)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.42(D)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.43(D)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.44(V)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting 2015)

10.45(EE)@	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
________________

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 701319) filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 141172551) filed with the Commission on October 24, 2014.

(C)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on October 13, 1999.

(D)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 14629736) filed with the Commission on February 20, 2014.

(E)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 4660513) filed with the Commission on March 3, 2014.

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 04961682) filed with the Commission on August 9, 2004.

(G)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.

(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 02560808) filed with the Commission on February 27, 2002.

(J)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 06870771) filed with the Commission on May 26, 2006.

(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 24, 2005.

(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on April 3, 2007.

(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on February 29, 2012.

(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 14, 2012.

(O)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.

(P)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.

(Q)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on May 15, 2015.

(R)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 07663384) filed with the Commission on March 1, 2007.

(S)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 08655930) filed with the Commission on February 29, 2008.

(T)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 27, 1999.

(U)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.

(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 151238671) filed with the Commission on November 17, 2015.

(W)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 12974652) filed with the Commission on July 23, 2012.

(X)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 061202248) filed with the Commission on November 9, 2006.

(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 09851919) filed with the Commission on May 26, 2009.

(Z)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 12829214) filed with the Commission on May 10, 2012.

(AA)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 12532825) filed with the Commission on January 18, 2012.

(BB)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 121192724) filed with the Commission on November 9, 2012.

(CC)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.

(DD)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 15585212) filed with the Commission on February 6, 2015.

(EE)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 15850176) filed with the Commission on May 11, 2015.
________________
@ Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
† Confidential Treatment has been granted as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.