Form 10-Q
period 2016-03-31
AKAMAI TECHNOLOGIES INC
filed 2016-05-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 5, 2016: 175,591,774

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$312,912	$289,473
Marketable securities	524,958	460,088
Accounts receivable, net of reserves of $9,380 and $7,364 at March 31, 2016, and December 31, 2015, respectively	365,103	380,399
Prepaid expenses and other current assets	127,855	123,228
Total current assets	1,330,828	1,253,188
Property and equipment, net	770,197	753,180
Marketable securities	685,362	774,674
Goodwill	1,152,376	1,150,244
Acquired intangible assets, net	149,379	156,095
Deferred income tax assets	3,490	4,700
Other assets	92,120	89,603
Total assets	$4,183,752	$4,181,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,822	$61,982
Accrued expenses	197,487	216,166
Deferred revenue	64,905	54,154
Other current liabilities	7,019	138
Total current liabilities	333,233	332,440
Deferred revenue	4,238	4,163
Deferred income tax liabilities	11,706	12,888
Convertible senior notes	623,485	618,047
Other liabilities	97,508	93,268
Total liabilities	1,070,170	1,060,806
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 178,270,472 shares issued and 176,050,217 shares outstanding at March 31, 2016, and 177,212,181 shares issued and outstanding at December 31, 2015	1,783	1,772
Additional paid-in capital	4,451,319	4,437,420
Accumulated other comprehensive loss	(28,792)	(41,453)
Treasury stock, at cost, 2,220,255 shares at March 31, 2016, and no shares at December 31, 2015	(108,725)	—
Accumulated deficit	(1,202,003)	(1,276,861)
Total stockholders’ equity	3,113,582	3,120,878
Total liabilities and stockholders’ equity	$4,183,752	$4,181,684

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenue	$567,725	$526,536
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	194,736	169,294
Research and development	40,842	35,828
Sales and marketing	102,211	103,479
General and administrative	102,283	89,592
Amortization of acquired intangible assets	6,716	6,780
Restructuring charges	6,818	42
Total costs and operating expenses	453,606	405,015
Income from operations	114,119	121,521
Interest income	3,320	3,001
Interest expense	(4,653)	(4,576)
Other expense, net	(189)	(301)
Income before provision for income taxes	112,597	119,645
Provision for income taxes	37,739	41,899
Net income	$74,858	$77,746
Net income per share:
Basic	$0.42	$0.44
Diluted	$0.42	$0.43
Shares used in per share calculations:
Basic	176,403	178,545
Diluted	177,539	180,825

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$74,858	$77,746
Other comprehensive income (loss):
Foreign currency translation adjustments	9,653	(8,415)
Unrealized gains on investments, net of income tax provision of $1,783 and $1,213 for the three months ended March 31, 2016 and 2015, respectively	3,008	2,113
Other comprehensive income (loss)	12,661	(6,302)
Comprehensive income	$87,519	$71,444

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$74,858	$77,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,669	70,460
Stock-based compensation	31,741	29,669
Excess tax benefits from stock-based compensation	(1,135)	(13,128)
Provision for deferred income taxes	1,072	8,305
Amortization of debt discount and issuance costs	4,653	4,576
Other non-cash reconciling items, net	2,752	443
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,906	(32,552)
Prepaid expenses and other current assets	(3,481)	(1,817)
Accounts payable and accrued expenses	(32,377)	(52,703)
Deferred revenue	10,653	6,947
Other current liabilities	6,876	42
Other non-current assets and liabilities	(1,949)	1,741
Net cash provided by operating activities	190,238	99,729
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	—	(16,062)
Purchases of property and equipment	(41,806)	(91,924)
Capitalization of internal-use software development costs	(40,534)	(45,145)
Purchases of short- and long-term marketable securities	(95,843)	(97,304)
Proceeds from sales of short- and long-term marketable securities	—	2,008
Proceeds from maturities of short- and long-term marketable securities	125,109	305,647
Other non-current assets and liabilities	(2,354)	(82)
Net cash (used in) provided by investing activities	(55,428)	57,138
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	18,350	24,440
Excess tax benefits from stock-based compensation	1,135	13,128
Employee taxes paid related to net share settlement of stock-based awards	(26,496)	(31,101)
Repurchases of common stock	(108,725)	(62,680)
Net cash used in financing activities	(115,736)	(56,213)
Effects of exchange rate changes on cash and cash equivalents	4,365	(6,747)
Net increase in cash and cash equivalents	23,439	93,907
Cash and cash equivalents at beginning of period	289,473	238,650
Cash and cash equivalents at end of period	$312,912	$332,557

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28,010	$24,131
Non-cash investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	19,518	31,565
Capitalization of stock-based compensation	5,203	4,144

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing content and business applications over the Internet. The Company's globally-distributed platform comprises over 216,000 servers in more than 1,500 networks in approximately 120 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "Commission") on February 29, 2016.

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

Newly-Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance to simplify the presentation of debt issuance costs on the balance sheet. This guidance moved debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The Company retrospectively adopted the guidance on January 1, 2016. The prior period consolidated balance sheet presented, as of December 31, 2015, was revised to reclassify $6.2 million of debt issuance costs included in other assets to convertible senior notes. This had the impact of reducing the Company's total assets and total liabilities by $6.2 million, as of December 31, 2015. The revision had no impact on the Company's results of operations, financial position or cash flows.

In September 2015, the FASB issued updated guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. In an effort to reduce complexity in financial reporting, the new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The standard was effective for and adopted by the Company on January 1, 2016. This guidance did not have an impact on the Company's results of operations, financial condition or cash flows as the measurement periods for the Company's 2015 acquisitions were closed as of December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for the Company on January 1, 2018, and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of adopting this new accounting guidance.

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases on the consolidated balance sheets. This new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a corresponding lease liability on the consolidated balance sheets for all leases with terms longer than 12 months. This standard will be effective for the Company on January 1, 2019, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact of adopting this new accounting guidance.

In March 2016, the FASB issued guidance that is intended to simplify aspects of how share-based payments are accounted for and presented in financial statements. This guidance requires that entities record all tax effects of share-based payments at settlement or expiration through the income statement. The standard also amends how windfall tax benefits are recognized, the minimum statutory tax withholding requirements and how entities elect to recognize share-based payment forfeitures. This guidance will be effective for the Company on January 1, 2017, and portions will be required to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. The Company is evaluating the potential impact of adopting this new accounting guidance.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of March 31, 2016 and December 31, 2015 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2016
Commercial paper	$2,495	$—	$(1)	$2,494	$2,494	$—
Corporate bonds	962,932	1,203	(506)	963,629	479,400	484,229
U.S. government agency obligations	241,315	289	(26)	241,578	43,064	198,514
	$1,206,742	$1,492	$(533)	$1,207,701	$524,958	$682,743

As of December 31, 2015
Commercial paper	$2,491	$—	$(4)	$2,487	$2,487	$—
Corporate bonds	995,100	73	(3,365)	991,808	432,585	559,223
U.S. government agency obligations	239,587	41	(575)	239,053	25,016	214,037
	$1,237,178	$114	$(3,944)	$1,233,348	$460,088	$773,260

The Company offers certain qualified employees the ability to participate in a non-qualified deferred compensation plan. The mutual funds held by the Company that are associated with this plan are classified as restricted trading securities. These securities are not included in the available-for-sale securities table above but are included in marketable securities in the consolidated balance sheets.

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the statements of income. As of March 31, 2016, the Company held for investment corporate bonds with a fair value of $76.4 million, which are classified as available-for-sale marketable securities and had been in a continuous unrealized loss position for more than 12 months. The unrealized losses are not significant and are attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence. As of December 31, 2015, the Company held for investment corporate bonds with a fair value of $71.4 million that had been in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at March 31, 2016 and December 31, 2015 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of March 31, 2016
Cash Equivalents and Marketable Securities:
Money market funds	$22,035	$22,035	$—	$—
Commercial paper	2,494	—	2,494	—
Corporate bonds	963,629	—	963,629	—
U.S. government agency obligations	241,578	—	241,578	—
Mutual funds	2,619	2,619	—	—
	$1,232,355	$24,654	$1,207,701	$—

As of December 31, 2015
Cash Equivalents and Marketable Securities:
Money market funds	$1,250	$1,250	$—	$—
Commercial paper	2,487	—	2,487	—
Corporate bonds	991,808	—	991,808	—
U.S. government agency obligations	239,053	—	239,053	—
Mutual funds	1,414	1,414	—	—
	$1,236,012	$2,664	$1,233,348	$—

As of March 31, 2016 and December 31, 2015, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2016 and December 31, 2015, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2016.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Due in 1 year or less	$524,958	$460,088
Due after 1 year through 5 years	682,743	773,260
	$1,207,701	$1,233,348

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts receivable	$267,809	$262,885
Unbilled accounts receivable	106,674	124,878
Gross accounts receivable	374,483	387,763
Allowance for doubtful accounts	(1,189)	(906)
Reserve for cash-basis customers	(8,191)	(6,458)
Total accounts receivable reserves	(9,380)	(7,364)
Accounts receivable, net	$365,103	$380,399

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2016 was as follows (in thousands):

Balance as of January 1, 2016	$1,150,244
Foreign currency translation	2,132
Balance as of March 31, 2016	$1,152,376

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$120,791	$(61,792)	$58,999	$120,791	$(58,633)	$62,158
Customer-related intangible assets	191,710	(105,705)	86,005	191,710	(102,872)	88,838
Non-compete agreements	6,540	(3,949)	2,591	6,540	(3,374)	3,166
Trademarks and trade names	3,700	(1,916)	1,784	3,700	(1,767)	1,933
Acquired license rights	490	(490)	—	490	(490)	—
Total	$323,231	$(173,852)	$149,379	$323,231	$(167,136)	$156,095

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2016 and 2015 was $6.7 million and $6.8 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2016, aggregate expense related to amortization of acquired intangible assets is expected to be $19.8 million for the remainder of 2016, and $27.8 million, $23.7 million, $21.7 million and $17.7 million for 2017, 2018, 2019 and 2020, respectively.

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

The Notes consist of the following components (in thousands):

	March 31, 2016	December 31, 2015
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(66,515)	(71,953)
Net carrying amount	$623,485	$618,047

Equity component:	$101,276	$101,276

The estimated fair value of the Notes at March 31, 2016 was $673.3 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $55.57 on March 31, 2016, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrently with the issuance of the Notes. The repurchases were made in accordance with the share repurchase program previously approved by the Board of Directors (Note 7). Additionally, $23.3 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The Company intends to use the remaining net proceeds for working capital, share repurchases and other general corporate purposes, as well as for potential additional acquisitions and strategic transactions.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the statements of income related to the Notes (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Amortization of debt discount and issuance costs	$5,438	$5,251
Capitalization of interest expense	(785)	(675)
Total interest expense	$4,653	$4,576

6. Contingencies

The Company is conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of the Company’s revenue during the three months ended March 31, 2016, and in each of the years ended December 31, 2015, 2014 and 2013. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market. In February 2015, the Company voluntarily contacted the Commission and Department of Justice to advise both agencies of this internal investigation. The Company is cooperating with those agencies. As of the filing of these financial statements, the Company cannot predict the outcome of this matter. During the first quarter of 2016, the Company recorded an immaterial provision in its consolidated financial statements reflecting amounts the Company expects it will be required to disgorge in connection with this matter.

7. Stockholders’ Equity

Share Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a new $1.0 billion share repurchase program that superseded the October 2013 program and is effective from February 9, 2016 through December 31, 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant. During the three months ended March 31, 2016, the Company repurchased 2.2 million shares of its common stock for $108.7 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cost of revenue	$3,970	$3,163
Research and development	6,438	5,366
Sales and marketing	12,352	12,983
General and administrative	8,981	8,157
Total stock-based compensation	31,741	29,669
Provision for income taxes	(12,133)	(11,702)
Total stock-based compensation, net of income taxes	$19,608	$17,967

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three months ended March 31, 2016 and 2015 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.3 million and $3.0 million, respectively, before taxes.

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the three months ended March 31, 2016 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2016	$(44,936)	$3,483	$(41,453)
Other comprehensive gain	9,653	3,008	12,661
Balance as of March 31, 2016	$(35,283)	$6,491	$(28,792)

The tax effect on accumulated unrealized gain on investments was insignificant as of March 31, 2016 and December 31, 2015. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the three months ended March 31, 2016.

9. Income Taxes

The Company’s effective income tax rate was 33.5% and 35.0% for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For the three months ended March 31, 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. and the U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes. For the three months ended March 31, 2015, the effective income tax rate equaled the federal statutory tax rate. The effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes caused the Company's tax rate to be higher than the federal statutory tax rate; however, those items were offset by the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S and the domestic production activities deduction.

10. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, restricted stock units (“RSUs”), deferred stock units ("DSUs"), convertible senior notes and warrants issued by the Company. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$74,858	$77,746
Denominator:
Shares used for basic net income per share	176,403	178,545
Effect of dilutive securities:
Stock options	403	996
RSUs and DSUs	733	1,284
Convertible senior notes	—	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	177,539	180,825
Basic net income per share	$0.42	$0.44
Diluted net income per share	$0.42	$0.43

For the three months ended March 31, 2016 and 2015, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three months ended March 31, 2016 and 2015 (in thousands) are as follows:

	For the Three Months Ended March 31,
	2016	2015
Stock options	104	26
Service-based RSUs	4,662	622
Performance-based RSUs	1,348	1,148
Convertible senior notes	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704

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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income tax, and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2015 for further discussion of our critical accounting policies and estimates.

Overview

We provide cloud services for delivering, optimizing and securing content and business applications over the Internet. For many of our core solutions, we rely on a recurring revenue model with customers executing contracts having terms of one year or longer. We believe this emphasis on longer-term contracts allows us to have a consistent and predictable base level of revenue, which is important to our financial success. We are also dependent on media customers where usage of our services is less predictable; as a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of social media and video platform capabilities, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The prices we are able to charge for our services is also a key variable impacting income.

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

•
We have experienced increases in the amount of traffic delivered for our customers that use our solutions for video, gaming, social media and software downloads. In the second half of 2015 and the first quarter of 2016, however, we experienced a slower growth rate in revenue from these services and expect this trend to continue in the second quarter of 2016 and possibly the second half of the year. We believe that this development is primarily attributable to an increase in the use of "do-it-yourself" approaches by our two largest media customers based in the U.S., which has led to a moderation in the overall rate of growth of customer traffic on our network.

•	The unit prices paid by some of our customers have declined, reflecting the impact of competition. Our profitability would have been higher absent these price declines.

•
We have experienced variations in certain types of revenue from quarter to quarter. In particular, we experience higher revenue in the fourth quarter of the year for some of our solutions as a result of holiday season activity. We also experience lower revenue in the summer months, particularly in Europe, from both e-commerce and media customers because overall Internet use declines during that time. In addition, we experience quarterly variations in revenue attributable to the nature and timing of software and gaming releases by our customers using our software download solutions and the frequency and timing of purchases of custom services.

Our level of profitability is impacted by our revenue as well as expense levels, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•
Network bandwidth costs represent a significant portion of our cost of revenue. Historically, we have been able to mitigate increases in these costs by reducing our network bandwidth costs per unit and investing in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs may increase in the future as a result of expected higher traffic levels, and we will need to continue to effectively manage our bandwidth costs to maintain current levels of profitability.

•
Co-location costs are also a significant portion of our cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs. We expect to continue to scale our network in the future and will also need to effectively manage our co-location costs to maintain current levels of profitability.

•
We have made investments to support the potential future growth of over the top, or OTT, media offerings and to support other strategic initiatives that we anticipate will generate revenue in the future. On a relative basis, these investments have increased our expenses ahead of expected revenue benefits.

•
Payroll and related compensation costs have increased as we have increased headcount to support our revenue growth and strategic initiatives. We increased our headcount by 979 employees during the year ended December 31, 2015. We expect to continue to hire additional employees in 2016, but at a slower rate, both domestically and internationally, in support of our strategic initiatives.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	34.3	32.2
Research and development	7.2	6.8
Sales and marketing	18.0	19.7
General and administrative	18.0	17.0
Amortization of acquired intangible assets	1.2	1.3
Restructuring charges	1.2	—
Total costs and operating expenses	79.9	77.0
Income from operations	20.1	23.0
Interest income	0.6	0.6
Interest expense	(0.8)	(0.9)
Other expense, net	—	(0.1)
Income before provision for income taxes	19.9	22.6
Provision for income taxes	6.6	8.0
Net income	13.3%	14.6%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015	% Change	% Change at Constant Currency
Revenue	$567,725	$526,536	7.8%	8.6%

During the three-month period ended March 31, 2016, the increase in our revenue as compared to the same period in 2015 was primarily the result of continued strong growth from our Cloud Security Solutions, which grew 46%. Changes in foreign currency exchange rates negatively impacted our revenue by $4 million during the three-month period ended March 31, 2016 as compared to the same period in 2015. For the three-month periods ended March 31, 2016 and 2015, no single customer accounted for 10% or more of revenue.

As part of the reorganization we announced on February 9, 2016, we have adjusted the categorization of our revenue solution categories. Certain of our services that were previously included in Media Delivery Solutions are now presented in Performance and Security Solutions. Beginning in the first quarter of 2016, revenue from these services were classified in their respective product solution categories; accordingly, we have revised prior period amounts in the following table.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Three Months Ended March 31,
	2016	2015	% Change	% Change at Constant Currency
Performance and Security Solutions	$315,863	$271,959	16.1%	17.0%
Media Delivery Solutions	205,939	214,865	(4.2)	(3.5)
Services and Support Solutions	45,923	39,712	15.6	16.3
Total revenue	$567,725	$526,536	7.8%	8.6%

The increase in Performance and Security Solutions revenue for the three-month period ended March 31, 2016, as compared to the same period in 2015, was due to increased demand across all major product lines, with especially strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the three-month period ended March 31, 2016 was $81 million as compared to $55 million for the three-month period ended March 31, 2015.

The decline in the year-over-year revenue growth rate in Media Delivery Solutions revenue for the three-month period ended March 31, 2016 was primarily the result of decreased traffic from our two largest media customers resulting from their "do-it-yourself" efforts in delivering their content. Excluding these customers, the rest of our Media Delivery Solutions revenue grew 11% for the three-month period ended March 31, 2016, as compared to the same period in 2015.

The increase in Services and Support Solutions revenue for the three-month period ended March 31, 2016, as compared to the same period in 2015, was due to strong customer attachment rates for our higher-end enterprise class professional services.

As a result of our reorganization in 2016, we are now organized into three divisions. The following table quantifies the contribution to revenue during the periods presented from the customers in each division (in thousands):

	For the Three Months Ended March 31,
	2016	2015	% Change	% Change at Constant Currency
Media Division	$291,933	$293,966	(0.7)%	—%
Web Division	263,743	224,240	17.6	18.5
Enterprise and Carrier Division	12,049	8,330	44.6	44.4
Total revenue	$567,725	$526,536	7.8%	8.6%

The decline in the year-over-year revenue growth rate in Media Division revenue for the three-month period ended March 31, 2016 was the result of decreased traffic from our two largest media customers as discussed above. The increase in Web Division revenue during the three-month period ended March 31, 2016, as compared to the same period in 2015, was due to strong growth and penetration of our entire product portfolio into this customer base.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Three Months Ended March 31,
	2016	2015	% Change	% Change at Constant Currency
U.S.	$397,283	$388,973	2.1%	2.1%
International	170,442	137,563	23.9	26.8
Total revenue	$567,725	$526,536	7.8%	8.6%

Revenue from our operations in the U.S. was negatively impacted by the reduced revenue from our two largest media customers, which contributed to the slowing of the growth rate of our U.S. revenue during the three-month period ended March 31, 2016, as compared to the same period in 2015.

Revenue derived from our operations located outside of the U.S. for the three-month period ended March 31, 2016 was approximately 30% of total revenue, as compared to 26% for the three-month period ended March 31, 2015. No single country outside of the U.S. accounted for 10% or more of revenue during these periods. During the first three months of 2016, we experienced strong revenue growth from our operations in the Asia Pacific region.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2016	2015	% Change
Bandwidth fees	$41,180	$35,513	16.0%
Co-location fees	32,594	29,691	9.8
Network build-out and supporting services	13,777	11,427	20.6
Payroll and related costs	44,690	37,552	19.0
Stock-based compensation, including amortization of prior capitalized amounts	7,013	5,978	17.3
Depreciation of network equipment	34,570	31,499	9.7
Amortization of internal-use software	20,912	17,634	18.6
Total cost of revenue	$194,736	$169,294	15.0%
As a percentage of revenue	34.3%	32.2%

The increase in total cost of revenue for the three-month period ended March 31, 2016, as compared to the same period in 2015, was primarily due to increases in:

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network;

•	amounts paid for network build-out and supporting services related to the increase in server deployments and investments in network expansion;

•
payroll and related costs of service personnel due to headcount growth in our services organization to support our increase in Services revenue, and our network operations personnel to support our other solution revenue; and

•	depreciation of network equipment and amortization of internal-use software as we continued to invest in our infrastructure and release internally developed software onto our network.

Our cost of revenue as a percentage of revenue also increased during the three-month period ended March 31, 2016, as compared to the same period in 2015. The increase was primarily the result of our increased investments in the strategic expansion of our network.

We have long-term purchase commitments for co-location services and bandwidth usage with various vendors and network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. There have been no significant changes to the commitments reported in our annual report on Form 10-K for the year ended December 31, 2015, other than normal period-to-period variations.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2016	2015	% Change
Payroll and related costs	$64,634	$54,935	17.7%
Stock-based compensation	6,438	5,366	20.0
Capitalized salaries and related costs	(31,511)	(26,242)	20.1
Other expenses	1,281	1,769	(27.6)
Total research and development	$40,842	$35,828	14.0%
As a percentage of revenue	7.2%	6.8%

The increase in research and development expenses during the three-month period ended March 31, 2016, as compared to the same period in 2015, was due to increases in payroll and related costs as a result of continued growth in headcount to support investments in new product development and network scaling, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended March 31, 2016 and 2015, we capitalized $4.9 million and $3.7 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses will increase in absolute dollars during the remaining quarters of 2016 as compared to the first quarter of 2016, as we expect to continue to hire additional development personnel in order to make improvements to our core technology and support the development of new services and engineering innovation.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2016	2015	% Change
Payroll and related costs	$75,880	$72,068	5.3%
Stock-based compensation	12,352	12,983	(4.9)
Marketing programs and related costs	6,113	11,776	(48.1)
Other expenses	7,866	6,652	18.3
Total sales and marketing	$102,211	$103,479	(1.2)%
As a percentage of revenue	18.0%	19.7%

The decrease in sales and marketing expenses during the three-month period ended March 31, 2016, as compared to the same period in 2015, was primarily due to a large marketing program that occurred during the three months ended March 31, 2015 and did not repeat during the same period in 2016. This factor was partially offset by higher payroll and related costs in the three-month period ended March 31, 2016, as we continued to invest in our sales and marketing organization. Other expenses, which consists primarily of sales and marketing events and related travel expenses, also increased as we grew our sales and marketing organization but at a slower pace than we have historically.

During the remaining quarters of 2016, we believe that sales and marketing expenses will increase in absolute dollars as compared to the first quarter of 2016, due to increased payroll and related costs as a result of anticipated headcount growth throughout 2016. Our headcount growth in 2016 is expected to be at a slower pace than we experienced in 2015.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2016	2015	% Change
Payroll and related costs	$41,188	$41,137	0.1%
Stock-based compensation	8,981	8,157	10.1
Depreciation and amortization	15,429	11,733	31.5
Facilities-related costs	17,408	14,232	22.3
Provision for doubtful accounts	486	(9)	nm
Acquisition-related costs	38	718	(94.7)
Professional fees and other expenses	18,753	13,624	37.6
Total general and administrative	$102,283	$89,592	14.2%
As a percentage of revenue	18.0%	17.0%

The increase in general and administrative expenses for the three-month period ended March 31, 2016, as compared to the same period in 2015, was primarily due to the expansion of company infrastructure throughout 2015 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. In particular, we increased our facility footprint, which increased facilities-related costs and depreciation and amortization. In the three-month period ended March 31, 2016, we also incurred higher legal fees due to ongoing litigation and higher other professional fees to support our operations, as compared to the same period in 2015.

During the remaining quarters of 2016, we expect general and administrative expenses to increase in absolute dollars as compared to the first quarter of 2016, due to anticipated increased payroll and related costs and facilities-related costs attributable to increased hiring, investment in information technology and planned facility expansion. We also anticipate that legal fees associated with ongoing litigation will continue to increase during 2016.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2016	2015	% Change
Amortization of acquired intangible assets	$6,716	$6,780	(0.9)%
As a percentage of revenue	1.2%	1.3%

The decrease in amortization of acquired intangible assets for the three-month period ended March 31, 2016, as compared to the same period in 2015, was driven by the finalization of amortization of intangible assets acquired in earlier years, offset by amortization of intangible assets acquired in 2015. Based on our intangible assets at March 31, 2016, we expect amortization of acquired intangible assets to be approximately $19.8 million for the remainder of 2016, and $27.8 million, $23.7 million, $21.7 million and $17.7 million for 2017, 2018, 2019 and 2020, respectively.

Restructuring Charges

	For the Three Months Ended March 31,
(in thousands)	2016	2015	% Change
Restructuring charges	$6,818	$42	nm
As a percentage of revenue	1.2%	—%

The restructuring charges for the three-month period ended March 31, 2016 were primarily the result of changes to our organizational structure to realign our products and development groups and global sales, services and marketing teams into divisions centered on our solutions. The restructuring charges relate to severance expenses for impacted employees and also reflect a charge for internal-use software not yet placed into service that will not be completed and launched due to changing priorities as part of the realignment.

Non-Operating Income (Expense)

	For the Three Months Ended March 31,
(in thousands)	2016	2015	% Change
Interest income	$3,320	$3,001	10.6%
As a percentage of revenue	0.6%	0.6%
Interest expense	$(4,653)	$(4,576)	1.7
As a percentage of revenue	(0.8)%	(0.9)%
Other expense, net	$(189)	$(301)	(37.2)
As a percentage of revenue	—%	(0.1)%

For the periods presented, interest income consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other expense, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuations in other expense, net for the three-month period ended March 31, 2016, as compared to the same period in 2015, were primarily due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2016	2015	% Change
Provision for income taxes	$37,739	$41,899	(9.9)%
As a percentage of revenue	6.6%	8.0%
Effective income tax rate	33.5%	35.0%

For the three months ended March 31, 2016, our effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., the domestic production activities deduction and the treatment of stock-based compensation in intercompany arrangements. These benefits were partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

For the three months ended March 31, 2015, our effective income tax rate equaled the federal statutory tax rate. The effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes caused our tax rate to be higher than the federal statutory tax rate; however, those items were offset by the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. during the first quarter of 2015.

We expect our full-year effective income tax rate to decrease slightly during the remaining quarters of 2016. This expectation does not take into consideration the effect of potential one-time discrete items that may be recorded in the future. The effective tax rate could also be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

•
Stock-based compensation and amortization of capitalized stock-based compensation – Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

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

•
Restructuring charges – We have incurred restructuring charges that are included in our GAAP financial statements, primarily related to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.

•
Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In February 2014, we issued $690 million of convertible senior notes due 2019 with a coupon interest rate of 0%. The imputed interest rate of the convertible senior notes was approximately 3.2%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity under GAAP, thereby reducing the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt. All of our interest expense is comprised of these non-cash components and is excluded from management's assessment of our operating performance because management believes the non-cash expense is not indicative of ongoing operating performance.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Income from operations	$114,119	$121,521
Amortization of acquired intangible assets	6,716	6,780
Stock-based compensation	31,741	29,669
Amortization of capitalized stock-based compensation and capitalized interest expense	3,608	3,108
Restructuring charges	6,818	42
Acquisition-related (benefits) costs	(79)	395
Legal matter costs	789	1,272
Non-GAAP income from operations	$163,712	$162,787

GAAP operating margin	20%	23%
Non-GAAP operating margin	29%	31%

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Net income	$74,858	$77,746
Amortization of acquired intangible assets	6,716	6,780
Stock-based compensation	31,741	29,669
Amortization of capitalized stock-based compensation and capitalized interest expense	3,608	3,108
Restructuring charges	6,818	42
Acquisition-related (benefits) costs	(79)	395
Legal matter costs	789	1,272
Amortization of debt discount and issuance costs	4,653	4,576
Loss on investments	—	25
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(11,323)	(12,437)
Non-GAAP net income	$117,781	$111,176

GAAP net income per diluted share	$0.42	$0.43
Non-GAAP net income per diluted share	$0.66	$0.61
Shares used in diluted per share calculations	177,539	180,825

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of $690.0 million in par value of convertible senior notes due 2019. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Unless and until our weighted average stock price is greater than $89.56, the initial conversion price, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related (benefits) costs; restructuring charges; benefit from adoption of software development activities; gains and other activity related to divestiture of a business; gains and losses on legal settlements; costs incurred with respect to our internal investigation relating to sales practices in a country outside the U.S.; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net income	$74,858	$77,746
Amortization of acquired intangible assets	6,716	6,780
Stock-based compensation	31,741	29,669
Amortization of capitalized stock-based compensation and capitalized interest expense	3,608	3,108
Restructuring charges	6,818	42
Acquisition-related (benefits) costs	(79)	395
Legal matter costs	789	1,272
Interest income	(3,320)	(3,001)
Amortization of debt discount and issuance costs	4,653	4,576
Provision for income taxes	37,739	41,899
Depreciation and amortization	70,345	60,572
Other expense, net	189	301
Adjusted EBITDA	$234,057	$223,359
Adjusted EBITDA margin	41%	42%

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

Because exchange rates are a meaningful factor in understanding period-to-period comparisons, management believes the presentation of the impact of foreign currency exchange rates on revenue and earnings enhances the understanding of our financial results and evaluation of performance in comparison to prior periods. The dollar impact of changes in foreign currency exchange rates presented is calculated by translating current period results using monthly average foreign currency exchange rates from the comparative period and comparing them to the reported amount. The percentage change at constant currency presented is calculated by comparing the prior period amounts as reported and the current period amounts translated using the same monthly average foreign currency exchange rates from the comparative period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2016, our cash, cash equivalents and marketable securities, which consisted primarily of corporate bonds and U.S. government agency securities, totaled $1.5 billion. Factoring in our convertible senior notes, our net cash is $833.2 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2016, we had cash and cash equivalents of $200.0 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, intercompany obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$74,858	$77,746
Non-cash reconciling items included in net income	119,752	100,325
Changes in operating assets and liabilities	(4,372)	(78,342)
Net cash flows provided by operating activities	$190,238	$99,729

The increase in cash provided by operating activities for the three-month period ended March 31, 2016, as compared to the same period in 2015, was primarily due to strong cash collection from customers and also lower commissions and annual bonus payments due to lower attainment.

Cash (Used in) Provided by Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Cash paid for acquired businesses, net of cash acquired	$—	$(16,062)
Purchases of property and equipment and capitalization of internal-use software development costs	(82,340)	(137,069)
Net marketable securities activity	29,266	210,351
Other investing activity	(2,354)	(82)
Net cash (used in) provided by investing activities	$(55,428)	$57,138

The change in cash (used in) provided by investing activities partially relates to the acquisition of Xerocole, Inc. during the three-month period ended March 31, 2015, with no corresponding acquisition in the three-month period ended March 31, 2016. Net marketable securities activity also contributed to the change. During the three months ended March 31, 2016, we reinvested the majority of the proceeds from maturities of our marketable securities, as compared to the three months ended March 31, 2015, where we did not reinvest a portion of our proceeds in order to fund the acquisition of Codemate ApS, which occurred in April 2015. The increase in cash used in investing activities was partially offset by a decrease in purchases of property and equipment during the three-month period ended March 31, 2016, as compared to the same period in 2015, as we moderated investment in our network.

During the three-month period ended March 31, 2015, we completed large planned investments in our network infrastructure to support the continued growth of our customer base and expected increases in traffic growth. Additionally, during the three-month period ended March 31, 2015, we expanded our facilities footprint and company infrastructure in support of growth in our engineering operations and go-to market strategy.

Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Activity related to stock-based compensation	$(7,011)	$6,467
Repurchases of common stock	(108,725)	(62,680)
Net cash used in financing activities	$(115,736)	$(56,213)

The increase in cash used in financing activities during the three-month period ended March 31, 2016, as compared to the same period in 2015, was primarily the result of increased share repurchases.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a new $1.0 billion share repurchase program that superseded the October 2013 repurchase program and is effective from February 11, 2016 through December 31, 2018. The goal of the repurchase program is both to offset dilution from our equity compensation plans and to provide the flexibility to increase return of capital to shareholders as business and market conditions warrant.

During the three-month period ended March 31, 2016, we repurchased 2.2 million shares of common stock at a weighted average price of $48.97 per share for an aggregate of $108.7 million. During the three-month period ended March 31, 2015, we repurchased 0.9 million shares of common stock at a weighted average price of $67.24 per share for an aggregate of $62.7 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 5 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We intend to use the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential additional acquisitions and other strategic transactions.

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

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, service agreements with co-location facilities for data center capacity and bandwidth usage and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of March 31, 2016, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2015, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2016 was determined to be immaterial.

As of March 31, 2016, we did not have any additional material off-balance sheet arrangements.

Legal Matters

We are party to various litigation matters that management considers routine and incidental to our business. Management does not expect the results of any of these routine actions to have a material effect on our business, results of operations, financial condition or cash flows.

As first disclosed in our annual report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 2, 2015, we are conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. that represented less than 1% of our revenue during the three months ended March 31, 2016 and in each of the years ended December 31, 2015, 2014 and 2013. The internal investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market.  In February 2015, we voluntarily contacted the Commission and Department of Justice to advise both agencies of this internal investigation. We are cooperating with those agencies. As of the filing of these financial statements, we cannot predict the outcome of this matter During the first quarter of 2016, we recorded an immaterial provision in our consolidated financial statements reflecting amounts we expect we will be required to disgorge in connection with this matter.

Newly-Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued updated guidance to simplify the presentation of debt issuance costs on the balance sheet. This guidance moved debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. We retrospectively adopted the guidance on January 1, 2016. The prior period consolidated balance sheet presented, as of December 31, 2015, was revised to reclassify $6.2 million of debt issuance costs included in other assets to convertible senior notes. This had the impact of reducing total assets and total liabilities by $6.2 million, as of December 31, 2015. The revision had no impact on our results of operations, financial position or cash flows.

In September 2015, the FASB issued updated guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. In an effort to reduce complexity in financial reporting, the new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The standard was effective for and adopted by us on January 1, 2016. This guidance did not have an impact on our results of operations, financial condition or cash flows as the measurement periods for our 2015 acquisitions were closed as of December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for us on January 1, 2018, and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the potential impact of adopting this new accounting guidance.

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases on the consolidated balance sheets. This new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a corresponding lease liability on the consolidated balance sheets for all leases with terms longer than 12 months. This standard will be effective for us on January 1, 2019, and is to be applied using a modified retrospective approach. Early adoption is permitted. We are evaluating the potential impact of adopting this new accounting guidance.

In March 2016, the FASB issued guidance that is intended to simplify aspects of how share-based payments are accounted for and presented in the financial statements. This guidance requires that entities record all tax effects of share-based payments at settlement or expiration through the income statement. The standard also amends how windfall tax benefits are recognized, minimum statutory tax withholding requirements and how entities elect to recognize share-based payment forfeitures. This guidance will be effective for us on January 1, 2017 and portions will be required to be applied on a retrospective or modified retrospective basis. Early adoption is permitted. We are evaluating the potential impact of adopting this new accounting guidance.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2016. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2016 and December 31, 2015, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at March 31, 2016, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

If we do not continue to innovate and develop solutions and technologies that are useful for our customers or that improve our operating efficiencies, our operating results may suffer.

We have been in business for more than 17 years and consider ourselves pioneers in the development of content and application delivery solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings, or risk losing such business. We believe, therefore, that developing innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers and where competitors may develop products and services that are, or may be viewed as, better than ours. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services the market will accept. This could cause our expenses to grow more rapidly than our revenue. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

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

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower traffic growth on our network than we expect or than we have experienced in recent years, our revenue growth rate will slow, and we may not be able to maintain our current level of profitability in 2016 or on a quarterly or annual basis thereafter. Numerous factors can impact traffic growth including:

•	decisions by our media customers to delay introduction of over the top (OTT) video delivery initiatives;

•	customers, particularly larger media customers, implementing their own data centers and delivery approaches to limit their reliance on third party providers like us; and

•	macro-economic market and industry pressures.

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

We believe that the Internet has the potential to experience dramatic growth in the future. For example, only a minority of individuals watch television over the Internet now, but many predict that the Internet will become the dominant medium for delivery of video content in the future. In addition, the use of mobile devices has increased rapidly in recent years and is expected to continue to grow in the future. There could develop an inflection point above which global usage of the Internet increases to a level that our current approaches to the delivery of content and applications may not be sustainable at current levels of profitability or at all. It is expensive to deploy dedicated servers in data centers around the world; therefore, that approach of deploying at the "edge" of the Internet may be inadequate to fully address our customers' evolving needs or we may no longer be able to maintain our current approach to delivery. If we are unable to develop or acquire scalable new technologies to address the expected growth and other changes we expect, our business and financial statements may suffer.

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

It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of high-margin services, features and functionalities that our existing customers purchase. We cannot predict our renewal rates. Some customers may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. Historically, a significant percentage of our renewals, particularly with larger customers, has led to unit price declines as competition has increased and the market for certain parts of our business has matured. Our renewal rates may decline as a result of a number of factors, including competitive pressures, customer dissatisfaction with our services, customers' inability to continue their operations and spending levels, the impact of multi-vendor policies, customers implementing or increasing their use of in-house technology solutions and general economic conditions. In addition, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a commitment would make it easier for customers to stop doing business with us, which would negatively impact revenue.

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

In April 2016, we implemented a realignment of our products and development and global sales, channels and marketing organizations into new groups focused on our Media, Web and Enterprise & Carrier customers and solutions. Our goal is to improve alignment between customer feedback and product innovation, making Akamai easier to do business with and increasing productivity.  Structural changes like these can be distracting to management and the rest of the employee base, and we may not ultimately realize the intended benefits, even after incurring expenses in carrying out the realignment.

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

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	slower than expected growth in traffic over our network;

•	announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions;

•	introduction of new products, services and strategic developments by us or our competitors;

•	market speculation about whether we are a takeover target;

•	activism by any single large stockholder or combination of stockholders;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	purchases or sales of our stock by our officers and directors;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

In particular, as first disclosed in our annual report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 2, 2015, we are conducting an internal investigation, with the assistance of outside counsel, relating to sales practices in a country outside the U.S. The investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations by employees in that market and could lead to a finding that requires us to pay penalties, which could include substantial fines.

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

As of March 31, 2016, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2016 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
January 1, 2016 – January 31, 2016	861,715	$47.99	861,715	$89,671
February 1, 2016 – February 29, 2016	853,522	46.19	853,522	987,511
March 1, 2016 – March 31, 2016	505,018	55.33	505,018	959,570
Total	2,220,255	$48.97	2,220,255	$959,570

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

(4)
In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a new $1.0 billion share repurchase program that superseded the October 2013 repurchase program and is effective from February 11, 2016 through December 31, 2018.

Item 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 9, 2016	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.46
Separation and Release Agreement dated February 9, 2016 between the Registrant and Robert W. Hughes (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2016)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.