Form 10-Q
period 2016-06-30
AKAMAI TECHNOLOGIES INC
filed 2016-08-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 4, 2016: 174,724,451

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$326,644	$289,473
Marketable securities	542,062	460,088
Accounts receivable, net of reserves of $8,487 and $7,364 at June 30, 2016, and December 31, 2015, respectively	364,401	380,399
Prepaid expenses and other current assets	132,477	123,228
Total current assets	1,365,584	1,253,188
Property and equipment, net	786,835	753,180
Marketable securities	731,232	774,674
Goodwill	1,150,137	1,150,244
Acquired intangible assets, net	142,668	156,095
Deferred income tax assets	2,455	4,700
Other assets	90,811	89,603
Total assets	$4,269,722	$4,181,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,249	$61,982
Accrued expenses	234,013	216,166
Deferred revenue	67,163	54,154
Other current liabilities	7,117	138
Total current liabilities	376,542	332,440
Deferred revenue	3,735	4,163
Deferred income tax liabilities	10,248	12,888
Convertible senior notes	628,970	618,047
Other liabilities	99,754	93,268
Total liabilities	1,119,249	1,060,806
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 179,061,970 shares issued and 175,110,207 shares outstanding at June 30, 2016, and 177,212,181 shares issued and outstanding at December 31, 2015	1,791	1,772
Additional paid-in capital	4,508,376	4,437,420
Accumulated other comprehensive loss	(31,616)	(41,453)
Treasury stock, at cost, 3,951,763 shares at June 30, 2016, and no shares at December 31, 2015	(199,710)	—
Accumulated deficit	(1,128,368)	(1,276,861)
Total stockholders’ equity	3,150,473	3,120,878
Total liabilities and stockholders’ equity	$4,269,722	$4,181,684

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$572,135	$540,723	$1,139,860	$1,067,259
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	206,323	179,910	401,059	349,204
Research and development	37,690	36,693	78,532	72,521
Sales and marketing	103,223	111,501	205,434	214,980
General and administrative	107,538	99,152	209,821	188,744
Amortization of acquired intangible assets	6,711	6,752	13,427	13,532
Restructuring charges	470	455	7,288	497
Total costs and operating expenses	461,955	434,463	915,561	839,478
Income from operations	110,180	106,260	224,299	227,781
Interest income	3,393	2,541	6,713	5,542
Interest expense	(4,639)	(4,678)	(9,292)	(9,254)
Other income (expense), net	415	(1,605)	226	(1,906)
Income before provision for income taxes	109,349	102,518	221,946	222,163
Provision for income taxes	35,714	35,318	73,453	77,217
Net income	$73,635	$67,200	$148,493	$144,946
Net income per share:
Basic	$0.42	$0.38	$0.84	$0.81
Diluted	$0.42	$0.37	$0.84	$0.80
Shares used in per share calculations:
Basic	175,499	178,682	175,951	178,614
Diluted	176,420	180,738	176,980	180,782

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$73,635	$67,200	$148,493	$144,946
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,728)	607	5,925	(7,808)
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(529), $639, $(2,311) and $(574) for the three and six months ended June 30, 2016 and 2015, respectively	904	(1,073)	3,912	1,040
Other comprehensive (loss) income	(2,824)	(466)	9,837	(6,768)
Comprehensive income	$70,811	$66,734	$158,330	$138,178

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$148,493	$144,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,783	144,449
Stock-based compensation	66,652	61,920
Excess tax benefits from stock-based compensation	(2,632)	(22,737)
Provision (benefit) for deferred income taxes	2,785	(16,275)
Amortization of debt discount and issuance costs	9,292	9,253
Other non-cash reconciling items, net	3,501	1,146
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	17,786	(14,292)
Prepaid expenses and other current assets	(10,991)	12,022
Accounts payable and accrued expenses	12,282	31,673
Deferred revenue	12,126	7,023
Other current liabilities	6,971	199
Other non-current assets and liabilities	1,062	4,425
Net cash provided by operating activities	433,110	363,752
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	—	(122,945)
Purchases of property and equipment	(86,820)	(159,495)
Capitalization of internal-use software development costs	(73,661)	(73,587)
Purchases of short- and long-term marketable securities	(384,585)	(405,989)
Proceeds from sales of short- and long-term marketable securities	50,541	2,008
Proceeds from maturities of short- and long-term marketable securities	301,802	527,677
Other non-current assets and liabilities	(1,512)	(1,909)
Net cash used in investing activities	(194,235)	(234,240)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	27,095	36,512
Excess tax benefits from stock-based compensation	2,632	22,737
Employee taxes paid related to net share settlement of stock-based awards	(32,410)	(39,354)
Repurchases of common stock	(199,710)	(126,068)
Other non-current assets and liabilities	—	(1,250)
Net cash used in financing activities	(202,393)	(107,423)
Effects of exchange rate changes on cash and cash equivalents	689	(3,291)
Net increase in cash and cash equivalents	37,171	18,798
Cash and cash equivalents at beginning of period	289,473	238,650
Cash and cash equivalents at end of period	$326,644	$257,448

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the six months ended June 30, 2016 and 2015 of $457 and $17,964, respectively	$38,228	$12,055
Non-cash investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	28,113	41,874
Capitalization of stock-based compensation	11,424	8,615

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing content and business applications over the Internet. The Company's globally-distributed platform comprises over 219,000 servers in more than 1,500 networks in approximately 125 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

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

Newly-Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance to simplify the presentation of debt issuance costs on the balance sheets. This guidance moved debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The Company retrospectively adopted the guidance on January 1, 2016. The prior period consolidated balance sheet presented, as of December 31, 2015, was revised to reclassify $6.2 million of debt issuance costs included in other assets to convertible senior notes. This had the impact of reducing the Company's total assets and total liabilities by $6.2 million, as of December 31, 2015. The revision had no impact on the Company's results of operations, financial position or cash flows.

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

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This standard will be effective for the Company on January 1, 2019, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact of adopting this new accounting guidance.

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

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of June 30, 2016 and December 31, 2015 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2016
Commercial paper	$18,376	$—	$(13)	$18,363	$18,363	$—
Corporate bonds	979,799	2,178	(111)	981,866	458,619	523,247
U.S. government agency obligations	269,712	362	(23)	270,051	65,080	204,971
	$1,267,887	$2,540	$(147)	$1,270,280	$542,062	$728,218

As of December 31, 2015
Commercial paper	$2,491	$—	$(4)	$2,487	$2,487	$—
Corporate bonds	995,100	73	(3,365)	991,808	432,585	559,223
U.S. government agency obligations	239,587	41	(575)	239,053	25,016	214,037
	$1,237,178	$114	$(3,944)	$1,233,348	$460,088	$773,260

The Company offers certain eligible employees the ability to participate in a non-qualified deferred compensation plan. The mutual funds held by the Company that are associated with this plan are classified as restricted trading securities. These securities are not included in the available-for-sale securities table above but are included in marketable securities in the consolidated balance sheets.

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of June 30, 2016, the Company held for investment corporate bonds with a fair value of $51.4 million, which are classified as available-for-sale marketable securities and had been in a continuous unrealized loss position for more than 12 months. The unrealized losses are not significant and are attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence. As of December 31, 2015, the Company held for investment corporate bonds with a fair value of $71.4 million that had been in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at June 30, 2016 and December 31, 2015 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of June 30, 2016
Cash Equivalents and Marketable Securities:
Money market funds	$3,789	$3,789	$—	$—
Commercial paper	18,363	—	18,363	—
Corporate bonds	981,866	—	981,866	—
U.S. government agency obligations	270,051	—	270,051	—
Mutual funds	3,014	3,014	—	—
	$1,277,083	$6,803	$1,270,280	$—

As of December 31, 2015
Cash Equivalents and Marketable Securities:
Money market funds	$1,250	$1,250	$—	$—
Commercial paper	2,487	—	2,487	—
Corporate bonds	991,808	—	991,808	—
U.S. government agency obligations	239,053	—	239,053	—
Mutual funds	1,414	1,414	—	—
	$1,236,012	$2,664	$1,233,348	$—

As of June 30, 2016 and December 31, 2015, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2016 and December 31, 2015, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2016.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Due in 1 year or less	$542,062	$460,088
Due after 1 year through 5 years	728,218	773,260
	$1,270,280	$1,233,348

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts receivable	$264,645	$262,885
Unbilled accounts receivable	108,243	124,878
Gross accounts receivable	372,888	387,763
Allowance for doubtful accounts	(1,391)	(906)
Reserve for cash-basis customers	(7,096)	(6,458)
Total accounts receivable reserves	(8,487)	(7,364)
Accounts receivable, net	$364,401	$380,399

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2016 was as follows (in thousands):

Balance as of January 1, 2016	$1,150,244
Foreign currency translation	(107)
Balance as of June 30, 2016	$1,150,137

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$120,791	$(64,951)	$55,840	$120,791	$(58,633)	$62,158
Customer-related intangible assets	191,710	(108,540)	83,170	191,710	(102,872)	88,838
Non-compete agreements	6,540	(4,518)	2,022	6,540	(3,374)	3,166
Trademarks and trade names	3,700	(2,064)	1,636	3,700	(1,767)	1,933
Acquired license rights	490	(490)	—	490	(490)	—
Total	$323,231	$(180,563)	$142,668	$323,231	$(167,136)	$156,095

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2016 was $6.7 million and $13.4 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2015 was $6.8 million and $13.5 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2016, aggregate expense related to amortization of acquired intangible assets is expected to be $13.1 million for the remainder of 2016, and $27.8 million, $23.7 million, $21.7 million and $17.7 million for 2017, 2018, 2019 and 2020, respectively.

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

The Notes consist of the following components (in thousands):

	June 30, 2016	December 31, 2015
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(61,030)	(71,953)
Net carrying amount	$628,970	$618,047

Equity component:	$101,276	$101,276

The estimated fair value of the Notes at June 30, 2016 was $669.3 million. The fair value was determined based on data points other than quoted prices that are observable, either directly or indirectly, and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $55.93 on June 30, 2016, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrently with the issuance of the Notes. The repurchases were made in accordance with the share repurchase program previously approved by the Board of Directors (Note 7). Additionally, $23.3 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The remaining net proceeds are for working capital, share repurchases and other general corporate purposes, as well as for potential acquisitions and strategic transactions.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the consolidated statements of income related to the Notes (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of debt discount and issuance costs	$5,485	$5,297	10,923	10,548
Capitalization of interest expense	(846)	(619)	(1,631)	(1,294)
Total interest expense	$4,639	$4,678	$9,292	$9,254

6. Contingencies

During the three months ended June 30, 2016, the Company completed an internal investigation, with the assistance of outside counsel, relating to improper sales practices by a former employee. The internal investigation included a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act ("FCPA") and other applicable laws and regulations. In February 2015, the Company voluntarily contacted the Commission and Department of Justice to advise both agencies of this internal investigation. In June 2016, the Company signed a non-prosecution agreement with the Commission and agreed to disgorge $0.7 million to resolve this matter, including interest. The amount was accrued and paid during the six months ended June 30, 2016.

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company has agreed to license to Limelight technology covered by certain of the Company’s patents.  The terms of the agreement require Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016.

7. Stockholders’ Equity

Share Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 program and is effective from February 9, 2016 through December 31, 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant. During the six months ended June 30, 2016, the Company repurchased 4.0 million shares of its common stock for $199.7 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$4,553	$3,502	$8,523	$6,665
Research and development	6,752	6,009	13,190	11,375
Sales and marketing	13,259	12,847	25,611	25,830
General and administrative	10,347	9,893	19,328	18,050
Total stock-based compensation	34,911	32,251	66,652	61,920
Provision for income taxes	(12,388)	(10,405)	(24,521)	(22,107)
Total stock-based compensation, net of income taxes	$22,523	$21,846	$42,131	$39,813

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and six months ended June 30, 2016 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.6 million and $6.9 million, respectively, before taxes. For the three and six months ended June 30, 2015, the Company's consolidated statements of income include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.4 million and $6.4 million, respectively, before taxes.

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the six months ended June 30, 2016 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2016	$(44,936)	$3,483	$(41,453)
Other comprehensive gain	5,925	3,912	9,837
Balance as of June 30, 2016	$(39,011)	$7,395	$(31,616)

The tax effect on accumulated unrealized gains on investments was insignificant as of June 30, 2016 and December 31, 2015. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the six months ended June 30, 2016.

9. Income Taxes

The Company’s effective income tax rate was 33.1% and 34.8% for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For the six months ended June 30, 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. and the U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes. For the six months ended June 30, 2015, the effective income tax rate was lower than the federal statutory tax rate due to the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$73,635	$67,200	$148,493	$144,946
Denominator:
Shares used for basic net income per share	175,499	178,682	175,951	178,614
Effect of dilutive securities:
Stock options	396	912	400	954
RSUs and DSUs	525	1,144	629	1,214
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	176,420	180,738	176,980	180,782
Basic net income per share	$0.42	$0.38	$0.84	$0.81
Diluted net income per share	$0.42	$0.37	$0.84	$0.80

For the three and six months ended June 30, 2016 and 2015, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	80	—	92	13
Service-based RSUs	1,904	28	3,283	325
Performance-based RSUs	1,280	1,148	704	1,148
Convertible senior notes	7,704	7,704	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704	7,704	7,704

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

We have observed the following trends related to our revenue in recent years:

•	Increased sales of our Cloud Security Solutions have made a significant contribution to revenue growth, and we expect to continue our focus on security solutions in the future.

•
We have increased committed recurring revenue by adding new customers and increasing sales of incremental services to our existing customers. These increases helped to limit the impact of reductions in usage of our services and contract terminations by certain customers, as well as the effect of price decreases negotiated as part of contract renewals.

•
In recent years, we have experienced increases in the amount of traffic delivered for our customers that use our solutions for video, gaming, social media and software downloads. After seeing a slower sequential quarterly growth rate in revenue from these services across the second half of 2015 and the first quarter of 2016, we experienced a decline in traffic delivered in the second quarter as compared to the first quarter of this year. We believe that this development is primarily attributable to an increase in the use of "do-it-yourself" approaches by several of our largest Internet platform customers based in the U.S., which has led to a moderation in the overall rate of growth of customer traffic on our network. We are likely to experience continued decreases in revenue from these customers during the remainder of the year.

•	The unit prices paid by some of our customers have declined, reflecting the impact of competition. Our profitability would have been higher absent these price declines.

•
We have experienced variations in certain types of revenue from quarter to quarter. In particular, we experience higher revenue in the fourth quarter of the year for some of our solutions as a result of holiday season activity. We also experience lower revenue in the summer months, particularly in Europe, from both e-commerce and media customers because overall Internet use declines during that time. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers using our software download solutions; whether there are large live sporting or other events that increase the amount of media traffic on our network; and the frequency and timing of purchases of custom services.

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•
Network bandwidth costs represent a significant portion of our cost of revenue. Historically, we have been able to mitigate increases in these costs by reducing our network bandwidth costs per unit and investing in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs may increase in the future as a result of expected higher traffic levels and serving more traffic to higher cost regions. We will need to continue to effectively manage our bandwidth costs to maintain current levels of profitability.

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

•
Due to the fixed nature of some of our co-location and bandwidth costs over a minimum time period, it may not be possible to quickly reduce those costs. If our revenue growth rate declines, our profitability could decrease.

•
Payroll and related compensation costs have grown as we have increased headcount to support our revenue growth and strategic initiatives. We increased our headcount by 979 employees during the year ended December 31, 2015. We expect to continue to hire additional employees in 2016, both domestically and internationally, in support of our strategic initiatives. We have hired 179 employees during the first half of 2016.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	36.1	33.3	35.2	32.7
Research and development	6.6	6.8	6.9	6.8
Sales and marketing	18.0	20.6	18.0	20.1
General and administrative	18.8	18.3	18.4	17.7
Amortization of acquired intangible assets	1.2	1.2	1.2	1.3
Restructuring charges	0.1	0.1	0.6	—
Total costs and operating expenses	80.8	80.3	80.3	78.6
Income from operations	19.2	19.7	19.7	21.4
Interest income	0.6	0.5	0.6	0.5
Interest expense	(0.8)	(0.9)	(0.8)	(0.9)
Other income (expense), net	0.1	(0.3)	—	(0.2)
Income before provision for income taxes	19.1	19.0	19.5	20.8
Provision for income taxes	6.2	6.5	6.4	7.2
Net income	12.9%	12.5%	13.1%	13.6%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
Revenue	$572,135	$540,723	5.8%	5.6%	$1,139,860	$1,067,259	6.8%	7.1%

During the three- and six-month periods ended June 30, 2016, the increase in our revenue as compared to the same periods in 2015 was primarily the result of continued strong growth from our Cloud Security Solutions, which grew 42% and 44%, respectively. Our overall revenue growth rate is lower than it has been in the past due to the "do-it-yourself" efforts of our two largest customers, which are Internet platform companies. Total revenue from our six large Internet platform customers was $61.5 million and $134.0 million during the three- and six- month periods ended June 30, 2016, respectively, as compared to $96.5 million and $192.3 million during the three and six months ended June 30, 2015, respectively.

Changes in foreign currency exchange rates impacted our revenue positively by $1.2 million and negatively by $2.7 million during the three- and six-month periods ended June 30, 2016, respectively, as compared to the same periods in 2015. For the three- and six-month periods ended June 30, 2016 and 2015, no single customer accounted for 10% or more of revenue.

As part of a reorganization we announced on February 9, 2016, we have adjusted the categorization of our revenue solution categories. Certain of our services that were previously included in Media Delivery Solutions are now presented in Performance and Security Solutions. Beginning in the first quarter of 2016, revenue from these services was classified in its respective product solution category; accordingly, we have revised prior period amounts in the following table.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
Performance and Security Solutions	$326,642	$282,391	15.7%	15.6%	$642,505	$554,350	15.9%	16.3%
Media Delivery Solutions	197,077	217,151	(9.2)	(9.5)	403,016	432,016	(6.7)%	(6.5)
Services and Support Solutions	48,416	41,181	17.6	17.1	94,339	80,893	16.6%	16.7
Total revenue	$572,135	$540,723	5.8%	5.6%	$1,139,860	$1,067,259	6.8%	7.1%

The increase in Performance and Security Solutions revenue for the three- and six-month periods ended June 30, 2016, as compared to the same periods in 2015, was due to increased demand across all major product lines, with especially strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the three- and six-month period ended June 30, 2016 was $87.0 million and $167.6 million, respectively, as compared to $61.5 million and $116.6 million for the three- and six-month periods ended June 30, 2015, respectively.

The decline in the year-over-year revenue growth rate in Media Delivery Solutions revenue for the three- and six-month periods ended June 30, 2016 was primarily the result of decreased traffic from several of our largest Internet platform customers resulting from their "do-it-yourself" efforts in delivering their content, and in particular from two of our largest customers. Excluding six of our largest Internet platform customers, the rest of our Media Delivery Solutions revenue grew 11% and 10% for the three- and six-month periods ended June 30, 2016, respectively, as compared to the same periods in 2015, with particularly strong growth among our over-the-top, or OTT, video delivery customers.

The increase in Services and Support Solutions revenue for the three- and six-month periods ended June 30, 2016, as compared to the same periods in 2015, was due to strong customer attachment rates for our higher-end enterprise class professional services, particularly for customers buying our Web Performance and Cloud Security Solutions.

As a result of our reorganization in 2016, our sales, marketing and product development functions are now organized into three divisions. The following table quantifies the contribution to revenue during the periods presented from the customers in each division (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
Media Division	$288,432	$294,551	(2.1)%	(2.2)%	$580,365	$588,517	(1.4)%	(1.1)%
Web Division	271,327	236,017	15.0	14.6	535,070	460,257	16.3	16.5
Enterprise and Carrier Division	12,376	10,155	21.9	21.8	24,425	18,485	32.1	32.0
Total revenue	$572,135	$540,723	5.8%	5.6%	$1,139,860	$1,067,259	6.8%	7.1%

The decline in the year-over-year revenue growth rate in Media Division revenue for the three- and six-month periods ended June 30, 2016 was the result of decreased traffic from several of our largest Internet platform customers, as discussed above. The year-over-year revenue growth rates were 14% and 13% for the three- and six- month periods ended June 30, 2016, as compared to the same periods 2015, respectively, excluding revenue for six of our large Internet platform customers.

The increase in Web Division revenue during the three- and six-month periods ended June 30, 2016, as compared to the same periods in 2015, was due to growth in this customer base, particularly with our Cloud Security Solutions.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
U.S.	$395,085	$399,103	(1.0)%	(1.0)%	$792,368	$788,076	0.5%	0.5%
International	177,050	141,620	25.0	24.1	347,492	279,183	24.5	25.5
Total revenue	$572,135	$540,723	5.8%	5.6%	$1,139,860	$1,067,259	6.8%	7.1%

The reduced revenue from our largest Internet platform customers weighed heavily on U.S. revenue as these customers are based in the U.S. Revenue derived from our operations located outside of the U.S. for the three- and six-month periods ended June 30, 2016 was approximately 31% and 30%, respectively, of total revenue, as compared to 26% for each of the three- and six-month periods ended June 30, 2015. No single country outside of the U.S. accounted for 10% or more of revenue during these periods. During the first six months of 2016, we continued to see strong revenue growth from our operations in the Asia Pacific region.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Bandwidth fees	$42,597	$36,088	18.0%	$83,777	$71,601	17.0%
Co-location fees	33,223	31,569	5.2	65,817	61,260	7.4
Network build-out and supporting services	16,895	15,533	8.8	30,672	26,960	13.8
Payroll and related costs	46,616	39,600	17.7	91,306	77,152	18.3
Stock-based compensation, including amortization of prior capitalized amounts	7,977	6,797	17.4	14,990	12,775	17.3
Depreciation of network equipment	35,911	31,933	12.5	70,481	63,432	11.1
Amortization of internal-use software	23,104	18,390	25.6	44,016	36,024	22.2
Total cost of revenue	$206,323	$179,910	14.7%	$401,059	$349,204	14.8%
As a percentage of revenue	36.1%	33.3%		35.2%	32.7%

The increase in total cost of revenue for the three- and six-month periods ended June 30, 2016, as compared to the same periods in 2015, was primarily due to increases in:

•
amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network; the fees paid to our bandwidth providers were also impacted by the type of traffic delivered and the region in which it was served;

•	amounts paid for network build-out and supporting services related to the increase in server deployments and investments in network expansion;

•
payroll and related costs, as well as stock-based compensation, of service personnel due to headcount growth in our services organization to support our increase in Services and Support revenue, and our network operations personnel to support our other solution revenue; and

•	depreciation of network equipment and amortization of internal-use software as we continued to invest in our infrastructure and release internally developed software onto our network.

Our cost of revenue as a percentage of revenue also increased during the three- and six-month periods ended June 30, 2016, as compared to the same periods in 2015. The increase was primarily the result of our increased investments in the strategic expansion of our network.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related costs	$61,173	$54,619	12.0%	$125,807	$109,554	14.8%
Stock-based compensation	6,752	6,009	12.4	13,190	11,375	16.0
Capitalized salaries and related costs	(31,617)	(25,845)	22.3	(63,128)	(52,087)	21.2
Other expenses	1,382	1,910	(27.6)	2,663	3,679	(27.6)
Total research and development	$37,690	$36,693	2.7%	$78,532	$72,521	8.3%
As a percentage of revenue	6.6%	6.8%		6.9%	6.8%

The increase in research and development expenses during the three- and six-month periods ended June 30, 2016, as compared to the same periods in 2015, was due to increases in payroll and related costs as a result of headcount growth within the past year to support investments in new product development and network scaling, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three- and six-month periods ended June 30, 2016, we capitalized $5.7 million and $10.6 million, respectively, of stock-based compensation. During the three- and six-month periods ended June 30, 2015, we capitalized $4.1 million and $7.8 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses will increase in absolute dollars during the remaining quarters of 2016 as compared to the first two quarters of 2016, as we expect to continue to hire additional development personnel in order to make improvements to our core technology and support the development of new services and engineering innovation.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related costs	$74,948	$79,461	(5.7)%	$150,828	$151,529	(0.5)%
Stock-based compensation	13,259	12,847	3.2	25,611	25,830	(0.8)
Marketing programs and related costs	9,495	9,101	4.3	15,608	20,877	(25.2)
Other expenses	5,521	10,092	(45.3)	13,387	16,744	(20.0)
Total sales and marketing	$103,223	$111,501	(7.4)%	$205,434	$214,980	(4.4)%
As a percentage of revenue	18.0%	20.6%		18.0%	20.1%

The decrease in sales and marketing expenses during the three- and six-month periods ended June 30, 2016, as compared to the same periods in 2015, was primarily due to a decrease in commissions expense and other expenses, which consists primarily of costs associated with sales and marketing events and related travel expenses as we moderate discretionary spending to align with our revenue growth rates. The decrease during the three-month period ended June 30, 2016, as compared to the same period in 2015, was also impacted by the timing of large marketing events year-over-year.

During the remaining quarters of 2016, we believe that sales and marketing expenses will increase in absolute dollars as compared to the first two quarters of 2016, due to increases in corporate marketing expenditures and payroll and related costs.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related costs	$39,175	$40,885	(4.2)%	$80,363	$82,022	(2.0)%
Stock-based compensation	10,347	9,893	4.6	19,328	18,050	7.1
Depreciation and amortization	15,964	13,620	17.2	31,393	25,353	23.8
Facilities-related costs	17,800	15,955	11.6	35,208	30,187	16.6
Provision for doubtful accounts	342	345	(0.9)	828	336	146.4
Acquisition-related costs	352	88	300.0	163	806	(79.8)
Professional fees and other expenses	23,558	18,366	28.3	42,538	31,990	33.0
Total general and administrative	$107,538	$99,152	8.5%	$209,821	$188,744	11.2%
As a percentage of revenue	18.8%	18.3%		18.4%	17.7%

The increase in general and administrative expenses for the three- and six-month periods ended June 30, 2016, as compared to the same periods in 2015, was primarily due to the expansion of company infrastructure throughout 2015 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. In particular, we increased our facility footprint, which increased facilities-related costs and depreciation and amortization. In the three- and six-month periods ended June 30, 2016, we also incurred higher legal fees due to ongoing litigation and higher other professional fees to support our operations, as compared to the same periods in 2015.

During the remaining quarters of 2016, we expect general and administrative expenses to increase in absolute dollars as compared to the first two quarters of 2016, due to anticipated facilities-related costs attributable to increased hiring, investment in information technology and facility expansion. We also expect legal fees associated with ongoing litigation to remain higher than we experienced in 2015.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Amortization of acquired intangible assets	$6,711	$6,752	(0.6)%	$13,427	$13,532	(0.8)%
As a percentage of revenue	1.2%	1.2%		1.2%	1.3%

Based on our intangible assets at June 30, 2016, we expect amortization of acquired intangible assets to be approximately $13.1 million for the remainder of 2016, and $27.8 million, $23.7 million, $21.7 million and $17.7 million for 2017, 2018, 2019 and 2020, respectively.

Restructuring Charges

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Restructuring charges	$470	$455	3.3%	$7,288	$497	1,366.4%
As a percentage of revenue	0.1%	0.1%		0.6%	—%

The restructuring charges for the three- and six-month periods ended June 30, 2016 were primarily the result of changes to our organizational structure to reorganize our products and development groups and global sales, services and marketing teams into divisions centered on our solutions. The restructuring charges relate to severance expenses for impacted employees in the six-month period ended June 30, 2016 and also reflect a charge for internal-use software not yet placed into service that will not be completed and launched due to changing priorities as part of the reorganization.

Non-Operating Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Interest income	$3,393	$2,541	33.5%	$6,713	$5,542	21.1%
As a percentage of revenue	0.6%	0.5%		0.6%	0.5%
Interest expense	$(4,639)	$(4,678)	(0.8)	$(9,292)	$(9,254)	0.4
As a percentage of revenue	(0.8)%	(0.9)%		(0.8)%	(0.9)%
Other income (expense), net	$415	$(1,605)	(125.9)	$226	$(1,906)	(111.9)
As a percentage of revenue	0.1%	(0.3)%		—%	(0.2)%

For the periods presented, interest income consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuations in other income (expense), net for the three- and six-month periods ended June 30, 2016, as compared to the same periods in 2015, were primarily due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Provision for income taxes	$35,714	$35,318	1.1%	$73,453	$77,217	(4.9)%
As a percentage of revenue	6.2%	6.5%		6.4%	7.2%
Effective income tax rate	32.7%	34.5%		33.1%	34.8%

For the six months ended June 30, 2016, our effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., the domestic production activities deduction and the treatment of stock-based compensation in intercompany arrangements. These benefits were partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

For the six months ended June 30, 2015, our effective income tax rate was slightly lower than the federal statutory tax rate. The domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. caused our tax rate to be lower than the federal statutory tax rate during the six-months ended June 30, 2015; however, those items were offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

We expect our full-year effective income tax rate to decrease slightly during the remaining quarters of 2016. This expectation does not take into consideration the effect of potential one-time discrete items including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies that may be recorded in the future. The effective tax rate could also be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from one-time discrete items.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision-making, for planning and forecasting purposes, to measure executive compensation and to evaluate our financial performance. These non-GAAP financial measures are: non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and impact of foreign currency exchange rates, as discussed below.

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

•
Acquisition-related costs – Acquisition-related costs include transaction fees, advisory fees, due diligence costs and other direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amounts of contingent consideration and indemnification associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions.

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

•
Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In February 2014, we issued $690 million of convertible senior notes due 2019 with a coupon interest rate of 0%. The imputed interest rate of the convertible senior notes was approximately 3.2%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity under GAAP, thereby reducing the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt. All of our interest expense is comprised of these non-cash components and is excluded from management's assessment of our operating performance because management believes the non-cash expense is not representative of ongoing operating performance.

•
Loss on investments and legal matter costs – We have incurred losses from the impairment of certain investments and the settlement of legal matters. We have also incurred costs with respect to our internal U.S. Foreign Corrupt Practices Act ("FCPA") investigation in addition to the disgorgement we were required to pay to resolve it. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them occur infrequently and are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income from operations	$110,180	$106,260	$224,299	$227,781
Amortization of acquired intangible assets	6,711	6,752	13,427	13,532
Stock-based compensation	34,911	32,251	66,652	61,920
Amortization of capitalized stock-based compensation and capitalized interest expense	4,071	3,636	7,679	6,744
Restructuring charges	470	455	7,288	497
Acquisition-related costs (benefits)	361	(530)	282	(135)
Legal matter costs	101	1,514	890	2,786
Non-GAAP income from operations	$156,805	$150,338	$320,517	$313,125

GAAP operating margin	19%	20%	20%	21%
Non-GAAP operating margin	27%	28%	28%	29%

The following table reconciles GAAP net income to non-GAAP net income and non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$73,635	$67,200	$148,493	$144,946
Amortization of acquired intangible assets	6,711	6,752	13,427	13,532
Stock-based compensation	34,911	32,251	66,652	61,920
Amortization of capitalized stock-based compensation and capitalized interest expense	4,071	3,636	7,679	6,744
Restructuring charges	470	455	7,288	497
Acquisition-related costs (benefits)	361	(530)	282	(135)
Legal matter costs	101	1,514	890	2,786
Amortization of debt discount and issuance costs	4,639	4,678	9,292	9,254
Loss on investments	—	—	—	25
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(12,832)	(13,788)	(24,155)	(26,225)
Non-GAAP net income	$112,067	$102,168	$229,848	$213,344

GAAP net income per diluted share	$0.42	$0.37	$0.84	$0.80
Non-GAAP net income per diluted share	$0.64	$0.57	$1.30	$1.18
Shares used in diluted per share calculations	176,420	180,738	176,980	180,782

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and other activity related to divestiture of a business; gains and losses on legal settlements; costs incurred with respect to our internal Foreign Corrupt Practices Act investigation; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$73,635	$67,200	$148,493	$144,946
Amortization of acquired intangible assets	6,711	6,752	13,427	13,532
Stock-based compensation	34,911	32,251	66,652	61,920
Amortization of capitalized stock-based compensation and capitalized interest expense	4,071	3,636	7,679	6,744
Restructuring charges	470	455	7,288	497
Acquisition-related costs (benefits)	361	(530)	282	(135)
Legal matter costs	101	1,514	890	2,786
Interest income	(3,393)	(2,541)	(6,713)	(5,542)
Amortization of debt discount and issuance costs	4,639	4,678	9,292	9,254
Provision for income taxes	35,714	35,318	73,453	77,217
Depreciation and amortization	74,332	63,601	144,677	124,173
Other (income) expense, net	(415)	1,605	(226)	1,906
Adjusted EBITDA	$231,137	$213,939	$465,194	$437,298
Adjusted EBITDA margin	40%	40%	41%	41%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2016, our cash, cash equivalents and marketable securities, which consisted primarily of corporate bonds and U.S. government agency securities, totaled $1.6 billion. Factoring in our convertible senior notes, our net cash is $909.9 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2016, we had cash and cash equivalents of $224.6 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, intercompany obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Net income	$148,493	$144,946
Non-cash reconciling items included in net income	245,381	177,756
Changes in operating assets and liabilities	39,236	41,050
Net cash flows provided by operating activities	$433,110	$363,752

The increase in cash provided by operating activities for the six-month period ended June 30, 2016, as compared to the same period in 2015, was primarily due to higher cash collection from customers due to increased revenue and the timing of cash collection, and lower commissions and annual bonus payments due to lower attainment. These increases to cash provided by operating activities were offset by higher cash paid for taxes during the six months ended 2016, as compared to the same period in 2015, and also the increase in cash-based operating expenses and the timing of those payments.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Cash paid for acquired businesses, net of cash acquired	$—	$(122,945)
Purchases of property and equipment and capitalization of internal-use software development costs	(160,481)	(233,082)
Net marketable securities activity	(32,242)	123,696
Other investing activity	(1,512)	(1,909)
Net cash used in investing activities	$(194,235)	$(234,240)

The decrease in cash used in investing activities was driven by a decrease in purchases of property and equipment during the six-month period ended June 30, 2016, as compared to the same period in 2015, as we moderated investment in our network. In addition, the acquisitions of Xerocole, Inc. and Codemate ApS occurred during the six-month period ended June 30, 2015, with no corresponding acquisitions in the six-month period ended June 30, 2016. Net marketable securities activity increased cash used in investing activities during the six-month period ended June 30, 2016 as we reinvested the majority of the proceeds from sales and maturities of our marketable securities, as compared to the six-month period ended June 30, 2015, where we did not reinvest a portion of our proceeds in order to fund the acquisitions.

During the six-month period ended June 30, 2015, we completed large planned investments in our network infrastructure to support the continued growth of our customer base and expected increases in traffic growth. Additionally, during the six-month period ended June 30, 2015, we expanded our facilities footprint and company infrastructure in support of growth in our engineering operations and go-to market strategy.

Cash Used in Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Activity related to stock-based compensation	$(2,683)	$19,895
Repurchases of common stock	(199,710)	(126,068)
Other financing activities	—	(1,250)
Net cash used in financing activities	$(202,393)	$(107,423)

The increase in cash used in financing activities during the six-month period ended June 30, 2016, as compared to the same period in 2015, was primarily the result of increased share repurchases. In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 repurchase program and is effective from February 11, 2016 through December 31, 2018. The goal of the repurchase program is both to offset dilution from our equity compensation plans and to provide us with the flexibility to increase return of capital to shareholders as business and market conditions warrant.

During the six-month period ended June 30, 2016, we repurchased 4.0 million shares of common stock at a weighted average price of $50.54 per share for an aggregate of 199.7 million. During the six-month period ended June 30, 2015, we repurchased 1.8 million shares of common stock at a weighted average price of $70.53 per share for an aggregate of $126.1 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 5 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. The net proceeds of the offering are for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

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

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, service agreements with co-location facilities for data center capacity and bandwidth usage and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of June 30, 2016, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2015, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2016 was determined to be immaterial.

As of June 30, 2016, we did not have any additional material off-balance sheet arrangements.

Legal Matters

We are party to various litigation matters that management considers routine and incidental to our business. Management does not expect the results of any of these routine actions to have a material effect on our business, results of operations, financial condition or cash flows.

As first disclosed in our annual report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 2, 2015, we initiated an internal investigation, with the assistance of outside counsel, relating to improper sales practices by a former employee. The investigation was concluded in the quarter ended June 30, 2016. It included a review of compliance with the requirements of the FCPA and other applicable laws and regulations. In February 2015, we voluntarily contacted the Commission and Department of Justice to advise both agencies of this internal investigation. In June 2016, we signed a non-prosecution agreement with the Commission and agreed to disgorge $0.7 million to resolve this matter, including interest. The amount was accrued and paid during the six-month period ended June 30, 2016.

Newly-Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued updated guidance to simplify the presentation of debt issuance costs on the balance sheets. This guidance moved debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. We retrospectively adopted the guidance on January 1, 2016. The prior period consolidated balance sheet presented, as of December 31, 2015, was revised to reclassify $6.2 million of debt issuance costs included in other assets to convertible senior notes. This had the impact of reducing total assets and total liabilities by $6.2 million, as of December 31, 2015. The revision had no impact on our results of operations, financial position or cash flows.

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

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This standard will be effective for us on January 1, 2019, and is to be applied using a modified retrospective approach. Early adoption is permitted. We are evaluating the potential impact of adopting this new accounting guidance.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2016. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2016 and December 31, 2015, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at June 30, 2016, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, except that we have updated the Risk Factor entitled "We face risks associated with international operations and expansion efforts that could harm our business" to reflect that we entered into a Non-Prosecution Agreement with the Commission in connection with a previously-disclosed investigation into certain sales practices in a country outside the U.S.

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

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower traffic growth on our network than we expect or than we have experienced in recent years, our revenue growth rate will slow, and we may not be able to maintain our current level of profitability in 2016 or on a quarterly or annual basis thereafter. Numerous factors can impact traffic growth including:

•	decisions by our media customers to delay introduction of OTT video delivery initiatives;

•	customers, particularly large Internet platform companies, utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third party providers like us; and

•	macro-economic market and industry pressures.

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

We believe that the Internet has the potential to experience dramatic growth in the future. For example, only a minority of individuals watch television over the Internet now, but many predict that the Internet will become the dominant medium for delivery of video content in the future. In addition, the use of mobile devices has increased rapidly in recent years and is expected to continue to grow in the future. There could develop an inflection point above which global usage of the Internet increases to a level that causes our current approaches to the delivery of content and applications to no longer be sustainable at current levels of profitability or at all. It is expensive to deploy dedicated servers in data centers around the world; therefore, the approach of deploying at the "edge" of the Internet may be inadequate to fully address our customers' evolving needs or we may no longer be able to maintain our current approach to delivery. If we are unable to develop or acquire scalable new technologies to address the expected growth and other changes we expect, our business and financial statements may suffer.

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

Historically, our operating results have been subject to fluctuations related to dependence on several large customers, particularly media companies, for a significant portion of our revenues. The amount of traffic we deliver on behalf of those customers can vary significantly based on decisions they make about their businesses, including whether to start or delay new business initiatives, build out their own networks to handle delivery, or implement or maintain multiple vendor strategies. These approaches can change rapidly and unpredictably. While we believe that we will be less reliant on individual customers in the future, we are likely to continue to face some uncertainty in forecasting our revenues as they relate to these customers from quarter to quarter or over longer periods. We could also experience inconsistent revenue growth patterns and earnings.

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

In April 2016, we implemented a reorganization of our products and development and global sales, channels and marketing organizations into new groups focused on our Media, Web and Enterprise & Carrier customers and solutions. Our goal is to improve alignment between customer feedback and product innovation, making Akamai easier to do business with and increasing productivity.  Structural changes like these can be distracting to management and the rest of the employee base, and we may not ultimately realize the intended benefits, even after incurring expenses in carrying out the reorganization.

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

Political events such as the United Kingdom's vote in June 2016 to withdraw from the European Union may increase the likelihood of certain of these risks materializing or heighten their impact.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations by our employees or partners could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our financial statements. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws.

We entered into a Non-Prosecution Agreement with the Commission on May 3, 2016 in connection with the previously-disclosed investigation relating to sales practices in a country outside the U.S. In the event we violate the terms of this Non- Prosecution Agreement, we could be subject to additional investigation or enforcement by the Commission or the Department of Justice. In addition, whether by virtue of disclosure of the NPA or otherwise, we may be subject to investigations by foreign governments. Any such investigations or enforcement actions could have a material adverse effect on us.

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

As of June 30, 2016, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase those notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

From time to time, we are or may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because such matters are inherently unpredictable and may not be covered by insurance, there can be no assurance that the results of any of these matters will not have an adverse impact on our business, results of operations, financial condition, or cash flows. Under our charter, we could be required to indemnify and advance expenses to our directors and officers in connection with their involvement in certain actions, suits, investigations and other proceedings. There can be no assurance that any of these payments will not be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2016 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
April 1, 2016 – April 30, 2016	555,226	$52.56	555,226	$930,390
May 1, 2016 – May 31, 2016	606,027	51.20	606,027	899,358
June 1, 2016 – June 30, 2016	570,255	53.96	570,255	868,585
Total	1,731,508	$52.55	1,731,508	$868,585

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

(4)
In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 repurchase program and is effective from February 11, 2016 through December 31, 2018.

Item 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 8, 2016	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.