Form 10-Q
period 2016-09-30
AKAMAI TECHNOLOGIES INC
filed 2016-11-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 3, 2016: 173,299,911

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$381,803	$289,473
Marketable securities	529,416	460,088
Accounts receivable, net of reserves of $8,789 and $7,364 at September 30, 2016, and December 31, 2015, respectively	357,997	380,399
Prepaid expenses and other current assets	117,748	123,228
Total current assets	1,386,964	1,253,188
Property and equipment, net	797,923	753,180
Marketable securities	767,691	774,674
Goodwill	1,151,216	1,150,244
Acquired intangible assets, net	138,870	156,095
Deferred income tax assets	21,156	4,700
Other assets	89,815	89,603
Total assets	$4,353,635	$4,181,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,328	$61,982
Accrued expenses	291,101	216,166
Deferred revenue	61,292	54,154
Other current liabilities	4,815	138
Total current liabilities	431,536	332,440
Deferred revenue	4,134	4,163
Deferred income tax liabilities	8,963	12,888
Convertible senior notes	634,504	618,047
Other liabilities	105,567	93,268
Total liabilities	1,184,704	1,060,806
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 179,406,558 shares issued and 173,670,583 shares outstanding at September 30, 2016, and 177,212,181 shares issued and outstanding at December 31, 2015	1,794	1,772
Additional paid-in capital	4,547,834	4,437,420
Accumulated other comprehensive loss	(33,462)	(41,453)
Treasury stock, at cost, 5,735,975 shares at September 30, 2016, and no shares at December 31, 2015	(294,867)	—
Accumulated deficit	(1,052,368)	(1,276,861)
Total stockholders’ equity	3,168,931	3,120,878
Total liabilities and stockholders’ equity	$4,353,635	$4,181,684

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$584,065	$551,030	$1,723,925	$1,618,289
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	204,467	183,204	605,526	532,408
Research and development	42,341	38,396	120,873	110,917
Sales and marketing	102,626	107,426	308,060	322,406
General and administrative	113,320	99,543	323,141	288,287
Amortization of acquired intangible assets	6,598	6,752	20,025	20,284
Restructuring charges	2,948	20	10,236	517
Total costs and operating expenses	472,300	435,341	1,387,861	1,274,819
Income from operations	111,765	115,689	336,064	343,470
Interest income	3,809	2,723	10,522	8,265
Interest expense	(4,666)	(4,630)	(13,958)	(13,884)
Other income (expense), net	778	204	1,004	(1,702)
Income before provision for income taxes	111,686	113,986	333,632	336,149
Provision for income taxes	35,686	25,946	109,139	103,163
Net income	$76,000	$88,040	$224,493	$232,986
Net income per share:
Basic	$0.44	$0.49	$1.28	$1.30
Diluted	$0.43	$0.49	$1.27	$1.29
Shares used in per share calculations:
Basic	174,429	178,547	175,444	178,591
Diluted	175,617	180,364	176,525	180,642

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$76,000	$88,040	$224,493	$232,986
Other comprehensive (loss) income:
Foreign currency translation adjustments	(358)	(9,261)	5,567	(17,069)
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $866, $(73), $(1,445)and $(647) for the three and nine months ended September 30, 2016 and 2015, respectively	(1,488)	121	2,424	1,161
Other comprehensive (loss) income	(1,846)	(9,140)	7,991	(15,908)
Comprehensive income	$74,154	$78,900	$232,484	$217,078

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$224,493	$232,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,294	219,234
Stock-based compensation	105,304	92,966
Excess tax benefits from stock-based compensation	(3,080)	(24,851)
Benefit for deferred income taxes	(13,861)	(17,941)
Amortization of debt discount and issuance costs	13,958	13,884
Other non-cash reconciling items, net	8,367	3,271
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	22,477	(40,707)
Prepaid expenses and other current assets	4,014	16,119
Accounts payable and accrued expenses	54,892	26,098
Deferred revenue	6,885	6,908
Other current liabilities	4,670	146
Other non-current assets and liabilities	6,097	18,247
Net cash provided by operating activities	684,510	546,360
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(2,936)	(122,445)
Purchases of property and equipment	(134,874)	(262,404)
Capitalization of internal-use software development costs	(105,477)	(103,742)
Purchases of short- and long-term marketable securities	(614,808)	(584,189)
Proceeds from sales of short- and long-term marketable securities	57,900	2,008
Proceeds from maturities of short- and long-term marketable securities	498,633	725,117
Other non-current assets and liabilities	(3,145)	(3,037)
Net cash used in investing activities	(304,707)	(348,692)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	42,339	54,288
Excess tax benefits from stock-based compensation	3,080	24,851
Employee taxes paid related to net share settlement of stock-based awards	(38,560)	(47,171)
Repurchases of common stock	(294,867)	(202,426)
Other non-current assets and liabilities	—	(2,050)
Net cash used in financing activities	(288,008)	(172,508)
Effects of exchange rate changes on cash and cash equivalents	535	(7,339)
Net increase in cash and cash equivalents	92,330	17,821
Cash and cash equivalents at beginning of period	289,473	238,650
Cash and cash equivalents at end of period	$381,803	$256,471

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the nine months ended September 30, 2016 and 2015 of $1,582 and $19,285, respectively	$64,716	$47,045
Non-cash investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	35,176	27,026
Capitalization of stock-based compensation	17,086	13,133

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing content and business applications over the Internet. The Company's globally-distributed platform comprises over 222,000 servers in more than 1,600 networks in approximately 125 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

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

Newly-Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance to simplify the presentation of debt issuance costs on the balance sheets. This guidance moved debt issuance costs from the assets section of the balance sheet to the liabilities section as a direct deduction from the carrying amount of the debt issued. The Company retrospectively adopted the guidance on January 1, 2016. The prior period consolidated balance sheet presented, as of December 31, 2015, was revised to reclassify $6.2 million of debt issuance costs included in other assets to convertible senior notes. This had the impact of reducing the Company's total assets and total liabilities by $6.2 million, as of December 31, 2015. This reclassification did not have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued updated guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. In an effort to reduce complexity in financial reporting, the new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The standard was effective for and adopted by the Company on January 1, 2016. This guidance did not have an impact on the Company's consolidated financial statements as the measurement periods for the Company's 2015 acquisitions were closed as of December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for the Company on January 1, 2018, and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This standard will be effective for the Company on January 1, 2019, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

In March 2016, the FASB issued guidance that is intended to simplify aspects of how share-based payments are accounted for and presented in financial statements. This guidance requires that entities record all tax effects of share-based payments at settlement or expiration through the income statement. The standard also amends how windfall tax benefits are recognized, the minimum statutory tax withholding requirements and how entities elect to recognize share-based payment forfeitures. This guidance will be effective for the Company on January 1, 2017, and portions will be required to be applied on a retrospective or modified retrospective basis. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new "expected loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance will be effective for the Company on January 1, 2020. Early adoption is permitted. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

In October 2016, the FASB issued guidance which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance will be effective for the Company on January 1, 2018 and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of September 30, 2016 and December 31, 2015 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2016
Commercial paper	$37,307	$26	$(59)	$37,274	$37,274	$—
Corporate bonds	970,750	791	(805)	970,736	426,218	544,518
U.S. government agency obligations	285,422	162	(76)	285,508	65,552	219,956
	$1,293,479	$979	$(940)	$1,293,518	$529,044	$764,474

As of December 31, 2015
Commercial paper	$2,491	$—	$(4)	$2,487	$2,487	$—
Corporate bonds	995,100	73	(3,365)	991,808	432,585	559,223
U.S. government agency obligations	239,587	41	(575)	239,053	25,016	214,037
	$1,237,178	$114	$(3,944)	$1,233,348	$460,088	$773,260

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of September 30, 2016, the Company held for investment corporate bonds and U.S. government agency obligations with a fair value of $44.3 million and classified as available-for-sale marketable securities that had been in a continuous unrealized loss position for more than 12 months. The unrealized losses are not significant and are attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at September 30, 2016 and December 31, 2015 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of September 30, 2016
Cash Equivalents and Marketable Securities:
Money market funds	$5,205	$5,205	$—	$—
Commercial paper	37,274	—	37,274	—
Corporate bonds	970,736	—	970,736	—
U.S. government agency obligations	285,508	—	285,508	—
Mutual funds	3,589	3,589	—	—
	$1,302,312	$8,794	$1,293,518	$—

As of December 31, 2015
Cash Equivalents and Marketable Securities:
Money market funds	$1,250	$1,250	$—	$—
Commercial paper	2,487	—	2,487	—
Corporate bonds	991,808	—	991,808	—
U.S. government agency obligations	239,053	—	239,053	—
Mutual funds	1,414	1,414	—	—
	$1,236,012	$2,664	$1,233,348	$—

As of September 30, 2016 and December 31, 2015, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2016 and December 31, 2015, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2016.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Due in 1 year or less	$529,044	$460,088
Due after 1 year through 5 years	764,474	773,260
	$1,293,518	$1,233,348

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Trade accounts receivable	$255,236	$262,885
Unbilled accounts receivable	111,550	124,878
Gross accounts receivable	366,786	387,763
Allowance for doubtful accounts	(1,127)	(906)
Reserve for cash-basis customers	(7,662)	(6,458)
Total accounts receivable reserves	(8,789)	(7,364)
Accounts receivable, net	$357,997	$380,399

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2016 was as follows (in thousands):

Balance as of January 1, 2016	$1,150,244
Acquisition of Concord Systems, Inc.	1,079
Foreign currency translation	(107)
Balance as of September 30, 2016	$1,151,216

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$102,992	$(47,543)	$55,449	$120,791	$(58,633)	$62,158
Customer-related intangible assets	191,710	(111,375)	80,335	191,710	(102,872)	88,838
Non-compete agreements	5,140	(3,542)	1,598	6,540	(3,374)	3,166
Trademarks and trade names	3,700	(2,212)	1,488	3,700	(1,767)	1,933
Acquired license rights	490	(490)	—	490	(490)	—
Total	$304,032	$(165,162)	$138,870	$323,231	$(167,136)	$156,095

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2016 was $6.6 million and $20.0 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2015 was $6.8 million and $20.3 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2016, aggregate expense related to amortization of acquired intangible assets is expected to be $6.6 million for the remainder of 2016, and $28.2 million, $24.1 million, $22.1 million and $18.1 million for 2017, 2018, 2019 and 2020, respectively.

5. Business Combinations

Acquisition-related costs during the nine months ended September 30, 2016 were $1.0 million and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisition completed during the nine months ended September 30, 2016 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition that are included in the Company's consolidated statements of income are also not presented separately because they are not material.

Concord Systems

In September 2016, the Company acquired Concord Systems, Inc., a provider of technology for processing data at scale, for $3.0 million in cash. The acquisition is expected to provide the Company with technology to complement existing platform data processing capabilities. The Company allocated $1.1 million of the cost of the acquisition to goodwill, $2.8 million to acquired intangible assets, which have a weighted average useful life of 7.0 years, and $0.9 million related to deferred tax liabilities. The allocation of the purchase price has not been finalized. The total amount of goodwill expected to be deducted for tax purposes is $0.3 million.

Soha Systems

In October 2016, the Company acquired Soha Systems, Inc. ("Soha"), a provider of technology designed to facilitate secure access to enterprise applications, for $55.0 million in cash and up to an additional $5.0 million for the achievement of post-closing milestones. The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. The Company plans to continue offering existing Soha solutions as well as incorporate the technology into new solutions.

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

The Notes consist of the following components (in thousands):

	September 30, 2016	December 31, 2015
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(55,496)	(71,953)
Net carrying amount	$634,504	$618,047

Equity component:	$101,276	$101,276

The estimated fair value of the Notes at September 30, 2016 was $676.6 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $52.99 on September 30, 2016, the value of the Notes if immediately converted to common stock was less than the principal amount of $690.0 million.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the consolidated statements of income related to the Notes (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of debt discount and issuance costs	$5,534	$5,344	16,457	15,892
Capitalization of interest expense	(868)	(714)	(2,499)	(2,008)
Total interest expense	$4,666	$4,630	$13,958	$13,884

7. Commitments and Contingencies

Commitments

In November 2016, the Company executed a lease for new headquarters space in Cambridge, Massachusetts. The lease is for approximately 480,000 square feet and is expected to commence at the termination of the Company's current leases in Cambridge, the majority of which expire on December 31, 2019. The initial lease term is 15 years. In addition to the new lease, the Company also executed an arrangement obligating it to lease at least 150,000 square feet of additional space in Cambridge. The total minimum obligation under these arrangements is $698.4 million. For the year ended December 31, 2020, the Company's minimum obligation is $42.2 million.

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

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company agreed to license to Limelight technology covered by certain of the Company’s patents.  The terms of the agreement require Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the third quarter of 2016, the Company received the first installment of $4.5 million, which was recorded as a reduction to general and administrative expenses in the consolidated statement of income, with an insignificant amount recorded as interest income.

In November 2015, Limelight filed a complaint in the U.S. District Court for the Eastern District of Virginia against the Company and XO Communications LLC (“XO”), alleging patent infringement by the two companies.  The complaint alleges that the Company and XO infringed six of Limelight’s content delivery patents.  The complaint seeks to recover from the Company and XO monetary damages based upon lost revenue due to infringing technology used by the companies.  The Company has made counterclaims in the action against Limelight alleging that Limelight has infringed five of the Company’s content delivery patents, and the Company is seeking monetary damages based upon lost revenue due to the infringing technology used by Limelight.  The case is scheduled for trial in January 2017.  No provision with respect to this matter has been made in the Company’s consolidated financial statements.  An estimate of the possible loss or range of loss cannot be made.

8. Stockholders’ Equity

Share Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 program and is effective from February 9, 2016 through December 31, 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant. During the nine months ended September 30, 2016, the Company repurchased 5.7 million shares of its common stock for $294.9 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$4,701	$3,579	$13,224	$10,244
Research and development	7,727	5,982	20,917	17,357
Sales and marketing	14,729	13,465	40,340	39,295
General and administrative	11,495	8,020	30,823	26,070
Total stock-based compensation	38,652	31,046	105,304	92,966
Provision for income taxes	(11,664)	(11,218)	(36,185)	(33,325)
Total stock-based compensation, net of income taxes	$26,988	$19,828	$69,119	$59,641

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and nine months ended September 30, 2016 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.5 million and $10.4 million, respectively, before taxes. For the three and nine months ended September 30, 2015, the Company's consolidated statements of income include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $2.9 million and $9.3 million, respectively, before taxes.

9. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2016 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2016	$(44,936)	$3,483	$(41,453)
Other comprehensive gain	5,567	2,424	7,991
Balance as of September 30, 2016	$(39,369)	$5,907	$(33,462)

The tax effect on accumulated unrealized gains on investments was insignificant as of September 30, 2016 and December 31, 2015. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the nine months ended September 30, 2016.

10. Income Taxes

The Company’s effective income tax rate was 32.7% and 30.7% for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For the nine months ended September 30, 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. and the U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

For the nine months ended September 30, 2015, the effective income tax rate was lower than the federal statutory tax rate due to the retroactive application of a third-party U.S. tax court ruling with respect to the treatment of stock-based compensation in intercompany arrangements, the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$76,000	$88,040	$224,493	$232,986
Denominator:
Shares used for basic net income per share	174,429	178,547	175,444	178,591
Effect of dilutive securities:
Stock options	341	667	380	858
RSUs and DSUs	847	1,150	701	1,193
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	175,617	180,364	176,525	180,642
Basic net income per share	$0.44	$0.49	$1.28	$1.30
Diluted net income per share	$0.43	$0.49	$1.27	$1.29

For the three and nine months ended September 30, 2016 and 2015, certain potential outstanding shares from stock options, service-based RSUs, convertible senior notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	36	3	74	10
Service-based RSUs	1,450	157	2,672	269
Performance-based RSUs	1,245	1,148	884	1,148
Convertible senior notes	7,704	7,704	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704	7,704	7,704

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

Overview

We provide cloud services for delivering, optimizing and securing content and business applications over the Internet. For many of our core solutions, we rely on a recurring revenue model with customers executing contracts having terms of one year or longer. We believe this emphasis on longer-term contracts allows us to have a consistent and predictable base level of revenue, which is important to our financial success. We are also dependent on media customers where usage of our services is less predictable; as a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of social media and video platform capabilities, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The prices we are able to charge for our services is also a key variable impacting revenue.

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

•
In recent years, we have experienced increases in the amount of traffic delivered for our customers that use our solutions for video, gaming, social media and software downloads, which contributed to an increase of our revenue.  Beginning in the second half of 2015, our traffic growth rates have moderated, which has impacted our overall revenue growth rates.  These developments in traffic growth are primarily attributable to the “do-it-yourself” efforts by six of our customers that are large Internet platform companies: Amazon, Apple, Facebook, Google, Microsoft and Netflix, or our Internet Platform Customers.  We are likely to continue experiencing modest decreases in traffic from these customers during the remainder of the year.

•	The unit prices paid by some of our customers have declined, reflecting the impact of competition. Our revenue would have been higher absent these price declines.

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

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•
Network bandwidth costs represent a significant portion of our cost of revenue. Historically, we have been able to mitigate increases in these costs by reducing our network bandwidth costs per unit and investing in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs may increase in the future as a result of expected higher traffic levels and serving more traffic from higher cost regions. We will need to continue to effectively manage our bandwidth costs to maintain current levels of profitability.

•
Co-location costs are also a significant portion of our cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs. We expect to continue to scale our network in the future and will need to continue to manage effectively our co-location costs to maintain current levels of profitability.

•
Due to the fixed nature of some of our co-location and bandwidth costs over a minimum time period, it may not be possible to quickly reduce those costs. If our revenue growth rate declines, our profitability could decrease.

•
Payroll and related compensation costs have grown as we have increased headcount to support our revenue growth and strategic initiatives. We increased our headcount by 250 employees during the first nine months of 2016. During the year ended December 31, 2015, we increased our headcount by 979 employees. We expect to continue to hire additional employees during the fourth quarter of 2016, both domestically and internationally, in support of our strategic initiatives, although we expect the rate of hiring to slow relative to the past several years.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.0	33.2	35.1	32.9
Research and development	7.2	7.0	7.0	6.9
Sales and marketing	17.6	19.5	17.9	19.9
General and administrative	19.4	18.1	18.7	17.8
Amortization of acquired intangible assets	1.1	1.2	1.2	1.3
Restructuring charges	0.5	—	0.6	—
Total costs and operating expenses	80.8	79.0	80.5	78.8
Income from operations	19.2	21.0	19.5	21.2
Interest income	0.7	0.5	0.6	0.5
Interest expense	(0.8)	(0.8)	(0.8)	(0.9)
Other income (expense), net	0.1	—	0.1	(0.1)
Income before provision for income taxes	19.2	20.7	19.4	20.7
Provision for income taxes	6.1	4.7	6.3	6.4
Net income	13.1%	16.0%	13.1%	14.3%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
Revenue	$584,065	$551,030	6.0%	5.4%	$1,723,925	$1,618,289	6.5%	6.5%

During the three- and nine-month periods ended September 30, 2016, the increase in our revenue as compared to the same periods in 2015 was primarily the result of continued strong growth from our Cloud Security Solutions, which grew 46% and 45%, respectively. Our Web Performance Solutions also contributed to our revenue growth.

Our overall revenue growth rate was lower than it has been in the past, however, primarily due to the "do-it-yourself" efforts of our Internet Platform Customers. Revenue from these six customers (Amazon, Apple, Facebook, Google, Microsoft and Netflix) was $58.0 million and $192.0 million during the three- and nine-month periods ended September 30, 2016, respectively, as compared to $95.2 million and $287.6 million during the three- and nine-month periods ended September 30, 2015, respectively.

Changes in foreign currency exchange rates impacted our revenue positively by $3.3 million and $0.5 million during the three- and nine-month periods ended September 30, 2016, respectively, as compared to the same periods in 2015. For the three- and nine-month periods ended September 30, 2016 and 2015, no single customer accounted for 10% or more of revenue.

As part of a reorganization we announced in February 2016, we have adjusted the categorization of our revenue solution categories. Certain of our services that were previously included in Media Delivery Solutions are now presented in Performance and Security Solutions. Beginning in the first quarter of 2016, revenue from these services was classified in its respective product solution category; accordingly, we have revised prior period amounts in the following table.

The following table quantifies the contribution to revenue during the periods presented from our solution categories (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
Performance and Security Solutions	$345,118	$289,046	19.4%	19.1%	$987,623	$843,396	17.1%	17.2%
Media Delivery Solutions	188,075	218,537	(13.9)	(14.9)	591,091	650,553	(9.1)%	(9.3)
Services and Support Solutions	50,872	43,447	17.1	16.2	145,211	124,340	16.8%	16.5
Total revenue	$584,065	$551,030	6.0%	5.4%	$1,723,925	$1,618,289	6.5%	6.5%

The increase in Performance and Security Solutions revenue for the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015, was due to increased demand across all major product lines, with especially strong growth in our Cloud Security and Web Performance Solutions. Cloud Security Solutions revenue for the three- and nine-month periods ended September 30, 2016 was $95.2 million and $262.9 million, respectively, as compared to $65.2 million and $181.9 million for the three- and nine-month periods ended September 30, 2015, respectively.

The decline in the year-over-year revenue growth in Media Delivery Solutions revenue for the three- and nine-month periods ended September 30, 2016 was primarily the result of decreased traffic from the six large Internet Platform Customers, resulting from their "do-it-yourself" efforts in delivering their content. Excluding these six large Internet Platform Customers, the rest of our Media Delivery Solutions revenue grew by 5% and 8% for the three- and nine-month periods ended September 30, 2016, respectively, as compared to the same periods in 2015, with strong growth among our over-the-top, or OTT, video delivery customers.

The increase in Services and Support Solutions revenue for the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015, was due to strong customer attachment rates for our higher-end enterprise class professional services.

As a result of our February 2016 reorganization, our sales, marketing and product development functions are now organized into three divisions. The following table quantifies the contribution to revenue during the periods presented from the customers in each division (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
Media Division	$284,107	$296,848	(4.3)%	(4.9)%	$864,472	$885,365	(2.4)%	(2.3)%
Web Division	284,629	243,430	16.9	16.3	819,699	703,687	16.5	16.4
Enterprise and Carrier Division	15,329	10,752	42.6	42.6	39,754	29,237	36.0	35.9
Total revenue	$584,065	$551,030	6.0%	5.4%	$1,723,925	$1,618,289	6.5%	6.5%

The decline in the year-over-year revenue growth rate in Media Division revenue for the three- and nine-month periods ended September 30, 2016 was the result of decreased traffic from the six large Internet Platform Customers. Excluding the impact of those customers, the year-over-year revenue growth rate was 12% for both the three- and nine-month periods ended September 30, 2016, as compared to the same periods 2015.

The increase in Web Division revenue during the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015, was due to growth in this customer base, particularly with our Cloud Security Solutions.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
U.S.	$404,065	$400,581	0.9%	0.9%	$1,196,433	$1,188,657	0.7%	0.7%
International	180,000	150,449	19.6	17.5	527,492	429,632	22.8	22.7
Total revenue	$584,065	$551,030	6.0%	5.4%	$1,723,925	$1,618,289	6.5%	6.5%

The reduced revenue from our six large Internet Platform Customers negatively impacted our U.S. revenue growth rates as these customers are based in the U.S. Revenue derived from our operations located outside of the U.S. for each of the three- and nine-month periods ended September 30, 2016 was approximately 31% of total revenue, as compared to 27% for each of the three- and nine-month periods ended September 30, 2015. No single country outside of the U.S. accounted for 10% or more of revenue during these periods. During the first nine months of 2016, we continued to see strong revenue growth from our operations in the Asia Pacific region.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Bandwidth fees	$42,099	$37,711	11.6%	$125,876	$109,312	15.2%
Co-location fees	32,987	31,709	4.0	98,804	92,969	6.3
Network build-out and supporting services	14,285	15,756	(9.3)	44,957	42,716	5.2
Payroll and related costs	49,169	40,529	21.3	140,475	117,682	19.4
Stock-based compensation, including amortization of prior capitalized amounts	8,012	6,350	26.2	23,002	19,124	20.3
Depreciation of network equipment	35,402	32,749	8.1	105,883	96,181	10.1
Amortization of internal-use software	22,513	18,400	22.4	66,529	54,424	22.2
Total cost of revenue	$204,467	$183,204	11.6%	$605,526	$532,408	13.7%
As a percentage of revenue	35.0%	33.2%		35.1%	32.9%

The increase in total cost of revenue for the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015, was primarily due to increases in:

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network and for traffic served from higher cost regions;

•
payroll and related costs, as well as stock-based compensation, of service personnel due to headcount growth in our services organization, to support our increase in Services and Support Solutions revenue, and our network operations personnel, to support our other solution revenue; and

•	depreciation of network equipment and amortization of internal-use software as we continued to invest in our infrastructure and release internally-developed software onto our network.

Our cost of revenue as a percentage of revenue also increased during the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015. The increase was primarily the result of our increased investments in the strategic expansion of our network.

We have long-term purchase commitments for co-location services and bandwidth usage with various vendors and network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. There have been no significant changes to these commitments reported in our annual report on Form 10-K for the year ended December 31, 2015, other than normal period-to-period variations.

We believe that cost of revenue will increase during the fourth quarter of 2016 as compared to each of the first three quarters of 2016 primarily because we expect to deploy more servers and deliver more traffic on our network, which will result in higher expenses associated with modest increases in traffic. Additionally, during the fourth quarter of 2016 as compared to each of the first three quarters of 2016, we anticipate amortization of internal-use software development costs to increase, along with increased payroll and related costs associated with our network and professional services personnel and related expenses. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related costs	$63,927	$58,005	10.2%	$189,734	$167,559	13.2%
Stock-based compensation	7,727	5,982	29.2	20,917	17,357	20.5
Capitalized salaries and related costs	(30,429)	(26,951)	12.9	(93,557)	(79,037)	18.4
Other expenses	1,116	1,360	(17.9)	3,779	5,038	(25.0)
Total research and development	$42,341	$38,396	10.3%	$120,873	$110,917	9.0%
As a percentage of revenue	7.2%	7.0%		7.0%	6.9%

The increase in research and development expenses during the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015, was due to increases in payroll and related costs as a result of headcount growth within the past year to support investments in new product development and network scaling, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. These development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three- and nine-month periods ended September 30, 2016, we capitalized $5.2 million and $15.8 million, respectively, of stock-based compensation. During the three- and nine-month periods ended September 30, 2015, we capitalized $3.9 million and $11.8 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses will increase in absolute dollars during the fourth quarter of 2016 as compared to each of the first three quarters of 2016, as we expect to continue to increase the number of development personnel, through acquisition activity or hiring, in order to make improvements to our core technology and support the development of new services and engineering innovation.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related costs	$75,351	$82,282	(8.4)%	$226,179	$233,811	(3.3)%
Stock-based compensation	14,729	13,465	9.4	40,340	39,295	2.7
Marketing programs and related costs	7,529	8,022	(6.1)	23,137	28,899	(19.9)
Other expenses	5,017	3,657	37.2	18,404	20,401	(9.8)
Total sales and marketing	$102,626	$107,426	(4.5)%	$308,060	$322,406	(4.4)%
As a percentage of revenue	17.6%	19.5%		17.9%	19.9%

The decrease in sales and marketing expenses during the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015, was primarily due to a decrease in performance-based commissions earned and reduced spending on marketing programs and related costs as we moderated discretionary spending to align with our revenue growth rates.

We believe that sales and marketing expenses will increase during the fourth quarter of 2016 in absolute dollars as compared to each of the first three quarters of 2016 due to higher payroll and related costs, specifically with respect to the acceleration of commission and incentive programs in the fourth quarter, and an increase in marketing programs and related costs, due to an annual sales and marketing event occurring in the fourth quarter.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Payroll and related costs	$42,004	$42,667	(1.6)%	$122,367	$124,689	(1.9)%
Stock-based compensation	11,495	8,020	43.3	30,823	26,070	18.2
Depreciation and amortization	16,688	14,114	18.2	48,081	39,468	21.8
Facilities-related costs	18,337	16,599	10.5	53,545	46,785	14.4
Provision for doubtful accounts	278	775	(64.1)	1,106	1,112	(0.5)
Acquisition-related costs	236	252	(6.3)	490	1,058	(53.7)
License of patent	(4,415)	—	nm	(4,415)	—	nm
Professional fees and other expenses	28,697	17,116	67.7	71,144	49,105	44.9
Total general and administrative	$113,320	$99,543	13.8%	$323,141	$288,287	12.1%
As a percentage of revenue	19.4%	18.1%		18.7%	17.8%

The increase in general and administrative expenses for the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015, was primarily due to increases in:

•	legal and other professional fees due to ongoing litigation and other costs to support our operations;

•	stock-based compensation as a result of increased headcount and the impact that changing estimates have on our performance-based stock-based compensation from period to period; and

•
expansion of company infrastructure throughout 2015 and 2016 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint, which increased facilities-related costs and depreciation and amortization.

The increase in general and administrative expenses for the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015, was partially offset by a payment received from Limelight Networks, Inc., or

Limelight, during the three-month period ended September 30, 2016, under the terms of a patent license arrangement we entered into to resolve patent litigation between us.

During the fourth quarter of 2016, we expect general and administrative expenses to be consistent with third quarter levels but increase in absolute dollars as compared to the first two quarters of 2016 due to increases in depreciation and amortization and facilities-related costs. These increase are attributable to investment in information technology and facility expansion. We also expect legal fees associated with ongoing litigation to remain higher than we experienced in 2015.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Amortization of acquired intangible assets	$6,598	$6,752	(2.3)%	$20,025	$20,284	(1.3)%
As a percentage of revenue	1.1%	1.2%		1.2%	1.3%

Based on our intangible assets at September 30, 2016, we expect amortization of acquired intangible assets to be approximately $6.6 million for the remainder of 2016, and $28.2 million, $24.1 million, $22.1 million and $18.1 million for 2017, 2018, 2019 and 2020, respectively.

Restructuring Charges

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Restructuring charges	$2,948	$20	nm	$10,236	$517	nm
As a percentage of revenue	0.5%	—%		0.6%	—%

The restructuring charges for the three- and nine-month periods ended September 30, 2016 were primarily the result of changes to our organizational structure to reorganize our products and development groups and global sales, services and marketing teams into divisions centered on our solutions. The restructuring charges relate to severance expenses for impacted employees and charges for internal-use software not yet placed into service that will not be completed and launched due to changing priorities as part of the reorganization.

Non-Operating Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Interest income	$3,809	$2,723	39.9%	$10,522	$8,265	27.3%
As a percentage of revenue	0.7%	0.5%		0.6%	0.5%
Interest expense	$(4,666)	$(4,630)	0.8	$(13,958)	$(13,884)	0.5
As a percentage of revenue	(0.8)%	(0.8)%		(0.8)%	(0.9)%
Other income (expense), net	$778	$204	nm	$1,004	$(1,702)	nm
As a percentage of revenue	0.1%	—%		0.1%	(0.1)%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuations in other income (expense), net for the three- and nine-month periods ended September 30, 2016, as compared to the same periods in 2015, were primarily due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Provision for income taxes	$35,686	$25,946	37.5%	$109,139	$103,163	5.8%
As a percentage of revenue	6.1%	4.7%		6.3%	6.4%
Effective income tax rate	32.0%	22.8%		32.7%	30.7%

For the nine-month period ended September 30, 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. and the U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

For the nine-month period ended September 30, 2015, the effective income tax rate was lower than the federal statutory tax rate due to the retroactive application of a third-party U.S. tax court ruling with respect to the treatment of stock-based compensation in intercompany arrangements, the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

We expect our year-to-date effective income tax rate to decrease slightly during the fourth quarter of 2016, as compared to the nine-month period ended September 30, 2016. This expectation does not take into consideration the effect of potential one-time discrete items including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies that may be recorded in the future. The effective tax rate could also be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from one-time discrete items.

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

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as they facilitate comparing financial results across accounting periods and to those of peer companies. Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management. These non-GAAP financial measures may also exclude expenses and gains that may be unusual in nature, infrequent or not reflective of our ongoing operating results.

The non-GAAP financial measures do not replace the presentation of our GAAP financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.

The non-GAAP adjustments, and our basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets – We have incurred amortization of intangible assets, included in our GAAP financial statements, related to various acquisitions we have made. The amount of an acquisition's purchase price allocated to intangible assets and term of its related amortization can vary significantly and are unique to each acquisition; therefore, we exclude amortization of acquired intangible assets from our non-GAAP financial measures to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

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

•
Loss on investments and legal matter costs – We have incurred losses from the impairment of certain investments and the settlement of legal matters. We have also incurred costs with respect to our internal U.S. Foreign Corrupt Practices Act, or FCPA, investigation in addition to the disgorgement we were required to pay to resolve it. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them occur infrequently and are not representative of our core business operations.

•
Income tax effect of non-GAAP adjustments and certain discrete tax items – The non-GAAP adjustments described above are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as recording or releasing of valuation allowances), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to highlight income attributable to our core operations.

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Income from operations	$111,765	$115,689	$336,064	$343,470
Amortization of acquired intangible assets	6,598	6,752	20,025	20,284
Stock-based compensation	38,652	31,046	105,304	92,966
Amortization of capitalized stock-based compensation and capitalized interest expense	3,983	3,152	11,662	9,896
Restructuring charges	2,948	20	10,236	517
Acquisition-related costs	241	258	523	124
Legal matter costs	—	430	890	3,215
Non-GAAP income from operations	$164,187	$157,347	$484,704	$470,472

GAAP operating margin	19%	21%	19%	21%
Non-GAAP operating margin	28%	29%	28%	29%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$76,000	$88,040	$224,493	$232,986
Amortization of acquired intangible assets	6,598	6,752	20,025	20,284
Stock-based compensation	38,652	31,046	105,304	92,966
Amortization of capitalized stock-based compensation and capitalized interest expense	3,983	3,152	11,662	9,896
Restructuring charges	2,948	20	10,236	517
Acquisition-related costs	241	258	523	124
Legal matter costs	—	430	890	3,215
Amortization of debt discount and issuance costs	4,666	4,630	13,958	13,884
Loss on investments	—	—	—	25
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(12,939)	(22,453)	(37,094)	(48,678)
Non-GAAP net income	$120,149	$111,875	$349,997	$325,219

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP net income per diluted share	$0.43	$0.49	$1.27	$1.29
Amortization of acquired intangible assets	0.03	0.03	0.10	0.10
Stock-based compensation	0.22	0.17	0.60	0.52
Amortization of capitalized stock-based compensation and capitalized interest expense	0.02	0.02	0.07	0.06
Restructuring charges	0.02	—	0.06	—
Acquisition-related costs	—	—	—	—
Legal matter costs	—	—	0.01	0.02
Amortization of debt discount and issuance costs	0.03	0.03	0.08	0.08
Loss on investments	—	—	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.07)	(0.12)	(0.21)	(0.27)
Non-GAAP net income per diluted share	$0.68	$0.62	$1.98	$1.80

Shares used in diluted per share calculations	175,617	180,364	176,525	180,642

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of our convertible senior notes. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Unless and until our weighted average stock price is greater than $89.56, the initial conversion price, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or do not require a cash outlay. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and other activity related to divestiture of a business; gains and losses on legal settlements; costs incurred with respect to our internal FCPA investigation; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$76,000	$88,040	$224,493	$232,986
Amortization of acquired intangible assets	6,598	6,752	20,025	20,284
Stock-based compensation	38,652	31,046	105,304	92,966
Amortization of capitalized stock-based compensation and capitalized interest expense	3,983	3,152	11,662	9,896
Restructuring charges	2,948	20	10,236	517
Acquisition-related costs	241	258	523	124
Legal matter costs	—	430	890	3,215
Interest income	(3,809)	(2,723)	(10,522)	(8,265)
Amortization of debt discount and issuance costs	4,666	4,630	13,958	13,884
Provision for income taxes	35,686	25,946	109,139	103,163
Depreciation and amortization	73,930	64,881	218,607	189,054
Other (income) expense, net	(778)	(204)	(1,004)	1,702
Adjusted EBITDA	$238,117	$222,228	$703,311	$659,526
Adjusted EBITDA margin	41%	40%	41%	41%

Impact of Foreign Currency Exchange Rates

Revenue and earnings from our international operations have historically been an important contributor to our financial results. Consequently, our financial results have been impacted, and management expects they will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, when the local currencies of our foreign subsidiaries weaken, generally our consolidated results stated in U.S. dollars are negatively impacted.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2016, our cash, cash equivalents and marketable securities, which consisted primarily of corporate bonds and U.S. government agency securities, totaled $1.7 billion. Factoring in our convertible senior notes, our net cash is $988.9 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2016, we had cash and cash equivalents of $222.6 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, intercompany obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Net income	$224,493	$232,986
Non-cash reconciling items included in net income	360,982	286,563
Changes in operating assets and liabilities	99,035	26,811
Net cash flows provided by operating activities	$684,510	$546,360

The increase in cash provided by operating activities for the nine-month period ended September 30, 2016, as compared to the same period in 2015, was primarily due to higher cash collection from customers due to increased revenue and the timing of cash collection, and lower commissions and annual bonus payments due to lower attainment. These increases to cash provided by operating activities were partially offset by higher cash paid for taxes during the nine-month period ended September 30, 2016, as compared to the same period in 2015.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Cash paid for acquired businesses, net of cash acquired	$(2,936)	$(122,445)
Purchases of property and equipment and capitalization of internal-use software development costs	(240,351)	(366,146)
Net marketable securities activity	(58,275)	142,936
Other investing activity	(3,145)	(3,037)
Net cash used in investing activities	$(304,707)	$(348,692)

The decrease in cash used in investing activities was driven by a decrease in purchases of property and equipment during the nine-month period ended September 30, 2016, as compared to the same period in 2015, as we moderated investment in our network. In addition, the acquisitions of Xerocole, Inc. and Octoshape occurred during the nine-month period ended September 30, 2015, with no corresponding acquisitions of the same magnitude during the nine-month period ended September 30, 2016. Net marketable securities activity increased cash used in investing activities during the nine-month period ended September 30, 2016 as we reinvested the majority of the proceeds from sales and maturities of our marketable securities, as compared to the nine-month period ended September 30, 2015, where we did not reinvest a portion of our proceeds in order to fund acquisitions.

During the nine-month period ended September 30, 2015, we completed large planned investments in our network infrastructure to support the continued growth of our customer base and expected increases in OTT traffic growth. Additionally, during the nine-month period ended September 30, 2015, we expanded our facilities footprint and company infrastructure in support of growth in our engineering operations and go-to market strategy.

Subsequent to September 30, 2016, we acquired Soha Systems, Inc., a provider of technology designed to facilitate secure access to enterprise applications, for $55.0 million in cash and up to an additional $5.0 million for the achievement of post-closing milestones.

Cash Used in Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Activity related to stock-based compensation	$6,859	$31,968
Repurchases of common stock	(294,867)	(202,426)
Other financing activities	—	(2,050)
Net cash used in financing activities	$(288,008)	$(172,508)

The increase in cash used in financing activities during the nine-month period ended September 30, 2016, as compared to the same period in 2015, was primarily the result of increased share repurchases. In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 repurchase program and is effective from February 11, 2016 through December 31, 2018. The goal of the repurchase program is both to offset dilution from our equity compensation plans and to provide us with the flexibility to increase return of capital to shareholders as business and market conditions warrant.

During the nine-month period ended September 30, 2016, we repurchased 5.7 million shares of common stock at a weighted average price of $51.41 per share for an aggregate of $294.9 million. During the nine-month period ended September 30, 2015, we repurchased 2.8 million shares of common stock at a weighted average price of $71.09 per share for an aggregate of $202.4 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

Liquidity Outlook

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our planned capital expenditures, investments in information technology and facility expansion, opportunistic business acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other long-term liabilities.

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of September 30, 2016, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2015, other than normal period-to-period variations and the executed lease for the new headquarters space discussed in Note 7 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2016 was determined to be immaterial.

As of September 30, 2016, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 1 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding recent and newly adopted accounting pronouncements. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2015.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2016. We do not enter into derivative financial instruments for trading or speculative purposes.

Translation Exposure

To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased revenue and operating expenses. Conversely, our revenue and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.

Foreign exchange rate fluctuations may also adversely impact our consolidated financial condition as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recorded as a component of accumulated other comprehensive loss within stockholders' equity.

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2016 and December 31, 2015, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at September 30, 2016, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

In November 2015, Limelight filed a complaint in the U.S. District Court for the Eastern District of Virginia against Akamai and XO Communications LLC, or XO, alleging patent infringement by the two companies.  The complaint alleges that Akamai and XO infringed six of Limelight’s content delivery patents.  The complaint seeks to recover from Akamai and XO significant monetary damages based upon lost revenue due to infringing technology used by the companies.  We have made counterclaims in the action against Limelight alleging that Limelight has infringed five Akamai content delivery patents, and we are seeking monetary damages based upon lost revenue due to the infringing technology used by Limelight.  The case is scheduled for trial in January 2017.  We currently believe that the outcome of this litigation will not have a material impact on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, except that we have updated the Risk Factor entitled "We face risks associated with international operations and expansion efforts that could harm our business" to reflect that we entered into a Non-Prosecution Agreement with the Commission in connection with a previously-disclosed investigation into certain sales practices in a country outside the U.S. and supplemented our disclosure in the Risk Factor entitled "We may become involved in litigation that may adversely impact our business."

If we do not continue to innovate and develop solutions and technologies that are useful for our customers or that improve our operating efficiencies, our operating results may suffer.

We have been in business for more than 18 years and consider ourselves pioneers in the development of content and application delivery solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings, or risk losing such business. We believe, therefore, that developing innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers and where competitors may develop products and services that are, or may be viewed as, better than ours. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services the market will accept. This could cause our expenses to grow more rapidly than our revenue. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

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

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower traffic growth on our network than we expect or than we have experienced in recent years, our revenue growth rate will slow, and we may not be able to maintain our current level of profitability in 2016 or on a quarterly or annual basis thereafter. Numerous factors can impact traffic growth including:

•	decisions by our media customers to delay introduction of OTT video delivery initiatives;

•	the popularity of our customers' streaming offerings as compared to those offered by companies that do not use our services;

•	customers, particularly large Internet platform companies, utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third party providers like us; and

•	macro-economic market and industry pressures.

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

The information technology industry and the markets in which we compete have grown significantly over the life of our company and continue to evolve rapidly in response to new technological advances, changing business models and other factors. We and the other companies that compete in this industry and these markets experience continually shifting business relationships, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to:

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

We believe that the Internet has the potential to experience dramatic growth in the future. For example, only a minority of individuals watch television over the Internet now, but many predict that the Internet will become the dominant medium for delivery of video content in the future. In addition, the use of mobile devices to access content over the Internet has increased rapidly in recent years and is expected to continue to grow in the future. There could develop an inflection point above which global usage of the Internet increases to a level that causes our current approaches to the delivery of content and applications to no longer be sustainable at current levels of profitability or at all. It is expensive to deploy dedicated servers in data centers around the world; therefore, the approach of deploying at the "edge" of the Internet may be inadequate to fully address our customers' evolving needs or we may no longer be able to maintain our current approach to delivery. If we are unable to develop or acquire scalable new technologies to address the expected growth and other changes we expect, our business and financial statements may suffer.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. We transmit and store our customers' information and data as well as our own. Maintaining the security and availability of our services, network and internal IT systems is a critical issue for us and our customers, particularly as attacks become more powerful and varied in nature. The costs to us to avoid or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities are significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, loss of existing or potential customers, liability to third parties and regulatory sanctions. As we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure intended to steal information about our technology, financial data or customer information or take other actions that would be damaging to our customers and us. Our network or services could also be disrupted by numerous other events, including failure or refusal of our third party network providers to provide the necessary capacity, natural disasters, power losses and human error. Any significant breach of our security measures or other disruptions to our network or IT systems would threaten our ability to provide our customers with our services and harm our reputation and could lead to customer credits, loss of customers, higher expenses and increased legal liability.

Acquisitions and other strategic transactions we complete could result in operating difficulties, dilution, diversion of management attention and other harmful consequences that may adversely impact our business and results of operations.

We expect to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

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

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified personnel, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful at these efforts, our growth and operations could be adversely affected.

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

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	slower than expected growth in traffic over our network;

•	announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions;

•	introduction of new products, services and strategic developments by us or our competitors;

•	market speculation about whether we are a takeover target;

•	activism by any single large stockholder or combination of stockholders;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	purchases or sales of our stock by our officers and directors;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	successful cyber-attacks against our network or systems;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

Geo-political events such as the United Kingdom's vote in June 2016 to withdraw from the European Union may increase the likelihood of certain of these risks materializing or heighten their impact.

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

We entered into a Non-Prosecution Agreement with the Commission in June 2016 in connection with the previously-disclosed investigation relating to sales practices in a country outside the U.S. In the event we violate the terms of this Non- Prosecution Agreement, we could be subject to additional investigation or enforcement by the Commission or the Department of Justice. In addition, whether by virtue of disclosure of the Non-Prosecution Agreement or otherwise, we may be subject to investigations by foreign governments. Any such investigations or enforcement actions could have a material adverse effect on us.

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

Our operations are dependent in part upon transmission capacity provided by third party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly those under cyber-attack. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business, networks imposing traffic limits or governments adopting regulations that impact network operations. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. This risk is heightened where market power is concentrated with one or a few major networks. We also may be unable to move quickly enough to augment capacity to reflect growing traffic or security demands. Failure to put in place the capacity we require could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. In addition, customers have increasingly elected to transmit their content over our SSL network, which is more costly for us to operate and could require significant additional investment for us. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our profitability.

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

As of September 30, 2016, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

From time to time, we are or may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. In addition, under our charter, we could be required to indemnify and advance expenses to our directors and officers in connection with their involvement in certain actions, suits, investigations and other proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses.

We are currently involved in litigation with one of our competitors, Limelight, involving claims for patent infringement. Limelight has asserted that it is entitled to significant damages. While we challenge the basis of the underlying claims and amount of such assertions, if such action were to be decided against our favor and a court were to award Limelight significant damages, our business and financial condition would be adversely impacted.

Furthermore, because litigation is inherently unpredictable and may not be covered by insurance, there can be no assurance that the results of the Limelight litigation or any of these other matters will not have an adverse impact on our business, results of operations, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2016 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
July 1, 2016 – July 31, 2016	478,462	$56.26	478,462	$841,669
August 1, 2016 – August 31, 2016	697,849	51.60	697,849	805,658
September 1, 2016 – September 30, 2016	607,901	53.02	607,901	773,428
Total	1,784,212	$53.33	1,784,212	$773,428

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

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

Akamai Technologies, Inc.

November 8, 2016	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.