Form 10-K
period 2016-12-31
AKAMAI TECHNOLOGIES INC
filed 2017-02-28
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,531.0 million based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2016.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 22, 2017: 173,190,922 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2017 Annual Meeting of Stockholders to be held on May 17, 2017 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to them. Use of words such as “believes,” "continues," “expects,” “anticipates,” “intends,” “plans,” “estimates,” “forecasts,” “should,” “may,” “could,” “likely” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors,” elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I

Item 1. Business

Akamai provides cloud services for delivering, optimizing and securing content and business applications over the Internet. As a global leader in content delivery network, or CDN, services, our goal is to make the Internet fast, reliable and secure for our customers.

Our Strategy – Addressing the Needs of our Customers in the Internet Age

The Internet plays a crucial role in the way companies, government agencies and other enterprises conduct business and reach the public, but the world around us is rapidly evolving. In recent years, we have seen a dramatic increase in the use of social media for sharing photos, videos and ideas. More consumers are "cutting the cord" and consuming entertainment over the Internet rather than through traditional cable. Web pages are more complex with advertisements, videos, graphics and other third party content, causing speed and reliability to suffer. Online transactions and media are increasingly moving to mobile devices. More and more, government agencies want citizens to pay their taxes, submit applications and request information online. Security threats have grown more complex and arise more frequently. Enterprise applications are moving from behind the firewall to the cloud. Smart enterprises want to take advantage of these trends safely, profitably and intelligently.

What our customers want to do:

•	provide consumers with superior online experiences when they access websites and applications from all types of devices from anywhere in the world;

•	handle transactions securely and protect sensitive information;

•	affordably present vibrant and engaging streaming content, including high definition, or HD, video, music and games;

•	leverage the growth in the use of mobile devices to reach more consumers and provide dynamic experiences;

•	scale and secure the enterprise network; and

•	receive data about usage of their websites and applications.

What makes it difficult to achieve those goals:

•	doing it yourself – building out data centers, coping with the technology changes, and dealing with sudden traffic spikes – is difficult and expensive;

•	lack of a coordinated security system to protect against hackers, bots and other malefactors that want to steal assets and disrupt the functioning of the web;

•	mobile networks tend to be slower and less reliable than the fixed line Internet and present other challenges;

•	traffic congestion at data centers and between networks;

•	it can be difficult to understand actual user experiences given myriad devices and locations; and

•	coping with “last mile” issues – such as bandwidth constraints between consumers and their Internet access provider.

How Akamai helps:

Our strategy is to bridge the gap between our customers' online goals and the difficulty of leveraging the Internet by providing technology that optimizes and secures the delivery of online content and applications. We deliver a wide spectrum of content, from media and software downloads to dynamic and personalized data for many of the world’s most important applications. We offer online solutions for delivery, acceleration, and security services to the owners of major websites and applications. We are trusted by a large fraction of the world’s most important brands, including many media companies, e-retailers, major governments, financial institutions, and other leading enterprises. Across all of these customers, our mission is to make the Internet fast, reliable and secure.

At the core of this mission is the Akamai Intelligent Platform, a globally-distributed computing platform, comprising more than 200,000 servers deployed in more than 1,600 networks and 131 countries around the world, tied together with sophisticated software and algorithms. Our software also resides on over 100 million end user devices, as part of our work on client-assisted delivery for large media files. This platform is architected to enable us to constantly monitor Internet conditions to:

•	identify, absorb and block security threats;

•	efficiently route traffic away from Internet trouble spots;

•	detect what devices individuals are using and optimize delivery to them;

•	provide our customers with business and technical insights into their online operations; and

•	understand different types of traffic visiting websites so that customers can deal with them as desired.

We believe that our unique technology leveraging a virtual Internet on top of the real Internet, our ability to efficiently manage a platform with millions of components, our high-quality intellectual property portfolio, our strong relationships with over 1,600 leading telecommunications carriers and thousands of major brands on the web, and our relentless and personalized attention to customer and partner needs create significant value for shareholders and provide a meaningful edge against the many competitors that desire to acquire a share of our business.

Our Solutions

Performance and Security Solutions

Web and Mobile Performance Solutions

The ultimate goal of our web and mobile performance business is to make dynamic websites and applications have instant response times, no matter where the user is, what device or browser they are using, or how they are connected to the Internet. This is accomplished through a variety of advanced technologies embedded into our platform, which can be thought of as a virtual Internet overlaying the real Internet. Key offerings include:

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

•
IP Application Accelerator – IP Application Accelerator is designed to enable enterprises to deliver Internet Protocol-based applications to globally-distributed users quickly, securely and reliably without the expense of building out and supporting dedicated IT infrastructure. These applications include real-time interactive web conferencing and virtualized applications and desktops, in addition to supporting hosting and software as a service, or SaaS, providers in the delivery of remote desktop management, hosted email, archiving and other applications.

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

•
Image Manager – To help our customers cope with the multitude of devices used by their consumers and varying connection quality, Image Manager automatically optimizes online images for the best combination of size, quality, and file format suited for each image and device and offloads the artistic transformation of derivative assets to the cloud.

•
Cloudlets – Cloudlets are applications that provide our customers with self-serviceable controls and capabilities designed to help simplify web operations and improve user experiences. Examples include Visitor Prioritization for managing potentially overloaded applications, Image Converter to improve delivery of images particularly to mobile devices and IP/Geo Access to handle access restrictions.

Cloud Security Solutions

Our Cloud Security Solutions are designed to defend websites, applications and data centers against a multitude of cyber attacks through solutions such as:

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

•
Bot Manager – As websites attract users, they also place business information where it can be easily accessed by other entities – often using automated tools known as “bots.” Our Bot Manager offering provides organizations with a flexible framework to better manage the wide array of bots accessing their website every day. It offers the ability to identify bots as they first arrive, categorize different types of bots, and apply the most appropriate management policy for each category.

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

Enterprise Solutions

Our Enterprise offerings are designed to help customers boost productivity by facilitating third-party access to applications, accelerating those applications, reducing bandwidth costs and extending the Internet and public clouds into private wide area networks, or WANs. Our key enterprise solutions offerings include:

•
Enterprise Application Access – Using technology gained through our acquisition of Soha Systems, Inc., this offering enables remote access to applications behind the firewall without providing users access to the entire network without external hardware or software.

•
Akamai Cloud Connect – By combining WAN optimization and intelligent caching directly into a Cisco router in enterprise branch locations, Akamai Connect extends the Akamai Intelligent Platform directly into the branch. The solution is architected to enable customers to reduce costs while delivering high-quality application experiences with minimal bandwidth impact, regardless of device, connectivity or public/private cloud architectures.

Network Operator Solutions

With the growth in consumer adoption of Internet video and other media, carriers around the world have experienced significant traffic increases, resulting in congestion across networks from aggregation, to backbone, to interconnection. Our Network Operator offerings are designed to help carriers operate a cost-efficient network that capitalizes on traffic growth and new subscriber services by reducing the complexity of building a CDN and interconnecting access providers. Similarly, our Mobile Network Solutions address the need for tailored solutions to handle the unique complexities of using mobile networks to offer access to content and applications. These offerings include:

•
Aura Licensed CDN – Aura Licensed CDN is a suite of solutions designed to empower network operators to build and run a highly-scalable media content delivery network that efficiently delivers its own content as well as content from Akamai customers and other targeted services, all utilizing a common HTTP caching infrastructure. The Aura Licensed CDN federates with the Akamai Intelligent Platform, providing global delivery of operator content with a single business agreement. The solution also includes HyperCache, a common HTTP caching layer in the network that supports traffic offload and delivery of content, and Request Router, a DNS-based content request router that directs user requests to an optimal available CDN node.

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

•
Intelligent DNS Solutions – Our AnswerX offering is an intelligent recursive DNS platform built for effective management of DNS traffic. To help make web services fast, safe and uniquely personal for subscribers, AnswerX manages subscriber preferences (e.g., opt-in or opt-out), tracks popular destinations and maintains lists of typo squatters (website addresses that are similar to popular ones but with misspelled names) and phishing domains.

Media Delivery Solutions

In recent years, streaming of movies, television and live events has come to represent a significant percentage of traffic on the Internet. Providing solutions to handle that media is an important part of our current and future strategy. Our Media Delivery Solutions are designed to enable enterprises to execute their digital media distribution strategies, not only by providing solutions for their volume and global reach requirements but also by improving the end-user experience, boosting reliability and reducing their cost of Internet-related infrastructure. Our offerings include:

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

•	Infinite Media Acceleration – These media delivery acceleration solutions are designed with the goal to bring broadcast quality TV experiences to broadband.

•
Media Services – These services help simplify the preparation of online media with integrated transcoding, digital rights management and content packaging designed to enable our customers to quickly and easily deliver live and on-demand content to multiple types of devices and platforms.

•
Media Analytics – We offer a comprehensive suite of analytics tools to monitor online video viewer experiences and the effectiveness of web software downloads, while measuring audience engagement, and quality of service performance. These solutions are designed to provide actionable and relevant metrics to help businesses understand their entire media workflow from ingest to device through four complementary modules: Quality of Service Monitor, Viewer Diagnostics, Audience Analytics and Download Analytics.

•
NetStorage – NetStorage is a globally-distributed cloud storage solution for our customers' content that offers automatic geographically-dispersed replication that is designed for resiliency, high availability and real time performance optimization.

Services and Support Solutions

Akamai offers an array of Service and Support offerings that are designed to assist our customers with integrating, configuring, optimizing and managing our core offerings. Once customers are deployed on the network, they can rely on our professional services experts for customized solutions, problem resolution and 24/7 technical support. Special features available to enterprises that purchase our premium support solution include a dedicated technical account team, proactive service monitoring, custom technical support handling procedures and customized training.

Our Technology and Network

The Akamai Intelligent Platform leverages more than 200,000 servers deployed in approximately 1,600 networks ranging from large, backbone network providers to medium and small Internet service providers, or ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks across 131 countries, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have thousands of peering relationships that provide us with direct paths to end-user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

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

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers' needs and market demand. As of December 31, 2016, we had 1,762 research and development employees. Our research and development expenses were $167.6 million, $148.6 million and $125.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are net of capitalized costs related to the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2016, 2015 and 2014, we capitalized $124.6 million, $105.7 million and $91.1 million, respectively, of payroll, payroll-related and external consulting costs related to the development of internal-use software. Additionally, for the years ended December 31, 2016, 2015 and 2014, we capitalized $21.4 million, $16.7 million and $13.7 million, respectively, of stock-based compensation attributable to our research and development personnel.

Industry Segment and Geographic Information

We operate in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet. Our revenue derived from operations outside the U.S. was $720.0 million, $593.0 million and $531.9 million, for each of the years ended December 31, 2016, 2015 and 2014, respectively. This represented 31% of our total revenue for the year ended December 31, 2016 and 27% of our total revenue for each of the years ended December 31, 2015 and 2014. No single country outside of the U.S. accounted for 10% or more of our revenue in any such year.

Our long-lived assets include servers, which are deployed into networks worldwide, in addition to other property and equipment used to support our operations. As of December 31, 2016, we had approximately $297.8 million and $231.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2015, we had approximately $298.9 million and $227.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

Customers

As of December 31, 2016, our customers included many of the world's leading corporations, including Airbnb, Apple, Autodesk, Bristol Myers Squibb, Cathay Pacific, The Coca-Cola Company, Crate & Barrel, eBay, Electronic Arts, FedEx, Ford Motor Company, FOX, General Electric, Home Depot, HubSpot, IKEA, Investec, JetBlue, Marriott, NBCUniversal, Norwegian Cruise Line, Panasonic, Panera Bread, PayPal, Qantas, Qualcomm, Rabobank, Rakuten, Salesforce.com, Siemens, Ticketmaster, Toshiba, Turner Broadcasting, Ubisoft and Viacom. We also actively sell to government agencies. As of December 31, 2016, our public sector customers included the Federal Aviation Administration, the Federal Emergency Management Agency, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Postal Service, the U.S. Department of Labor and the U.S. Securities and Exchange Commission.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2016, 2015 and 2014. Six of our customers that are large Internet platform companies: Amazon, Apple, Facebook, Google, Microsoft and Netflix, or our Internet Platform Customers, in aggregate, accounted for 11%, 17% and 18% of our total revenue during the years ended December 31, 2016, 2015 and 2014, respectively. Less than 10% of our total revenue in each of the years ended December 31, 2016, 2015 and 2014 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2017.

Sales, Service and Marketing

We market and sell our solutions globally through our direct sales and service organization and through more than 250 active channel partners including AT&T, Deutsche Telecom, IBM, Orange Business Services and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, referral partners and sales agents. By aligning with these partners, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales, service and marketing professionals are located in more than 60 offices in the Americas, Europe, the Middle East and Asia and focus on direct and channel sales, sales operations, professional services, account management and technical consulting. As of December 31, 2016, we had 3,153 employees in this organization.

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

We believe that we compete favorably with other companies in our industry through the global scale of the Akamai Intelligent Platform, which we believe provides the most effective means of meeting the needs of enterprise customers and is unique to us. In our view, we also benefit from the superior quality of our offerings, our customer service and the information we can provide to our customers about their online operations and value.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2016, we owned, or had exclusive rights to, more than 265 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2017 and 2034. We do not believe that the expiration of any particular patent in the near future would be material to our business. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide exclusive right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

As of December 31, 2016, we had 6,490 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good, and we have been acknowledged in respected publications as an excellent place to work.

Additional Information

Akamai was incorporated in Delaware in 1998, and we have our corporate headquarters at 150 Broadway, Cambridge, Massachusetts. Our Internet website address is www.akamai.com. We make available, free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission, or the Commission, as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

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

We have been in business for nearly two decades and consider ourselves pioneers in the development of content and application delivery solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings, or risk losing such business. We believe, therefore, that developing or acquiring innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers, where competitors may develop products and services that are, or may be viewed as, better than ours and where it can be costly to acquire other companies. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in services the market will accept. This could cause our expenses to grow more rapidly than our revenue. There is often a lengthy period between commencing development initiatives and bringing new or improved solutions to market. During this time, the technology preferences, customer demand and market for our solutions, or those introduced by our competitors, may move in directions that we had not anticipated. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

Slower traffic growth on our network and numerous other factors could cause our revenue growth rate to slow and profitability to decline.

Increasing traffic on our network is key to our revenue growth and profitability. Numerous factors can impact traffic growth including:

•	the pace of introduction of over-the-top (often referred to as OTT) video delivery initiatives by our customers;

•	the popularity of our customers' streaming offerings as compared to those offered by companies that do not use our services;

•	customers, particularly large Internet platform companies, utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third party providers like us; and

•	macro-economic market and industry pressures.

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower traffic growth on our network than we expect or than we have experienced in recent years, our revenue growth rate will slow, and we may not be able to maintain our current level of profitability in 2017 or on a quarterly or annual basis thereafter.

Our profitability may also decline in future periods as a result of a number of other factors unrelated to traffic growth, including:

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

The Internet itself is constantly evolving. There could develop an inflection point above which global usage of the Internet increases to a level that causes our current approaches to the delivery of content and applications to no longer be sustainable at current levels of profitability or at all. We also need to continue to manage successfully the transition from the IPv4 protocol to IPv6.

With this constantly changing environment, our future business strategies, practices and results may be difficult to predict, and we may face operational difficulties in adjusting to the changes. Any of these developments could harm our business.

If we are unable to compete effectively, our business will be adversely affected.

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, product and service offerings, and geographic region and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are: excellence of technology, global presence, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength. Competitors include some of our current partners and customers.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services, gain greater market acceptance, and expand their service offerings more efficiently or more rapidly;
•adapt to new or emerging technologies and changes in customer requirements more quickly;
•take advantage of acquisition and other opportunities more readily;

•	adopt more aggressive pricing policies and allocate greater resources to the promotion, marketing, and sales of their services; and
•dedicate greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less sophisticated versions of services than we provide at lower prices than those we charge;
•develop new business models that are disruptive to us; and

•	respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in superior offerings.

Existing and potential customers may not purchase our services, or may limit their use of them, because they:

•	pursue a "do-it-yourself" approach by putting in place equipment, software and other technology solutions for content and application delivery within their internal systems;
•enter into relationships directly with network providers instead of relying on an overlay network like ours; or
•implement multi-vendor policies to reduce reliance on external providers like us.

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

Security breaches and attacks on our platform could lead to significant costs and disruptions that could harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. We transmit and store our customers' information and data as well as our own. Maintaining the security and availability of our services, network and internal IT systems and the security of information we hold is a critical issue for us and our customers. Attacks on our customers and our own network take a variety of forms, including distributed denial of service (DDoS) attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, bugs, viruses, worms and malicious software programs. Malicious actors use attempts to fraudulently induce employees or suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems.

In recent years, Internet-based attacks have increased in size, sophistication and complexity, increasing the exposure to our customers and us. In addition, as we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure intended to destabilize, overwhelm or shut down our platform. The costs to us to avoid or alleviate cyber or other security problems and vulnerabilities are significant. However, our efforts to address these problems may not be successful. Any significant breach of our security measures could:

•	lead to the dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers;

•	threaten our ability to provide our customers with our services;

•	generate negative publicity about us;

•	result in litigation and increased legal liability or fines; or

•	lead to governmental inquiry or oversight.

The occurrence of any of these events could harm our business or damage our brand and reputation, lead to customer credits, loss of customers, higher expenses, and possibly impede our present and future success in retaining and attracting new customers. A successful assault on our infrastructure would be damaging to our reputation and could adversely affect our financial condition.

Similar security risks exist with respect to our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to the risk that the activities of our business partners and third-party vendors may adversely affect our business even if the attack or breach does not directly impact our systems.

We may have insufficient transmission and co-location space, which could result in disruptions to our services and loss of revenue.

Our operations are dependent in part upon transmission capacity provided by third party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly those under cyber-attack. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits or governments adopting regulations that impact network operations. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. This risk is heightened where market power is concentrated with one or a few major networks. We also may be unable to move quickly enough to augment capacity to reflect growing traffic or security demands. Failure to put in place the capacity we require could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. In addition, customers have increasingly elected to transmit their content over our SSL network, which is more costly for us to operate and could require significant additional investment for us. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our profitability.

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

Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. If we use a significant portion of our available cash to pay for acquisitions that are not successful, it could harm our balance sheet and limit our flexibility to pursue other opportunities without having enjoyed the intended benefits of the acquisition. As we complete acquisitions, we may encounter difficulty in incorporating acquired technologies into our offerings while maintaining the quality standards that are consistent with our brand and reputation. If we are not successful in completing acquisitions or other strategic transactions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. Future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities. Technology sharing or other strategic relationships we enter into may give rise to disputes over intellectual property ownership, operational responsibilities and other significant matters. Such disputes may be expensive and time-consuming to resolve.

Our operating results can be impacted by the actions and business life cycles of a small number of large customers.

Historically, our operating results have been subject to fluctuations due to our dependence on several large customers, particularly media companies, for a significant portion of our revenues. The amount of traffic we deliver on behalf of those customers can vary significantly based on decisions they make about their businesses, including whether to start or delay new business initiatives, build out their own networks to handle delivery, or implement or maintain multiple vendor strategies. These approaches can change rapidly and unpredictably. While we believe that we will be less reliant on individual customers in the future, we are likely to continue to face some uncertainty in forecasting our revenues as they relate to these customers from quarter to quarter or over longer periods. We could also experience inconsistent revenue growth patterns and earnings as a result of the behavior of these customers.

Our failure to effectively manage our operations as our business evolves could harm us.

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified personnel, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected.

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

Our restructuring and reorganization activities may be disruptive to our operations and harm our business.

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, or better reflect changes in the strategic direction of our business. Disruptions in operations have occurred and will likely continue to occur, including with respect to our research and development efforts, as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reduction, as well as decreased productivity and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

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

Furthermore, our revenue, particularly that portion attributable to usage of our services beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media and commerce customers for which holiday sales are a key but unpredictable driver of usage of our services. In the future, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a minimum revenue commitment would make it easier for customers to stop doing business with us, which would create additional challenges with our forecasting processes. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance or make changes in our guidance with respect to future operating results, our stock price may decrease significantly as a result.

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

We face risks associated with global operations that could harm our business.

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

•
regulations related to security requirements, data localization or restricting content that could pose risks to our intellectual property, increase the cost of doing business in a country or create other disadvantages to our business;

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

Geo-political events such as the United Kingdom's vote in June 2016 to withdraw from the European Union, commonly referred to as Brexit, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In particular, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, security and employees as a result of Brexit. Such changes could be costly and potentially disruptive to our operations and business relationships in affected markets.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations by our employees or partners could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our global operations, any international expansion efforts, our ability to attract and retain employees, our business, and our financial statements. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws.

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

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, domestic and foreign government attempts to regulate the operation of the Internet could negatively impact our business. While regulations recently adopted by the U.S. Federal Communications Commission that govern certain aspects of the operation of the Internet (such as content blocking and throttling and paid prioritization) do not apply to content delivery network providers like us, there is no guarantee that future regulatory and legislative initiatives or changes, including as a result of the election of the new U.S. presidential administration, will not impact our business. In particular, it is difficult to predict how the regulatory environment in the U.S. will change as a result of the new presidential administration or whether any changes will have an adverse or favorable impact on our business.

Increasing regulatory focus on privacy issues and expanding laws and regulations could expose us to increased liability.

Privacy laws, including the new European Union General Data Protection Regulation, are rapidly changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our products and services are being used, to respond to customer requests allowed under the laws, and how we use data generated from our network. Any perception that our business practices, data collection activities or how our services operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism (or boycotts), class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability.
In the past we have relied on the U.S.-European Union and the U.S.-Swiss Safe Harbor Frameworks, as agreed to by the U.S. Department of Commerce and the European Union and Switzerland as a means to legally transfer covered personal data from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-European Union Safe Harbor Framework and Swiss data protection authorities later invalidated the U.S.-Swiss Safe Harbor Framework. As a result, we have been establishing alternate legitimate means of transferring covered personal data from the European Economic Area to the United States, including the new Privacy Shield framework. The legitimacy of these alternate means are subject to ongoing judicial challenge and review in the European Union. Any changing or new requirements or rulings by the European Union or member jurisdictions may impact our services or subject us to sanctions, including fines and a prohibition on data transfers, by EU data protection regulators. Furthermore, the European Court of Justice’s decision may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. These developments could harm our business, financial condition and results of operations.
We also have a publicly-available privacy policy concerning our collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policy could result in damage to our reputation or proceedings or actions against us, which could potentially have an adverse effect on our business.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

An increasing portion of our revenue is derived from international operations. Revenue generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. While we have implemented a foreign currency hedging program to mitigate transactional exposures, there is no guarantee that such program will be effective.

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

Our future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators, product makers and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenue. If we become reliant on a small number of large partners, any termination of our relationship with one of them could have an adverse impact on our financial condition. The need to develop such relationships can be particularly acute in areas outside of the U.S. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services and ensuring that they are compliant with our ethical expectations requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channels. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for the sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number and quality of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. If the outcome of such audit or other audits were to be adverse to us, our reserves may not be adequate to cover our total actual liability. Although we believe our estimates, our reserves and the positions we have taken are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

As of December 31, 2016, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

We may issue additional shares of our common stock or instruments convertible into shares of our common stock and thereby materially and adversely affect the market price of our common stock.

Our Board of Directors has the authority to issue additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. If we issue additional shares of our common stock or instruments convertible into, or exchangeable or exercisable for, shares of our common stock, it may materially and adversely affect the market price of our common stock.

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

We are currently involved in litigation with one of our competitors, Limelight Networks, Inc., or Limelight, involving claims for patent infringement. Limelight has asserted that it is entitled to significant damages. While we challenge the basis of the underlying claims and amount of such assertions, if such action were to be decided against our favor and a court were to award Limelight significant damages, our business and financial condition would be adversely impacted.

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

Our deployed network of servers consumes significant energy resources, including those generated by the burning of fossil fuels. In response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. In addition, our customers, investors and other stakeholders may require us to take steps to demonstrate that we are taking ecologically responsible measures in operating our business. The costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenue and damage to our reputation.

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
•our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 490,000 square feet of property in Cambridge, Massachusetts where our primary corporate offices are located. The majority of the leases for such space are scheduled to expire in December 2019, and of this space, we have subleased approximately 18,000 square feet to another company. In November 2016, we executed a lease for new headquarters space in Cambridge, Massachusetts. The lease is for approximately 480,000 square feet and is expected to commence at the termination of our current leases in Cambridge. The initial lease term is 15 years. In addition to the new lease, we also executed an arrangement obligating us to lease at least 150,000 square feet of additional space in Cambridge.

We also maintain offices in several other locations in the United States, including in or near each of Phoenix, Arizona; Los Angeles, San Francisco, Santa Clara and San Diego, California; Denver, Colorado; Washington, D.C.; Fort Lauderdale, Florida; Atlanta, Georgia; Chicago, Illinois; Westford, Massachusetts; Manchester, New Hampshire; New York, New York; Dallas, Texas; Reston, Virginia and Seattle, Washington. Outside the United States we maintain offices in or near the following cities: Bangalore, Chennai, Delhi and Mumbai, India; Beijing, Hong Kong, Shenzhen, and Shanghai, China; Sao Paulo, Brazil; Copenhagen, Denmark; Dortmund, Hamburg, Frankfurt and Munich, Germany; Paris, France; Brussels, Belgium; London, England; Tokyo, Fukuoka, Nagoya and Osaka, Japan; Singapore; Madrid, Spain; Sydney, Melbourne and Canberra, Australia; Herziliya, Israel; Edinburgh, Scotland; Ottawa and Toronto, Canada; San Jose, Costa Rica; Milan, Italy; Stockholm, Sweden; Seoul, South Korea; Geneva and Zurich, Switzerland; Kuala Lumpur, Malaysia; Taipei, Taiwan; Amsterdam, the Netherlands; Prague, Czech Republic; Dubai, UAE; Istanbul, Turkey; and Krakow, Poland.

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

In November 2015, Limelight filed a complaint in the U.S. District Court for the Eastern District of Virginia against Akamai and XO Communications LLC, or XO, alleging patent infringement by the two companies.  The complaint alleges that Akamai and XO infringed six of Limelight’s content delivery patents.  The complaint seeks to recover from Akamai and XO significant monetary damages based upon lost revenue due to infringing technology used by the companies. We have agreed to indemnify XO for damages it incurs in this matter.  We have made counterclaims in the action against Limelight alleging that Limelight has infringed five Akamai content delivery patents, and we are seeking monetary damages based upon lost revenue due to the infringing technology used by Limelight.  The case is scheduled for trial in May 2017.  We currently believe that the outcome of this litigation will not have a material impact on our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock on the NASDAQ Global Select Market:

	2016		2015
	High	Low	High	Low
First quarter	$57.05	$39.43	$73.53	$56.85
Second quarter	$57.50	$48.88	$78.44	$69.13
Third quarter	$58.47	$47.80	$76.98	$63.14
Fourth quarter	$71.04	$52.63	$76.39	$50.56

As of February 22, 2017, there were 409 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2016 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2016 – October 31, 2016	558,379	$55.38	558,379	$742,507
November 1, 2016 – November 30, 2016	352,708	66.84	352,708	718,932
December 1, 2016 – December 31, 2016	368,440	66.31	368,440	694,501
Total	1,279,527	$61.68	1,279,527	$694,501

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

(4)
In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 2013 through December 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 repurchase program and is effective from February 2016 through December 2018.

During the year ended December 31, 2016, we repurchased 7.0 million shares of our common stock for an aggregate of $373.8 million.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this annual report on Form 10-K. The consolidated statements of income and balance sheet data for all periods presented is derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K or in prior year annual reports on Form 10-K on file with the Commission.

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year ended December 31,	2016	2015	2014	2013	2012
Revenue	$2,340,049	$2,197,448	$1,963,874	$1,577,922	$1,373,947
Total costs and operating expenses	1,880,455	1,731,298	1,474,355	1,163,954	1,059,460
Income from operations	459,594	466,150	489,519	413,968	314,487
Net income	316,132	321,406	333,948	293,487	203,989
Basic net income per share	1.81	1.80	1.87	1.65	1.15
Diluted net income per share	1.79	1.78	1.84	1.61	1.12
Cash, cash equivalents and marketable securities	1,616,329	1,524,235	1,628,284	1,246,922	1,095,240
Total assets	4,373,146	4,181,684	4,001,546	2,957,685	2,600,627
Convertible senior notes	640,087	624,288	604,851	—	—
Other long-term liabilities	134,101	110,319	117,349	65,088	51,929
Total stockholders’ equity	3,224,370	3,120,878	2,945,335	2,629,431	2,345,754

The following items impact the comparability of the consolidated financial data presented above:

•
During the years presented in the table above, various acquisitions occurred, the results of which are presented prospectively from the date of acquisition. See Note 8 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more details regarding these acquisitions.

•
Effective January 1, 2013, we increased the expected average useful lives of our network assets, primarily servers, from three to four years to reflect software and hardware related initiatives to manage our global network more efficiently. For the years ended December 31, 2016, 2015, 2014 and 2013, this change decreased depreciation expense on network assets as compared to the year ended December 31, 2012. The change increased net income and both basic and diluted net income per share for the years ended December 31, 2016, 2015, 2014 and 2013 as compared to the year ended December 31, 2012.

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

Overview

We provide cloud services for delivering, optimizing and securing content and business applications over the Internet. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our performance and security offerings, increase media traffic on our network, develop new products and carefully manage our capital spending and other expenses.

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on media customers where usage of our services is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of social media and video platform capabilities, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The ability to expand our product portfolio and to maintain the prices we charge for our services are also key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•	Increased sales of our security solutions have made a significant contribution to revenue growth, and we expect to continue our focus on security solutions in the future.

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming, social media and software downloads, contributing to an increase in our revenue. However, from the second half of 2015 onward, our traffic growth rates have moderated, primarily due to the “do-it-yourself” efforts by some of our customers that are among the large Internet platform companies: Amazon, Apple, Facebook, Google, Microsoft and Netflix. We refer to these companies as our Internet Platform Customers. Some of these customers have elected to develop and rely on their internal infrastructure to deliver more of their media content themselves rather than use our services. As a result, we are likely to continue experiencing lower revenue from these customers. We have not, however, been experiencing a significant shift to internal infrastructure usage across the remainder of our media services customer base.

•
We have increased committed recurring revenue from our solutions by increasing sales of incremental services to our existing customers and adding new customers. These increases helped to limit the impact of reductions in usage of our services and contract terminations by certain customers, as well as the effect of price decreases negotiated as part of contract renewals.

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

Expenses

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

•
Co-location costs are also a significant portion of our cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs. We expect to continue to scale our network in the future and will need to continue to effectively manage our co-location costs to maintain current levels of profitability.

•
Due to the fixed nature of some of our co-location and bandwidth costs over a minimum time period, it may not be possible to quickly reduce those costs. If our revenue growth rate declines, our profitability could decrease.

•
Payroll and related compensation costs have grown as we have increased headcount to support our revenue growth and strategic initiatives. We increased our headcount by 406 employees during the year ended December 31, 2016. During the year ended December 31, 2015, we increased our headcount by 979 employees. We expect to continue to hire additional employees, both domestically and internationally, in support of our strategic initiatives.

Fluctuations in foreign currency exchange rates have also impacted our reported results. Revenue and expenses of our operations outside of the U.S. are important contributors to our overall financial performance, and as currencies have weakened against the U.S. dollar, our revenue has been negatively impacted and our expenses have been positively impacted. If foreign currency exchange rates during the year ended December 31, 2016 had remained the same as exchange rates during the year ended December 31, 2015, our revenue would have increased by 7% as opposed to 6%. Conversely, diluted earnings per share would have decreased by 1% as opposed to increasing by 1%. If foreign currency exchange rates during the year ended December 31, 2015 had remained the same as exchange rates during the year ended December 31, 2014, our revenue would have increased by 16% as opposed to 12%. Similarly, diluted earnings per share would have increased by 2% as opposed to decreasing 3% had exchange rates remained constant during the same period.

In recent years, we have used strategic acquisitions to complement and augment existing technological capabilities. During 2016, 2015 and 2014 we completed various acquisitions which were immaterial to our financial results as a whole during those years, but have contributed to increases in our revenue and level of expenses. Also in February 2014, we completed an offering of $690.0 million in par value of convertible senior notes. The notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	34.6	33.0	31.1
Research and development	7.2	6.8	6.4
Sales and marketing	18.2	20.1	19.3
General and administrative	18.8	17.7	16.6
Amortization of acquired intangible assets	1.1	1.2	1.6
Restructuring charges	0.4	—	0.1
Total costs and operating expenses	80.3	78.8	75.1
Income from operations	19.7	21.2	24.9
Interest income	0.6	0.5	0.4
Interest expense	(0.8)	(0.8)	(0.8)
Other income (expense), net	0.2	(0.1)	(0.1)
Income before provision for income taxes	19.7	20.8	24.4
Provision for income taxes	6.1	6.2	7.4
Net income	13.6%	14.6%	17.0%

Revenue

Revenue during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
Revenue	$2,340,049	$2,197,448	6.5%	6.6%	$2,197,448	$1,963,874	11.9%	15.5%

The increase in our revenue from 2015 to 2016 was primarily the result of continued strong growth from our Cloud Security Solutions, which grew 43%. Our web performance solutions also contributed to our revenue growth in 2016. Our overall revenue growth rate was lower than it has been in the past, primarily due to the "do-it-yourself" efforts of our Internet Platform Customers, some of which have developed internal infrastructure to deliver more of their media content themselves rather than rely on our media services. Revenue from these six customers (Amazon, Apple, Facebook, Google, Microsoft and Netflix) in the aggregate was $250.4 million and $379.3 million for the years ended December 31, 2016 and 2015, respectively.

The increase in our revenue from 2014 to 2015 was driven by higher demand for our services across all of our solutions and geographies, with particularly strong growth from our Cloud Security Solutions. Revenue from our Internet Platform Customers was $379.3 million and $358.9 million for the years ended December 31, 2015 and 2014, respectively.

The following table quantifies the contribution to revenue from our solution categories for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
Performance and Security Solutions	$1,355,030	$1,158,281	17.0%	17.3%	$1,158,281	$1,003,573	15.4%	19.0%
Media Delivery Solutions	787,179	868,820	(9.4)	(9.6)	868,820	813,066	6.9	10.5
Services and Support Solutions	197,840	170,347	16.1	16.0	170,347	147,235	15.7	19.8
Total revenue	$2,340,049	$2,197,448	6.5%	6.6%	$2,197,448	$1,963,874	11.9%	15.5%

The increases in Performance and Security Solutions revenue for 2016 as compared to 2015, and 2015 as compared to 2014, were due to increased demand across all major product lines, with especially strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the year ended December 31, 2016 was $364.9 million, as compared to $254.4 million and $170.0 million for the years ended December 31, 2015 and 2014, respectively.

The decrease in Media Delivery Solutions revenue for 2016 as compared to 2015 was primarily the result of decreased traffic from our Internet Platform Customers, resulting from their "do-it-yourself" efforts in delivering their content. Our Media Delivery Solutions for other customers revenue grew by 8%. The increase in Media Delivery Solutions revenue for 2015 as compared to 2014 was due to higher demand across most of our customer base.

The increases in Services and Support Solutions revenue for 2016 as compared to 2015, and 2015 as compared to 2014, were due to strong new customer attachment rates for our professional services as well as purchases of upgrades to services by our existing customers.

As a result of our 2016 reorganization, our sales, marketing and product development functions are now organized into three divisions. The following table quantifies the contribution to revenue during the periods presented from the customers in each division (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
Media Division	$1,165,281	$1,187,732	(1.9)%	(1.8)%	$1,187,732	$1,109,781	7.0%	10.3%
Web Division	1,120,001	968,584	15.6	15.7	968,584	824,302	17.5	21.7
Enterprise and Carrier Division	54,767	41,132	33.1	33.1	41,132	29,791	38.1	39.4
Total revenue	$2,340,049	$2,197,448	6.5%	6.6%	$2,197,448	$1,963,874	11.9%	15.5%

The decline in the year-over-year revenue growth rate in Media Division revenue in 2016 as compared to 2015 and the relatively small revenue improvement in 2015 over 2014 was the result of decreased traffic from our Internet Platform Customers. The year-over-year revenue growth rate for our other customers was 13% and 8% for the years ended December 31, 2016 and 2015, respectively.

The increase in Web Division revenue for 2016 as compared to 2015 was due to growth in this customer base, particularly with our Cloud Security Solutions. The increase in Web Division revenue in 2015 as compared to 2014 was due to strong demand across most of our customer base particularly for our Cloud Security Solutions, including from our largest, most strategic customers.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2016	2015	% Change	% Change at Constant Currency	2015	2014	% Change	% Change at Constant Currency
U.S.	$1,620,021	$1,604,492	1.0%	1.0%	$1,604,492	$1,429,063	12.3%	12.3%
International	720,028	592,956	21.4	21.6	592,956	534,811	10.9	24.3
Total revenue	$2,340,049	$2,197,448	6.5%	6.6%	$2,197,448	$1,963,874	11.9%	15.5%

The reduced revenue from our Internet Platform Customers negatively impacted our U.S. revenue growth rates for the year ended December 31, 2016, as these customers are based in the U.S. For the year ended December 31, 2016, approximately 31%, of our revenue was derived from our operations located outside of the U.S., compared to 27% for each of the years ended December 31, 2015 and 2014. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.

During 2016, we continued to see strong revenue growth from our operations in the Asia Pacific region. Changes in foreign currency exchange rates negatively impacted our revenue by $1.0 million in 2016 as compared to 2015, and negatively by $71.7 million in 2015 as compared to 2014.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Bandwidth fees	$168,202	$150,607	11.7%	$150,607	$124,470	21.0%
Co-location fees	129,904	125,983	3.1	125,983	113,661	10.8
Network build-out and supporting services	61,320	58,207	5.3	58,207	42,114	38.2
Payroll and related costs	189,409	158,742	19.3	158,742	143,468	10.6
Stock-based compensation, including amortization of prior capitalized amounts	31,145	26,222	18.8	26,222	21,866	19.9
Depreciation of network equipment	140,777	130,098	8.2	130,098	107,250	21.3
Amortization of internal-use software	88,244	75,761	16.5	75,761	58,114	30.4
Total cost of revenue	$809,001	$725,620	11.5%	$725,620	$610,943	18.8%
As a percentage of revenue	34.6%	33.0%		33.0%	31.1%

The increase in total cost of revenue for 2016 as compared to 2015 was primarily due to increases in:

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network and for traffic served from higher cost regions;

•	payroll and related costs, as well as stock-based compensation, due to more hiring in our services to support revenue growth; and

•	depreciation of network equipment and amortization of internal-use software as we continued to invest in our infrastructure and release internally-developed software onto our network.

The increase in total cost of revenue for 2015 as compared to 2014 was primarily due to increases in:

•	amounts paid to network providers for bandwidth fees to support the increase in traffic served on our network;

•	amounts paid for network build-out and supporting services related to the increase in server deployments and investments in network expansion;

•	payroll and related costs of service personnel due to more hiring in our services and network operations organizations to support revenue growth; and

•	depreciation of network equipment and amortization of internal-use software as we continued to invest in our infrastructure and release internally developed software onto our network.

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

We believe that cost of revenue will increase during 2017 as compared to 2016 primarily due to higher bandwidth expenses associated with increased customer traffic on our network and the costs of efforts to increase our network's capacity and resiliency to combat potential attacks on our platform. Additionally, during 2017, we anticipate amortization of internal-use software development costs to increase as compared to 2016, along with increased payroll and related costs associated with our professional services personnel and related expenses. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Payroll and related costs	$253,351	$220,198	15.1%	$220,198	$188,509	16.8%
Stock-based compensation	29,739	23,926	24.3	23,926	19,351	23.6
Capitalized salaries and related costs	(122,084)	(103,352)	18.1	(103,352)	(91,106)	13.4
Other expenses	6,622	7,819	(15.3)	7,819	8,532	(8.4)
Total research and development	$167,628	$148,591	12.8%	$148,591	$125,286	18.6%
As a percentage of revenue	7.2%	6.8%		6.8%	6.4%

The increases in research and development expenses for 2016 as compared to 2015, and 2015 as compared to 2014, were due to increases in payroll and related costs as a result of headcount growth to support investments in new product development and network scaling, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2016, 2015 and 2014, we capitalized $21.4 million, $16.7 million and $13.7 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses during 2017 will increase as compared to 2016, as we expect to continue to increase the number of development personnel, through hiring or acquisition activity, in order to make improvements to our core technology and support engineering innovation and the development of new services.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Payroll and related costs	$309,181	$316,845	(2.4)%	$316,845	$264,788	19.7%
Stock-based compensation	55,407	53,542	3.5	53,542	47,571	12.6
Marketing programs and related costs	36,904	43,990	(16.1)	43,990	35,833	22.8
Other expenses	25,475	26,611	(4.3)	26,611	30,843	(13.7)
Total sales and marketing	$426,967	$440,988	(3.2)%	$440,988	$379,035	16.3%
As a percentage of revenue	18.2%	20.1%		20.1%	19.3%

The decrease in sales and marketing expenses for 2016 as compared to 2015 was primarily due to a decrease in performance-based commissions earned and reduced spending on marketing programs and related costs as we moderated discretionary spending to align with our revenue growth rates. The increase in sales and marketing expenses for 2015 as compared to 2014 was primarily due to higher payroll and related costs, as we invested in our sales and marketing organization, as well as additional marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion.

We believe that sales and marketing expenses will increase during 2017 as compared to 2016, due to increased payroll and related costs as a result of headcount growth during 2016. We expect headcount growth consistent with historical levels in our sales and marketing organizations in 2017.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Payroll and related costs	$163,348	$161,660	1.0%	$161,660	$146,373	10.4%
Stock-based compensation	41,073	35,062	17.1	35,062	33,151	5.8
Depreciation and amortization	65,780	54,562	20.6	54,562	40,053	36.2
Facilities-related costs	72,549	64,302	12.8	64,302	52,684	22.1
Provision for doubtful accounts	1,235	1,717	(28.1)	1,717	1,229	39.7
Acquisition-related costs	1,028	1,756	(41.5)	1,756	3,911	(55.1)
License of patent	(8,577)	—	(100.0)	—	—	—
Professional fees and other expenses	103,480	69,206	49.5	69,206	48,444	42.9
Total general and administrative	$439,916	$388,265	13.3%	$388,265	$325,845	19.2%
As a percentage of revenue	18.8%	17.7%		17.7%	16.6%

The increase in total general and administrative expenses for 2016 as compared to 2015 was primarily due to increases in:

•	legal and other professional fees due to ongoing litigation;

•	expansion of company infrastructure throughout 2015 and 2016 to support investments in engineering, go-to market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint, which increased facilities-related costs and depreciation and amortization; and

•	stock-based compensation as a result of increased headcount and the impact that changing estimates have on our performance-based stock-based compensation from period to period.

The increase in total general and administrative expenses for 2015 as compared to 2014 was primarily due to increases in:

•	expansion of company infrastructure throughout 2015 to support investments in engineering, go-to market capacity and enterprise expansion initiatives, particularly expansion of our general and administrative headcount and our facility footprint, which increased payroll and related costs, facilities-related costs and depreciation and amortization; and

•
increases in the number of software-as-a-service, or SaaS, solutions that we use, as compared to 2014, which contributed to the increase in professional fees and other expenses, along with increases in legal and other professional consulting fees.

During 2017, we expect general and administrative expenses to increase as compared to 2016, due to anticipated increased payroll and related costs and facilities-related costs. The increase in those expenses is expected to be attributable to increased hiring, investments in information technology and the expansion of our facility footprint to support headcount growth, which occurred throughout 2016 and is expected to continue in 2017.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2016	2015	% Change	2015	2014	% Change
Amortization of acquired intangible assets	$26,642	$27,067	(1.6)%	$27,067	$32,057	(15.6)%
As a percentage of revenue	1.1%	1.2%		1.2%	1.6%

The decrease in amortization of acquired intangible assets in 2016, as compared to 2015, was attributable to the finalization of amortization of intangible assets acquired in previous years; partially offset by acquired intangible asset amortization acquired in 2015 and 2016. The decrease in amortization of acquired intangible assets in 2015, as compared to 2014, was driven by the finalization of amortization of intangible assets acquired in earlier years, in addition to the deceleration in recognition of customer backlog-related intangible assets acquired from Prolexic, which had a short useful life.

Based on acquired intangible assets at December 31, 2016, future amortization is expected to be approximately $29.2 million, $26.4 million, $25.0 million, $21.1 million and $16.6 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively.

Restructuring Charges

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2016	2015	% Change	2015	2014	% Change
Restructuring charges	$10,301	$767	1,243.0%	$767	$1,189	(35.5)%
As a percentage of revenue	0.4%	—%		—%	0.1%

The restructuring charges in 2016 were primarily the result of changes to our organizational structure to reorganize our products and development groups and global sales, services and marketing teams into divisions centered on our solutions. The restructuring charges relate to severance expenses for impacted employees and charges for internal-use software not yet placed into service that will not be completed and launched due to changing priorities as part of the reorganization. The restructuring charges in 2015 and 2014 consisted of severance expenses for redundant employees associated with acquisitions completed during those years. We do not expect to continue to incur significant restructuring charges as a result of any of these actions.

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2016	2015	% Change	2015	2014	% Change
Interest income	$14,702	$11,200	31.3%	$11,200	$7,680	45.8%
As a percentage of revenue	0.6%	0.5%		0.5%	0.4%
Interest expense	$(18,638)	$(18,525)	0.6%	$(18,525)	$(15,463)	19.8%
As a percentage of revenue	(0.8)%	(0.8)%		(0.8)%	(0.8)%
Other income (expense), net	$3,788	$(2,201)	100.0%	$(2,201)	$(1,960)	12.3%
As a percentage of revenue	0.2%	(0.1)%		(0.1)%	(0.1)%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other income (expense), net for the years ended December 31, 2016, 2015 and 2014 primarily represents net foreign exchange gains and losses mainly due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. The fluctuation in other income (expense), net for 2016 as compared to 2015 also includes the impact of gains recognized on the disposition of certain cost method investments. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2016	2015	% Change	2015	2014	% Change
Provision for income taxes	$143,314	$135,218	6.0%	$135,218	$145,828	(7.3)%
As a percentage of revenue	6.1%	6.2%		6.2%	7.4%
Effective income tax rate	31.2%	29.6%		29.6%	30.4%

For the year ended December 31, 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., the domestic production activities deduction and the U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

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

For the year ended December 31, 2014, our effective income tax rate was lower than the federal statutory tax rate mainly due to the federal research and development credit, a state tax benefit from software development activities, the domestic production activities deduction and the composition of income in foreign jurisdictions with lower tax rates, partially offset by state income taxes and the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments.

The increase in the provision for income taxes for 2016 as compared to 2015 was mainly due to the retroactive application of a U.S. tax court ruling with respect to the treatment of stock-based compensation on intercompany arrangements which occurred in 2015, a decrease in the U.S. federal and state research and development credits and a change in the composition of income from foreign jurisdictions. This increase in the provision for income taxes was partially offset by an increase in the domestic production activities deduction.

The decrease in the provision for income taxes in 2015 as compared to 2014 was mainly due to the retroactive application of a U.S. tax court ruling with respect to the treatment of stock-based compensation in intercompany arrangements and the composition of income from foreign jurisdictions with lower tax rates than the statutory tax rates in the U.S. These benefits were partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments.

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

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that facilitates meaningful comparisons and analysis of trends in the business, as they assist in the comparison of financial results across accounting periods and to those of our peer companies. Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management. These non-GAAP financial measures may also exclude expenses and gains that may be unusual in nature, infrequent or not reflective of our ongoing operating results.

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

•
Stock-based compensation and amortization of capitalized stock-based compensation – Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to evaluate; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

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

•
Restructuring charges – We have incurred restructuring charges that are included in our GAAP financial statements, primarily related to workforce reductions and estimated costs of exiting facility lease commitments. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or historical operations of our business.

•
Benefit from adoption of software development activities – In 2014, we recognized a benefit to non-income related tax expense associated with the adoption of software development activities. We exclude this item from our non-GAAP financial measures because transactions of this nature occur infrequently and are not considered part of our core business operations.

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

•
Gains and losses on investments – We have recorded gains and losses from the disposition and impairment of certain investments. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them occur infrequently and are not representative of our core business operations and ongoing operating performance.

•
Legal matter costs – We have incurred losses from the settlement of legal matters and costs with respect to our internal U.S. Foreign Corrupt Practices Act investigation in addition to the disgorgement we were required to pay to resolve it. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Income from operations	$459,594	$466,150	$489,519
Amortization of acquired intangible assets	26,642	27,067	32,057
Stock-based compensation	144,506	126,677	111,996
Amortization of capitalized stock-based compensation and capitalized interest expense	15,439	13,618	10,506
Restructuring charges	10,301	767	1,189
Acquisition-related costs	1,064	865	4,807
Legal matter costs	890	3,291	285
Benefit from adoption of software development activities	—	—	(2,670)
Non-GAAP income from operations	$658,436	$638,435	$647,689

GAAP operating margin	20%	21%	25%
Non-GAAP operating margin	28%	29%	33%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net income	$316,132	$321,406	$333,948
Amortization of acquired intangible assets	26,642	27,067	32,057
Stock-based compensation	144,506	126,677	111,996
Amortization of capitalized stock-based compensation and capitalized interest expense	15,439	13,618	10,506
Restructuring charges	10,301	767	1,189
Acquisition-related costs	1,064	865	4,807
Legal matter costs	890	3,291	285
Benefit from adoption of software development activities	—	—	(2,670)
Amortization of debt discount and issuance costs	18,638	18,525	15,463
(Gain) loss on investments	(4,807)	25	443
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(52,661)	(58,309)	(59,202)
Non-GAAP net income	$476,144	$453,932	$448,822

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2016, 2015 and 2014 (share in thousands):

	2016	2015	2014
GAAP net income per diluted share	$1.79	$1.78	1.84
Amortization of acquired intangible assets	0.14	0.16	0.17
Stock-based compensation	0.82	0.70	0.62
Amortization of capitalized stock-based compensation and capitalized interest expense	0.09	0.08	0.06
Restructuring charges	0.06	—	0.01
Acquisition-related costs	0.01	—	0.03
Legal matter costs	0.01	0.02	—
Benefit from adoption of software development activities	—	—	(0.01)
Amortization of debt discount and issuance costs	0.11	0.10	0.09
(Gain) loss on investments	(0.03)	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.30)	(0.32)	(0.33)
Non-GAAP net income per diluted share	$2.70	$2.52	$2.48

Shares used in per share calculations	176,215	180,415	181,186

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are either not part of our core operations or are non-cash in nature. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; benefit from adoption of software development activities; gains and other activity related to divestiture of a business; gains and losses on legal settlements; costs incurred with respect to our internal FCPA investigation; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net income	$316,132	$321,406	$333,948
Amortization of acquired intangible assets	26,642	27,067	32,057
Stock-based compensation	144,506	126,677	111,996
Amortization of capitalized stock-based compensation and capitalized interest expense	15,439	13,618	10,506
Restructuring charges	10,301	767	1,189
Acquisition-related costs	1,064	865	4,807
Legal matter costs	890	3,291	285
Benefit from adoption of software development activities	—	—	(2,670)
Interest income	(14,702)	(11,200)	(7,680)
Amortization of debt discount and issuance costs	18,638	18,525	15,463
Provision for income taxes	143,314	135,218	145,828
Depreciation and amortization	292,221	258,878	204,843
Other (income) expense, net	(3,788)	2,201	1,960
Adjusted EBITDA	$950,657	$897,313	$852,532
Adjusted EBITDA margin	41%	41%	43%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2016, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency securities, totaled $1.6 billion. Factoring in our convertible senior notes of $690.0 million, our net cash at December 31, 2016 was $926.3 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of December 31, 2016, we had cash and cash equivalents of $228.0 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, intercompany obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Net income	$316,132	$321,406	$333,948
Non-cash reconciling items included in net income	509,814	425,366	319,312
Changes in operating assets and liabilities	40,352	17,379	4,810
Net cash flows provided by operating activities	$866,298	$764,151	$658,070

The increase in cash provided by operating activities for 2016, as compared to 2015, was primarily due to higher cash collection from customers due to increased revenue, and lower commissions and annual bonus payments due to lower award attainment levels. These increases to cash provided by operating activities were partially offset by higher cash paid for taxes during 2016, as compared to 2015. Accounts receivable days outstanding was 54 days as of the year ended December 31, 2016, compared to 59 days as of the year ended December 31, 2015.

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

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Cash paid for acquired businesses, net of cash acquired	$(95,439)	$(141,147)	$(386,532)
Purchases of property and equipment and capitalization of internal-use software development costs	(316,289)	(444,983)	(318,627)
Net marketable securities activity	(58,484)	153,060	(479,392)
Other investing activities	782	(2,494)	5,745
Net cash used in investing activities	$(469,430)	$(435,564)	$(1,178,806)

The increase in cash used in investing activities in 2016 as compared to 2015 was driven by net marketable securities activity which was a net outflow for the year. Our excess cash as well as the proceeds from sales and maturities of our marketable securities were reinvested, as compared to 2015, where we did not reinvest a portion of our proceeds in order to fund acquisitions. This outflow is partially offset by a decrease in purchases of property and equipment during 2016, as compared 2015, as we moderated investment in our network. Additionally, acquisitions during 2016 were of a smaller magnitude than those during 2015.

The decrease in cash used in investing activities in 2015 partially relates to the acquisition of Prolexic during 2014, with no corresponding acquisition of the same magnitude during 2015. Net marketable securities activity also contributed to the decrease in cash used in investing activities. During 2014, we invested the proceeds from our convertible senior notes, which caused the activity for marketable securities to be a net outflow. The decrease in cash used in investing activities was partially offset by an increase of purchases of property and equipment and capitalized internal-use software during 2015, as compared to 2014, as we continued to invest in our network with the goal of enhancing and adding functionality to our service offerings.

Cash (Used in) Provided by Financing Activities

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Activity related to convertible senior notes	$—	$—	$655,413
Activity related to stock-based compensation	19,529	36,928	68,698
Repurchases of common stock	(373,794)	(302,606)	(268,647)
Other financing activities	—	(2,050)	(19,437)
Net cash (used in) provided by financing activities	$(354,265)	$(267,728)	$436,027

The increase in cash used in financing activities during 2016 as compared to 2015, was primarily the result of increased share repurchases. In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 repurchase program and became effective in February 2016 through December 31, 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During 2016, 2015 and 2014, we repurchased 7.0 million, 4.5 million and 4.6 million shares of our common stock, respectively, at an average price per share of $53.28, $67.05 and $58.02, respectively.

The decrease in cash from financing activities during 2015 as compared to 2014, was primarily the result of the convertible senior notes issued in February 2014 and related note hedge and warrant transactions. During 2015, we also increased our repurchases of common stock.

Convertible Senior Notes

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 10 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. We have used, and intend to use, the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

Liquidity Outlook

We believe, based on our present business plan, that our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology and facility expansion, opportunistic business acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other long-term liabilities.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2016, for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Real estate operating leases	$785,426	$53,410	$89,788	$109,140	$533,088
Bandwidth and co-location agreements	126,197	105,451	20,167	579	—
Open vendor purchase orders	150,631	137,642	12,349	640	—
Convertible senior notes	690,000	—	690,000	—	—
Total contractual obligations	$1,752,254	$296,503	$812,304	$110,359	$533,088

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2016, we had unrecognized tax benefits of $77.1 million, including $13.7 million of accrued interest and penalties. We believe that it is reasonably possible that $15.8 million of our unrecognized tax benefits will be recognized by the end of 2017. The settlement period for the remaining amount of the unrecognized tax benefits is unknown.

Letters of Credit

As of December 31, 2016, we had outstanding $6.8 million in irrevocable letters of credit issued by us in favor of third party beneficiaries, primarily related to facility leases. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2028.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 11 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2016 and 2015 was determined to be immaterial.

Legal Matters

We are party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on our business, results of operations, financial condition or cash flows.

In November 2015, Limelight filed a complaint in the U.S. District Court for the Eastern District of Virginia against Akamai and XO Communications LLC, or XO, alleging patent infringement by the two companies.  The complaint alleges that Akamai and XO infringed six of Limelight’s content delivery patents.  The complaint seeks to recover from Akamai and XO significant monetary damages based upon lost revenue due to infringing technology used by the companies.  We have agreed to indemnify XO for damages it incurs in this matter. We have made counterclaims in the action against Limelight alleging that Limelight has infringed five Akamai content delivery patents, and we are seeking monetary damages based upon lost revenue due to the infringing technology used by Limelight.  The case is scheduled for trial in May 2017.  We currently believe that the outcome of this litigation will not have a material impact on our business.

Significant Accounting Policies and Estimates

See Note 1 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for information regarding recent and newly adopted accounting pronouncements.

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2016 and 2015, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

Accounting for Stock-Based Compensation

We issue stock-based compensation awards including stock options, restricted stock units and deferred stock units. We measure the fair value of these awards at the grant date and recognize such fair value as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards and the Monte Carlo simulation model to determine the fair value of market-based restricted stock awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have a significant impact on the fair value of stock-based awards, which could have a material impact on our financial statements. Judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our result of operations.

Capitalized Internal-Use Software Costs

We capitalize salaries and related costs, including stock-based compensation, of employees and consultants who devote time to the development of internal-use software development projects, as well as interest expense related to our senior convertible notes. Capitalization begins during the application development stage, once the preliminary project stage has been completed. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases and we estimate the useful life of the asset and begin amortization. We periodically assess whether triggering events are present to review internal-use software for impairment. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2016, 2015 and 2014. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2016 and 2015, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at December 31, 2016, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity present fairly, in all material respects, the financial position of Akamai Technologies, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of debt issuance costs in the consolidated balance sheets due to the adoption of ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2017

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$324,169	$289,473
Marketable securities	512,849	460,088
Accounts receivable, net of reserves of $6,145 and $7,364 at December 31, 2016 and 2015, respectively	368,596	380,399
Prepaid expenses and other current assets	104,303	123,228
Total current assets	1,309,917	1,253,188
Property and equipment, net	801,017	753,180
Marketable securities	779,311	774,674
Goodwill	1,228,503	1,150,244
Acquired intangible assets, net	149,463	156,095
Deferred income tax assets	8,982	4,700
Other assets	95,953	89,603
Total assets	$4,373,146	$4,181,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,120	$61,982
Accrued expenses	238,777	216,166
Deferred revenue	52,972	54,154
Other current liabilities	6,719	138
Total current liabilities	374,588	332,440
Deferred revenue	3,758	4,163
Deferred income tax liabilities	11,652	12,888
Convertible senior notes	640,087	618,047
Other liabilities	118,691	93,268
Total liabilities	1,148,776	1,060,806
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 173,254,797 and 177,212,181 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,733	1,772
Additional paid-in capital	4,239,588	4,437,420
Accumulated other comprehensive loss	(56,222)	(41,453)
Accumulated deficit	(960,729)	(1,276,861)
Total stockholders’ equity	3,224,370	3,120,878
Total liabilities and stockholders’ equity	$4,373,146	$4,181,684

The accompanying notes are an integral part of the consolidated financial statements.
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2016	2015	2014
Revenue	$2,340,049	$2,197,448	$1,963,874
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	809,001	725,620	610,943
Research and development	167,628	148,591	125,286
Sales and marketing	426,967	440,988	379,035
General and administrative	439,916	388,265	325,845
Amortization of acquired intangible assets	26,642	27,067	32,057
Restructuring charges	10,301	767	1,189
Total costs and operating expenses	1,880,455	1,731,298	1,474,355
Income from operations	459,594	466,150	489,519
Interest income	14,702	11,200	7,680
Interest expense	(18,638)	(18,525)	(15,463)
Other income (expense), net	3,788	(2,201)	(1,960)
Income before provision for income taxes	459,446	456,624	479,776
Provision for income taxes	143,314	135,218	145,828
Net income	$316,132	$321,406	$333,948
Net income per share:
Basic	$1.81	$1.80	$1.87
Diluted	$1.79	$1.78	$1.84
Shares used in per share calculations:
Basic	174,917	178,391	178,279
Diluted	176,215	180,415	181,186

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Net income	$316,132	$321,406	$333,948
Other comprehensive loss:
Foreign currency translation adjustments	(14,081)	(22,872)	(15,349)
Change in unrealized loss on investments, net of income tax benefit of $432, $773 and $689 for the years ended December 31, 2016, 2015 and 2014, respectively	(688)	(970)	(171)
Other comprehensive loss	(14,769)	(23,842)	(15,520)
Comprehensive income	$301,363	$297,564	$318,428

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$316,132	$321,406	$333,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334,302	299,563	247,406
Stock-based compensation	144,506	126,677	111,996
Excess tax benefits from stock-based compensation	(5,514)	(29,301)	(32,238)
Provision (benefit) for deferred income taxes	7,308	4,098	(25,880)
Amortization of debt discount and issuance costs	18,638	18,525	15,463
Other non-cash reconciling items, net	10,574	5,804	2,565
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	3,356	(56,247)	(58,397)
Prepaid expenses and other current assets	23,881	7,137	(60,788)
Accounts payable and accrued expenses	18,491	51,624	94,698
Deferred revenue	(1,213)	3,224	7,725
Other current liabilities	5,484	(345)	(702)
Other non-current assets and liabilities	(9,647)	11,986	22,274
Net cash provided by operating activities	866,298	764,151	658,070
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(95,439)	(141,147)	(386,532)
Purchases of property and equipment	(180,949)	(311,676)	(207,159)
Capitalization of internal-use software development costs	(135,340)	(133,307)	(111,468)
Purchases of short- and long-term marketable securities	(781,061)	(692,879)	(1,225,409)
Proceeds from sales of short- and long-term marketable securities	57,740	2,008	373,730
Proceeds from maturities of short- and long-term marketable securities	664,837	843,931	372,287
Other non-current assets and liabilities	782	(2,494)	5,745
Net cash used in by investing activities	(469,430)	(435,564)	(1,178,806)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	—	678,735
Proceeds from the issuance of warrants related to convertible senior notes	—	—	77,970
Purchase of note hedge related to convertible senior notes	—	—	(101,292)
Repayment of acquired debt and capital leases	—	—	(17,862)
Proceeds related to the issuance of common stock under stock plans	59,560	61,791	87,109
Excess tax benefits from stock-based compensation	5,514	29,301	32,238
Employee taxes paid related to net share settlement of stock-based awards	(45,545)	(54,164)	(50,649)
Repurchases of common stock	(373,794)	(302,606)	(268,647)
Other non-current assets and liabilities	—	(2,050)	(1,575)
Net cash (used in) provided by financing activities	(354,265)	(267,728)	436,027
Effects of exchange rate changes on cash and cash equivalents	(7,907)	(10,036)	(10,532)
Net increase (decrease) in cash and cash equivalents	34,696	50,823	(95,241)
Cash and cash equivalents at beginning of year	289,473	238,650	333,891
Cash and cash equivalents at end of year	$324,169	$289,473	$238,650

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the years ended December 31, 2016 and 2015 of $1,664 and $19,374, respectively	$120,223	$75,033	$166,211
Non-cash financing and investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	$36,742	$19,327	$45,868
Capitalization of stock-based compensation	$23,093	$17,867	$15,226

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2014	178,580,696	$1,808	$4,561,929	$—	$(2,091)	$(1,932,215)	$2,629,431
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,648,994	14	6,444				6,458
Issuance of common stock under employee stock purchase plan	700,879	7	29,264				29,271
Stock-based compensation			127,222				127,222
Tax benefit from stock-based award activity, net			26,867				26,867
Equity component of convertible senior notes, net of issuance costs of $1,649			99,627				99,627
Issuance of warrants related to convertible senior notes			77,970				77,970
Purchase of note hedge related to convertible senior notes			(101,292)				(101,292)
Repurchases of common stock	(4,629,966)			(268,647)			(268,647)
Treasury stock retirement		(46)	(268,601)	268,647			—
Net income						333,948	333,948
Foreign currency translation adjustment					(15,349)		(15,349)
Change in unrealized gain on investments, net of tax					(171)		(171)
Balance at December 31, 2014	178,300,603	1,783	4,559,430	—	(17,611)	(1,598,267)	2,945,335
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,756,357	27	(27,697)				(27,670)
Issuance of common stock under employee stock purchase plan	668,654	7	34,834				34,841
Stock-based compensation			144,544				144,544
Tax benefit from stock-based award activity, net			28,870				28,870
Repurchases of common stock	(4,513,433)			(302,606)			(302,606)
Treasury stock retirement		(45)	(302,561)	302,606			—
Net income						321,406	321,406
Foreign currency translation adjustment					(22,872)		(22,872)
Change in unrealized gain on investments, net of tax					(970)		(970)
Balance at December 31, 2015	177,212,181	$1,772	$4,437,420	$—	$(41,453)	$(1,276,861)	$3,120,878

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2015	177,212,181	$1,772	$4,437,420	$—	$(41,453)	$(1,276,861)	$3,120,878
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,194,699	22	(27,416)				(27,394)
Issuance of common stock under employee stock purchase plan	863,419	9	39,905				39,914
Stock-based compensation			166,987				166,987
Tax deficiency from stock-based award activity, net			(3,584)				(3,584)
Repurchases of common stock	(7,015,502)			(373,794)			(373,794)
Treasury stock retirement		(70)	(373,724)	373,794			—
Net income						316,132	316,132
Foreign currency translation adjustment					(14,081)		(14,081)
Change in unrealized gain on investments, net of tax					(688)		(688)
Balance at December 31, 2016	173,254,797	$1,733	$4,239,588	$—	$(56,222)	$(960,729)	$3,224,370

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing content and business applications. The Company's globally-distributed platform comprises more than 200,000 servers in over 1,600 networks in 131 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, valuation and useful lives of acquired intangible assets, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, income tax reserves and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid investments with remaining maturities of three months or less at the date of purchase. Marketable securities consist of corporate, government and other securities. Securities having remaining maturities of less than one year from the date of the balance sheet are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheet.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2016, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2016, 2015 and 2014, no customer accounted for more than 10% of total revenue. As of December 31, 2016, 2015 and 2014, no customer had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2016, its concentration of credit risk related to accounts receivable was not significant.

Fair Value of Financial Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company has certain financial assets and liabilities recorded at fair value, principally cash equivalents and short- and long-term marketable securities that have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the reporting date. Fair values determined by Level 2 inputs utilize data points other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment generally include purchases of items with a per-unit value greater than $1,000 and an estimated useful life greater than one year. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the related lease terms or their estimated useful lives. The Company periodically reviews the estimated useful lives of property and equipment, and any changes to the estimated useful lives are recorded prospectively from the date of the change.

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income from operations. Repairs and maintenance costs are expensed as incurred.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31. As of December 31, 2016, 2015 and 2014, the fair value of the Company's reporting unit was substantially in excess of the carrying value. The tests did not result in an impairment to goodwill during the years ended December 31, 2016, 2015 and 2014.

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

For arrangements in which the Company is unable to establish VSOE, third party evidence ("TPE") of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which the Company is unable to establish VSOE or TPE for each element, the Company uses the best estimate of selling price ("BESP") to determine the fair value of the separate deliverables. The Company estimates BESP based upon a management-approved listing of unit pricing for all solutions and pre-established discount levels for each solution that takes into consideration volume, geography and industry lines. The Company allocates arrangement consideration across the multiple elements using the relative selling price method.

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

The Company also sells its services through reseller channels. Assuming all other revenue recognition criteria are met, the Company recognizes revenue from reseller arrangements based on the reseller’s contracted non-refundable minimum purchase commitments over the term of the contract, plus amounts sold by the reseller to its customers in excess of the minimum commitments. Amounts attributable to this excess usage are recognized as revenue in the period in which the service is provided.

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

Cost of Revenue

Cost of revenue consists primarily of fees paid to network providers for bandwidth and to third party network data centers for housing servers, also known as co-location costs. Cost of revenue also includes employee costs for services delivery and network operation, build-out and support of the Company's network; network storage costs; cost of software licenses; depreciation of network equipment used to deliver the Company’s services; amortization of network-related internal-use software; and costs for the production of live events. The Company enters into contracts for bandwidth with third party network providers with terms typically ranging from several months to five years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. In some circumstances, Internet service providers (“ISPs”) make rack space available for the Company’s servers and access to their bandwidth at a discount or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Company server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers, nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

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

For stock options, the Company has selected the Black-Scholes option-pricing model to determine the fair value of stock option awards. For stock awards with market-based vesting conditions, the Company uses a Monte Carlo simulation to determine the fair value of the award. For stock options, restricted stock units and deferred stock units that contain only a service-based vesting feature, the Company recognizes compensation cost on a straight-line basis over the award's vesting period. For awards with a performance condition-based vesting feature, the Company recognizes compensation cost on a graded-vesting basis over the award's expected vesting period, commencing when achievement of the performance condition is deemed probable. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, the Company makes judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Any changes to those estimates that the Company makes from time to time may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s results of operations.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income (expense), net. As of December 31, 2016 and 2015, the fair value of the forward currency contracts and the underlying net gains for the years ended December 31, 2016, 2015 and 2014 were immaterial.

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

In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively. In an effort to reduce complexity in financial reporting, the new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The standard was effective for and adopted by the Company on January 1, 2016. This guidance did not have an impact on the Company's consolidated financial statements as the measurement periods for the Company's 2015 acquisitions were closed as of December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step model for recognizing revenue from contracts with customers. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard can be adopted using one of two methods: retrospectively to each prior period presented or a modified retrospective application by recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption.

The updated guidance modifies certain judgments and estimates that the Company currently makes as it relates to recognizing revenue. Upon adoption of the new revenue standard, integration fee revenue that was previously recognized ratably over the estimated life of the customer arrangement will be recognized when integration has been completed, which will have the effect of accelerating revenue from integration fees. In addition, the Company currently establishes a reserve for cash basis customers if collectability is not reasonably assured and recognizes revenue as cash is collected. Upon adoption of the new standard, revenue will be recognized for those customers when collectability becomes probable, rather than as cash is collected.

The Company is also assessing the impact of capitalizing costs associated with obtaining customer contracts, specifically commission and incentive payments. Currently, these payments are expensed in the period they are incurred. Under the updated guidance, these payments will be deferred on the Company's consolidated balance sheets and amortized over the expected life of the customer contract.

This standard will be effective for the Company on January 1, 2018. The Company continues to evaluate the potential impact of adopting this new accounting guidance on its consolidated financial statements.

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases with a term greater than 12 months on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This will impact all leases, which include leases for real estate and co-location facilities, among other arrangements currently under evaluation. The Company plans to adopt this standard in the first quarter of 2019 and expects to record significant right-of-use assets and lease liabilities on its consolidated balance sheets.

In March 2016, the FASB issued guidance that is intended to simplify aspects of how share-based payments are accounted for and presented in financial statements. This guidance requires that entities record all tax effects of share-based payments at settlement or expiration through the income statement. The standard also amends how windfall tax benefits are recognized, the minimum statutory tax withholding requirements and how entities elect to recognize share-based payment forfeitures. In addition, this guidance impacts the presentation of cash flows related to excess tax benefits by no longer requiring separate presentation as a financing activity apart from other operating income tax cash flows. This guidance was effective for the Company beginning on January 1, 2017. Upon adoption on a prospective basis, the Company is recognizing excess tax benefits in its provision for income taxes rather than as additional paid-in capital. In addition, the Company expects to adopt the presentation requirements related to the excess tax benefit in its cash flows on a retrospective basis, which will result in an increase to cash flows from operating activities of $5.5 million and $29.3 million with a corresponding decrease to cash flows from financing activities for the years ended December 31, 2016 and 2015, respectively. Finally, the Company expects to continue estimating forfeitures in determining the amount of compensation cost.

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

In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance will be effective for the Company on January 1, 2018 and is to be applied on a modified retrospective basis through a recognizing cumulative-effect adjustment as a component of equity as of the date of adoption. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of December 31, 2016 and 2015 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2016		Gains	Losses
Commercial paper	$40,965	$—	$(45)	$40,920	$40,920	$—
Corporate bonds	984,650	123	(3,697)	981,076	418,495	562,581
U.S. government agency obligations	267,473	35	(1,366)	266,142	53,157	212,985
	$1,293,088	$158	$(5,108)	$1,288,138	$512,572	$775,566

As of December 31, 2015
Commercial paper	$2,491	$—	$(4)	$2,487	$2,487	$—
Corporate bonds	995,100	73	(3,365)	991,808	432,585	559,223
U.S. government agency obligations	239,587	41	(575)	239,053	25,016	214,037
	$1,237,178	$114	$(3,944)	$1,233,348	$460,088	$773,260

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of December 31, 2016, the Company held for investment corporate bonds with a fair value of $13.8 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses are not significant and are attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of December 31, 2016 and 2015 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of December 31, 2016
Cash Equivalents and Marketable Securities:
Money market funds	$8,726	$8,726	$—	$—
Commercial paper	40,920	—	40,920	—
Corporate bonds	981,076	—	981,076	—
U.S. government agency obligations	266,142	—	266,142	—
Mutual funds	4,022	4,022	—	—
	$1,300,886	$12,748	$1,288,138	$—

Liabilities:
Contingent consideration obligation related to completed acquisitions	$(7,100)	$—	$—	$(7,100)

As of December 31, 2015
Cash Equivalents and Marketable Securities:
Money market funds	$1,250	$1,250	$—	$—
Commercial paper	2,487	—	2,487	—
Corporate bonds	991,808	—	991,808	—
U.S. government agency obligations	239,053	—	239,053	—
Mutual funds	1,414	1,414	—	—
	$1,236,012	$2,664	$1,233,348	$—

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2016 and 2015 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance, January 1, 2015	$(900)
Fair value adjustment to Velocius contingent consideration included in general and administrative expense	(100)
Achievement of final milestone related to Velocius contingent consideration	1,000
Balance, December 31, 2015	$—
Contingent consideration obligation related to Soha Systems, Inc. acquisition	(1,600)
Contingent consideration obligation related to Cyberfend, Inc. acquisition	(5,500)
Balance, December 31, 2016	$(7,100)

As of December 31, 2016 and 2015, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2016 and 2015, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2016 and 2015.

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

The valuation technique used to measure fair value of the Company's Level 3 liabilities, which consists of contingent consideration related to the acquisitions of Soha Systems, Inc. ("Soha") and Cyberfend, Inc. ("Cyberfend") in 2016 (Note 8), was primarily an income approach. The significant unobservable input used in the fair value measurement of the contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology as well as achieving certain post-closing financial results.

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016	December 31, 2015
Due in 1 year or less	$512,572	$460,088
Due after 1 year through 5 years	775,566	773,260
	$1,288,138	$1,233,348

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Trade accounts receivable	$260,976	$262,885
Unbilled accounts receivable	113,765	124,878
Gross accounts receivable	374,741	387,763
Allowance for doubtful accounts	(829)	(906)
Reserve for cash-basis customers	(5,316)	(6,458)
Total accounts receivable reserves	(6,145)	(7,364)
Accounts receivable, net	$368,596	$380,399

A summary of activity in the accounts receivable reserves for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands):

	2016	2015	2014
Beginning balance	$7,364	$9,023	$3,703
Charges to income from operations	49,677	37,870	32,293
Collections from cash basis customers and write-offs	(50,896)	(39,529)	(26,973)
Ending balance	$6,145	$7,364	$9,023

Charges to income from operations represent charges to bad debt expense for increases in the allowance for doubtful accounts and reductions to revenue for increases in reserves for cash basis customers.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Prepaid income taxes	$25,161	$31,045
Other prepaid expenses	40,532	43,751
Other current assets	38,610	48,432
Total	$104,303	$123,228

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015	Estimated Useful Life in Years
Computer and networking equipment	$1,170,471	$1,046,739	3-7
Purchased software	51,727	46,509	3-10
Furniture and fixtures	41,968	35,212	5
Office equipment	24,497	21,108	3-5
Leasehold improvements	139,991	119,466	1-16
Internal-use software	656,053	546,520	2-7
Property and equipment, gross	2,084,707	1,815,554
Accumulated depreciation and amortization	(1,283,690)	(1,062,374)
Property and equipment, net	$801,017	$753,180

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2016, 2015 and 2014 was $307.7 million, $272.5 million and $215.3 million, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $23.1 million, $17.9 million and $15.2 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2016 and 2015, the Company wrote off $93.4 million and $48.7 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized.

7. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Beginning balance	$1,150,244	$1,051,294
Acquisition of Xerocole, Inc.	—	12,859
Acquisition of Codemate A/S	—	69,445
Acquisition of Bloxx Limited	—	17,694
Acquisition of Concord Systems, Inc.	1,079	—
Acquisition of Soha Systems, Inc.	43,515	—
Acquisition of Cyberfend, Inc.	38,754	—
Foreign currency translation	(5,089)	(1,048)
Ending balance	$1,228,503	$1,150,244

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$119,091	$(50,823)	$68,268	$120,791	$(58,633)	$62,158
Customer-related intangible assets	192,810	(114,209)	78,601	191,710	(102,872)	88,838
Non-compete agreements	5,030	(3,775)	1,255	6,540	(3,374)	3,166
Trademarks and trade names	3,700	(2,361)	1,339	3,700	(1,767)	1,933
Acquired license rights	490	(490)	—	490	(490)	—
Total	$321,121	$(171,658)	$149,463	$323,231	$(167,136)	$156,095

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2016, 2015 and 2014 was $26.6 million, $27.1 million and $32.1 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2016, aggregate expense related to amortization of acquired intangible assets is expected to be approximately $29.2 million, $26.4 million, $25.0 million, $21.1 million and $16.6 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively.

8. Business Acquisitions and Divestitures

Acquisition-related costs were $1.7 million, $1.8 million and $4.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2016, 2015 and 2014 have not been presented because the effects of the acquisitions, individually and in the aggregate, are not material to the Company's consolidated financial results. Revenue and earnings attributable to acquired operations since the dates of their acquisitions are included in the Company's consolidated statements of income and not presented separately because they are not material.

2016 Acquisitions

Concord Systems

On September 23, 2016, the Company acquired Concord Systems, Inc. ("Concord"), a provider of technology for processing data at scale, for $3.0 million in cash. The acquisition is expected to provide the Company with technology to complement existing platform data processing capabilities. The Company allocated $1.1 million of the cost of the acquisition to goodwill and $2.8 million to an identifiable intangible asset with a useful life of 7.0 years. The value of the goodwill is primarily attributable to synergies related to the integration of Concord technology onto the Company's platform as well as a trained technical workforce. An insignificant portion of the goodwill related to the acquisition of Concord is expected to be deducted for tax purposes. The allocation of the purchase price was finalized in the fourth quarter of 2016.

Soha Systems

On October 3, 2016, the Company acquired Soha, a provider of technology designed to facilitate secure access to enterprise applications, for $55.0 million in initial consideration and up to an additional $5.0 million for the achievement of post-closing milestones. The acquisition is intended to complement the Company's strategy of securing, protecting and accelerating enterprise applications and services in the cloud. The Company allocated $43.5 million of the cost of the acquisition to goodwill and $10.7 million to identifiable intangible assets. The total weighted average useful life of the intangible assets acquired from Soha is 4.7 years. The value of the goodwill is primarily attributable to synergies related to the integration of Soha technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of Soha expected to be deducted for tax purposes is $12.0 million. The allocation of the purchase price has not been finalized as the Company continues to assess the impact of relevant facts and circumstances.

Cyberfend

On December 15, 2016, the Company acquired Cyberfend, an innovator in bot and automation detection solutions for web and mobile environments, for $37.5 million in initial consideration and up to an additional $10.5 million upon the achievement of post-closing milestones. The acquisition is intended to further strengthen the Company's existing bot management and mitigation services. The Company allocated $38.8 million of the cost of the acquisition to goodwill and $6.5 million to acquired intangible assets. The total weighted average useful life of the intangible assets acquired from Cyberfend is 3.6 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Cyberfend expected to be deducted for tax purposes is $11.0 million. The allocation of the purchase price has not been finalized as the Company continues to assess the impact of relevant facts and circumstances.

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

Octoshape

On April 6, 2015, the Company acquired all of the outstanding capital stock of Codemate A/S and its wholly-owned subsidiary Octoshape ApS (together, "Octoshape") in exchange for $107.0 million in cash. Octoshape is a cloud service provider focused on delivering broadcast, enterprise and carrier solutions. The goal of acquiring Octoshape was to make available for the Company's customers additional delivery and optimization technologies for video streams of over-the-top (often referred to as OTT) content and to enable the Company to more fully support Internet Protocol television ("IPTV") solutions. The consolidated financial statements include the operating results of Octoshape from the date of acquisition.

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

Bloxx

On October 30, 2015, the Company acquired Bloxx Limited ("Bloxx"), a provider of Secure Web Gateway technology, for $18.7 million in cash. The acquisition is expected to provide the Company with technology to complement its cloud security strategy for protecting businesses against Internet vulnerabilities. The Company allocated $17.7 million of the cost of the acquisition to goodwill and $3.9 million to the acquired intangible assets. The allocation of the purchase price was finalized in the second quarter of 2016. The total weighted average useful life of the intangible assets acquired from Bloxx is 7.2 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Bloxx expected to be deducted for tax purposes is $17.7 million.

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

9. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Payroll and other related benefits	$111,421	$108,230
Bandwidth and co-location	61,084	48,228
Property, use and other taxes	52,959	47,364
Professional service fees	4,277	4,636
Other accrued expenses	9,036	7,708
Total	$238,777	$216,166

Other liabilities consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Deferred rent	$29,668	$32,876
Uncertain tax positions	73,231	53,641
Other long-term liabilities	15,792	6,751
Total	$118,691	$93,268

10. Convertible Senior Notes

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

The Notes consisted of the following components as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(49,913)	(71,953)
Net carrying amount	$640,087	$618,047

Equity component:	$101,276	$101,276

The estimated fair value of the Notes at December 31, 2016 was $721.4 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as
Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $66.68 on December 31, 2016, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the consolidated statements of income related to the Notes for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Amortization of debt discount and issuance costs	$22,040	$21,280
Capitalization of interest expense	(3,402)	(2,755)
Total interest expense	$18,638	$18,525

11. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2034 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2016 were as follows (in thousands):

2017	$53,410
2018	45,202
2019	44,586
2020	54,206
2021	54,934
Thereafter	533,088
Total	$785,426

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $50.3 million, $47.9 million and $39.9 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants was $1.3 million, $3.6 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had outstanding letters of credit in the amount of $6.8 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

Purchase Commitments

As of December 31, 2016, the Company had long-term commitments for bandwidth usage and co-location with various networks and ISPs and for asset purchases for network equipment. Additionally, as of December 31, 2016, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2016 were as follows (in thousands):

	Bandwidth and Co-location Commitments	Purchase Order Commitments
2017	$105,451	$137,642
2018	13,799	10,522
2019	6,368	1,827
2020	386	320
2021	193	320
Thereafter	—	—
Total	$126,197	$150,631

Legal Matters

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition or cash flows.

In 2016, the Company completed an internal investigation, with the assistance of outside counsel, relating to improper sales practices by a former employee. The internal investigation included a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. In February 2015, the Company voluntarily contacted the Commission and Department of Justice to advise both agencies of this internal investigation. In June 2016, the Company signed a non-prosecution agreement with the Commission and agreed to disgorge $0.7 million to resolve this matter, including interest.

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company agreed to license to Limelight technology covered by certain of the Company’s patents.  The terms of the agreement require Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the year ended December 31, 2016, the Company received $9.0 million under this agreement, which was recorded as a reduction to general and administrative expenses in the consolidated statement of income, with $0.4 million recorded as interest income.

In November 2015, Limelight filed a complaint in the U.S. District Court for the Eastern District of Virginia against the Company and XO Communications LLC (“XO”), alleging patent infringement by the two companies.  The complaint alleges that the Company and XO infringed six of Limelight’s content delivery patents. The complaint seeks to recover from the Company and XO monetary damages based upon lost revenue due to infringing technology used by the companies.  The Company has agreed to indemnify XO for damages it incurs in this matter. The Company has made counterclaims in the action against Limelight alleging that Limelight has infringed five of the Company’s content delivery patents, and the Company is seeking monetary damages based upon lost revenue due to the infringing technology used by Limelight.  The case is scheduled for trial in May 2017.  No provision with respect to this matter has been made in the Company’s consolidated financial statements.  An estimate of the possible loss or range of loss cannot be made.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners, vendors or customers, in connection with its provision of its services. Generally, these obligations are limited to claims relating to infringement of a patent, copyright or other intellectual property right or the Company’s negligence, willful misconduct or violation of law. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and activities and that could limit the Company’s exposure in that respect.

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

12. Stockholders’ Equity

Stock Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October
2013 through December 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 repurchase program and is effective from February 2016 through December 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the years ended December 31, 2016, 2015 and 2014, the Company repurchased 7.0 million, 4.5 million and 4.6 million shares, respectively, of its common stock for $373.8 million, $302.6 million and $268.6 million, respectively, pursuant to the current repurchase program as well as prior ones approved by the Board of Directors. As of December 31, 2016, the Company had $694.5 million available for future purchases of shares under the current repurchase program.

The Board of Directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2016, 2015 and 2014. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the year ended December 31, 2016 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2016	$(44,936)	$3,483	$(41,453)
Other comprehensive loss	(14,081)	(688)	(14,769)
Balance as of December 31, 2016	$(59,017)	$2,795	$(56,222)

The tax effect on accumulated unrealized gains on investments was insignificant as of December 31, 2016 and 2015. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the year ended December 31, 2016.

14. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed approximately $13.7 million, $13.1 million and $16.6 million of cash to the savings plan for the years ended December 31, 2016, 2015 and 2014, respectively, under a matching program.

15. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan (the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards up to 11.0 million shares of common stock to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant under the 2013 Plan. As of December 31, 2016, the Company had reserved approximately 6.6 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2016, 2015 and 2014, the Company issued 0.9 million, 0.7 million and 0.7 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $46.23, $52.05 and $41.76, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in the years ended December 31, 2016, 2015 and 2014 were $39.9 million, $34.8 million and $29.3 million, respectively. As of December 31, 2016, approximately $5.1 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Cost of revenue	$18,287	$14,145	$11,934
Research and development	29,739	23,927	19,341
Sales and marketing	55,407	53,542	47,570
General and administrative	41,073	35,063	33,151
Total stock-based compensation	144,506	126,677	111,996
Provision for income taxes	(49,014)	(49,033)	(39,182)
Total stock-based compensation, net of taxes	$95,492	$77,644	$72,814

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 also include stock-based compensation reflected as a component of amortization of capitalized internal-use software; the additional stock-based compensation was $13.8 million, $12.7 million and $10.3 million, respectively, before taxes.

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

The Company did not grant any stock options during 2016 or 2015. The grant-date fair values of the Company's stock option awards granted during the year ended December 31, 2014 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2014
Expected term (in years)	4.4
Risk-free interest rate	0.8%
Expected volatility	40.4%
Dividend yield	—%

For the year ended December 31, 2014, the weighted average fair value of stock option awards granted was $49.67 per share.

The grant-date fair values of the Company's ESPP awards granted during the years ended December 31, 2016, 2015 and 2014 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2016	2015	2014
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.5%	0.2%	0.1%
Expected volatility	36.2%	28.0%	33.5%
Dividend yield	—%	—%	—%

For the years ended December 31, 2016, 2015 and 2014, the weighted average fair value of ESPP awards granted was $14.54 per share, $15.63 per share and $12.64 per share, respectively.

As of December 31, 2016, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $259.5 million. The expense is expected to be recognized through 2020 over a weighted average period of 2.0 years.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2016:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	1,524	$32.39
Exercised	(643)	28.17
Forfeited	(7)	29.69
Outstanding at December 31, 2016	874	$35.51	2.36	$27,261
Exercisable at December 31, 2016	829	$35.58	2.24	$25,781
Vested or expected to vest December 31, 2016	870	$35.52	2.35	$27,123

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $18.3 million, $53.6 million and $45.8 million, respectively. The total fair value of options vested for the years ended December 31, 2016, 2015 and 2014 was $6.5 million, $10.3 million and $16.9 million, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $66.68 on December 31, 2016, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2016 was 0.8 million.

Deferred Stock Units

The Company has granted deferred stock units ("DSUs") to non-employee members of its Board of Directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of the vested shares of stock represented by the DSU for a period of at least one year but not more than ten years from the grant date. For those granted prior to 2014, DSUs vested 50% upon the first anniversary of the grant date, with the remaining 50% vesting in equal installments of 12.5% each quarter thereafter such that all DSUs vested in full at the end of two years from date of grant. Beginning in 2014, DSUs vest 100% on the first anniversary of the grant date. If a director has completed one year of Board service, vesting of 100% of the DSUs held by such director will accelerate at the time of his or her departure from the Board.

The following table summarizes the DSU activity for the year ended December 31, 2016:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	146	$45.42
Granted	46	50.72
Vested and distributed	(28)	57.24
Outstanding at December 31, 2016	164	$44.90

The total pre-tax intrinsic value of DSUs that were vested and distributed during the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $10.7 million and $1.4 million, respectively. The total fair value of DSUs that were vested and distributed during the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $4.9 million and $0.8 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2016, 46,000 DSUs were unvested, with an aggregate intrinsic value of approximately $3.1 million and a weighted average remaining contractual life of approximately 0.4 years. These units are expected to vest in May 2017.

Restricted Stock Units

The following table summarizes the different types of restricted stock units ("RSUs") granted by the Company during the year ended December 31, 2016 (in thousands):

December 31, 2016
RSUs with service-based vesting conditions	3,873
RSUs with market-based vesting conditions	127
RSUs with performance-based vesting conditions	116
Total	4,116

RSUs represent the right to receive one share of the Company’s common stock upon vesting. RSUs are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one director, to whom such authority has been delegated. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company, RSUs that vest only upon the achievement of defined performance metrics tied primarily to revenue and income targets and other key financial performance indicators and RSUs that vest based upon total shareholder return ("TSR") measured against the benchmark TSR of a peer group.

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.

Beginning in the first quarter of 2016, the Company granted RSUs with market-based vesting conditions to certain of its executive officers. The Company uses the Monte Carlo simulation model to determine the fair value of the Company’s RSUs based on TSR. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the Company's RSUs with market-based vesting conditions granted during the year ended December 31, 2016 were estimated using a Monte Carlo simulation model with the following assumptions:

2016
Expected term (in years)	3.0
Risk-free interest rate	0.8%
Akamai historical share price volatility	34.3%
Average volatility of peer-company share price	27.6%

For the years ended December 31, 2016, 2015 and 2014, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2016:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	4,495	$62.20
Granted	4,116	56.40
Vested	(2,374)	59.13
Forfeited	(527)	59.68
Outstanding at December 31, 2016	5,710	$59.51

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2016, 2015 and 2014 was $128.5 million, $153.6 million and $145.6 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2016, 2015 and 2014 was $140.4 million, $105.3 million and $86.9 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2016, 5.7 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $380.7 million and a weighted average remaining vesting period of approximately 2.0 years. These RSUs are expected to vest on various dates through October 2020.

16. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
U.S.	$273,176	$233,247	$408,391
Foreign	186,270	223,377	71,385
Income before provision for income taxes	$459,446	$456,624	$479,776

The provision for income taxes consisted of the following for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Current tax provision (benefit):
Federal	$89,816	$70,298	$153,471
State	6,238	(1,750)	4,978
Foreign	39,952	62,572	13,259
Deferred tax provision (benefit):
Federal	4,265	23,381	(13,073)
State	(86)	(742)	(15,220)
Foreign	3,916	(18,536)	2,442
Change in valuation allowance	(787)	(5)	(29)
Total	$143,314	$135,218	$145,828

The Company includes the provision for income taxes incurred on intercompany sales as part of its current tax provision.  The amount of the current year provision for income taxes required to be deferred is included as a deferred tax benefit.  The amount of the current year deferral included in the Company’s deferred tax provision was a benefit of $9.1 million, $15.5 million and $24.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s effective rate differed from the U.S. federal statutory rate as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
U.S. federal income tax rate	35.0%	35.0%	35.0%
State taxes	2.0	1.7	2.3
Nondeductible stock-based compensation	2.3	1.9	1.4
U.S. federal, state and foreign research and development credits	(3.3)	(4.1)	(3.2)
Foreign earnings	(3.4)	(4.6)	(1.9)
Domestic production activities deduction	(1.7)	(1.2)	(2.2)
State software development activities benefit	—	—	(2.4)
Other	0.3	0.9	1.4
	31.2%	29.6%	30.4%

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Accrued bonus	$18,390	$13,161
Deferred revenue	10,055	11,334
Deferred rent	12,592	13,224
Stock-based compensation	32,030	31,705
Net operating losses	7,855	8,855
Unrealized losses	1,862	1,421
Tax credit carryforwards	23,629	22,918
License income	16,932	—
Other	7,048	5,989
Deferred tax assets	130,393	108,607
Depreciation and amortization	(10,470)	(10,848)
Acquired intangible assets	(44,788)	(37,923)
Internal-use software development costs capitalized	(77,375)	(66,807)
Deferred tax liabilities	(132,633)	(115,578)
Valuation allowance	(430)	(1,217)
Net deferred tax liabilities	$(2,670)	$(8,188)

During the years ended December 31, 2016 and 2015, the valuation allowance related to the Company's deferred tax assets decreased by an insignificant amount. As of December 31, 2016 and 2015, the Company had the following NOL and credit carryforwards (in thousands, except for years):

	2016	2015	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$16,500	$21,500	2029
State	11,400	28,200	2034
Foreign	—	—
Federal and state research and development tax credit carryforwards	41,500	39,800	2031

The Company's U.S. federal NOL carryforwards relate to acquisitions completed during 2012. As of December 31, 2016, the Company had no foreign tax credit carryforwards.

As of December 31, 2016, undistributed earnings of non-U.S. subsidiaries totaled $470.4 million. No provision for U.S. income and foreign withholding taxes has been made for these permanently reinvested foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the U.S. in the form of dividends or otherwise, it would be included in the Company's U.S. taxable income. The amount of unrecognized deferred income tax liability related to these earnings is $89.4 million.

The following is a rollforward of the Company’s unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance at beginning of year	$65,290	$33,320	$24,651
Gross increases — tax positions of prior periods	6,391	11,238	12,925
Gross increases — current-period tax positions	6,252	27,043	2,106
Gross decreases — tax positions of prior periods	(6,778)	(5,996)	(6,362)
Gross decreases — settlements	(2,038)	(315)	—
Balance at end of year	$69,117	$65,290	$33,320

As of December 31, 2016, 2015 and 2014, the Company had approximately $77.1 million, $72.3 million and $41.1 million, respectively, of total unrecognized tax benefits, including $13.7 million, $10.0 million, and $7.7 million of accrued interest and penalties as of December 31, 2016, 2015 and 2014, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $3.9 million, $2.2 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. If recognized, the aggregate amount of unrecognized tax benefits would have resulted in a reduction of income tax expense, impacting the effective income tax rate.

As of December 31, 2016, the Company believes it is reasonably possible that $15.8 million of its unrecognized tax benefits may be recognized by the end of 2017 as a result of the expiration of local statutes of limitations. Certain state and foreign income tax returns from 2011 through 2014 are currently under audit in those jurisdictions, including an audit in the Commonwealth of Massachusetts. The Company has reserved for those positions that are not more likely than not of being sustained.

Generally, in the U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. In major foreign jurisdictions, tax years after 2012 are open for examination.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	2016	2015	2014
Numerator:
Net income	$316,132	$321,406	$333,948
Denominator:
Shares used for basic net income per share	174,917	178,391	178,279
Effect of dilutive securities:
Stock options	384	794	1,221
RSUs and DSUs	914	1,230	1,686
Convertible senior notes	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	176,215	180,415	181,186
Basic net income per share	$1.81	$1.80	$1.87
Diluted net income per share	$1.79	$1.78	$1.84

For the years ended December 31, 2016, 2015 and 2014, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Stock options	58	22	402
Service-based RSUs	2,262	660	786
Performance-based RSUs	690	1,007	570
Convertible senior notes	7,704	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704	7,704
Total shares excluded from computation	18,418	17,097	17,166

18. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2016, the Company operated in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. As of December 31, 2016, the Company had approximately $297.8 million and $231.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2015, the Company had approximately $298.9 million and $227.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

The Company sells its services and licenses through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated and was $720.0 million, $593.0 million and $531.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period.

19. Quarterly Financial Results (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016:
Revenue	$567,725	$572,135	$584,065	$616,124
Cost of revenue (exclusive of amortization of acquired intangible assets)	194,736	206,323	204,467	203,475
Net income	74,858	73,635	76,000	91,639
Basic net income per share	0.42	0.42	0.44	0.53
Diluted net income per share	0.42	0.42	0.43	0.52
Year ended December 31, 2015:
Revenue	$526,536	$540,723	$551,030	$579,159
Cost of revenue (exclusive of amortization of acquired intangible assets)	169,294	179,910	183,204	193,212
Net income	77,746	67,200	88,040	88,420
Basic net income per share	0.44	0.38	0.49	0.50
Diluted net income per share	0.43	0.37	0.49	0.49

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15
(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the
Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated by reference herein.

Our executive officers and directors and their positions as of February 28, 2017, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal Executive Officer)
James Benson	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert Blumofe	Executive Vice President – Platform and GM Enterprise & Carrier Division
James Gemmell	Executive Vice President and Chief Human Resources Officer
Melanie Haratunian	Executive Vice President and General Counsel
Rick McConnell	President and GM Web Division
William Wheaton	Executive Vice President and GM Media Division
George H. Conrades	Director
Pamela J. Craig	Director
Monte E. Ford	Director
Jill A. Greenthal	Director
Daniel R. Hesse	Director
Jonathan F. Miller	Director
Paul Sagan	Director
Frederic V. Salerno	Director
Steven Scopellite	Director
Naomi O. Seligman	Director
Bernardus Verwaayen	Director

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K

1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)	The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

(c)	Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2017	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ JAMES BENSON
James Benson Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
F. Thomson Leighton

/s/ JAMES BENSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
James Benson

/s/ GEORGE H. CONRADES	Director	February 28, 2017
George H. Conrades

/s/ PAMELA J. CRAIG	Director	February 28, 2017
Pamela J. Craig

/s/ MONTE E. FORD	Director	February 28, 2017
Monte E. Ford

/s/ JILL A. GREENTHAL	Director	February 28, 2017
Jill A. Greenthal

/s/ DANIEL R. HESSE	Director	February 28, 2017
Daniel R. Hesse

/s/ JONATHAN F MILLER	Director	February 28, 2017
Jonathan F. Miller

/s/ PAUL SAGAN	Director	February 28, 2017
Paul Sagan

/s/ FREDERIC V. SALERNO	Director	February 28, 2017
Frederic V. Salerno

/s/ STEVEN SCOPELLITE	Director	February 28, 2017
Steven Scopellite

/s/ NAOMI O. SELIGMAN	Director	February 28, 2017
Naomi O. Seligman

/s/ BERNARDUS VERWAAYEN	Director	February 28, 2017
Bernardus Verwaayen

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

4.1(C)	Specimen common stock certificate

4.2(D)	Indenture (including form of Notes) with respect to Akamai’s 0% Convertible Senior Notes due 2019, dated as of February 20, 2014, between Akamai and U.S. Bank National Association, as trustee.

10.1(E)	Summary of the Registrant’s Compensatory Arrangements with Non-Executive Directors

10.2@	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.3(F)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.4(G)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.5(H)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.6(I)@	2001 Stock Incentive Plan of the Registrant

10.7(J)	2006 Stock Incentive Plan of the Registrant

10.8(K)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.9(L)@	2013 Akamai Technologies, Inc. Stock Incentive Plan (as amended)

10.10(M)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.11(N)	Blaze Software Inc. Stock Option Plan

10.12(O)	Cotendo, Inc. Amended and Restated 2008 Stock Plan

10.13(P)@	Form of Incentive Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.14(P)@	Form of Nonstatutory Stock Option Agreement granted under the 2006 Stock Incentive Plan

10.15(Q)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.16(Q)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.17 (R)	Amendment to Lease Agreement for Eight Cambridge Center dated November 7, 2016

10.18 (R)	Amendment to Lease Agreement for Four Cambridge Center dated November 7, 2016

10.19 (R)	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016

10.20 (R)	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016

10.21(S)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.22(T)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.23 (U)@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015

10.24(V)@	Form of Executive Bonus Plan

10.25(W)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.26(U)@	Form of Executive Change in Control and Severance Agreement

10.27@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.28(Y)@	Form of Incentive Stock Option Agreement for use under the 2009 Stock Incentive Plan

10.29(Y)@	Form of Non-Qualified Stock Option Agreement for use under the 2009 Stock Incentive Plan (four year vest)

10.30(Z)@	Form of Stock Option Agreement for use under the 2009 Stock Incentive Plan (three-year vest)

10.31(AA)@	Form of Stock Option Grant Agreement for use under the 2009 Stock Incentive Plan

10.32(BB)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)

10.33(BB)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.34(BB)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.35(BB)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.36(CC)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.37(D)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.38(D)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.39(U)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting 2015)

10.40(DD)@	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

10.41(EE)@	Separation and Release Agreement dated February 9, 2016 between the Registrant and Robert W. Hughes

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
________________

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 701319) filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 141172551) filed with the Commission on October 24, 2014.

(C)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on October 13, 1999.

(D)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 14629736) filed with the Commission on February 20, 2014.

(E)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 4660513) filed with the Commission on March 3, 2014.

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 04961682) filed with the Commission on August 9, 2004.

(G)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.

(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 02560808) filed with the Commission on February 27, 2002.

(J)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 06870771) filed with the Commission on May 26, 2006.

(K)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.

(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on May 15, 2015.

(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.

(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on February 29, 2012.

(O)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 14, 2012.

(P)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 07663384) filed with the Commission on March 1, 2007.

(Q)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 08655930) filed with the Commission on February 29, 2008.

(R)	Incorporated by reference to the Registrant's Current Report on Form 10-K (File No. 000-27275, 161988699) filed with the Commission on November 10, 2016.

(S)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 27, 1999.

(T)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.

(U)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 151238671) filed with the Commission on November 17, 2015.

(V)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 161466754) filed with the Commission on February 29, 2016.

(W)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 12974652) filed with the Commission on July 23, 2012.

(X)	Intentionally omitted.

(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 09851919) filed with the Commission on May 26, 2009.

(Z)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 12532825) filed with the Commission on January 18, 2012.

(AA)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 121192724) filed with the Commission on November 9, 2012.

(BB)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.

(CC)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 15585212) filed with the Commission on February 6, 2015.

(DD)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 15850176) filed with the Commission on May 11, 2015.

(EE)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 161401157) filed with the Commission on February 9, 2016.

________________
@ Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
† Confidential Treatment has been granted as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.