Form 10-Q
period 2017-03-31
AKAMAI TECHNOLOGIES INC
filed 2017-05-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 4, 2017: 172,873,380

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$522,319	$324,169
Marketable securities	322,750	512,849
Accounts receivable, net of reserves of $1,134 and $6,145 at March 31, 2017, and December 31, 2016, respectively	400,792	368,596
Prepaid expenses and other current assets	152,600	104,303
Total current assets	1,398,461	1,309,917
Property and equipment, net	824,724	801,017
Marketable securities	739,065	779,311
Goodwill	1,229,504	1,228,503
Acquired intangible assets, net	141,894	149,463
Deferred income tax assets	7,332	8,982
Other assets	109,015	95,953
Total assets	$4,449,995	$4,373,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,179	$76,120
Accrued expenses	218,028	238,777
Deferred revenue	63,434	52,972
Other current liabilities	10,235	6,719
Total current liabilities	381,876	374,588
Deferred revenue	4,505	3,758
Deferred income tax liabilities	39,902	11,652
Convertible senior notes	645,719	640,087
Other liabilities	119,447	118,691
Total liabilities	1,191,449	1,148,776
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 174,290,998 shares issued and 173,189,385 shares outstanding at March 31, 2017, and 173,254,797 shares issued and outstanding at December 31, 2016	1,743	1,733
Additional paid-in capital	4,254,982	4,239,588
Accumulated other comprehensive loss	(45,913)	(56,222)
Treasury stock, at cost, 1,101,613 shares at March 31, 2017, and no shares at December 31, 2016	(72,467)	—
Accumulated deficit	(879,799)	(960,729)
Total stockholders’ equity	3,258,546	3,224,370
Total liabilities and stockholders’ equity	$4,449,995	$4,373,146

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Revenue	$609,237	$567,725
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	205,703	194,736
Research and development	52,162	40,842
Sales and marketing	113,566	102,211
General and administrative	115,009	102,283
Amortization of acquired intangible assets	7,569	6,716
Restructuring charges	—	6,818
Total costs and operating expenses	494,009	453,606
Income from operations	115,228	114,119
Interest income	4,624	3,320
Interest expense	(4,597)	(4,653)
Other expense, net	(684)	(189)
Income before provision for income taxes	114,571	112,597
Provision for income taxes	33,641	37,739
Net income	$80,930	$74,858
Net income per share:
Basic	$0.47	$0.42
Diluted	$0.46	$0.42
Shares used in per share calculations:
Basic	173,158	176,403
Diluted	175,171	177,539

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$80,930	$74,858
Other comprehensive income:
Foreign currency translation adjustments	9,499	9,653
Change in unrealized gain on investments, net of income tax provision of $488 and $1,783 for the three months ended March 31, 2017 and 2016, respectively	810	3,008
Other comprehensive income	10,309	12,661
Comprehensive income	$91,239	$87,519

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$80,930	$74,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,533	80,669
Stock-based compensation	38,986	31,741
Provision for deferred income taxes	31,972	1,072
Amortization of debt discount and issuance costs	4,597	4,653
Other non-cash reconciling items, net	(129)	2,752
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,146)	15,906
Prepaid expenses and other current assets	(47,065)	(3,481)
Accounts payable and accrued expenses	(23,940)	(32,377)
Deferred revenue	10,876	10,653
Other current liabilities	3,516	6,876
Other non-current assets and liabilities	(13,512)	(1,949)
Net cash provided by operating activities	142,618	191,373
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(10)	—
Purchases of property and equipment	(45,224)	(41,806)
Capitalization of internal-use software development costs	(45,957)	(40,534)
Purchases of short- and long-term marketable securities	(92,306)	(95,843)
Proceeds from sales of short- and long-term marketable securities	180,257	—
Proceeds from maturities of short- and long-term marketable securities	143,881	125,109
Other non-current assets and liabilities	(1,230)	(2,354)
Net cash provided by (used in) investing activities	139,411	(55,428)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	17,530	18,350
Employee taxes paid related to net share settlement of stock-based awards	(33,921)	(26,496)
Repurchases of common stock	(72,467)	(108,725)
Net cash used in financing activities	(88,858)	(116,871)
Effects of exchange rate changes on cash and cash equivalents	4,979	4,365
Net increase in cash and cash equivalents	198,150	23,439
Cash and cash equivalents at beginning of period	324,169	289,473
Cash and cash equivalents at end of period	$522,319	$312,912

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the three months ended March 31, 2017 of $0.8 million	$41,133	$28,010
Non-cash investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	39,200	19,518
Capitalization of stock-based compensation	6,411	5,203

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing content and business applications over the Internet. The Company's globally-distributed platform comprises more than 200,000 servers across 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the "Commission") on February 28, 2017.

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

Newly-Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that is intended to simplify aspects of how share-based payments are accounted for and presented in financial statements. This guidance requires that entities record all tax effects of share-based payments at settlement or expiration through the income statement. The standard also amends how windfall tax benefits are recognized, the minimum statutory tax withholding requirements and how entities elect to recognize share-based payment forfeitures. In addition, this guidance impacts the presentation of cash flows related to excess tax benefits by no longer requiring separate presentation as a financing activity apart from other operating income tax cash flows.

This guidance was effective for the Company on January 1, 2017. Upon adoption, the Company began recognizing tax benefits related to stock-based compensation in its provision for income taxes rather than as additional paid-in capital. The Company elected to continue estimating forfeitures in determining the amount of compensation cost. The Company was not required to adjust beginning retained earnings as a result of these two items.

In addition, the Company adopted the presentation requirements related to the excess tax benefit in its statements of cash flows on a retrospective basis beginning January 1, 2015. The line items included in both cash flows from operating activities and financing activities labeled excess tax benefits from stock-based compensation, was eliminated. This had the impact of increasing net cash provided by operating activities and net cash used in financing activities. Prior periods have been revised as follows (in thousands):

	Net Cash Provided by Operating Activities		Net Cash Used in Financing Activities
	As Reported	As Adjusted	As Reported	As Adjusted
Year ended December 31, 2015	$764,151	$793,452	$(267,728)	$(297,029)
Three months ended March 31, 2016	190,238	191,373	(115,736)	(116,871)
Six months ended June 30, 2016	433,110	435,742	(202,393)	(205,025)
Nine months ended September 30, 2016	684,510	687,590	(288,008)	(291,088)
Year Ended December 31, 2016	866,298	871,812	(354,265)	(359,779)

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step model for recognizing revenue from contracts with customers. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard can be adopted using one of two methods: retrospectively to each prior period presented or a modified retrospective application by recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. The Company has elected to adopt the standard retrospectively.

The updated guidance modifies certain judgments and estimates that the Company currently makes as it relates to recognizing revenue. Upon adoption of the new revenue standard, integration fee revenue that was previously recognized ratably over the estimated life of the customer arrangement will be recognized when integration has been completed, which will have the effect of accelerating revenue from integration fees. In addition, the Company currently establishes a reserve for cash basis customers if collectability is not reasonably assured and recognizes revenue as cash is collected. Upon adoption of the new standard, revenue will be recognized for those customers when collectability becomes probable, rather than when it is reasonably assured.

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

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases with terms greater than 12 months on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This will impact all leases, which include leases for real estate and co-location facilities, among other arrangements currently under evaluation. The Company plans to adopt this standard in the first quarter of 2019 and expects to record significant right-of-use assets and lease liabilities on its consolidated balance sheets.

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

In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance will be effective for the Company on January 1, 2018 and is to be applied on a modified retrospective basis through recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating whether transactions should be accounted for as transfers of assets or business combinations. This guidance will be effective for the Company on January 1, 2018 and is to be applied prospectively. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of March 31, 2017 and December 31, 2016 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2017
Commercial paper	$21,624	$1	$(4)	$21,621	$21,621	$—
Corporate bonds	818,195	134	(2,717)	815,612	299,413	516,199
U.S. government agency obligations	219,772	—	(1,066)	218,706	1,506	217,200
	$1,059,591	$135	$(3,787)	$1,055,939	$322,540	$733,399

As of December 31, 2016
Commercial paper	$40,965	$—	$(45)	$40,920	$40,920	$—
Corporate bonds	984,650	123	(3,697)	981,076	418,495	562,581
U.S. government agency obligations	267,473	35	(1,366)	266,142	53,157	212,985
	$1,293,088	$158	$(5,108)	$1,288,138	$512,572	$775,566

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of March 31, 2017, the Company held for investment corporate bonds with a fair value of $8.8 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses are not significant and are attributable to changes in interest rates. The Company does not believe any unrealized losses represent other than temporary impairments based on the evaluation of available evidence.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of March 31, 2017
Cash Equivalents and Marketable Securities:
Money market funds	$908	$908	$—	$—
Commercial paper	21,621	—	21,621	—
Corporate bonds	815,612	—	815,612	—
U.S. government agency obligations	218,706	—	218,706	—
Mutual funds	5,876	5,876	—	—
	$1,062,723	$6,784	$1,055,939	$—

Liabilities:
Contingent consideration obligations related to completed acquisitions	$(6,600)	$—	$—	$(6,600)

As of December 31, 2016
Cash Equivalents and Marketable Securities:
Money market funds	$8,726	$8,726	$—	$—
Commercial paper	40,920	—	40,920	—
Corporate bonds	981,076	—	981,076	—
U.S. government agency obligations	266,142	—	266,142	—
Mutual funds	4,022	4,022	—	—
	$1,300,886	$12,748	$1,288,138	$—

Liabilities:
Contingent consideration obligations related to completed acquisitions	$(7,100)	$—	$—	$(7,100)

As of March 31, 2017 and December 31, 2016, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2017 and December 31, 2016, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2017.

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

The valuation technique used to measure fair value of the Company's Level 3 liabilities, which consists of contingent consideration related to the acquisitions of Soha Systems, Inc. ("Soha") and Cyberfend, Inc. ("Cyberfend") in 2016, was primarily an income-based approach. The significant unobservable input used in the fair value measurement of the contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology as well as achieving certain post-closing financial results.

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Due in 1 year or less	$322,540	$512,572
Due after 1 year through 5 years	733,399	775,566
	$1,055,939	$1,288,138

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs during the three months ended March 31, 2017 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2017	$(7,100)
Fair value adjustment to contingent consideration included in general and administrative expense	500
Balance as of March 31, 2017	$(6,600)

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts receivable	$278,463	$260,976
Unbilled accounts receivable	123,463	113,765
Gross accounts receivable	401,926	374,741
Allowance for doubtful accounts	(787)	(829)
Reserve for cash-basis customers	(347)	(5,316)
Total accounts receivable reserves	(1,134)	(6,145)
Accounts receivable, net	$400,792	$368,596

The decrease to the reserve for cash-basis customers is primarily attributable to two customers who were removed from cash-basis revenue recognition due to strong, consistent history of payment.

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2017 was as follows (in thousands):

Balance as of January 1, 2017	$1,228,503
Foreign currency translation	1,091
Measurement period adjustments	(90)
Balance as of March 31, 2017	$1,229,504

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$119,091	$(54,061)	$65,030	$119,091	$(50,823)	$68,268
Customer-related intangible assets	192,810	(117,866)	74,944	192,810	(114,209)	78,601
Non-compete agreements	4,090	(3,395)	695	5,030	(3,775)	1,255
Trademarks and trade names	3,700	(2,475)	1,225	3,700	(2,361)	1,339
Acquired license rights	490	(490)	—	490	(490)	—
Total	$320,181	$(178,287)	$141,894	$321,121	$(171,658)	$149,463

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2017 and 2016 was $7.6 million and $6.7 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2017, aggregate expense related to amortization of acquired intangible assets is expected to be $21.6 million for the remainder of 2017, and $26.4 million, $25.0 million, $21.1 million and $16.6 million for 2018, 2019, 2020 and 2021, respectively.

5. Business Combinations

Acquisition-related costs during the three months ended March 31, 2017 were $1.2 million and are included in general and administrative expense in the consolidated statements of income.

SOASTA

In April 2017, the Company acquired SOASTA, Inc. ("SOASTA"), a leader in digital performance management, for $199.0 million in cash. The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. The acquisition is expected to give the Company's customers greater visibility into the business impact of their websites and application optimization strategies. The Company plans to add several new capabilities to its Web Performance solutions portfolio including a comprehensive set of cloud-based performance and business optimization solutions.

6. Convertible Senior Notes

In February 2014, the Company issued $690.0 million in par value of convertible senior notes due 2019 (the "Notes"). The Notes are senior unsecured obligations of the Company, do not bear regular interest and mature on February 15, 2019, unless repurchased or converted prior to maturity.

At their option, holders may convert their Notes prior to the close of business on the business day immediately preceding August 15, 2018, only under the following circumstances:

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

The Notes consist of the following components as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(44,281)	(49,913)
Net carrying amount	$645,719	$640,087

Equity component:	$101,276	$101,276

The estimated fair value of the Notes at March 31, 2017 was $684.3 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $59.70 on March 31, 2017, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the consolidated statements of income related to the Notes for the three months ended March 31, 2017 and 2016, in thousands.

	For the Three Months Ended March 31,
	2017	2016
Amortization of debt discount and issuance costs	$5,632	$5,438
Capitalization of interest expense	(1,035)	(785)
Total interest expense	$4,597	$4,653

7. Commitments and Contingencies

Legal Matters

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company agreed to license to Limelight technology covered by certain of the Company’s patents.  The terms of the agreement require Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the three months ended March 31, 2017, the Company received $4.5 million under this agreement, of which $4.0 million was recorded as a reduction to general and administrative expenses in the consolidated statement of income and $0.5 million recorded as interest income.

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

8. Stockholders’ Equity

Share Repurchase Program

In February 2016, the Board of Directors authorized a $1.0 billion repurchase program effective from February 2016 through December 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant. During the three months ended March 31, 2017, the Company repurchased 1.1 million shares of its common stock for $72.5 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cost of revenue	$4,685	$3,970
Research and development	9,029	6,438
Sales and marketing	15,157	12,352
General and administrative	10,115	8,981
Total stock-based compensation	38,986	31,741
Provision for income taxes	(17,985)	(12,133)
Total stock-based compensation, net of income taxes	$21,001	$19,608

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three months ended March 31, 2017 and 2016 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.5 million and $3.3 million, respectively, before taxes.

9. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the three months ended March 31, 2017 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2017	$(59,017)	$2,795	$(56,222)
Other comprehensive gain	9,499	810	10,309
Balance as of March 31, 2017	$(49,518)	$3,605	$(45,913)

The tax effect on accumulated unrealized gains on investments was insignificant as of March 31, 2017 and December 31, 2016. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the three months ended March 31, 2017.

10. Income Taxes

The Company’s effective income tax rate was 29.4% and 33.5% for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including tax benefits related to stock-based compensation, retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For the three months ended March 31, 2017 and 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. and the U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

11. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, restricted stock units ("RSUs"), deferred stock units ("DSUs"), convertible senior notes and warrants issued by the Company. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$80,930	$74,858
Denominator:
Shares used for basic net income per share	173,158	176,403
Effect of dilutive securities:
Stock options	360	403
RSUs and DSUs	1,653	733
Convertible senior notes	—	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	175,171	177,539
Basic net income per share	$0.47	$0.42
Diluted net income per share	$0.46	$0.42

For the three months ended March 31, 2017 and 2016, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Stock options	3	104
Service-based RSUs	2,681	4,662
Performance-based RSUs	1,253	1,348
Convertible senior notes	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704
Total shares excluded from computation	19,345	21,522

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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income tax, and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2016 for further discussion of our critical accounting policies and estimates.

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are dependent on media customers where usage of our services is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of social media and video platform capabilities, the timing and variability of customer-specific one-time events, the rate of adoption of over-the-top, or OTT, services and the impact of seasonal variations on our business. Our ability to expand our product portfolio and to maintain the prices we charge for our services are also key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•	Increased sales of our security solutions have made a significant contribution to revenue growth, and we expect to continue our focus on security solutions in the future.

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming, social media and software downloads, contributing to an increase in our revenue. However, from the second half of 2015 onward, our traffic growth rates have moderated, primarily due to the “do-it-yourself” efforts by some of our customers that are among the largest Internet platform companies: Amazon, Apple, Facebook, Google, Microsoft and Netflix. We refer to these companies as our Internet Platform Customers. Some of these customers have elected to develop and rely on their own internal infrastructure to deliver more of their media content themselves rather than use our services. As a result, we are likely to continue experiencing lower revenue from these customers. While we have not experienced a significant shift to internal infrastructure usage across the remainder of our media services customer base, other factors may impact their usage of our services such as competition, contract renewal terms and changes in demand for their offerings. These factors are variable and unpredictable and could negatively impact our revenue.

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

•
Payroll and related compensation costs have grown as we have increased headcount to support our revenue growth and strategic initiatives. We increased our headcount by 182 employees during the three months ended March 31, 2017. During the year ended December 31, 2016, we increased our headcount by 406 employees. We expect to continue to hire additional employees, both domestically and internationally, in support of our strategic initiatives.

In April 2017, we completed the acquisition of SOASTA, Inc., or SOASTA, which is expected to be slightly dilutive to our earnings per share for at least the remainder of 2017. Revenue and expenses from this acquisition will be included in our earnings starting on the date the acquisition was completed.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	33.8	34.3
Research and development	8.6	7.2
Sales and marketing	18.6	18.0
General and administrative	18.9	18.0
Amortization of acquired intangible assets	1.2	1.2
Restructuring charges	—	1.2
Total costs and operating expenses	81.1	79.9
Income from operations	18.9	20.1
Interest income	0.8	0.6
Interest expense	(0.8)	(0.8)
Other expense, net	(0.1)	—
Income before provision for income taxes	18.8	19.9
Provision for income taxes	5.5	6.6
Net income	13.3%	13.3%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016	% Change	% Change at Constant Currency
Revenue	$609,237	$567,725	7.3%	8.0%

During the three-month period ended March 31, 2017, the increase in our revenue as compared to the same period in 2016 was primarily the result of continued strong growth from our Cloud Security Solutions, which grew 36%. However, our recent revenue growth rates have been impacted by to the "do-it-yourself" efforts of our Internet Platform Customers, some of which have developed internal infrastructure to deliver more of their media content themselves rather than rely on our media services. Revenue from these six customers in the aggregate was $51.4 million and $72.5 million for the three-month periods ended March 31, 2017 and 2016, respectively.

The following table quantifies the contribution to revenue during the periods presented from our solution categories, which is a product-focused view that reflects revenue by solution purchased (in thousands):

	For the Three Months Ended March 31,
	2017	2016	% Change	% Change at Constant Currency
Performance and Security Solutions	$369,148	$315,863	16.9%	17.7%
Media Delivery Solutions	187,396	205,939	(9.0)	(8.6)
Services and Support Solutions	52,693	45,923	14.7	15.3
Total revenue	$609,237	$567,725	7.3%	8.0%

The increase in Performance and Security Solutions revenue for the three-month period ended March 31, 2017, as compared to the same period in 2016, was due to increased demand across all major product lines, with especially strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the three-month period ended March 31, 2017 was $109.8 million, as compared to $80.7 million for the three-month period ended March 31, 2016.

The decline in the year-over-year revenue in Media Delivery Solutions revenue for the three-month period ended March 31, 2017 was primarily the result of decreased traffic from the Internet Platform Customers, resulting from their "do-it-yourself" efforts in delivering their content. Our Media Delivery Solutions revenue for other customers increased by 3% for the three-month period ended March 31, 2017, as compared to the same period in 2016, which was attributed to increased traffic served to these customers. However, the increase in traffic was at a slower rate than we have experienced historically, primarily due to moderation of traffic growth in the U.S. and particularly within our gaming vertical. We expect the Media Delivery Solutions revenue growth rate to continue to moderate during the three-month period ended June 30, 2017 as compared to the three-month period ended March 31, 2017, and it is possible that the revenue growth rate for the second half of 2017 will be lower than recent growth rates.

The increase in Services and Support Solutions revenue for the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily due to purchases of upgrades to services by our existing customers and event-driven services as our customers relied on our services professionals to help execute live media events.

The following table quantifies the contribution to revenue during the periods presented from our divisions (in thousands). It is a customer-focused reporting view that reflects revenue we received from customers that are managed by the indicated division. For example, Media Division revenue represents all revenue received from customers that primarily purchase our Media Delivery Solutions, including revenue from non-Media solutions those customers purchase. During the first quarter of 2017, the divisional categorization of certain customers was adjusted based on how those customer relationships are currently being managed. The historical presentation of divisional revenue was revised in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

	For the Three Months Ended March 31,
	2017	2016	% Change	% Change at Constant Currency
Web Division	$304,686	$266,667	14.3%	15.0%
Media Division	285,401	285,614	(0.1)	0.6
Enterprise and Carrier Division	19,150	15,444	24.0	24.3
Total revenue	$609,237	$567,725	7.3%	8.0%

The increase in Web Division revenue during the three-month period ended March 31, 2017, as compared to the same period in 2016, was due to growth in this customer base, particularly due to increased demand for our Cloud Security Solutions.

The decline in the year-over-year revenue growth rate in the Media Division for the three-month period ended March 31, 2017 was primarily the result of decreased traffic from the Internet Platform Customers, as well as from the moderation of media traffic from our other Media Division customers. Excluding the impact of those customers, the year-over-year revenue growth rate was 10% for the three-month period ended March 31, 2017, as compared to the same period in 2016.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Three Months Ended March 31,
	2017	2016	% Change	% Change at Constant Currency
U.S.	$406,565	$397,283	2.3%	2.3%
International	202,672	170,442	18.9	21.2
Total revenue	$609,237	$567,725	7.3%	8.0%

The reduced revenue from the Internet Platform Customers negatively impacted our U.S. revenue growth rates for the three-month period ended March 31, 2017, as these customers are based in the U.S. For the three-month period ended March 31, 2017, approximately 33% of our revenue was derived from our operations located outside the U.S., compared to 30% for the three-month period ended March 31, 2016. No single country outside the U.S. accounted for 10% or more of revenue during any of these periods.

During the three-month period ended March 31, 2017, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates negatively impacted our revenue by $4.0 million during the three-month period ended March 31, 2017 as compared to the same period in 2016.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016	% Change
Bandwidth fees	$41,483	$41,180	0.7%
Co-location fees	31,810	32,594	(2.4)
Network build-out and supporting services	16,900	13,777	22.7
Payroll and related costs	50,389	44,690	12.8
Stock-based compensation, including amortization of prior capitalized amounts	7,888	7,013	12.5
Depreciation of network equipment	35,255	34,570	2.0
Amortization of internal-use software	21,978	20,912	5.1
Total cost of revenue	$205,703	$194,736	5.6%
As a percentage of revenue	33.8%	34.3%

The increase in total cost of revenue for the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily due to increases in:

•	amounts paid for network build-out and supporting services related to the increase in server deployments and investments in network expansion;

•	payroll and related costs, as well as stock-based compensation, due to increased hiring of our services team to support revenue growth; and

•	depreciation of network equipment and amortization of internal-use software as we continued to invest in our infrastructure and release internally-developed software onto our network.

Our cost of revenue as a percentage of revenue decreased during the three-month period ended March 31, 2017, as compared to the same period in 2016. The decrease was primarily the result of revenue growth exceeding the growth in total cost of revenue due to our efforts in reducing bandwidth and co-location fees.

We have long-term purchase commitments for co-location services and bandwidth usage with various vendors and network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. There have been no significant changes to these commitments as reported in our annual report on Form 10-K for the year ended December 31, 2016, other than normal period-to-period variations.

We believe that cost of revenue will increase during 2017 as compared to 2016 primarily due to higher bandwidth expenses associated with increased customer traffic on our network and the costs of efforts to increase our network's capacity and resiliency to enhance the security of our platform. Additionally, during 2017, we anticipate amortization of internal-use software development costs to increase as compared to 2016, along with increased payroll and related costs associated with our professional services personnel and related expenses. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016	% Change
Payroll and related costs	$75,432	$64,634	16.7%
Stock-based compensation	9,029	6,438	40.2
Capitalized salaries and related costs	(33,879)	(31,511)	7.5
Other expenses	1,580	1,281	23.3
Total research and development	$52,162	$40,842	27.7%
As a percentage of revenue	8.6%	7.2%

The increase in research and development expenses during the three-month period ended March 31, 2017, as compared to the same period in 2016, was due to increases in payroll and related costs as a result of headcount growth to support investments in new product development and network scaling, partially offset by increases in capitalized salaries and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month period ended March 31, 2017, we capitalized $6.0 million of stock-based compensation as compared to $4.9 million during the same period in 2016. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses will increase during 2017 as compared to 2016, as we expect to continue to increase the number of development personnel, through hiring or acquisition activity, in order to make improvements to our core technology and support engineering innovation and the development of new services.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016	% Change
Payroll and related costs	$82,411	$75,880	8.6%
Stock-based compensation	15,157	12,352	22.7
Marketing programs and related costs	9,950	6,113	62.8
Other expenses	6,048	7,866	(23.1)
Total sales and marketing	$113,566	$102,211	11.1%
As a percentage of revenue	18.6%	18.0%

The increase in sales and marketing expenses during the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in performance-based commissions earned and increased spending on marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion.

We believe that sales and marketing expenses will increase during 2017 as compared to 2016, primarily due to increased payroll and related costs because we expect to increase hiring in our sales and marketing organizations during 2017.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016	% Change
Payroll and related costs	$44,891	$41,188	9.0%
Stock-based compensation	10,115	8,981	12.6
Depreciation and amortization	18,528	15,429	20.1
Facilities-related costs	18,798	17,408	8.0
Provision for doubtful accounts	153	486	(68.5)
Acquisition-related (benefits) costs	(209)	38	nm
License of patent	(4,035)	—	nm
Professional fees and other expenses	26,768	18,753	42.7
Total general and administrative	$115,009	$102,283	12.4%
As a percentage of revenue	18.9%	18.0%

The increase in general and administrative expenses for the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily due to increases in:

•	professional fees for legal services due to ongoing litigation; and

•	expansion of company infrastructure throughout 2016 to support investments in engineering, go-to market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint, which increased facilities-related costs and depreciation and amortization.

The increase in general and administrative expenses for the three-month periods ended March 31, 2017, as compared to the same period in 2016, was partially offset by a payment received from Limelight Networks, Inc., or Limelight, under the terms of a patent license arrangement we entered into to resolve patent litigation between Akamai and Limelight.
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

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Amortization of acquired intangible assets	$7,569	$6,716	12.7%
As a percentage of revenue	1.2%	1.2%

The increase in amortization of acquired intangible assets for the three-month period ended March 31, 2017 as compared to 2016 was the result of amortization of assets related to our 2016 acquisitions. Based on our intangible assets at March 31, 2017, we expect amortization of acquired intangible assets to be approximately $21.6 million for the remainder of 2017, and $26.4 million, $25.0 million, $21.1 million and $16.6 million for 2018, 2019, 2020 and 2021, respectively.

Restructuring Charges

	For the Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Restructuring charges	$—	$6,818	(100.0)%
As a percentage of revenue	—%	1.2%

The decrease in restructuring charges for the three-month period ended March 31, 2017 as compared to 2016 was the result of changes that occurred during 2016 to our organizational structure to reorganize our products and development groups and global sales, services and marketing teams into divisions centered on our solutions. The restructuring charges in 2016 related to severance expenses for impacted employees and charges for internal-use software not yet placed into service that will not be completed and launched due to changing priorities as part of the reorganization. No similar charges were incurred during the three-month period ended March 31, 2017.

Non-Operating Income (Expense)

	For the Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Interest income	$4,624	$3,320	39.3%
As a percentage of revenue	0.8%	0.6%
Interest expense	$(4,597)	$(4,653)	(1.2)
As a percentage of revenue	(0.8)%	(0.8)%
Other expense, net	$(684)	$(189)	261.9
As a percentage of revenue	(0.1)%	—%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other expense, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other expense, net for the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Provision for income taxes	$33,641	$37,739	(10.9)%
As a percentage of revenue	5.5%	6.6%
Effective income tax rate	29.4%	33.5%

For each of the three-month periods ended March 31, 2017 and 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. and the U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes. The decrease in the effective tax rate for the three-month period ended March 31, 2017 as compared to the same period in 2016, was primarily due to a higher percentage of income from foreign jurisdictions that is taxed at lower rates during the three-month period ended March 31, 2017 and the adoption of a new accounting standard on January 1, 2017 (see Note 1 to the unaudited consolidated financial statements).

We expect our effective income tax rate to remain relatively consistent during the remaining quarters of 2017, as compared to the first quarter of 2017. This expectation does not take into consideration the effect of potential one-time discrete items that may be recorded in the future. The effective tax rate could also be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

•
Gains and losses on investments –We have recorded gains and losses from the disposition and impairment of certain investments. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them occur infrequently and are not representative of our core business operations and ongoing operating performance.

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

•
Income tax effect of non-GAAP adjustments and certain discrete tax items –The non-GAAP adjustments described above are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as recording or releasing of valuation allowances), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to highlight income attributable to our core operations.

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Income from operations	$115,228	$114,119
Amortization of acquired intangible assets	7,569	6,716
Stock-based compensation	38,986	31,741
Amortization of capitalized stock-based compensation and capitalized interest expense	3,911	3,608
Restructuring charges	—	6,818
Acquisition-related benefits	(208)	(79)
Legal matter costs	—	789
Non-GAAP income from operations	$165,486	$163,712

GAAP operating margin	19%	20%
Non-GAAP operating margin	27%	29%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net income	$80,930	$74,858
Amortization of acquired intangible assets	7,569	6,716
Stock-based compensation	38,986	31,741
Amortization of capitalized stock-based compensation and capitalized interest expense	3,911	3,608
Restructuring charges	—	6,818
Acquisition-related benefits	(208)	(79)
Legal matter costs	—	789
Amortization of debt discount and issuance costs	4,597	4,653
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(15,467)	(11,323)
Non-GAAP net income	$120,318	$117,781

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
GAAP net income per diluted share	$0.46	$0.42
Amortization of acquired intangible assets	0.05	0.03
Stock-based compensation	0.22	0.18
Amortization of capitalized stock-based compensation and capitalized interest expense	0.02	0.02
Restructuring charges	—	0.04
Acquisition-related benefits	—	—
Legal matter costs	—	—
Amortization of debt discount and issuance costs	0.03	0.03
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.09)	(0.06)
Non-GAAP net income per diluted share	$0.69	$0.66

Shares used in diluted per share calculations	175,171	177,539

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that are not part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and other activity related to divestiture of a business; gains and losses on legal settlements; costs incurred with respect to our internal FCPA investigation; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net income	$80,930	$74,858
Amortization of acquired intangible assets	7,569	6,716
Stock-based compensation	38,986	31,741
Amortization of capitalized stock-based compensation and capitalized interest expense	3,911	3,608
Restructuring charges	—	6,818
Acquisition-related benefits	(208)	(79)
Legal matter costs	—	789
Interest income	(4,624)	(3,320)
Amortization of debt discount and issuance costs	4,597	4,653
Provision for income taxes	33,641	37,739
Depreciation and amortization	75,053	70,345
Other expense, net	684	189
Adjusted EBITDA	$240,539	$234,057
Adjusted EBITDA margin	39%	41%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2017, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency securities, totaled $1.6 billion. Factoring in our convertible senior notes of $690.0 million, our net cash at March 31, 2017 was $894.1 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2017, we had cash and cash equivalents of $235.0 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, intercompany obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$80,930	$74,858
Non-cash reconciling items included in net income	161,959	120,887
Changes in operating assets and liabilities	(100,271)	(4,372)
Net cash flows provided by operating activities	$142,618	$191,373

The decrease in cash provided by operating activities for the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily due to higher annual bonus payouts due to increased headcount and higher attainment, higher cash paid for income taxes and increased prepayments for multi-year network-related maintenance contracts that were renewed during the first quarter of 2017.

Cash Provided by (Used in) Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Purchases of property and equipment and capitalization of internal-use software development costs	$(91,181)	$(82,340)
Net marketable securities activity	231,832	29,266
Other investing activity	(1,240)	(2,354)
Net cash provided by (used in) investing activities	$139,411	$(55,428)

The change in cash provided by (used in) investing activities was driven by net marketable securities activity, which increased cash provided by investing activities during the three-month period ended March 31, 2017 because we held the majority of the proceeds from our sales and maturities of marketable securities to fund our April 2017 acquisition of SOASTA. In contrast, during the three-month period ended March 31, 2016, we reinvested the majority of the proceeds from maturities of our marketable securities. The increase in cash provided by investing activities during the three-month period ended March 31, 2017 as compared to the same period in 2016 was partially offset by an increase in purchases of property and equipment, as we increased investment in our network.

Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Activity related to stock-based compensation	$(16,391)	$(8,146)
Repurchases of common stock	(72,467)	(108,725)
Net cash used in financing activities	$(88,858)	$(116,871)

The decrease in cash used in financing activities during the three-month period ended March 31, 2017, as compared to the same period in 2016, was primarily the result of decreased share repurchases due to an increase in our stock price which caused us to repurchase fewer shares. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 31, 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the three-month period ended March 31, 2017, we repurchased 1.1 million shares of common stock at a weighted average price of $65.78 per share for an aggregate of $72.5 million. During the three-month period ended March 31, 2016, we repurchased 2.2 million shares of common stock at a weighted average price of $48.97 per share for an aggregate of $108.7 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of March 31, 2017, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2016, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2017 was determined to be immaterial.

As of March 31, 2017, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 1 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding recent and newly adopted accounting pronouncements. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2016.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2017. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2017, one customer had an account receivable balance greater than 10% of our accounts receivable. As of December 31, 2016, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at March 31, 2017, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

In November 2015, Limelight filed a complaint in the U.S. District Court for the Eastern District of Virginia against Akamai and XO Communications LLC, or XO, alleging patent infringement by the two companies. The complaint alleges that Akamai and XO infringed six of Limelight’s content delivery patents. The complaint seeks to recover from Akamai and XO significant monetary damages based upon lost revenue due to infringing technology used by the companies. We have agreed to indemnify XO for damages it incurs in this matter. We have made counterclaims in the action against Limelight alleging that Limelight has infringed five Akamai content delivery patents, and we are seeking monetary damages based upon lost revenue due to the infringing technology used by Limelight. The case has been continued, and a new trial date has not been set. We currently believe that the outcome of this litigation will not have a material impact on our business.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

If we do not continue to innovate and develop solutions and technologies that are useful for our customers or that improve our operating efficiencies, our operating results may suffer.

We have been in business for nearly two decades and consider ourselves pioneers in the development of content and application delivery solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings, particularly our media services, risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings, or risk losing such business. We believe, therefore, that developing or acquiring innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers, where competitors may develop products and services that are, or may be viewed as, better than ours and where it can be costly to acquire other companies. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept. This could cause our expenses to grow more rapidly than our revenue. There is often a lengthy period between commencing development initiatives and bringing new or improved solutions to market. During this time, technology preferences, customer demand and the market for our solutions, or those introduced by our competitors, may move in directions that we had not anticipated when we decided to pursue such initiatives. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us and inability to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

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

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. We transmit and store our customers' information and data as well as our own. Maintaining the security and availability of our services, network and internal IT systems and the security of information we hold is a critical issue for us and our customers. Attacks on our customers and our own network take a variety of forms, including distributed denial of service (DDoS) attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, bugs, viruses, worms and malicious software programs. Malicious actors can attempt to fraudulently induce employees or suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems.

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

Our operations are dependent in part upon transmission capacity provided by third party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly those under cyber-attack. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. This risk is heightened where market power is concentrated with one or a few major networks. We also may be unable to move quickly enough to augment capacity to reflect growing traffic or security demands. Failure to put in place the capacity we require could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. In recent years, it has become increasingly expensive to house our servers at network facilities. We expect this trend to continue. In addition, customers have increasingly elected to transmit their content over our SSL network, which is more costly for us to operate and could require significant additional investment for us. These increased expenses have made, and will make, it more costly for us to expand our operations and more difficult for us to maintain or improve our profitability.

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

As our business evolves, we must also expand and adapt our IT and operational infrastructure. Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. To manage our technical support infrastructure effectively and improve our sales efficiency, we will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions;

•	market speculation about whether we are a takeover target;

•	activism by any single large stockholder or combination of stockholders;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	purchases or sales of our stock by our officers and directors;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	successful cyber-attacks against our network or systems or those or our business partners or third-party vendors;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations by our employees or partners could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our global operations, any international expansion efforts, our ability to attract and retain employees, our business, and our financial statements. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws.

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

Defects or disruptions in our services and systems could diminish demand for our solutions, impact our profitability, or subject us to substantial liability.

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our services and platform that have given rise to service incidents or otherwise impacted our operations. We have also experienced customer dissatisfaction with the quality of some of our media delivery and other services, which has led to loss of business and could lead to loss of customers in the future. There may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner, and we may have insufficient resources to efficiently cope with multiple service incidents happening simultaneously or in rapid succession. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified and improve the quality of our services or systems, or if there are unidentified errors that allow persons to improperly access our services or systems, we could experience loss of revenue and market share, damage to our reputation, increased expenses, delayed payments and legal actions by our customers.

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
In the past we have relied on the U.S.-European Union and the U.S.-Swiss Safe Harbor Frameworks, as agreed to by the U.S. Department of Commerce and the European Union and Switzerland as a means to legally transfer covered personal data from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-European Union Safe Harbor Framework and Swiss data protection authorities later invalidated the U.S.-Swiss Safe Harbor Framework. As a result, we have been establishing alternate legitimate means of transferring covered personal data from the European Economic Area to the United States, including the new Privacy Shield framework. The legitimacy of these alternate means is subject to ongoing judicial challenge and review in the European Union. Any changing or new requirements or rulings by the European Union or member jurisdictions may impact our services or subject us to sanctions, including fines and a prohibition on data transfers, by EU data protection regulators. Furthermore, the European Court of Justice’s decision may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. These developments could harm our business, financial condition and results of operations.
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

As of March 31, 2017, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2017 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
January 1, 2017 – January 31, 2017	325,255	$68.81	325,255	$672,121
February 1, 2017 – February 28, 2017	339,932	65.53	339,932	649,846
March 1, 2017 – March 31, 2017	436,426	63.73	436,426	622,034
Total	1,101,613	$65.78	1,101,613	$622,034

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

(4)	In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 2018.

Item 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 9, 2017	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.