Form 10-Q
period 2017-06-30
AKAMAI TECHNOLOGIES INC
filed 2017-08-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 3, 2017: 171,423,149

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$352,501	$324,169
Marketable securities	330,620	512,849
Accounts receivable, net of reserves of $1,389 and $6,145 at June 30, 2017, and December 31, 2016, respectively	395,865	368,596
Prepaid expenses and other current assets	159,371	104,303
Total current assets	1,238,357	1,309,917
Property and equipment, net	856,039	801,017
Marketable securities	731,781	779,311
Goodwill	1,356,623	1,228,503
Acquired intangible assets, net	184,041	149,463
Deferred income tax assets	7,448	8,982
Other assets	114,750	95,953
Total assets	$4,489,039	$4,373,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,741	$76,120
Accrued expenses	222,023	238,777
Deferred revenue	73,772	52,972
Other current liabilities	11,528	6,719
Total current liabilities	399,064	374,588
Deferred revenue	3,848	3,758
Deferred income tax liabilities	21,762	11,652
Convertible senior notes	651,400	640,087
Other liabilities	125,793	118,691
Total liabilities	1,201,867	1,148,776
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 175,148,684 shares issued and 172,027,173 shares outstanding at June 30, 2017, and 173,254,797 shares issued and outstanding at December 31, 2016	1,751	1,733
Additional paid-in capital	4,317,583	4,239,588
Accumulated other comprehensive loss	(32,520)	(56,222)
Treasury stock, at cost, 3,121,511 shares at June 30, 2017, and no shares at December 31, 2016	(177,615)	—
Accumulated deficit	(822,027)	(960,729)
Total stockholders’ equity	3,287,172	3,224,370
Total liabilities and stockholders’ equity	$4,489,039	$4,373,146

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$608,908	$572,135	$1,218,145	$1,139,860
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	214,650	206,323	420,353	401,059
Research and development	53,373	37,690	105,535	78,532
Sales and marketing	119,432	103,223	232,998	205,434
General and administrative	123,518	107,538	238,527	209,821
Amortization of acquired intangible assets	7,753	6,711	15,322	13,427
Restructuring charges	2,971	470	2,971	7,288
Total costs and operating expenses	521,697	461,955	1,015,706	915,561
Income from operations	87,211	110,180	202,439	224,299
Interest income	4,281	3,393	8,905	6,713
Interest expense	(4,646)	(4,639)	(9,243)	(9,292)
Other income (expense), net	563	415	(121)	226
Income before provision for income taxes	87,409	109,349	201,980	221,946
Provision for income taxes	29,637	35,714	63,278	73,453
Net income	$57,772	$73,635	$138,702	$148,493
Net income per share:
Basic	$0.33	$0.42	$0.80	$0.84
Diluted	$0.33	$0.42	$0.80	$0.84
Shares used in per share calculations:
Basic	172,674	175,499	172,916	175,951
Diluted	173,439	176,420	174,305	176,980

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$57,772	$73,635	$138,702	$148,493
Other comprehensive income (loss):
Foreign currency translation adjustments	13,073	(3,728)	22,572	5,925
Change in unrealized gain on investments, net of income tax provision of $193, $529, $681 and $2,311 for the three and six months ended June 30, 2017 and 2016, respectively	320	904	1,130	3,912
Other comprehensive income (loss)	13,393	(2,824)	23,702	9,837
Comprehensive income	$71,165	$70,811	$162,404	$158,330

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$138,702	$148,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,739	165,783
Stock-based compensation	80,255	66,652
Provision for deferred income taxes	39,368	2,785
Amortization of debt discount and issuance costs	9,243	9,292
Other non-cash reconciling items, net	1,609	3,501
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,873)	17,786
Prepaid expenses and other current assets	(50,108)	(10,991)
Accounts payable and accrued expenses	(17,541)	12,282
Deferred revenue	10,406	12,126
Other current liabilities	5,901	6,971
Other non-current assets and liabilities	(8,450)	1,062
Net cash provided by operating activities	367,251	435,742
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(197,201)	—
Purchases of property and equipment	(104,881)	(86,820)
Capitalization of internal-use software development costs	(83,305)	(73,661)
Purchases of short- and long-term marketable securities	(181,219)	(384,585)
Proceeds from sales of short- and long-term marketable securities	180,215	50,541
Proceeds from maturities of short- and long-term marketable securities	232,901	301,802
Other non-current assets and liabilities	(1,249)	(1,512)
Net cash used in investing activities	(154,739)	(194,235)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	25,680	27,095
Employee taxes paid related to net share settlement of stock-based awards	(41,338)	(32,410)
Repurchases of common stock	(177,615)	(199,710)
Other non-current assets and liabilities	(1,096)	—
Net cash used in financing activities	(194,369)	(205,025)
Effects of exchange rate changes on cash and cash equivalents	10,189	689
Net increase in cash and cash equivalents	28,332	37,171
Cash and cash equivalents at beginning of period	324,169	289,473
Cash and cash equivalents at end of period	$352,501	$326,644

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the six months ended June 30, 2017 and 2016 of $2,481 and $457, respectively	$54,146	$38,228
Non-cash investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	46,988	28,113
Capitalization of stock-based compensation	14,026	11,424

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017.

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

In addition, the Company adopted the presentation requirements related to the excess tax benefits in its statements of cash flows on a retrospective basis beginning January 1, 2015. The line items, included in both cash flows from operating activities and financing activities labeled excess tax benefits from stock-based compensation, were eliminated. This had the impact of increasing net cash provided by operating activities and net cash used in financing activities. Prior periods have been revised as follows (in thousands):

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

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step model for recognizing revenue from contracts with customers. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard can be adopted using one of two methods: retrospectively to each prior period presented or a modified retrospective application by recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. This standard will be effective for the Company on January 1, 2018, and the Company has elected to adopt it retrospectively to each prior period presented.

The updated guidance impacts, or requires the Company to modify, certain judgments and estimates that the Company currently makes as it relates to recognizing revenue. Upon adoption of the new revenue standard, integration fee revenue that was previously recognized ratably over the estimated life of the customer arrangement will be recognized when integration has been completed, which will have the effect of accelerating revenue from integration fees. In addition, the Company currently establishes a reserve for cash basis customers if collectability is not reasonably assured and recognizes revenue as cash is collected. Upon adoption of the new standard, revenue will be recognized for those customers when collectability becomes probable and transfer of control for all performance obligations has occurred/all other revenue recognition criteria have been achieved, rather than when it is reasonably assured. The Company has quantified the impact that these changes would have had on revenue reported for the year ended December 31, 2016, and each of the quarters therein, and it would not have had a material impact on the Company's consolidated financial statements. The Company continues to assess the expected impact to the year ending December 31, 2017, and each of the quarters therein, but does not expect adoption to have a material impact on its consolidated financial statements for the year then ending.

The Company is also assessing the impact of capitalizing costs associated with obtaining customer contracts, specifically commission and incentive payments. Currently, these payments are expensed in the period they are incurred. Under the updated guidance, these payments will be deferred on the Company's consolidated balance sheets and amortized over the expected life of the customer contract. The Company is currently quantifying the impact that these changes would have had on sales and marketing expenses recorded in the consolidated statements of income for the year ended December 31, 2016, for the six months ended June 30, 2017, and for each of the quarters therein. The Company is also assessing the expected impact on the consolidated balance sheet as of December 31, 2017, particularly the impact on prepaid expenses and other current assets and retained earnings.

The Company continues to evaluate the impact this updated guidance has on disclosure requirements related to revenue.

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases with terms greater than 12 months on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This will impact all leases, including leases for real estate and co-location facilities, among other arrangements currently under evaluation. The Company plans to adopt this standard in the first quarter of 2019 and expects to record significant right-of-use assets and lease liabilities on its consolidated balance sheets.

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new "expected loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance will be effective for the Company on January 1, 2020. The Company is evaluating the potential impact on its consolidated financial statements of adopting this new accounting guidance.

In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance will be effective for the Company on January 1, 2018 and is to be applied on a modified retrospective basis through recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. The Company is evaluating the potential impact on its consolidated financial statements of adopting this new accounting guidance.

In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating whether transactions should be accounted for as transfers of assets or business combinations. This guidance will be effective for the Company on January 1, 2018 and is to be applied prospectively. The Company is evaluating the potential impact on its consolidated financial statements of adopting this new accounting guidance.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of June 30, 2017 and December 31, 2016 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2017
Commercial paper	$6,873	$—	$(2)	$6,871	$6,871	$—
Corporate bonds	832,072	243	(2,143)	830,172	308,482	521,690
U.S. government agency obligations	220,014	—	(1,238)	218,776	15,076	203,700
	$1,058,959	$243	$(3,383)	$1,055,819	$330,429	$725,390

As of December 31, 2016
Commercial paper	$40,965	$—	$(45)	$40,920	$40,920	$—
Corporate bonds	984,650	123	(3,697)	981,076	418,495	562,581
U.S. government agency obligations	267,473	35	(1,366)	266,142	53,157	212,985
	$1,293,088	$158	$(5,108)	$1,288,138	$512,572	$775,566

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of June 30, 2017, the Company held for investment corporate bonds with a fair value of $63.7 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these corporate bonds included in accumulated other comprehensive loss as of June 30, 2017 were $0.2 million. The losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of June 30, 2017
Cash Equivalents and Marketable Securities:
Money market funds	$4,574	$4,574	$—	$—
Commercial paper	6,871	—	6,871	—
Corporate bonds	830,172	—	830,172	—
U.S. government agency obligations	218,776	—	218,776	—
Mutual funds	6,582	6,582	—	—
	$1,066,975	$11,156	$1,055,819	$—

Liabilities:
Contingent consideration obligations related to completed acquisitions	$(5,400)	$—	$—	$(5,400)

As of December 31, 2016
Cash Equivalents and Marketable Securities:
Money market funds	$8,726	$8,726	$—	$—
Commercial paper	40,920	—	40,920	—
Corporate bonds	981,076	—	981,076	—
U.S. government agency obligations	266,142	—	266,142	—
Mutual funds	4,022	4,022	—	—
	$1,300,886	$12,748	$1,288,138	$—

Liabilities:
Contingent consideration obligations related to completed acquisitions	$(7,100)	$—	$—	$(7,100)

As of June 30, 2017 and December 31, 2016, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2017 and December 31, 2016, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2017.

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

The valuation technique used to measure fair value of the Company's Level 3 liabilities, which consist of contingent consideration related to the acquisitions of Soha Systems, Inc. ("Soha") and Cyberfend, Inc. ("Cyberfend") in 2016, was primarily an income-based approach. The significant unobservable input used in the fair value measurement of the contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology as well as achieving certain post-closing financial results.

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Due in 1 year or less	$330,429	$512,572
Due after 1 year through 5 years	725,390	775,566
	$1,055,819	$1,288,138

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs during the six months ended June 30, 2017 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2017	$(7,100)
Fair value adjustment to contingent consideration included in general and administrative expense	450
Cash paid upon achievement of milestone	1,250
Balance as of June 30, 2017	$(5,400)

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts receivable	$282,372	$260,976
Unbilled accounts receivable	114,882	113,765
Gross accounts receivable	397,254	374,741
Allowance for doubtful accounts	(994)	(829)
Reserve for cash-basis customers	(395)	(5,316)
Total accounts receivable reserves	(1,389)	(6,145)
Accounts receivable, net	$395,865	$368,596

The decrease to the reserve for cash-basis customers is primarily attributable to two customers that were removed from cash-basis revenue recognition due to strong, consistent history of payment.

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2017 was as follows (in thousands):

Balance as of January 1, 2017	$1,228,503
Acquisition of Soasta, Inc.	121,669
Measurement period adjustments	(90)
Foreign currency translation	6,541
Balance as of June 30, 2017	$1,356,623

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$137,891	$(57,780)	$80,111	$119,091	$(50,823)	$68,268
Customer-related intangible assets	221,010	(121,523)	99,487	192,810	(114,209)	78,601
Non-compete agreements	4,510	(3,533)	977	5,030	(3,775)	1,255
Trademarks and trade names	6,100	(2,634)	3,466	3,700	(2,361)	1,339
Acquired license rights	490	(490)	—	490	(490)	—
Total	$370,001	$(185,960)	$184,041	$321,121	$(171,658)	$149,463

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2017 was $7.8 million and $15.3 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2016 was $6.7 million and $13.4 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2017, aggregate expense related to amortization of acquired intangible assets is expected to be $15.5 million for the remainder of 2017, and $31.4 million, $32.8 million, $29.5 million and $24.1 million for 2018, 2019, 2020 and 2021, respectively.

5. Business Combinations

Acquisition-related costs during the six months ended June 30, 2017 were $3.2 million and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisition completed during the six months ended June 30, 2017 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition that are included in the Company's consolidated statements of income are also not presented separately because they are not material.

Soasta

In April 2017, the Company acquired Soasta, Inc. ("Soasta"), a leader in digital performance management, for $199.3 million in cash. The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. The acquisition is expected to allow the Company to offer solutions designed to provide greater visibility into the business impact of customers' websites and application optimization strategies.

The following table presents the preliminary allocation of the purchase price for Soasta (in thousands):

Total purchase consideration	$199,280

Allocation of the purchase consideration:
Cash	$1,935
Accounts receivable	4,108
Prepaids and other current assets	1,143
Identifiable intangible assets	49,900
Goodwill	121,669
Deferred tax assets	35,121
Total assets acquired	213,876
Accounts payable	(1,119)
Accrued liabilities	(3,915)
Deferred revenue	(9,562)
Total liabilities assumed	(14,596)
Net assets acquired	$199,280

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Soasta expected to be deductible for tax purposes is $31.6 million.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Completed technologies	$18,800	4.1
Customer-related intangible assets	28,200	4.6
Trademarks	2,400	4.9
Non-compete agreements	500	1.9
Total	$49,900

The total weighted average amortization period for the intangible assets acquired from Soasta is 4.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

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

The Notes consist of the following components as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(38,600)	(49,913)
Net carrying amount	$651,400	$640,087

Equity component:	$101,276	$101,276

The estimated fair value of the Notes at June 30, 2017 was $676.2 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $49.81 on June 30, 2017, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors. Additionally, $23.3 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The remaining net proceeds are for working capital, share repurchases and other general corporate purposes, as well as for potential acquisitions and strategic transactions.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the consolidated statements of income related to the Notes for the three and six months ended June 30, 2017 and 2016, in thousands.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of debt discount and issuance costs	$5,681	$5,485	$11,313	$10,923
Capitalization of interest expense	(1,035)	(846)	(2,070)	(1,631)
Total interest expense	$4,646	$4,639	$9,243	$9,292

7. Commitments and Contingencies

Legal Matters

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company agreed to license to Limelight technology covered by certain of the Company’s patents.  The terms of the agreement require Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the three and six months ended June 30, 2017, the Company received $4.5 million and $9.0 million, respectively, under this agreement, of which $4.1 million and $8.1 million was recorded as a reduction to general and administrative expenses in the consolidated statement of income, respectively, and $0.4 million and $0.9 million was recorded as interest income, respectively.

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

8. Stockholders’ Equity

Share Repurchase Program

In February 2016, the Board of Directors authorized a $1.0 billion repurchase program effective from February 2016 through December 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant. During the six months ended June 30, 2017, the Company repurchased 3.1 million shares of its common stock for $177.6 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$5,074	$4,553	$9,759	$8,523
Research and development	9,614	6,752	18,643	13,190
Sales and marketing	13,951	13,259	29,108	25,611
General and administrative	12,630	10,347	22,745	19,328
Total stock-based compensation	41,269	34,911	80,255	66,652
Provision for income taxes	(12,221)	(12,388)	(30,206)	(24,521)
Total stock-based compensation, net of income taxes	$29,048	$22,523	$50,049	$42,131

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and six months ended June 30, 2017 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.9 million and $7.4 million, respectively, before taxes. For the three and six months ended June 30, 2016, the Company's consolidated statements of income include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.6 million and $6.9 million, respectively, before taxes.

9. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2017 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2017	$(59,017)	$2,795	$(56,222)
Other comprehensive gain	22,572	1,130	23,702
Balance as of June 30, 2017	$(36,445)	$3,925	$(32,520)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the six months ended June 30, 2017.

10. Income Taxes

The Company’s effective income tax rate was 31.3% and 33.1% for the six months ended June 30, 2017 and 2016, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including tax benefits related to stock-based compensation, retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For the six months ended June 30, 2017 and 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., plus the effect of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$57,772	$73,635	$138,702	$148,493
Denominator:
Shares used for basic net income per share	172,674	175,499	172,916	175,951
Effect of dilutive securities:
Stock options	329	396	344	400
RSUs and DSUs	436	525	1,045	629
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	173,439	176,420	174,305	176,980
Basic net income per share	$0.33	$0.42	$0.80	$0.84
Diluted net income per share	$0.33	$0.42	$0.80	$0.84

For the three and six months ended June 30, 2017 and 2016, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	10	80	6	92
Service-based RSUs	4,134	1,904	3,407	3,283
Performance-based RSUs	1,125	1,280	1,189	704
Convertible senior notes	7,704	7,704	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704	7,704	7,704
Total shares excluded from computation	20,677	18,672	20,010	19,487

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

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming, social media and software downloads, contributing to an increase in our revenue. However, from the second half of 2015 onward, our traffic growth rates have moderated, primarily due to the “do-it-yourself” efforts by some of our customers that are among the largest Internet platform companies: Amazon, Apple, Facebook, Google, Microsoft and Netflix. We refer to these companies as our Internet Platform Customers. These customers have increasingly elected to develop and rely on their own internal infrastructure to deliver more of their media content themselves rather than use our services. As a result, we are likely to continue experiencing lower revenue from these customers. While we have not experienced a significant shift to internal infrastructure usage across the remainder of our media services customer base, we have experienced a moderation in traffic growth from these customers. Factors that may impact their usage of our services are competition (including using multiple providers to handle their traffic needs), contract renewal terms and changes in demand for their offerings. These factors are variable and unpredictable and could negatively impact our revenue.

•
We have increased committed recurring revenue from our performance solutions by increasing sales of incremental services to our existing Web Division customers and by adding new customers. These increases helped to limit the impact of traffic moderation by certain customers (primarily those in our Media Division), as well as the effect of price decreases negotiated as part of contract renewals.

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

•
Payroll and related compensation costs have grown as we have increased headcount, particularly in our professional services and engineering teams to support our revenue growth and strategic initiatives. We increased our headcount by 594 employees during the six-month period ended June 30, 2017, of which approximately 145 employees were from our acquisition of Soasta, Inc., or Soasta. During the year ended December 31, 2016, we increased our headcount by 406 employees. We expect to continue to hire additional employees, both domestically and internationally, in support of our strategic initiatives.

In April 2017, we completed the acquisition of Soasta, which was dilutive to our earnings per share for the three-month period ended June 30, 2017. It is expected to continue to be dilutive to our earnings per share for at least the remainder of 2017.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.3	36.1	34.5	35.2
Research and development	8.8	6.6	8.7	6.9
Sales and marketing	19.6	18.0	19.1	18.0
General and administrative	20.3	18.8	19.6	18.4
Amortization of acquired intangible assets	1.3	1.2	1.3	1.2
Restructuring charges	0.5	0.1	0.2	0.6
Total costs and operating expenses	85.8	80.8	83.4	80.3
Income from operations	14.2	19.2	16.6	19.7
Interest income	0.7	0.6	0.7	0.6
Interest expense	(0.8)	(0.8)	(0.8)	(0.8)
Other income, net	0.1	0.1	—	—
Income before provision for income taxes	14.2	19.1	16.6	19.5
Provision for income taxes	4.9	6.2	5.2	6.4
Net income	9.3%	12.9%	11.4%	13.1%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
Revenue	$608,908	$572,135	6.4%	7.0%	$1,218,145	$1,139,860	6.9%	8.0%

During the three- and six-month periods ended June 30, 2017, the increase in our revenue as compared to the same periods in 2016 was primarily the result of continued strong growth from our Cloud Security Solutions, which grew 32% and 34%, respectively, during these periods. However, our recent revenue growth rates have been impacted by the "do-it-yourself" efforts of our Internet Platform Customers, some of which have developed internal infrastructure to deliver more of their media content themselves rather than rely on our media services. Revenue from these six customers in the aggregate was $51.2 million and $102.5 million for the three- and six-month periods ended June 30, 2017, respectively, as compared to $61.5 million and $134.0 million for the three- and six-month periods ended June 30, 2016, respectively.

The following table quantifies the contribution to revenue during the periods presented from our solution categories, which is a product-focused view that reflects revenue by solution purchased (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
Performance and Security Solutions	$375,807	$326,642	15.1%	16.0%	$744,955	$642,505	15.9%	17.0%
Media Delivery Solutions	178,905	197,077	(9.2)	(9.0)	366,301	403,016	(9.1)	(9.0)
Services and Support Solutions	54,196	48,416	11.9	13.0	106,889	94,339	13.3	14.0
Total revenue	$608,908	$572,135	6.4%	7.0%	$1,218,145	$1,139,860	6.9%	8.0%

The increase in Performance and Security Solutions revenue for the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was due to increased demand across all major product lines, with especially strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the three- and six-month periods ended June 30, 2017 was $115.1 million and $224.9 million, respectively, as compared to $87.0 million and $167.6 million for the three- and six-month periods ended June 30, 2016, respectively. The revenue growth rate for our Performance and Security solutions is likely to be lower during the remainder of 2017 due to expected moderation of purchases of lower-end web performance solutions by our media customers.

The decline in the year-over-year revenue in Media Delivery Solutions revenue for the three- and six-month periods ended June 30, 2017 was primarily the result of decreased traffic from the Internet Platform Customers, resulting from their "do-it-yourself" efforts in delivering their content. Our Media Delivery Solutions revenue for other customers decreased by 5% and 1% for the three- and six-month periods ended June 30, 2017, respectively, as compared to the same period in 2016, which was attributed to traffic growth deceleration, most notably in the U.S. We expect Media Delivery Solutions revenue to continue to moderate during the second half of 2017.

The increase in Services and Support Solutions revenue for the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was primarily due to purchases of upgrades to services by our existing customers and increased demand for professional services to help execute live media events.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
Web Division	$314,988	$273,891	15.0%	16.0%	$619,674	$540,558	14.6%	16.0%
Media Division	276,071	281,937	(2.1)	(1.0)	561,472	567,551	(1.1)	—
Enterprise and Carrier Division	17,849	16,307	9.5	10.0	36,999	31,751	16.5	17.0
Total revenue	$608,908	$572,135	6.4%	7.0%	$1,218,145	$1,139,860	6.9%	8.0%

The increase in Web Division revenue during the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was due to solid growth and diversification into this customer base from continued penetration of new services and upgrades. Increased revenue from our Cloud Security Solutions continues to contribute to our overall revenue growth, from sales of both our Kona Site Defender and Prolexic offerings and our continued expansion of new services.

The decline in the year-over-year revenue in the Media Division for the three- and six-month periods ended June 30, 2017 was primarily the result of decreased traffic from our Internet Platform Customers. Excluding the impact of those customers, revenue grew year-over-year by 2% and 6%, respectively, for the three- and six-month periods ended June 30, 2017 as compared to the same periods in 2016.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
U.S.	$403,085	$395,085	2.0%	2.0%	$809,650	$792,368	2.2%	2.0%
International	205,823	177,050	16.3	19.0	408,495	347,492	17.6	20.0
Total revenue	$608,908	$572,135	6.4%	7.0%	$1,218,145	$1,139,860	6.9%	8.0%

The reduced revenue from our Internet Platform Customers negatively impacted our U.S. revenue growth rates for the three- and six-month periods ended June 30, 2017 in particular, as these customers are based in the U.S.

For both the three- and six-month periods ended June 30, 2017, approximately 34% of our revenue was derived from our operations located outside the U.S., compared to 31% and 30% for the three- and six-month periods ended June 30, 2016, respectively. No single country outside the U.S. accounted for 10% or more of revenue during any of these periods. During the three- and six-month periods ended June 30, 2017, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $3.9 million and $5.0 million during the three- and six-month periods ended June 30, 2017, respectively, as compared to the same periods in 2016.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Bandwidth fees	$41,238	$42,597	(3.2)%	$82,721	$83,777	(1.3)%
Co-location fees	31,542	33,223	(5.1)	63,352	65,817	(3.7)
Network build-out and supporting services	18,835	16,895	11.5	35,735	30,672	16.5
Payroll and related costs	54,577	46,616	17.1	104,966	91,306	15.0
Stock-based compensation, including amortization of prior capitalized amounts	8,760	7,977	9.8	16,648	14,990	11.1
Depreciation of network equipment	35,404	35,911	(1.4)	70,659	70,481	0.3
Amortization of internal-use software	24,294	23,104	5.2	46,272	44,016	5.1
Total cost of revenue	$214,650	$206,323	4.0%	$420,353	$401,059	4.8%
As a percentage of revenue	35.3%	36.1%		34.5%	35.2%

The increase in total cost of revenue for the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was primarily due to increases in:

•	payroll and related costs, as well as stock-based compensation, due to increased hiring in our services team to support revenue growth; and

•	amounts paid for network build-out and supporting services related to investments in network expansion to support our security infrastructure growth.

Our cost of revenue as a percentage of revenue decreased during the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016. The decrease was primarily the result of revenue growth exceeding the growth in total cost of revenue due to our efforts in reducing bandwidth and co-location fees.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Payroll and related costs	$78,352	$61,173	28.1%	$153,784	$125,807	22.2%
Stock-based compensation	9,614	6,752	42.4	18,643	13,190	41.3
Capitalized salaries and related costs	(36,976)	(31,617)	16.9	(70,855)	(63,128)	12.2
Other expenses	2,383	1,382	72.4	3,963	2,663	48.8
Total research and development	$53,373	$37,690	41.6%	$105,535	$78,532	34.4%
As a percentage of revenue	8.8%	6.6%		8.7%	6.9%

The increase in research and development expenses during the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was due to increases in:

•	payroll and related costs as a result of headcount growth to support investments in new product development and network scaling;

•	stock-based compensation due to increased headcount, in addition to market adjustments of award sizes due to competition for certain engineering talent; and

•
decreases in our rate of capitalization as new employees ramp and as the amount of development work that does not qualify for capitalization fluctuates, particularly as it relates to our acquisition of Soasta.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three- and six-month periods ended June 30, 2017, we capitalized $7.1 million and $13.1 million, respectively, of stock-based compensation. During the three- and six-month periods ended June 30, 2016, we capitalized $5.7 million and $10.6 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses will continue to increase during 2017 as compared to 2016, as we expect to continue to increase our number of development personnel, whether through hiring or acquisition activity, in order to make improvements to our core technology and support engineering innovation and the development of new services.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Payroll and related costs	$84,431	$74,948	12.7%	$166,842	$150,828	10.6%
Stock-based compensation	13,951	13,259	5.2	29,108	25,611	13.7
Marketing programs and related costs	11,739	9,495	23.6	21,689	15,608	39.0
Other expenses	9,311	5,521	68.6	15,359	13,387	14.7
Total sales and marketing	$119,432	$103,223	15.7%	$232,998	$205,434	13.4%
As a percentage of revenue	19.6%	18.0%		19.1%	18.0%

The increase in sales and marketing expenses during the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was primarily due to an increase in:

•	payroll and related costs from headcount increases to support our Web and Enterprise and Carrier Divisions' go-to-market strategies in support of growth opportunities; and

•	marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion.

The increase in other expenses during the three-month period ended June 30, 2017, as compared to the same period in 2016, is due to the timing of sales events, which occurred earlier in the year in 2016 as compared with 2017.

We believe that sales and marketing expenses will continue to increase during 2017 as compared to 2016, primarily due to increased payroll and related costs due to increased hiring in our sales and marketing organizations during 2017.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Payroll and related costs	$47,516	$39,175	21.3%	$92,407	$80,363	15.0%
Stock-based compensation	12,630	10,347	22.1	22,745	19,328	17.7
Depreciation and amortization	18,069	15,964	13.2	36,597	31,393	16.6
Facilities-related costs	20,184	17,800	13.4	38,982	35,208	10.7
Provision for doubtful accounts	752	342	119.9	905	828	9.3
Acquisition-related costs	3,057	352	nm	2,848	163	nm
License of patent	(4,089)	—	nm	(8,124)	—	nm
Professional fees and other expenses	25,399	23,558	7.8	52,167	42,538	22.6
Total general and administrative	$123,518	$107,538	14.9%	$238,527	$209,821	13.7%
As a percentage of revenue	20.3%	18.8%		19.6%	18.4%

The increase in general and administrative expenses for the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was primarily due to the expansion of company infrastructure throughout 2016 to support investments in engineering, go-to market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint, which increased facilities-related costs and depreciation and amortization. We also increased headcount, specifically in our network infrastructure and information technology functions in support of our security infrastructure growth, which increased payroll and related costs. For the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, we also experienced an increase in acquisition-related costs due to our acquisition of Soasta and an increase in professional fees for legal services due to ongoing litigation.

The increase in general and administrative expenses for the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was partially offset by payments received from Limelight Networks, Inc., or Limelight, under the terms of a patent license arrangement we entered into to resolve a patent lawsuit between Akamai and Limelight.

During 2017, we expect general and administrative expenses to increase as compared to 2016, due to anticipated increased payroll and related costs and facilities-related costs. The increase in those expenses is expected to be attributable to increased headcount, investments in information technology and the expansion of our facility footprint to support headcount growth, which occurred throughout 2016 and the first half of 2017.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Amortization of acquired intangible assets	$7,753	$6,711	15.5%	$15,322	$13,427	14.1%
As a percentage of revenue	1.3%	1.2%		1.3%	1.2%

The increase in amortization of acquired intangible assets for the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was the result of amortization of assets related to our 2016 and 2017 acquisitions. Based on our intangible assets at June 30, 2017, we expect amortization of acquired intangible assets to be approximately $15.5 million for the remainder of 2017, and $31.4 million, $32.8 million, $29.5 million and $24.1 million for 2018, 2019, 2020 and 2021, respectively.

Restructuring Charges

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Restructuring charges	$2,971	$470	nm	$2,971	$7,288	nm
As a percentage of revenue	0.5%	0.1%		0.2%	0.6%

The restructuring charges for the three- and six-month periods ended June 30, 2017 consisted of severance expenses associated with the acquisition of Soasta, as well as a termination fee incurred to cancel a portion of the facility lease acquired in the acquisition. The restructuring charges for the three- and six-month periods ended June 30, 2016, were the result of changes that occurred during 2016 to our organizational structure to reorganize our products and development groups and global sales, services and marketing teams into divisions centered on our solutions. The restructuring charges in the 2016 periods related to severance expenses for impacted employees and charges for internal-use software not yet placed into service that were not completed nor launched due to changing priorities as part of the reorganization.

Non-Operating Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Interest income	$4,281	$3,393	26.2%	$8,905	$6,713	32.7%
As a percentage of revenue	0.7%	0.6%		0.7%	0.6%
Interest expense	$(4,646)	$(4,639)	0.2	$(9,243)	$(9,292)	(0.5)
As a percentage of revenue	(0.8)%	(0.8)%		(0.8)%	(0.8)%
Other income (expense), net	$563	$415	35.7	$(121)	$226	(153.5)
As a percentage of revenue	0.1%	0.1%		—%	—%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other income (expense), net for the three- and six-month periods ended June 30, 2017, as compared to the same periods in 2016, was primarily due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Provision for income taxes	$29,637	$35,714	(17.0)%	$63,278	$73,453	(13.9)%
As a percentage of revenue	4.9%	6.2%		5.2%	6.4%
Effective income tax rate	33.9%	32.7%		31.3%	33.1%

For each of the three- and six-month periods ended June 30, 2017 and 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. plus the effect of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

We expect our full year effective income tax rate to remain consistent with the effective income tax rate recognized during the six months ended June 30, 2017. This expectation does not take into consideration the effect of potential one-time discrete items that may be recorded in the future. The effective tax rate could also be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income from operations	$87,211	$110,180	$202,439	$224,299
Amortization of acquired intangible assets	7,753	6,711	15,322	13,427
Stock-based compensation	41,269	34,911	80,255	66,652
Amortization of capitalized stock-based compensation and capitalized interest expense	4,556	4,071	8,467	7,679
Restructuring charges	2,971	470	2,971	7,288
Acquisition-related costs	3,057	361	2,849	282
Legal matter costs	—	101	—	890
Non-GAAP income from operations	$146,817	$156,805	$312,303	$320,517

GAAP operating margin	14%	19%	17%	20%
Non-GAAP operating margin	24%	27%	26%	28%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$57,772	$73,635	$138,702	$148,493
Amortization of acquired intangible assets	7,753	6,711	15,322	13,427
Stock-based compensation	41,269	34,911	80,255	66,652
Amortization of capitalized stock-based compensation and capitalized interest expense	4,556	4,071	8,467	7,679
Restructuring charges	2,971	470	2,971	7,288
Acquisition-related costs	3,057	361	2,849	282
Legal matter costs	—	101	—	890
Amortization of debt discount and issuance costs	4,646	4,639	9,243	9,292
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(13,974)	(12,832)	(29,441)	(24,155)
Non-GAAP net income	$108,050	$112,067	$228,368	$229,848

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net income per diluted share	$0.33	$0.42	$0.80	$0.84
Amortization of acquired intangible assets	0.04	0.04	0.09	0.08
Stock-based compensation	0.24	0.20	0.46	0.38
Amortization of capitalized stock-based compensation and capitalized interest expense	0.03	0.02	0.05	0.04
Restructuring charges	0.02	—	0.02	0.04
Acquisition-related costs	0.02	—	0.02	—
Legal matter costs	—	—	—	0.01
Amortization of debt discount and issuance costs	0.03	0.03	0.05	0.05
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.08)	(0.07)	(0.17)	(0.14)
Non-GAAP net income per diluted share	$0.62	$0.64	$1.31	$1.30

Shares used in diluted per share calculations	173,439	176,420	174,305	176,980

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and other activity related to divestiture of a business; gains and losses on legal settlements; costs incurred with respect to our internal FCPA investigation; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$57,772	$73,635	$138,702	$148,493
Amortization of acquired intangible assets	7,753	6,711	15,322	13,427
Stock-based compensation	41,269	34,911	80,255	66,652
Amortization of capitalized stock-based compensation and capitalized interest expense	4,556	4,071	8,467	7,679
Restructuring charges	2,971	470	2,971	7,288
Acquisition-related costs	3,057	361	2,849	282
Legal matter costs	—	101	—	890
Interest income	(4,281)	(3,393)	(8,905)	(6,713)
Amortization of debt discount and issuance costs	4,646	4,639	9,243	9,292
Provision for income taxes	29,637	35,714	63,278	73,453
Depreciation and amortization	76,897	74,332	151,950	144,677
Other (income), net	(563)	(415)	121	(226)
Adjusted EBITDA	$223,714	$231,137	$464,253	$465,194
Adjusted EBITDA margin	37%	40%	38%	41%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2017, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency securities, totaled $1.4 billion. Factoring in our convertible senior notes of $690.0 million, our net cash at June 30, 2017 was $724.9 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2017, we had cash and cash equivalents of $198.1 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, intercompany obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Net income	$138,702	$148,493
Non-cash reconciling items included in net income	306,214	248,013
Changes in operating assets and liabilities	(77,665)	39,236
Net cash flows provided by operating activities	$367,251	$435,742

The decrease in cash provided by operating activities for the six-month period ended June 30, 2017, as compared to the same period in 2016, was primarily due to higher annual bonus payouts due to increased headcount and higher attainment, higher cash paid for income taxes due to the timing of estimated tax payments and increased prepayments for multi-year network-related maintenance contracts that were renewed during the first half of 2017, in addition to the impact of lower profitability.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Cash paid for acquired businesses, net of cash acquired	$(197,201)	$—
Purchases of property and equipment and capitalization of internal-use software development costs	(188,186)	(160,481)
Net marketable securities activity	231,897	(32,242)
Other investing activity	(1,249)	(1,512)
Net cash used in investing activities	$(154,739)	$(194,235)

The decrease in cash used in investing activities during the six-month period ended June 30, 2017, as compared to the same period in 2016, was driven by our acquisition of Soasta during the six-month period ended June 30, 2017, in which cash paid, net of cash acquired, was $197.2 million. This was offset by net marketable securities activity, which provided an inflow of cash provided by investing activities during the six-month period ended June 30, 2017 because we held the majority of the proceeds from our sales and maturities of marketable securities to fund the acquisition. The net marketable securities activity related to the Soasta acquisition was partially offset by an increase in purchases of property and equipment during the six-month period ended June 30, 2017, as compared to the same period in 2016, as we increased investment in our network.

Cash Used in Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Activity related to stock-based compensation	$(15,658)	$(5,315)
Repurchases of common stock	(177,615)	(199,710)
Other financing activities	(1,096)	—
Net cash used in financing activities	$(194,369)	$(205,025)

The decrease in cash used in financing activities during the six-month period ended June 30, 2017, as compared to the same period in 2016, was primarily the result of decreased share repurchases. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 31, 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the six-month period ended June 30, 2017, we repurchased 3.1 million shares of common stock at a weighted average price of $56.90 per share for an aggregate of $177.6 million. During the six-month period ended June 30, 2016, we repurchased 4.0 million shares of common stock at a weighted average price of $50.54 per share for an aggregate of $199.7 million. As of June 30, 2017, $516.9 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of June 30, 2017, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2016, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2017 was determined to be immaterial.

As of June 30, 2017, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2017. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2017 and December 31, 2016, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at June 30, 2017, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have been in business for nearly two decades and consider ourselves pioneers in the development of content and application delivery solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings, particularly our media services, risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings, or risk losing such business. We believe, therefore, that developing or acquiring innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers, where competitors may develop products and services that are, or may be viewed as, better than ours and where it can be costly to acquire other companies. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept. This could cause our expenses to grow more rapidly than our revenue. There is often a lengthy period between commencing development initiatives and bringing new or improved solutions to market. During this time, technology preferences, customer demand and the market for our solutions, or those introduced by our competitors, may move in directions that we had not anticipated when we decided to pursue such initiatives. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us and inability to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

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

With this constantly changing environment, our future business strategies, practices and results may not meet expectations, and we may face operational difficulties in adjusting to any changes. Any of these developments could harm our business.

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

•
respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in them being able to provide superior offerings to ours.

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

It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers and increasing the number of high-margin services, features and functionalities that we offer and our existing customers purchase. We cannot predict our renewal rates. Some customers may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. Historically, a significant percentage of our renewals, particularly with larger customers, has led to unit price declines as competition has increased and the market for certain parts of our business has matured. Our renewal rates may decline as a result of a number of factors, including competitive pressures, customer dissatisfaction with our services, customers' inability to continue their operations and spending levels, the impact of multi-vendor policies, customers implementing or increasing their use of in-house technology solutions and general economic conditions. In addition, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a commitment would make it easier for customers to stop doing business with us, which would negatively impact revenue.

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

In recent years, Internet-based attacks have increased in size, sophistication and complexity, increasing exposure for our customers and us. In addition, as we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure intended to destabilize, overwhelm or shut down our platform. The costs to us to avoid or alleviate cyber or other security problems and vulnerabilities are significant. However, our efforts to address these problems may not be successful. Any significant breach of our security measures could:

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

Similar security risks exist with respect to our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to the risk that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.

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

We expect to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•	difficulty integrating the operations and personnel of acquired companies;

•	potential disruption of our ongoing business;

•	potential distraction of management;

•	diversion of business resources from core operations;

•	expenses related to the transactions;

•	failure to realize expected revenue gains, synergies or other benefits;

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and

•	potential unknown liabilities associated with acquired businesses.

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

Our future success depends upon the services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. In making employment decisions, particularly in our industry, job candidates and current personnel often consider the value of stock-based compensation. In recent years, we have increasingly linked compensation levels to corporate performance metrics. Declines in the price of our stock or failure to achieve annual revenue and profitability metrics could adversely affect our ability to attract or retain key employees.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include, among others:

•internal control and disclosure rules;
•data privacy and filtering requirements;

•	anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials; and

•	antitrust and competition regulations.

Violations of these laws and regulations by our employees or partners could result in fines and penalties, criminal sanctions against us or our employees and prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries. They could also materially affect our brand, our global operations, any international expansion efforts, our ability to attract and retain employees, our business overall, and our financial results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws.

We entered into a Non-Prosecution Agreement with the Securities and Exchange Commission, or the Commission, in June 2016 in connection with the previously-disclosed investigation relating to sales practices in a country outside the U.S. In the event we violate the terms of this Non- Prosecution Agreement, we could be subject to additional investigation or enforcement by the Commission or the Department of Justice. In addition, whether by virtue of disclosure of the Non-Prosecution Agreement or otherwise, we may be subject to investigations by foreign governments. Any such investigations or enforcement actions could have a material adverse effect on us.

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

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, domestic and foreign government attempts to regulate the operation of the Internet could negatively impact our business. While regulations recently adopted by the U.S. Federal Communications Commission that govern certain aspects of the operation of the Internet (such as content blocking and throttling and paid prioritization) do not apply to content delivery network providers like us, there is no guarantee that future regulatory and legislative initiatives or changes, including as a result of the nascent U.S. presidential administration, will not impact our business. In particular, it is difficult to predict how the regulatory environment in the U.S. will change as a result of the nascent presidential administration or whether any changes will have an adverse or favorable impact on our business.

Increasing regulatory focus on privacy issues and expanding laws and regulations could expose us to increased liability.

Privacy laws, including the new European Union General Data Protection Regulation, are rapidly changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our products and services are being used, and to respond to customer requests allowed under the laws, and how we use data generated from our network. Any perception that our business practices, data collection activities or how our services operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism (or boycotts), class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability.
Over the past several years, the regulatory landscape governing the transfer of covered personal data from Europe to the United States has seen sweeping changes. Where we once relied on the U.S.-European Union and the U.S.-Swiss Safe Harbor Frameworks as a means to legally transfer covered personal data from Europe to the United States, after their invalidation by European Union and Swiss authorities, we have replaced these mechanisms with the new U.S.-European Union and U.S. Swiss Privacy Shield Frameworks to legally transfer such data from Europe to the United States. While the respective Privacy Shield Frameworks have been approved by both European and Swiss authorities as valid mechanisms through which companies can transfer covered personal data from Europe to the United States, their legitimacy may continue to be subject to challenge and review in those and other jurisdictions. Any changing or new requirements or rulings by the European Commission or EU member jurisdictions may impact our services or subject us to sanctions, including fines and a prohibition on data transfers, by EU data protection regulators. Furthermore, any continued or new judicial challenges or reviews may result in new, modified or inconsistent standards or requirements for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. These developments could harm our business, financial condition and results of operations.
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

Certain of our service offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable; however, certain open-source code is governed by license agreements, the terms of which could require users of such software to make any derivative works of the software available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could be expensive and divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. If a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software available at no cost. Furthermore, open-source software may have security flaws and other deficiencies that could make our solutions less reliable and damage our business.

We may be unsuccessful at developing and maintaining strategic relationships with third parties that expand our distribution channels and increase revenue, which could significantly limit our long-term growth.

Achieving future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators, product makers and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenue. If we become reliant on a small number of large partners, any termination of our relationship with one of them could have an adverse impact on our financial condition. The need to develop such relationships can be particularly acute in areas outside of the U.S. We have not always been successful at developing these relationships due to the complexity of our services, our historical reliance on an internal sales force and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and services and ensuring that they are compliant with our ethical expectations requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channels. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for the sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number and quality of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.

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

As of June 30, 2017, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2017 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
April 1, 2017 – April 30, 2017	433,617	$59.68	433,617	$596,155
May 1, 2017 – May 31, 2017	737,329	51.10	737,329	558,479
June 1, 2017 – June 30, 2017	848,952	48.99	848,952	516,886
Total	2,019,898	$52.06	2,019,898	$516,886

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share. All repurchases were made pursuant to a previously-announced program.

(3)	Includes commissions paid.

(4)	In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 2018.

Item 6. Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 8, 2017	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.