Form 10-Q
period 2017-09-30
AKAMAI TECHNOLOGIES INC
filed 2017-11-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 6, 2017: 169,151,738

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$368,152	$324,169
Marketable securities	383,849	512,849
Accounts receivable, net of reserves of $2,359 and $6,145 at September 30, 2017, and December 31, 2016, respectively	400,839	368,596
Prepaid expenses and other current assets	142,943	104,303
Total current assets	1,295,783	1,309,917
Property and equipment, net	883,754	801,017
Marketable securities	661,929	779,311
Goodwill	1,358,762	1,228,503
Acquired intangible assets, net	176,288	149,463
Deferred income tax assets	18,930	8,982
Other assets	113,688	95,953
Total assets	$4,509,134	$4,373,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,339	$76,120
Accrued expenses	267,966	238,777
Deferred revenue	64,716	52,972
Other current liabilities	9,285	6,719
Total current liabilities	430,306	374,588
Deferred revenue	4,224	3,758
Deferred income tax liabilities	15,984	11,652
Convertible senior notes	657,131	640,087
Other liabilities	128,834	118,691
Total liabilities	1,236,479	1,148,776
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 175,549,867 shares issued and 169,726,509 shares outstanding at September 30, 2017, and 173,254,797 shares issued and outstanding at December 31, 2016	1,755	1,733
Additional paid-in capital	4,363,876	4,239,588
Accumulated other comprehensive loss	(24,833)	(56,222)
Treasury stock, at cost, 5,823,358 shares at September 30, 2017, and no shares at December 31, 2016	(306,628)	—
Accumulated deficit	(761,515)	(960,729)
Total stockholders’ equity	3,272,655	3,224,370
Total liabilities and stockholders’ equity	$4,509,134	$4,373,146

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$621,399	$584,065	$1,839,544	$1,723,925
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	225,468	204,467	645,821	605,526
Research and development	57,226	42,341	162,761	120,873
Sales and marketing	120,220	102,626	353,218	308,060
General and administrative	124,523	113,320	363,050	323,141
Amortization of acquired intangible assets	7,753	6,598	23,075	20,025
Restructuring charges	332	2,948	3,303	10,236
Total costs and operating expenses	535,522	472,300	1,551,228	1,387,861
Income from operations	85,877	111,765	288,316	336,064
Interest income	4,463	3,809	13,368	10,522
Interest expense	(4,746)	(4,666)	(13,989)	(13,958)
Other income, net	535	778	414	1,004
Income before provision for income taxes	86,129	111,686	288,109	333,632
Provision for income taxes	25,617	35,686	88,895	109,139
Net income	$60,512	$76,000	$199,214	$224,493
Net income per share:
Basic	$0.35	$0.44	$1.16	$1.28
Diluted	$0.35	$0.43	$1.15	$1.27
Shares used in per share calculations:
Basic	170,976	174,429	172,269	175,444
Diluted	171,505	175,617	173,371	176,525

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$60,512	$76,000	$199,214	$224,493
Other comprehensive income (loss):
Foreign currency translation adjustments	7,379	(358)	29,951	5,567
Change in unrealized gain on investments, net of income tax provision (benefit) of $187, $(866), $868 and $1,445 for the three and nine months ended September 30, 2017 and 2016, respectively	310	(1,488)	1,438	2,424
Other comprehensive income (loss)	7,689	(1,846)	31,389	7,991
Comprehensive income	$68,201	$74,154	$230,603	$232,484

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$199,214	$224,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,917	250,294
Stock-based compensation	122,103	105,304
Provision (benefit) for deferred income taxes	25,302	(13,861)
Amortization of debt discount and issuance costs	13,989	13,958
Other non-cash reconciling items, net	3,655	8,367
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,199)	22,477
Prepaid expenses and other current assets	(34,195)	4,014
Accounts payable and accrued expenses	22,150	54,892
Deferred revenue	991	6,885
Other current liabilities	3,651	4,670
Other non-current assets and liabilities	(7,036)	6,097
Net cash provided by operating activities	603,542	687,590
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(197,201)	(2,936)
Purchases of property and equipment	(185,466)	(134,874)
Capitalization of internal-use software development costs	(122,460)	(105,477)
Purchases of short- and long-term marketable securities	(249,098)	(614,808)
Proceeds from sales of short- and long-term marketable securities	180,405	57,900
Proceeds from maturities of short- and long-term marketable securities	317,974	498,633
Other non-current assets and liabilities	(1,895)	(3,145)
Net cash used in investing activities	(257,741)	(304,707)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	41,740	42,339
Employee taxes paid related to net share settlement of stock-based awards	(48,122)	(38,560)
Repurchases of common stock	(306,629)	(294,867)
Other non-current assets and liabilities	(1,096)	—
Net cash used in financing activities	(314,107)	(291,088)
Effects of exchange rate changes on cash and cash equivalents	12,289	535
Net increase in cash and cash equivalents	43,983	92,330
Cash and cash equivalents at beginning of period	324,169	289,473
Cash and cash equivalents at end of period	$368,152	$381,803

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the nine months ended September 30, 2017 and 2016 of $5,867 and $1,582, respectively	$79,479	$64,716
Non-cash investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	29,546	35,176
Capitalization of stock-based compensation	21,602	17,086

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

In addition, the Company adopted the presentation requirements related to the excess tax benefits in its statements of cash flows on a retrospective basis beginning January 1, 2015. The line items, included in both cash flows from operating activities and financing activities, labeled excess tax benefits from stock-based compensation were eliminated. This had the impact of increasing net cash provided by operating activities and net cash used in financing activities. Prior periods have been revised as follows (in thousands):

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

The updated guidance impacts, or requires the Company to modify, certain judgments and estimates that the Company currently makes as it relates to recognizing revenue. The Company primarily derives revenue from the sales of its services, but in some instances licenses software to some of its customers. Prior to adoption of the updated guidance, the Company did not establish vendor-specific objective evidence (“VSOE”) for the undelivered elements sold with the software. Thus, revenue from license sales was deferred and recognized over the arrangement term. Upon adoption of the new revenue standard, license revenue will be recognized at a point in time when the license is delivered, provided all other revenue recognition criteria have been met. This will result in accelerating revenue recognition for these types of arrangements. For sales of our services, integration fee revenue that was previously recognized ratably over the estimated life of the customer arrangement will be recognized when integration has been completed, which will have the effect of accelerating revenue from integration fees. In addition, the Company currently establishes a reserve for cash basis customers if collectability is not reasonably assured and recognizes revenue as cash is collected. Upon adoption of the new standard, revenue will be recognized for those customers when collectability becomes probable, transfer of control for all performance obligations has occurred and all other revenue recognition criteria have been achieved, rather than when collectability is reasonably assured.

The Company has quantified the impact that these changes would have had on revenue reported for the year ended December 31, 2016, the first half of 2017 and each of the quarters therein, and it would not have had a material impact on the Company's consolidated financial statements. The Company continues to assess the expected impact to the remainder of 2017, but does not expect adoption to have a material impact on its consolidated financial statements for the year then ending.

The Company is also assessing the impact of capitalizing costs associated with obtaining customer contracts, specifically commission and incentive payments. Currently, these payments are expensed in the period they are incurred. Under the updated guidance, these payments will be deferred on the Company's consolidated balance sheets and amortized over the expected life of the customer arrangement. The Company has quantified the impact that these changes would have had on sales and marketing expenses recorded in the consolidated statements of income for the year ended December 31, 2016, the first half of 2017 and for each of the quarters therein, and determined it would not have had a material impact on the consolidated statements of income for such periods. The Company continues to assess the expected impact to the remainder of 2017. The Company also continues to assess what effect the change would have on the consolidated balance sheet as of December 31, 2017, particularly the impact on prepaid expenses and other current assets, other assets and retained earnings. However, the Company expects the consolidated balance sheet impact to be material for these items since the quantification represents the deferral of certain commission and incentive payments that have been paid over multiple years.

The Company continues to evaluate the impact this updated guidance will have on disclosure requirements related to revenue.

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases with terms greater than 12 months on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This will impact all leases, including leases for real estate and co-location facilities, among other arrangements currently under evaluation. The Company plans to adopt this standard in the first quarter of 2019 and expects to record significant right-of-use assets and lease liabilities on its consolidated balance sheets. The Company has formed a project team to assess the current state of accounting for leases, to understand the gaps between the current state and required future state and to implement the new processes, systems and controls required. The Company expects the adoption of this standard to require changes to its processes, systems and controls over financial reporting.

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

In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance will be effective for the Company on January 1, 2018 and is to be applied on a modified retrospective basis through recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. Upon adoption, the Company expects to reclassify $10.8 million from other current assets and $23.6 million from other assets to retained earnings. However, this amount could change if the Company recognizes additional intra-entity transfers of assets in the remainder of 2017.

In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating whether transactions should be accounted for as transfers of assets or business combinations. This guidance will be effective for the Company on January 1, 2018 and is to be applied prospectively. The adoption of this new accounting guidance will change the manner in which the Company evaluates whether a transaction is a transfer of assets or a business combination. This may result in a transaction being recorded as a transfer of assets, whereas previously the Company may have concluded it was a business combination.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of September 30, 2017 and December 31, 2016 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2017
Commercial paper	$5,955	$—	$(2)	$5,953	$5,953	$—
Corporate bonds	815,357	337	(1,797)	813,897	319,136	494,761
U.S. government agency obligations	220,013	—	(1,180)	218,833	58,706	160,127
	$1,041,325	$337	$(2,979)	$1,038,683	$383,795	$654,888

As of December 31, 2016
Commercial paper	$40,965	$—	$(45)	$40,920	$40,920	$—
Corporate bonds	984,650	123	(3,697)	981,076	418,495	562,581
U.S. government agency obligations	267,473	35	(1,366)	266,142	53,157	212,985
	$1,293,088	$158	$(5,108)	$1,288,138	$512,572	$775,566

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of September 30, 2017, the Company held for investment corporate bonds with a fair value of $363.4 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these corporate bonds included in accumulated other comprehensive loss as of September 30, 2017 were $1.8 million. The losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of September 30, 2017
Cash Equivalents and Marketable Securities:
Money market funds	$26,201	$26,201	$—	$—
Commercial paper	5,953	—	5,953	—
Corporate bonds	813,897	—	813,897	—
U.S. government agency obligations	218,833	—	218,833	—
Mutual funds	7,097	7,097	—	—
	$1,071,981	$33,298	$1,038,683	$—

Liabilities:
Contingent consideration obligations related to completed acquisitions	$(5,300)	$—	$—	$(5,300)

As of December 31, 2016
Cash Equivalents and Marketable Securities:
Money market funds	$8,726	$8,726	$—	$—
Commercial paper	40,920	—	40,920	—
Corporate bonds	981,076	—	981,076	—
U.S. government agency obligations	266,142	—	266,142	—
Mutual funds	4,022	4,022	—	—
	$1,300,886	$12,748	$1,288,138	$—

Liabilities:
Contingent consideration obligations related to completed acquisitions	$(7,100)	$—	$—	$(7,100)

As of September 30, 2017 and December 31, 2016, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2017 and December 31, 2016, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended September 30, 2017.

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

The valuation technique used to measure fair value of the Company's Level 3 liabilities, which consist of contingent consideration related to the acquisitions of Soha Systems, Inc. and Cyberfend, Inc. in 2016, was primarily an income-based approach. The significant unobservable input used in the fair value measurement of the contingent consideration was the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology as well as achieving certain post-closing financial results.

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Due in 1 year or less	$383,795	$512,572
Due after 1 year through 5 years	654,888	775,566
	$1,038,683	$1,288,138

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs during the nine months ended September 30, 2017 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2017	$(7,100)
Fair value adjustment to contingent consideration included in general and administrative expense	550
Cash paid upon achievement of milestone	1,250
Balance as of September 30, 2017	$(5,300)

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Trade accounts receivable	$285,310	$260,976
Unbilled accounts receivable	117,888	113,765
Gross accounts receivable	403,198	374,741
Allowance for doubtful accounts	(2,055)	(829)
Reserve for cash-basis customers	(304)	(5,316)
Total accounts receivable reserves	(2,359)	(6,145)
Accounts receivable, net	$400,839	$368,596

The decrease to the reserve for cash-basis customers is primarily attributable to two customers that were removed from cash-basis revenue recognition due to a strong, consistent history of payment.

4. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2017 was as follows (in thousands):

Balance as of January 1, 2017	$1,228,503
Acquisition of Soasta, Inc.	121,669
Measurement period adjustments	(216)
Foreign currency translation	8,806
Balance as of September 30, 2017	$1,358,762

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$137,891	$(61,499)	$76,392	$119,091	$(50,823)	$68,268
Customer-related intangible assets	221,010	(125,179)	95,831	192,810	(114,209)	78,601
Non-compete agreements	4,510	(3,751)	759	5,030	(3,775)	1,255
Trademarks and trade names	6,100	(2,794)	3,306	3,700	(2,361)	1,339
Acquired license rights	490	(490)	—	490	(490)	—
Total	$370,001	$(193,713)	$176,288	$321,121	$(171,658)	$149,463

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2017 was $7.8 million and $23.1 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2016 was $6.6 million and $20.0 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2017, aggregate expense related to amortization of acquired intangible assets is expected to be $7.8 million for the remainder of 2017, and $31.4 million, $32.8 million, $29.5 million and $24.1 million for 2018, 2019, 2020 and 2021, respectively.

5. Business Combinations

Acquisition-related costs during the nine months ended September 30, 2017 were $5.4 million and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisition completed during the nine months ended September 30, 2017 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition that are included in the Company's consolidated statements of income are also not presented separately because they are not material.

Soasta

In April 2017, the Company acquired Soasta, Inc. ("Soasta"), a leader in digital performance management, for $199.3 million in cash. The allocation of the purchase price has not been finalized as of the filing of these financial statements. The acquisition is expected to allow the Company to offer solutions designed to provide greater visibility into the business impact of customers' website and application optimization strategies.

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

Nominum

In October 2017, the Company agreed to acquire Nominum, Inc. ("Nominum"), a provider of domain name system ("DNS") and enterprise security solutions. The acquisition is expected to close in the fourth quarter of 2017 and is intended to add complementary capabilities to the Company's portfolio of security offerings while expanding the Company’s distribution to carriers that serve enterprise customers.

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

The Notes consist of the following components as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(32,869)	(49,913)
Net carrying amount	$657,131	$640,087

Equity component:	$101,276	$101,276

The estimated fair value of the Notes at September 30, 2017 was $670.3 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $48.72 on September 30, 2017, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the consolidated statements of income related to the Notes for the three and nine months ended September 30, 2017 and 2016, in thousands.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of debt discount and issuance costs	$5,731	$5,534	$17,044	$16,457
Capitalization of interest expense	(985)	(868)	(3,055)	(2,499)
Total interest expense	$4,746	$4,666	$13,989	$13,958

7. Commitments and Contingencies

Legal Matters

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company entered into an agreement that requires Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the three and nine months ended September 30, 2017, the Company received $4.5 million and $13.5 million, respectively, under this agreement, of which $4.1 million and $12.3 million was recorded as a gain contingency, which reduced general and administrative expenses in the consolidated statements of income, respectively, and $0.4 million and $1.2 million was recorded as interest income, respectively.

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

8. Stockholders’ Equity

Share Repurchase Program

In February 2016, the Board of Directors authorized a $1.0 billion repurchase program effective from February 2016 through December 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant. During the nine months ended September 30, 2017, the Company repurchased 5.8 million shares of its common stock for $306.6 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$5,296	$4,701	$15,055	$13,224
Research and development	10,100	7,727	28,743	20,917
Sales and marketing	15,672	14,729	44,780	40,340
General and administrative	10,780	11,495	33,525	30,823
Total stock-based compensation	41,848	38,652	122,103	105,304
Provision for income taxes	(11,211)	(11,664)	(41,417)	(36,185)
Total stock-based compensation, net of income taxes	$30,637	$26,988	$80,686	$69,119

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and nine months ended September 30, 2017 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $5.1 million and $12.5 million, respectively, before taxes. For the three and nine months ended September 30, 2016, the Company's consolidated statements of income include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.5 million and $10.4 million, respectively, before taxes.

9. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2017 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2017	$(59,017)	$2,795	$(56,222)
Other comprehensive gain	29,951	1,438	31,389
Balance as of September 30, 2017	$(29,066)	$4,233	$(24,833)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the nine months ended September 30, 2017.

10. Income Taxes

The Company’s effective income tax rate was 30.9% and 32.7% for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods, including tax benefits related to stock-based compensation, retroactive changes in tax legislation, settlements of tax audits or assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies.

For the nine months ended September 30, 2017 and 2016, the effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., plus the effect of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$60,512	$76,000	$199,214	$224,493
Denominator:
Shares used for basic net income per share	170,976	174,429	172,269	175,444
Effect of dilutive securities:
Stock options	150	341	279	380
RSUs and DSUs	379	847	823	701
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	171,505	175,617	173,371	176,525
Basic net income per share	$0.35	$0.44	$1.16	$1.28
Diluted net income per share	$0.35	$0.43	$1.15	$1.27

For the three and nine months ended September 30, 2017 and 2016, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	25	36	13	74
Service-based RSUs	5,407	1,450	4,074	2,672
Performance-based RSUs	1,116	1,245	1,165	884
Convertible senior notes	7,704	7,704	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704	7,704	7,704
Total shares excluded from computation	21,956	18,139	20,660	19,038

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are dependent on media customers where usage of our services is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of social media and video platform capabilities, the timing and variability of customer-specific one-time events, the rate of adoption of over-the-top, or OTT, services and the impact of seasonal variations on our business. Our ability to expand our product portfolio, sell incremental services to our installed customer base and to maintain the prices we charge for our services are also key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•	Increased sales of our security solutions have made a significant contribution to revenue growth, and we expect to continue our focus on security solutions in the future.

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming, social media and software downloads, contributing to an increase in our revenue. However, from the second half of 2015 onward, our traffic growth rates have moderated, primarily due to the “do-it-yourself” efforts by some of our customers that are among the largest Internet platform companies: Amazon, Apple, Facebook, Google, Microsoft and Netflix. We refer to these companies as our Internet Platform Customers. These customers have increasingly elected to develop and rely on their own internal infrastructure to deliver more of their media content themselves rather than use our services. As a result, we are likely to continue experiencing lower revenue from these customers as compared to prior years. While we have not experienced a significant shift to internal infrastructure usage across the remainder of our media services customer base, we have experienced a moderation in traffic growth from these customers. Factors that may impact their usage of our services are competition (including using multiple providers to handle their traffic needs), contract renewal terms and changes in demand for their offerings. These factors are variable and unpredictable and could impact our revenue.

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

•
We have experienced variations in certain types of revenue from quarter to quarter. In particular, we experience higher revenue in the fourth quarter of the year for some of our solutions as a result of holiday season activity. We also earn less revenue in the summer months, particularly in Europe, from both e-commerce and media customers because overall Internet use declines during that time. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers using our software download solutions; whether there are large live sporting or other events that increase the amount of media traffic on our network; and the frequency and timing of purchases of custom services.

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

•
Payroll and related compensation costs have grown as we have increased headcount, particularly in our professional services and engineering teams to support our revenue growth and strategic initiatives. We increased our headcount by 949 employees during the nine-month period ended September 30, 2017, of which approximately 145 employees were from our acquisition of Soasta, Inc., or Soasta. During the year ended December 31, 2016, we increased our headcount by 406 employees. We expect to continue to hire additional employees, both domestically and internationally, in support of our strategic initiatives.

In April 2017, we completed the acquisition of Soasta, which was dilutive to our earnings per share for the second and third quarters of 2017. It is expected to continue to be dilutive to our earnings per share for at least the remainder of 2017. We also announced in October 2017 an agreement to acquire Nominum, Inc., or Nominum. Nominum is expected to be dilutive to our earnings during the fourth quarter of 2017, assuming we are able to close the transaction this year, and to 2018 due to the impact purchase accounting has on revenue recognition and costs associated with integrating and scaling the business.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	36.3	35.0	35.1	35.1
Research and development	9.2	7.2	8.8	7.0
Sales and marketing	19.3	17.6	19.2	17.9
General and administrative	20.0	19.4	19.7	18.7
Amortization of acquired intangible assets	1.2	1.1	1.3	1.2
Restructuring charges	0.1	0.5	0.2	0.6
Total costs and operating expenses	86.1	80.8	84.3	80.5
Income from operations	13.9	19.2	15.7	19.5
Interest income	0.7	0.7	0.7	0.6
Interest expense	(0.8)	(0.8)	(0.8)	(0.8)
Other income, net	0.1	0.1	—	0.1
Income before provision for income taxes	13.9	19.2	15.7	19.4
Provision for income taxes	4.1	6.1	4.8	6.3
Net income	9.8%	13.1%	10.9%	13.1%

Revenue

Revenue during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
Revenue	$621,399	$584,065	6.4%	6.3%	$1,839,544	$1,723,925	6.7%	7.2%

During the three- and nine-month periods ended September 30, 2017, the increase in our revenue as compared to the same periods in 2016 was primarily the result of continued strong growth from our Cloud Security Solutions, which grew 27% and 32%, respectively, during these periods. However, our recent revenue growth rates have been impacted by the "do-it-yourself" efforts of our Internet Platform Customers, some of which have developed internal infrastructure to deliver more of their media content themselves rather than rely on our media services. Revenue from these six customers in the aggregate was $50.6 million and $153.1 million for the three- and nine-month periods ended September 30, 2017, respectively, as compared to $58.0 million and $192.0 million for the three- and nine-month periods ended September 30, 2016, respectively.

While our fourth quarter revenue is the hardest to predict due to holiday seasonality, we expect an increase relative to the third quarter.

The following table quantifies the contribution to revenue during the periods presented from our divisions (in thousands). It is a customer-focused reporting view that reflects revenue we received from customers that are managed by the indicated division. For example, Media Division revenue represents all revenue received from customers who predominately purchase solutions from our media vertical (OTT video services, gaming, social media, etc.), including revenue from non-media solutions those customers purchase. During the first quarter of 2017, the divisional categorization of certain customers was adjusted based on how those customer relationships are currently being managed. The historical presentation of divisional revenue was revised in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
Web Division	$327,926	$288,104	13.8%	13.7%	$947,600	$828,662	14.4%	14.9%
Media Division	273,415	276,205	(1.0)	(1.2)	834,887	843,756	(1.1)	(1.0)
Enterprise and Carrier Division	20,058	19,756	1.5	1.3	57,057	51,507	10.8	10.9
Total revenue	$621,399	$584,065	6.4%	6.3%	$1,839,544	$1,723,925	6.7%	7.2%

The increase in Web Division revenue during the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was due to increased purchases of new solutions and upgrades to existing services by this customer base. Increased sales of our Cloud Security Solutions to Web Division customers was a principal contributor to our overall revenue growth, particularly our Kona Site Defender and Prolexic offerings as well as our new Bot Manager offering.

The decline in the year-over-year revenue in the Media Division for the nine-month period ended September 30, 2017 was primarily the result of decreased traffic from our Internet Platform Customers. Excluding the impact of those customers, revenue grew year-over-year by 5% for the nine-month period ended September 30, 2017 as compared to the same period in 2016. For the three-month period ended September 30, 2017, we experienced traffic growth from our Media Division customers that was strong across both our Internet Platform Customers and our core installed base, with particularly strong growth among our video delivery customers. The slight decrease in revenue for the three-month period ended September 30, 2017 as compared to the same period in 2016, was driven by our Internet Platform Customers. Excluding our Internet Platform Customers, Media Division revenue grew 3% for the three-month period ended September 30, 2017 as compared to the same period in 2016.

The following table quantifies the contribution to revenue during the periods presented from our solution categories, which is a product-focused view that reflects revenue by solution purchased (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
Performance and Security Solutions	$381,461	$345,118	10.5%	10.4%	$1,126,416	$987,623	14.1%	14.6%
Media Delivery Solutions	182,753	188,075	(2.8)	(3.0)	549,054	591,091	(7.1)	(6.8)
Services and Support Solutions	57,185	50,872	12.4	12.4	164,074	145,211	13.0	13.5
Total revenue	$621,399	$584,065	6.4%	6.3%	$1,839,544	$1,723,925	6.7%	7.2%

The increase in Performance and Security Solutions revenue for the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was due to increased demand across all major product lines, with especially strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the three- and nine-month periods ended September 30, 2017 was $121.4 million and $346.3 million, respectively, as compared to $95.2 million and $262.9 million for the three- and nine-month periods ended September 30, 2016, respectively.

The decline in Media Delivery Solutions revenue for the three- and nine-month period ended September 30, 2017 as compared to the same period in 2016 was primarily the result of revenue from our Internet Platform Customers. Our Media Delivery Solutions revenue for other customers increased by 2% for the three-month period ended September 30, 2017, and remained relatively flat for the nine-month period ended September 30, 2017, as compared to the same periods in 2016.

The increase in Services and Support Solutions revenue for the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was primarily due to purchases of upgrades to services by our existing customers and was also impacted by the acquisition of Soasta, which occurred in April 2017. The nine-month period ended September 30, 2017, as compared to the same period in 2016, also increased due to increased demand for professional services to help execute live media events.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
U.S.	$408,544	$404,065	1.1%	1.1%	$1,218,194	$1,196,433	1.8%	1.7%
International	212,855	180,000	18.3	17.8	621,350	527,492	17.8	19.5
Total revenue	$621,399	$584,065	6.4%	6.3%	$1,839,544	$1,723,925	6.7%	7.2%

The reduced revenue from our Internet Platform Customers, which are concentrated in the U.S., negatively impacted our U.S. revenue growth rates for the three- and nine-month periods ended September 30, 2017. Excluding the Internet Platform Customers, our U.S. revenue growth rates would have been 4% and 6% for the three- and nine-month periods ended September 30, 2017, respectively.

For both the three- and nine-month periods ended September 30, 2017, approximately 34% of our revenue was derived from our operations located outside the U.S., compared to 31% for both the three- and nine-month periods ended September 30, 2016. No single country outside the U.S. accounted for 10% or more of revenue during any of these periods. During the three- and nine-month periods ended September 30, 2017, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates impacted our revenue by a favorable $5.4 million and $0.8 million during the three- and nine-month periods ended September 30, 2017, respectively, as compared to the same periods in 2016.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Bandwidth fees	$42,717	$42,099	1.5%	$125,438	$125,876	(0.3)%
Co-location fees	33,474	32,987	1.5	96,826	98,804	(2.0)
Network build-out and supporting services	18,742	14,285	31.2	54,477	44,957	21.2
Payroll and related costs	55,499	49,169	12.9	160,465	140,475	14.2
Stock-based compensation, including amortization of prior capitalized amounts	10,033	8,012	25.2	26,681	23,002	16.0
Depreciation of network equipment	35,943	35,402	1.5	106,602	105,883	0.7
Amortization of internal-use software	29,060	22,513	29.1	75,332	66,526	13.2
Total cost of revenue	$225,468	$204,467	10.3%	$645,821	$605,523	6.7%
As a percentage of revenue	36.3%	35.0%		35.1%	35.1%

The increase in total cost of revenue for the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was primarily due to growth in:

•	payroll and related costs, as well as stock-based compensation, due to increased hiring in our services team to support revenue growth;

•	amounts paid for network build-out and supporting services related to investments in network expansion to support our security infrastructure growth; and

•	amortization of internal-use software as we continued to release internally-developed software onto our network, particularly during the three-month period ended September 30, 2017.

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

We believe that cost of revenue will increase during the fourth quarter of 2017 as compared to the first three quarters of 2017 primarily due to higher bandwidth expenses associated with increased customer traffic on our network and the costs of efforts to increase our network's capacity and resiliency to enhance the security of our platform. Additionally, during the fourth quarter of 2017, we anticipate amortization of internal-use software development costs to increase as compared to the first three quarters of 2017, along with increased payroll and related costs associated with our professional services personnel and related expenses. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Payroll and related costs	$85,528	$63,927	33.8%	$239,312	$189,734	26.1%
Stock-based compensation	10,100	7,727	30.7	28,743	20,917	37.4
Capitalized salaries and related costs	(40,353)	(30,429)	32.6	(111,208)	(93,557)	18.9
Other expenses	1,951	1,116	74.8	5,914	3,779	56.5
Total research and development	$57,226	$42,341	35.2%	$162,761	$120,873	34.7%
As a percentage of revenue	9.2%	7.2%		8.8%	7.0%

The increase in research and development expenses during the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was due to growth in:

•	payroll and related costs as a result of headcount growth to support investments in new product development and network scaling, and as a result of our recent acquisitions; and

•	stock-based compensation due to increased headcount, in addition to market adjustments of award sizes due to competition for certain engineering talent.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three- and nine-month periods ended September 30, 2017, we capitalized $7.0 million and $20.1 million, respectively, of stock-based compensation. During the three- and nine-month periods ended September 30, 2016, we capitalized $5.2 million and $15.8 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses will continue to increase during the fourth quarter of 2017 as compared to the first three quarters of 2017 as we expect to continue to increase our number of development personnel, whether through hiring or acquisition activity, in order to make improvements to our core technology and support engineering innovation and the development of new services.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Payroll and related costs	$87,152	$75,351	15.7%	$253,994	$226,179	12.3%
Stock-based compensation	15,672	14,729	6.4	44,780	40,340	11.0
Marketing programs and related costs	10,299	7,529	36.8	31,988	23,137	38.3
Other expenses	7,097	5,017	41.5	22,456	18,404	22.0
Total sales and marketing	$120,220	$102,626	17.1%	$353,218	$308,060	14.7%
As a percentage of revenue	19.3%	17.6%		19.2%	17.9%

The increase in sales and marketing expenses during the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was primarily due to growth in:

•	payroll and related costs from headcount increases to enable our Web and Enterprise and Carrier Divisions' go-to-market strategies in support of growth opportunities; and

•	marketing programs and related costs in support of our go-to-market strategy and ongoing geographic expansion.

We believe that sales and marketing expenses will continue to increase during the fourth quarter of 2017 as compared to the first three quarters of 2017, primarily due to commission and incentive expenses which are typically higher in the fourth quarter due to the seasonality of our business and due to sales attainment accelerators. We also hold a customer conference in the fourth quarter, which increases our marketing expenses during that quarter.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Payroll and related costs	$51,605	$42,004	22.9%	$144,012	$122,367	17.7%
Stock-based compensation	10,780	11,495	(6.2)	33,525	30,823	8.8
Depreciation and amortization	19,686	16,688	18.0	56,283	48,081	17.1
Facilities-related costs	20,399	18,337	11.2	59,381	53,545	10.9
Provision for doubtful accounts	1,499	278	439.2	2,404	1,106	117.4
Acquisition-related costs	773	236	227.5	4,803	490	880.2
License of patent	(4,128)	(4,415)	(6.5)	(12,252)	(4,415)	177.5
Professional fees and other expenses	23,909	28,697	(16.7)	74,894	71,144	5.3
Total general and administrative	$124,523	$113,320	9.9%	$363,050	$323,141	12.4%
As a percentage of revenue	20.0%	19.4%		19.7%	18.7%

The increase in general and administrative expenses for the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was primarily due to the expansion of company infrastructure throughout 2016 to support investments in engineering, go-to market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint, which increased facilities-related costs and depreciation and amortization. We also increased headcount, specifically in our network infrastructure and information technology functions in support of our security infrastructure growth, which increased payroll and related costs.

For the nine-month period ended September 30, 2017, as compared to the same period in 2016, we also experienced an increase in acquisition-related costs due to our acquisition of Soasta.

For the three-month period ended September 30, 2017, as compared to the same period in 2016, the increase to general and administrative expenses was partially offset by a decrease to professional fees for legal costs incurred in 2016 as part of ongoing litigation during that time period.

The increase in general and administrative expenses for the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was partially offset by payments received from Limelight Networks, Inc., or Limelight, under the terms of a patent license arrangement we entered into to resolve a patent lawsuit between Akamai and Limelight.

During the fourth quarter of 2017, we expect general and administrative expenses to increase as compared to the first three quarters of 2017, due to anticipated higher payroll and related costs and facilities-related costs. The increase in those expenses is expected to be attributable to headcount growth, investments in information technology and the expansion of our facility footprint to support the larger number of employees, which occurred throughout 2016 and the first three quarters of 2017.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Amortization of acquired intangible assets	$7,753	$6,598	17.5%	$23,075	$20,025	15.2%
As a percentage of revenue	1.2%	1.1%		1.3%	1.2%

The increase in amortization of acquired intangible assets for the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was the result of amortization of assets related to our 2016 and 2017 acquisitions. Based on our intangible assets at September 30, 2017, we expect amortization of acquired intangible assets to be approximately $7.8 million for the remainder of 2017, and $31.4 million, $32.8 million, $29.5 million and $24.1 million for 2018, 2019, 2020 and 2021, respectively.

Restructuring Charges

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Restructuring charges	$332	$2,948	(88.7)	$3,303	$10,236	(67.7)
As a percentage of revenue	0.1%	0.5%		0.2%	0.6%

The restructuring charges for the three- and nine-month periods ended September 30, 2017 consisted of severance expenses associated with the acquisition of Soasta, as well as a termination fee incurred to cancel a portion of the facility lease acquired in the acquisition. The restructuring charges for the three- and nine-month periods ended September 30, 2016, were the result of changes that occurred during 2016 to our organizational structure to reorganize our products and development groups and global sales, services and marketing teams into divisions centered on our solutions. The restructuring charges in the 2016 periods related to severance expenses for impacted employees and charges for internal-use software not yet placed into service that were not completed nor launched due to changing priorities as part of the reorganization.

Non-Operating Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Interest income	$4,463	$3,809	17.2%	$13,368	$10,522	27.0%
As a percentage of revenue	0.7%	0.7%		0.7%	0.6%
Interest expense	$(4,746)	$(4,666)	1.7	$(13,989)	$(13,958)	0.2
As a percentage of revenue	(0.8)%	(0.8)%		(0.8)%	(0.8)%
Other income, net	$535	$778	(31.2)	$414	$1,004	(58.8)
As a percentage of revenue	0.1%	0.1%		—%	0.1%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other income, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other income, net for the three- and nine-month periods ended September 30, 2017, as compared to the same periods in 2016, was primarily due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other income, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Provision for income taxes	$25,617	$35,686	(28.2)%	$88,895	$109,139	(18.5)%
As a percentage of revenue	4.1%	6.1%		4.8%	6.3%
Effective income tax rate	29.7%	32.0%		30.9%	32.7%

For each of the three- and nine-month periods ended September 30, 2017 and 2016, our effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. plus the effect of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

We expect our full year effective income tax rate to decrease as compared to the effective income tax rate recognized during the nine months ended September 30, 2017, as a result of known discrete items occurring in the fourth quarter of 2017. This expectation does not take into consideration the effects of other potential one-time discrete items that may be recorded in the future, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions of other companies. The effective tax rate could also be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards. Further, our effective tax rate may fluctuate within a fiscal year and from quarter to quarter due to items arising from discrete events.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on accounting principles generally accepted in the U.S., or GAAP, we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision-making, for planning and forecasting purposes, to set executive compensation and to evaluate our financial performance. These non-GAAP financial measures are: non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and impact of foreign currency exchange rates, as discussed below.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Income from operations	$85,877	$111,765	$288,316	$336,064
Amortization of acquired intangible assets	7,753	6,598	23,075	20,025
Stock-based compensation	41,848	38,652	122,103	105,304
Amortization of capitalized stock-based compensation and capitalized interest expense	5,736	3,983	14,203	11,662
Restructuring charges	332	2,948	3,303	10,236
Acquisition-related costs	530	241	3,379	523
Legal matter costs	—	—	—	890
Non-GAAP income from operations	$142,076	$164,187	$454,379	$484,704

GAAP operating margin	14%	19%	16%	19%
Non-GAAP operating margin	23%	28%	25%	28%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$60,512	$76,000	$199,214	$224,493
Amortization of acquired intangible assets	7,753	6,598	23,075	20,025
Stock-based compensation	41,848	38,652	122,103	105,304
Amortization of capitalized stock-based compensation and capitalized interest expense	5,736	3,983	14,203	11,662
Restructuring charges	332	2,948	3,303	10,236
Acquisition-related costs	530	241	3,379	523
Legal matter costs	—	—	—	890
Amortization of debt discount and issuance costs	4,746	4,666	13,989	13,958
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(14,802)	(12,939)	(44,243)	(37,094)
Non-GAAP net income	$106,655	$120,149	$335,023	$349,997

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net income per diluted share	$0.35	$0.43	$1.15	$1.27
Amortization of acquired intangible assets	0.05	0.04	0.13	0.11
Stock-based compensation	0.24	0.22	0.70	0.60
Amortization of capitalized stock-based compensation and capitalized interest expense	0.03	0.02	0.08	0.07
Restructuring charges	—	0.02	0.02	0.06
Acquisition-related costs	—	—	0.02	—
Legal matter costs	—	—	—	0.01
Amortization of debt discount and issuance costs	0.03	0.03	0.08	0.08
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.09)	(0.07)	(0.26)	(0.21)
Non-GAAP net income per diluted share	$0.62	$0.68	$1.93	$1.98

Shares used in diluted per share calculations	171,505	175,617	173,371	176,525

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$60,512	$76,000	$199,214	$224,493
Amortization of acquired intangible assets	7,753	6,598	23,075	20,025
Stock-based compensation	41,848	38,652	122,103	105,304
Amortization of capitalized stock-based compensation and capitalized interest expense	5,736	3,983	14,203	11,662
Restructuring charges	332	2,948	3,303	10,236
Acquisition-related costs	530	241	3,379	523
Legal matter costs	—	—	—	890
Interest income	(4,463)	(3,809)	(13,368)	(10,522)
Amortization of debt discount and issuance costs	4,746	4,666	13,989	13,958
Provision for income taxes	25,617	35,686	88,895	109,139
Depreciation and amortization	83,689	73,930	235,639	218,607
Other (income), net	(535)	(778)	(414)	(1,004)
Adjusted EBITDA	$225,765	$238,117	$690,018	$703,311
Adjusted EBITDA margin	36%	41%	38%	41%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2017, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency securities, totaled $1.4 billion. Factoring in our convertible senior notes of $690.0 million, our net cash at September 30, 2017 was $723.9 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2017, we had cash and cash equivalents of $208.2 million held in accounts outside the U.S. An immaterial amount of these funds would be subject to U.S. federal taxation if repatriated, with such tax liability partially offset by foreign tax credits. The remainder of our cash and cash equivalents held outside the U.S. are subject to, or offset by, intercompany obligations to our parent company in the U.S. and, therefore, are not subject to U.S. federal taxation. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Net income	$199,214	$224,493
Non-cash reconciling items included in net income	437,966	364,062
Changes in operating assets and liabilities	(33,638)	99,035
Net cash flows provided by operating activities	$603,542	$687,590

The decrease in cash provided by operating activities for the nine-month period ended September 30, 2017, as compared to the same period in 2016, was primarily due to higher annual bonus payouts due to increased headcount and higher attainment, higher cash paid for income taxes due to the timing of estimated tax payments and increased prepayments for multi-year network-related maintenance contracts that were renewed during the first nine months of 2017, in addition to the impact of lower profitability.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Cash paid for acquired businesses, net of cash acquired	$(197,201)	$(2,936)
Purchases of property and equipment and capitalization of internal-use software development costs	(307,926)	(240,351)
Net marketable securities activity	249,281	(58,275)
Other investing activity	(1,895)	(3,145)
Net cash used in investing activities	$(257,741)	$(304,707)

The decrease in cash used in investing activities during the nine-month period ended September 30, 2017, as compared to the same period in 2016, was driven by our acquisition of Soasta in April 2017, in which cash paid, net of cash acquired, was $197.2 million. This was offset by net marketable securities activity, which provided an inflow of cash provided by investing activities during the nine-month period ended September 30, 2017 because we held the majority of the proceeds from our sales and maturities of marketable securities to fund the acquisition. The net marketable securities activity related to the Soasta acquisition was partially offset by an increase in purchases of property and equipment during the nine-month period ended September 30, 2017, as compared to the same period in 2016, as we increased investment in our network.

Cash Used in Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Activity related to stock-based compensation	$(6,382)	$3,779
Repurchases of common stock	(306,629)	(294,867)
Other financing activities	(1,096)	—
Net cash used in financing activities	$(314,107)	$(291,088)

The increase in cash used in financing activities during the nine-month period ended September 30, 2017, as compared to the same period in 2016, was primarily the result of increased share repurchases. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 31, 2018. The Company's goal for the share repurchase program is to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the nine-month period ended September 30, 2017, we repurchased 5.8 million shares of common stock at a weighted average price of $52.65 per share for an aggregate of $306.6 million. During the nine-month period ended September 30, 2016, we repurchased 5.7 million shares of common stock at a weighted average price of $51.41 per share for an aggregate of $294.9 million. As of September 30, 2017, $387.9 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of September 30, 2017, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2016, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2017 was determined to be immaterial.

As of September 30, 2017, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2017. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2017 and December 31, 2016, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at September 30, 2017, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not continue to innovate and develop profitable solutions and technologies that are attractive to existing and potential customers, our operating results may suffer.

We have been in business for nearly two decades and consider ourselves pioneers in the development of content and application delivery and security solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage. In particular, our traditional offerings, particularly our media services, risk becoming commoditized as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings, or risk losing such business. We believe, therefore, that developing or acquiring innovative, high-margin solutions is key to our revenue growth and profitability. We must do so in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers, where competitors may develop products and services that are, or may be viewed as, better than ours and where it can be costly to acquire other companies. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept. This could cause our expenses to grow more rapidly than our revenue. There is often a lengthy period between commencing development initiatives and bringing new or improved solutions to market. During this time, technology preferences, customer demand and the market for our solutions, or those introduced by our competitors, may move in directions that we had not anticipated when we decided to pursue such initiatives. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. Failure to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us and inability to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

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

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. Many of our expenses are fixed cost in nature for some minimum amount of time, such as with co-location and bandwidth providers, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower traffic growth on our network than we expect or than we have experienced in recent years, our revenue growth rate will slow, and we may not be able to maintain our current level of profitability in the fourth quarter of 2017 or on a quarterly or annual basis thereafter.

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

As of September 30, 2017, we had total par value of $690.0 million of convertible senior notes outstanding. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2017 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
July 1, 2017 – July 31, 2017	723,161	$50.56	723,161	$480,324
August 1, 2017 – August 31, 2017	1,039,802	46.44	1,039,802	432,040
September 1, 2017 – September 30, 2017	938,884	47.04	938,884	387,874
Total	2,701,847	$47.75	2,701,847	$387,874

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)	In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 2018.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 8, 2017	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)