Form 10-K
period 2017-12-31
AKAMAI TECHNOLOGIES INC
filed 2018-03-01
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,322.4 million based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market on June 30, 2017.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 22, 2018: 170,031,585 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

PART I

Item 1. Business

Akamai provides cloud services for delivering, optimizing and securing content and business applications over the Internet. As a global leader in content delivery network, or CDN, services, our goal is to make the Internet faster, more reliable and more secure for customers and users around the world. For many enterprises, engaging customers through high-quality digital experiences has become mission critical. We believe that is why thousands of organizations rely on Akamai and our cloud delivery platform to make it easier for them to provide the best and most secure digital experiences to their customers.

Our Strategy – Addressing the Needs of our Customers in the Internet Age

The Internet plays a crucial role in the way companies, government agencies and other enterprises conduct business and reach the public, and the world around us is rapidly evolving. The emergent network known as the Internet of Things (IoT) is connecting billions of devices that transmit volumes of data from offices, hospitals, manufacturing plants, power grids, roads, schools and homes every second. At the same time, security threats are growing more sinister and advanced. Enterprise applications are moving from behind the firewall to the cloud at the same time that employees increasingly need remote access from a variety of devices - making cybersecurity more complex to achieve than yesterday’s perimeter defense. More consumers are "cutting the cord" and consuming entertainment over the Internet rather than through traditional cable, and they are increasingly using mobile devices to view content and shop. Web pages are also vastly more complex with advertisements, videos, graphics and other third-party content, causing speed and reliability to suffer. More and more, government agencies want citizens to pay their taxes, submit applications and request information online. Smart enterprises want to take advantage of these trends safely, profitably and intelligently.

What our customers want to do:

•	Provide consumers with superior online experiences when they access websites and applications from all types of devices from anywhere in the world

•	Handle transactions securely and protect sensitive information

•	Affordably present vibrant and engaging streaming content at large scale, including high definition, or HD, video, music and games

•	Leverage the growth in the use of mobile devices to reach more consumers and provide dynamic experiences

•	Scale and secure the enterprise network

•	Receive and act on data about usage of their websites and applications to improve performance and business value

What makes it difficult to achieve those goals:

•	Doing it yourself – building out data centers, coping with the technology changes, and dealing with sudden traffic spikes – is difficult and expensive

•	Lack of a coordinated security system to protect against hackers, bots and other bad actors who want to steal assets and disrupt the functioning of the web can leave enterprises exposed

•	Mobile networks tend to be slower and less reliable than the fixed line Internet and present other challenges

•	Traffic congestion at data centers and between networks typically cannot be avoided without a CDN

•	User experiences are difficult to monitor and understand given myriad devices and locations

•	“Last mile” issues – such as bandwidth constraints between consumers and their Internet access provider – are challenging to solve

How Akamai helps:

Our strategy is to bridge the gap between our customers' digital goals and the inherent challenges of the native Internet by providing technology that optimizes and secures the delivery of online content and applications. We deliver a wide spectrum of content, from video and software downloads to dynamic and personalized data for many of the world’s most important enterprises. We offer online solutions for delivery, acceleration, and security services to the owners of major websites and applications. We are trusted by a large percentage of the world’s most important brands, including hundreds of media companies, e-retailers, major governments, financial institutions and other leading enterprises. Across all of these customers, our mission is to make the Internet faster, more reliable and more secure.

At the core of this mission is the Akamai Intelligent Platform, a globally-distributed computing platform, that comprises more than 200,000 servers deployed in more than 1,700 networks and 130 countries around the world, tied together with sophisticated software and algorithms. Our software also resides on over 100 million end-user devices, as part of our work on client-assisted delivery for large media files. The platform is architected to enable us to constantly monitor Internet conditions to:

•	Identify, absorb and block security threats

•	Efficiently route traffic away from Internet trouble spots

•	Detect what devices individuals are using and optimize delivery to them

•	Provide our customers with business and technical insights into their online operations

•	Understand different types of traffic visiting websites so that customers can deal with them as desired

We believe that our unique technology leveraging a virtual Internet on top of the native Internet, our ability to efficiently manage a platform with millions of components, our high-quality intellectual property portfolio, our strong relationships with hundreds of leading telecommunications carriers and thousands of major brands on the web, and our relentless and personalized attention to customer and partner needs create significant value for stockholders and provide a meaningful edge over the many competitors that desire to acquire a share of our business.

Our Solutions

Performance and Security Solutions

Web and Mobile Performance Solutions

The ultimate goal of our web and mobile performance business is to enable dynamic websites and applications to have instant response times, no matter where the user is, what device or browser they are using, or how they are connected to the Internet. This is accomplished through a variety of advanced technologies embedded in our platform, which can be thought of as a virtual Internet overlaying the native Internet. Key offerings include:

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

•
Dynamic Site Accelerator – Dynamic Site Accelerator is designed to help customers experience globally-consistent and faster website performance, handling the specific requirements of dynamically-generated content. Our platform continuously pulls and caches fresh site content onto Akamai servers, automatically directs content requests to an optimal server, and routes the request via the most reliable path to data centers to retrieve and deliver dynamic interactive content.

•
Image Manager – To help our customers cope with the multitude of devices used by their consumers and varying connection quality, Image Manager automatically optimizes online images for the best combination of size, quality, and file format suited for each image and device and offloads the artistic transformation of derivative assets to the cloud.

•
CloudTest – Leveraging technology we acquired through our acquisition of Soasta, Inc., or Soasta, in 2017, CloudTest empowers customers to conduct load testing and other analysis of their websites in a pre-production environment.

Testing capabilities include web and mobile applications, APIs and databases. In addition, real-time analytics and customizable dashboards allow for root cause analysis while tests are in process.

•
mPulse – mPulse, originally developed by Soasta, provides real-time website performance data to provide insight about end-user experiences on a website. It is designed to enable customers to understand the impact of user-perceived performance on transaction volume, revenue, conversions and other key business metrics.

•
Global Traffic Management – Global Traffic Management is designed to ensure responsiveness to end-user requests by leveraging our global load balancing technology. Unlike traditional hardware-based solutions that reside within the data center, our Global Traffic Management service is a fault-tolerant solution that makes intelligent routing decisions based on real-time data center performance health and global Internet conditions to help ensure user requests are routed to the most appropriate data center for that user at that moment.

Cloud Security Solutions

Our Cloud Security Solutions, boosted by technology we acquired through our purchase of Nominum, Inc., or Nominum, in 2017 are designed to defend websites, applications and data centers against a multitude of cyber attacks. These solutions include:

•
Web Application Protector – Web Application Protector is designed to safeguard web assets from web application and distributed denial of service, or DDoS, attacks, while improving performance. This offering does not require hardware installation and offers both customized and pre-configured rule groupings to distinguish between legitimate and malicious traffic.

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

•
Bot Manager Premier – As websites attract users, they also place business information where it can be easily accessed by other entities – often using automated tools known as “bots.” Our Bot Manager offering provides organizations with a flexible framework to better manage the wide array of bots accessing their website every day. It offers the ability to identify bots as they first arrive, categorize different types of bots, and apply the most appropriate management policy for each category.

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

Enterprise Security Solutions

Our Enterprise Security Solutions are designed to help customers boost productivity by facilitating third-party access to applications, accelerating those applications, reducing bandwidth costs and extending the Internet and public clouds into private wide area networks, or WANs. Our key Enterprise Solutions include:

•
Enterprise Application Access – Using technology gained through our acquisition of Soha Systems, Inc., this offering enables remote access to applications behind the firewall without providing users access to the entire network and without external hardware or software.

•
Enterprise Threat Protector – Enterprise Threat Protector is designed to enable enterprise security teams to proactively identify, block, and mitigate targeted threats such as malware, ransomware, phishing, and data exfiltration that exploit DNS.

Media and Network Operator Solutions

Network Operator Solutions

With the growth in consumer adoption of Internet video and other media and web usage, carriers around the world have experienced significant traffic increases, resulting in congestion across networks from aggregation, to backbone, and to interconnection. In addition, security and personalized services are critical for carriers to protect and grow their revenue and subscriber base. Our Network Operator offerings are designed to help carriers operate a cost-efficient network that capitalizes on traffic growth and new subscriber services by reducing the complexity of building a CDN and interconnecting access providers. We also help network operators provide subscriber security and personalization services; these solutions were enhanced by our acquisition of Nominum in 2017. Our network operator offerings include:

•
Aura Licensed CDN – Aura Licensed CDN is a suite of solutions designed to empower network operators to build and run a highly-scalable media content delivery network that efficiently delivers its own content, as well as content from Akamai customers and other targeted services, all utilizing a common HTTP caching infrastructure. The Aura Licensed CDN federates with the Akamai Intelligent Platform, providing global delivery of operator content with a single business agreement. The solution also includes HyperCache, a common HTTP caching layer in the network that supports traffic offload and delivery of content, and Request Router, a DNS-based content request router that directs user requests to an optimal available CDN node.

•
Aura Managed CDN – Aura Managed CDN is a scalable, turnkey CDN solution designed to provide network operators with CDN capabilities through an infrastructure that is maintained by Akamai. With it, an operator can leverage the same CDN techniques used by Akamai, but on servers that are dedicated to the network operator's services. Operators can deliver multi-screen video services and large objects, plus offer commercial CDN services, relying on Akamai CDN experts and technology for content provisioning, delivery and reporting.

•
DNS Infrastructure – We offer intelligent recursive DNS platforms built for effective management of DNS traffic in licensed, managed and cloud-based solutions. To improve the subscriber experience, our DNS Infrastructure solutions manage subscriber preferences and enable security and personalization services that are designed for network operators.

•
Security and Personalization Services – Used in conjunction with our DNS Infrastructure offerings, Akamai’s Secure Consumer product is a cybersecurity solution designed to protect a carrier’s consumer subscribers and IoT devices from phishing, viruses, ransomware and malware.  The solution includes parental controls that allow subscribers to tailor Internet access for each family member from a simple web page.  Our Secure Business product is a solution designed to let carriers easily deploy cyberthreat protection to prevent ransomware, phishing, botnets and zero-day malware attacks to their small- and medium-sized business customers.

Media Delivery Solutions

In recent years, streaming of movies, television and live events has come to represent a significant percentage of traffic on the Internet. Providing solutions to handle that media is an important part of our current and future strategy. Our Media Delivery Solutions are designed to enable enterprises to execute their digital media distribution strategies, not only by providing solutions for their volume and global reach requirements but also by improving the end-user experience, boosting reliability and reducing the cost of Internet-related infrastructure. Our offerings include:

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

•	Infinite Media Acceleration – These media delivery acceleration solutions are designed with the goal of bringing broadcast quality TV experiences to broadband.

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

•
NetStorage – NetStorage is a globally-distributed cloud storage solution for our customers' content that offers automatic geographically-dispersed replication that is architected for resiliency, high availability and real time performance optimization.

Services and Support Solutions

Akamai provides an array of service and support offerings that are designed to assist our customers with integrating, configuring, optimizing and managing our core offerings. Once customers are deployed on our network, they can rely on our professional services experts for customized solutions, problem resolution and 24/7 technical support. Special features available to enterprises that purchase our premium support solution include a dedicated technical account team, proactive service monitoring, custom technical support handling procedures and customized training.

Our Technology and Network

The Akamai Intelligent Platform provides the technological underpinnings for all of our solutions. We use data generated in connection with each of our services to improve and augment the functionality of our overlay network and, in turn, to improve the effectiveness of our other services. In this approach, insights and learnings are integrated across the broader platform in service of our entire solution portfolio.

The Akamai Intelligent Platform leverages more than 200,000 servers deployed in more than 1,700 networks ranging from large, backbone network providers to medium and small Internet service providers, or ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks across more than 130 countries, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have thousands of peering relationships that provide us with direct paths to end-user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

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

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services, strengthen our network and create new services in response to our customers' needs and market demand. As of December 31, 2017, we had 2,227 research and development employees. Our research and development expenses were $222.4 million, $167.6 million and $148.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are net of capitalized costs related to the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2017, 2016 and 2015, we capitalized $149.3 million, $124.6 million and

$105.7 million, respectively, of payroll, payroll-related and external consulting costs related to the development of internal-use software. Additionally, for the years ended December 31, 2017, 2016 and 2015, we capitalized $26.8 million, $21.4 million and $16.7 million, respectively, of stock-based compensation attributable to our research and development personnel.

Industry Segment and Geographic Information

We operate in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet. Our revenue derived from operations outside the U.S. was $855.0 million, $720.0 million and $593.0 million, for each of the years ended December 31, 2017, 2016 and 2015, respectively. This represented 34% of our total revenue for the year ended December 31, 2017, 31% of our total revenue for the year ended December 31, 2016 and 27% of our total revenue for the year ended December 31, 2015. No single country outside of the U.S. accounted for 10% or more of our revenue in any such year. See Note 19 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for revenue attributable to the U.S. for the periods presented and for a description of the basis on which we attribute revenue to individual countries.

Our long-lived assets include servers, which are deployed into networks worldwide, in addition to other property and equipment used to support our operations. We had net property and equipment, excluding internal use software, located in the U.S. of $311.7 million, $297.8 million and $298.9 million, for each of the years ended December 31, 2017, 2016 and 2015, respectively. We had net property and equipment, excluding internal use software, located outside of the U.S. of $249.8 million $231.8 million and $227.8 million, for each of the years ended December 31, 2017, 2016 and 2015, respectively.

Customers

As of December 31, 2017, our customers included many of the world's leading corporations, including Airbnb, Alibaba, Apple, Autodesk, Bristol Myers Squibb, Cathay Pacific, The Coca-Cola Company, Crate & Barrel, eBay, Electronic Arts, FedEx, Fidelity Investments, Ford Motor Company, FOX, General Electric, Home Depot, HubSpot, IKEA, JetBlue, Marriott, NBCUniversal, Norwegian Cruise Line, Panasonic, Panera Bread, PayPal, Qantas, Qualcomm, Rabobank, Rakuten, Salesforce.com, Siemens, Sony Interactive Entertainment, Spotify, Ticketmaster, Toshiba, Turner Broadcasting, Ubisoft and Viacom. We also actively sell to government agencies. As of December 31, 2017, our public sector customers included the Federal Aviation Administration, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Postal Service, the U.S. Department of Labor and the U.S. Securities and Exchange Commission.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2017, 2016 and 2015. Six of our customers that are large Internet platform companies: Amazon, Apple, Facebook, Google, Microsoft and Netflix, or our Internet Platform Customers, in aggregate, accounted for 8%, 11% and 17% of our total revenue during the years ended December 31, 2017, 2016 and 2015, respectively. Less than 10% of our total revenue in each of the years ended December 31, 2017, 2016 and 2015 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2018.

Sales, Service and Marketing

We market and sell our solutions globally through our direct sales and service organization and through many channel partners including AT&T, Deutsche Telecom, IBM, Orange Business Services and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, referral partners and sales agents. By aligning with these partners, we believe we are better able to market our services and encourage increased adoption of our technology throughout the industry.

Our sales, service and marketing professionals are based in locations across the Americas, Europe, the Middle East and Asia and focus on direct and channel sales, sales operations, professional services, account management and technical consulting. As of December 31, 2017, we had 3,594 employees in this organization.

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

Proprietary Rights and Licensing

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operating without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2017, we owned, or had exclusive rights to, more than 330 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2018 and 2036. We do not believe that the expiration of any particular patent in the near future would be material to our business. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide exclusive right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

As of December 31, 2017, we had 7,650 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good, and we have been acknowledged in respected publications as an excellent place to work.

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

If we do not continue to innovate, make sound investments that bring positive returns, and develop profitable products and solutions that are attractive to existing and potential customers, our operating results may suffer.

We have been in business for nearly two decades and consider ourselves pioneers in the development of content and application delivery and security solutions. As the information technology industry evolves, however, it may become increasingly difficult for us to maintain a technological advantage in business areas where we have historically placed our focus. In particular, our traditional offerings, particularly our media and website delivery services, could face more intense competition as competitors or even current or former customers seek to replicate them such that we must lower the prices we charge, reducing the profitability of such offerings, or risk losing such business.

It is, therefore, also important to our revenue growth and profitability that we enter into new business areas that present significant value-generating investment opportunities. This requires investing in business areas that can potentially provide positive returns and developing or acquiring innovative, high-margin solutions, including in areas such as enterprise security and digital performance management. We must do so in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers, where competitors may develop products and services that are, or may be viewed as, better than ours and where it can be costly to acquire other companies. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. This could cause our expenses to grow more rapidly than our revenue. There is often a lengthy period between commencing development initiatives and bringing new or improved solutions to market. During this time, technology preferences, customer demand and the market for our solutions, or those introduced by our competitors, may move in directions that we had not anticipated when we decided to pursue such initiatives. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources.

Failure to invest in areas that can potentially provide a positive return or to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us and inability to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

Slower traffic growth on our network and numerous other factors could cause our revenue growth rate to slow and profitability to decline.

During the past twenty years, we have diversified our business from a media-dominated CDN by becoming a leading supplier of web and security products and services for a broad range of customers in myriad industries. Nevertheless, increasing traffic on our network remains key to our revenue growth and profitability. Numerous factors can impact traffic growth including:

•	the pace of introduction of over-the-top (often referred to as OTT) video delivery initiatives by our customers;

•	the popularity of our customers' streaming offerings as compared to those offered by companies that do not use our services;

•	the pace at which our customers' enterprise applications move from behind the firewall to the cloud;

•	media and other customers utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third party providers like us; and

•	macro-economic market and industry pressures.

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. In addition, many of our expenses are fixed cost in nature for some minimum amount of time so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower traffic growth on our network than we expect or than we have experienced in recent years, our revenue growth rate will slow, and we may not be able to maintain our current level of profitability in 2018 or on a quarterly or annual basis thereafter.

Our profitability may also decline in future periods as a result of a number of other factors unrelated to traffic growth, including:

•	inability to increase sales of our core services and advanced features;

•	pricing pressure on our solutions;

•	failure of our new products and services, including our enterprise security and digital performance management solutions, to achieve sufficient market acceptance given our investment to develop them;

•	increased headcount expenses;

•	changes in our customers' business models that we do not fully anticipate or that we fail to address adequately; and

•	increased reliance by customers on our secure socket layer, or SSL, network which is more expensive to maintain and operate.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services, gain greater market acceptance, enter new markets more easily, and expand their service offerings more efficiently or more rapidly;

•	combine their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to current and potential customers;
•adapt to new or emerging technologies and changes in customer requirements more quickly;
•take advantage of acquisition, investment and other opportunities more readily;

•	adopt more aggressive pricing policies and allocate greater resources to the promotion, marketing, and sales of their services; and
•dedicate greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less sophisticated versions of services than we provide at lower prices than those we charge;
•develop new business models that are disruptive to us; and

•	respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in superior offerings.

Existing and potential customers may not purchase our services, or may limit their use of them, because they:

•	pursue a "do-it-yourself" approach by putting in place equipment, software and other technology solutions for content and application delivery within their internal systems;
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

It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers, sellng more high-margin services, features and functionalities to existing customers and increasing traffic usage by all customers. Some customers may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. Historically, a significant percentage of our renewals, particularly with larger customers, has led to unit price declines as competition has increased and the market for certain parts of our business has matured. Our renewal rates may decline as a result of a number of factors, including competitive pressures, customer dissatisfaction with our services, customers' inability to continue their operations and spending levels, the impact of multi-vendor policies, customers implementing or increasing their use of in-house technology solutions and general economic conditions. In addition, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a commitment would make it easier for customers to stop doing business with us, which would negatively impact revenue.

Security breaches and attacks on our platform could lead to significant costs and disruptions that could harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of applications and content over the Internet. We transmit and store our customers' information, data and encryption keys as well as our own; customer information and data may, in turn, include individual data of and about their customers. Maintaining the security and availability of our services, network and internal IT systems and the security of information we hold is a critical issue for us and our customers. Attacks on our customers and our own network are frequent and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. Malicious actors can attempt to fraudulently induce employees or suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems.

In recent years, Internet-based attacks have increased in size, sophistication and complexity, increasing exposure for our customers and us. In addition, as we expand our emphasis on selling security-related solutions, we may become a more attractive target for attacks on our infrastructure intended to destabilize, overwhelm or shut down our platform. The costs to us to avoid or alleviate cyber or other security problems and vulnerabilities are significant. However, our efforts to address these problems may not be successful. Any significant breach of our security measures could:

•
lead to the dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers – including personally identifiable information of individuals involved with our customers;

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

We expect to continue to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

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

As our business evolves, we must also expand and adapt our IT and operational infrastructure. Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

Our restructuring and reorganization activities may be disruptive to our operations and harm our business.

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

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

The market price of our common stock has been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions;

•	market speculation about whether we are a takeover target or considering a strategic transaction;

•	activism by any single large stockholder or combination of stockholders;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	purchases or sales of our stock by our officers and directors;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	successful cyber-attacks against our network or systems;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

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

Actions of activist stockholders could be distracting to us, cause us to incur significant expenses and impact the trading value of our common stock.

Responding to actions by activist stockholders could be distracting to our Board of Directors, executives and our other employees. Such activities may also require us to incur significant legal and other advisor fees and public relations costs. Perceived uncertainty as to our future direction could affect customer and investor sentiment, resulting in longer sales cycles, employee retention and hiring challenges, and volatility in the price of our common stock.

We face risks associated with global operations that could harm our business.

We have operations in numerous foreign countries and may continue to expand our operations internationally. As a result, we are increasingly subject to a number of risks associated with international business activities that may increase our costs, make our operations less efficient and require significant management attention. These risks include:

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

Geo-political events such as the United Kingdom's pending withdrawal from the European Union, commonly referred to as Brexit, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In particular, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, security and employee relations as a result of Brexit. Such changes could be costly and potentially disruptive to our operations and business relationships in affected regions.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include, among others:

•	internal control and disclosure rules;

•	data protection, privacy and filtering regulations and requirements;

•	anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials; and

•	antitrust and competition regulations.

We entered into a Non-Prosecution Agreement with the Commission in June 2016 in connection with the previously-disclosed investigation relating to sales practices in a country outside the U.S. In the event we violate the terms of this Non-Prosecution Agreement, we could be subject to additional investigation or enforcement by the Commission or the Department of Justice. Although we have implemented policies and procedures designed to ensure compliance with the Non-Prosecution Agreement and relevant laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws. Any such violations could result in fines and penalties, criminal sanctions against us or our employees and prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries. They could also materially affect our brand, our global operations, any international expansion efforts, our ability to attract and retain employees, our business overall, and our financial results.

Defects or disruptions in our services could diminish demand for our solutions or subject us to substantial liability.

Our services are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our services and platform that have given rise to service incidents or otherwise impacted our operations. We have also experienced customer dissatisfaction with the quality of some of our media delivery and other services, which has led to loss of business and could lead to loss of customers in the future. While we have robust quality control processes in the place, there may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner, and we may have insufficient resources to efficiently cope with multiple service incidents happening simultaneously or in rapid succession. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified and improve the quality of our services or systems, or if there are unidentified errors that allow persons to improperly access our services or systems, we could experience loss of revenue and market share, damage to our reputation, increased expenses, delayed payments and legal actions by our customers.

Government regulation is evolving, and unfavorable changes could harm our business.

Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, domestic and foreign government attempts to regulate the operation of the Internet could negatively impact our business. It is unclear whether potential changes to regulations previously adopted by the U.S. Federal Communications Commission that govern certain aspects of the operation of the Internet (such as content blocking and throttling and paid prioritization) will be adopted and, if adopted, how they would apply to content delivery network providers like us. It is also uncertain how future regulatory and legislative initiatives or changes will impact our business.

Increasing regulatory focus on privacy issues and expanding laws and regulations could expose us to increased liability.

Privacy laws, including the European Union General Data Protection Regulation, or GDPR, are rapidly changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that, like the GDPR, may affect our ability to reach current and prospective customers, to understand how our products and services are being used, and to respond to customer requests allowed under the laws, and how we use data generated from our network. Any perception that our business practices, data collection activities or how our services operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism (or boycotts), class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Compliance with GDPR may be administratively difficult and expensive.

Over the past several years, the regulatory landscape governing the transfer of covered personal data from Europe to the United States has seen sweeping changes. Currently, we have in place U.S.-European Union and U.S. Swiss Privacy Shield Frameworks to legally transfer covered personal data from Europe to the United States, but their legitimacy may continue to be subject to challenge and review. Any changing or new requirements or rulings by the European Commission or EU member jurisdictions may impact our services or subject us to sanctions, including fines and a prohibition on data transfers, by EU data protection regulators. Furthermore, any continued or new judicial challenges or reviews may result in new, modified or inconsistent standards or requirements for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. These developments could harm our business, financial condition and results of operations.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, we do not yet know the full effect that the U.S. Tax Cuts and Jobs Act of 2017 and subsequent related regulations will have on our business and tax exposure assessment. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. If the outcome of such audit or other audits were to be adverse to us, our reserves may not be adequate to cover our total actual liability. Although we believe our estimates, our reserves and the positions we have taken are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

As of December 31, 2017, we had total par value of $690.0 million of convertible senior notes outstanding due in 2019. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Litigation may adversely impact our business.

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

Our business has been and could continue to be affected by general global economic and market conditions. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenue. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a deceleration in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses.

Global climate change and natural resource conservation regulations could adversely impact our business.

Our deployed network of servers consumes significant energy resources, including those generated by the burning of fossil fuels. In response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. While we have invested in projects to support renewable energy development, our customers, investors and other stakeholders may require us to take more steps to demonstrate that we are taking ecologically responsible measures in operating our business. The costs and any expenses we incur to make our network more energy efficient could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenue and damage to our reputation.

Because we currently do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 490,000 square feet of property in Cambridge, Massachusetts where our primary corporate offices are located. The majority of the current leases for such space are scheduled to expire in December 2019. In November 2016, we executed a lease for a new primary headquarters space at 145 Broadway in Cambridge, Massachusetts. The lease is for approximately 480,000 square feet and is expected to commence at the termination of our existing corporate headquarter lease at 150 Broadway in Cambridge, Massachusetts. The initial lease term is 15 years. During 2017 we also extended our lease for 150 Broadway in Cambridge, Massachusetts, which represents 177,000 square feet of our current footprint in Cambridge, Massachusetts. The term of the extended lease is coterminous with the 145 Broadway lease.

We also have offices in other locations in the United States and other countries, the largest of which are in Santa Clara, California; Bangalore, India; and Krakow, Poland. All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

Item 3. Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

In November 2015, Limelight filed a complaint in the U.S. District Court for the Eastern District of Virginia against Akamai and XO Communications LLC, or XO, alleging patent infringement by the two companies. The complaint seeks to recover from Akamai and XO significant monetary damages based upon lost revenue due to infringing technology used by the companies. We have agreed to indemnify XO for damages it incurs in this matter. We have made counterclaims in the action against Limelight alleging that Limelight has infringed Akamai content delivery patents, and we are seeking monetary damages based upon lost revenue due to the infringing technology used by Limelight. A trial date on Limelight's patents has been set for April 2018. We currently believe that the outcome of this litigation will not have a material impact on our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock on the NASDAQ Global Select Market:

	2017		2016
	High	Low	High	Low
First quarter	$71.64	$59.50	$57.05	$39.43
Second quarter	$62.58	$46.81	$57.50	$48.88
Third quarter	$53.45	$44.65	$58.47	$47.80
Fourth quarter	$68.03	$48.72	$71.04	$52.63

As of February 22, 2018, there were 320 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2017 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2017 – October 31, 2017	773,304	$50.69	773,304	$348,673
November 1, 2017 – November 30, 2017	126,618	53.97	126,618	341,839
December 1, 2017 – December 31, 2017	144,838	58.90	144,838	333,309
Total	1,044,760	$52.23	1,044,760	$333,309

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)	In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 2018.

During the year ended December 31, 2017, we repurchased 6.9 million shares of our common stock for an aggregate of $361.2 million.

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

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year ended December 31,	2017	2016	2015	2014	2013
Revenue	$2,502,996	$2,340,049	$2,197,448	$1,963,874	$1,577,922
Total costs and operating expenses	2,186,777	1,880,455	1,731,298	1,474,355	1,163,954
Income from operations	316,219	459,594	466,150	489,519	413,968
Net income	218,321	316,132	321,406	333,948	293,487
Basic net income per share	1.27	1.81	1.80	1.87	1.65
Diluted net income per share	1.26	1.79	1.78	1.84	1.61
Cash, cash equivalents and marketable securities	1,279,528	1,616,329	1,524,235	1,628,284	1,246,922
Total assets	4,602,844	4,373,146	4,181,684	4,001,546	2,957,685
Convertible senior notes	662,913	640,087	624,288	604,851	—
Other long-term liabilities	165,304	134,101	110,319	117,349	65,088
Total stockholders’ equity	3,310,723	3,224,370	3,120,878	2,945,335	2,629,431

During the years presented in the table above, various acquisitions occurred, the results of which are presented prospectively from the date of acquisition. These acquisitions may impact the comparability of the consolidated financial data presented above. See Note 8 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more details regarding these acquisitions.

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on media customers where usage of our services is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of social media and video platform capabilities, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The ability to expand our product portfolio and to effectively manage the prices we charge for our services are also key factors impacting our revenue growth.

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

•
We have experienced variations in certain types of revenue from quarter to quarter. In particular, we experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. We also experience lower revenue in the summer months, particularly in Europe, from both e-commerce and media customers because overall Internet use declines during that time. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers using our software download solutions; whether there are large live sporting or other events that increase the amount of media traffic on our network; and the frequency and timing of purchases of custom services.

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

•
Restructuring costs were significant in the fourth quarter of 2017, as management committed to an action to restructure certain parts of the company. The restructuring actions are expected to facilitate cost efficiencies and savings in 2018.

•
Payroll and related compensation costs have grown in the past several years as we have increased headcount to support our revenue growth and strategic initiatives. We increased our headcount by 1,161 employees during the year ended December 31, 2017, through hiring and from our acquisitions. During the year ended December 31, 2016, we increased our headcount by 406 employees. We expect to continue to hire employees, both domestically and internationally, in support of our strategic initiatives, but at a slower pace than experienced in 2017. We anticipate our headcount growth during 2018, if any, to be modest given the elimination of over 300 positions in the first quarter of 2018 as part of our restructuring actions. Payroll and related compensation costs are expected to increase in 2018 as a result of the hiring completed throughout 2017.

In recent years, we have used strategic acquisitions to complement and augment existing technological capabilities. During each of 2017, 2016 and 2015, we completed various acquisitions that, while immaterial to our financial results as a whole during those years, have contributed to increases in our revenue and level of expenses.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.0	34.6	33.0
Research and development	8.9	7.2	6.8
Sales and marketing	19.7	18.2	20.1
General and administrative	20.3	18.8	17.7
Amortization of acquired intangible assets	1.2	1.1	1.2
Restructuring charges	2.2	0.4	—
Total costs and operating expenses	87.3	80.3	78.8
Income from operations	12.7	19.7	21.2
Interest income	0.7	0.6	0.5
Interest expense	(0.8)	(0.8)	(0.8)
Other income (expense), net	—	0.2	(0.1)
Income before provision for income taxes	12.6	19.7	20.8
Provision for income taxes	3.9	6.1	6.2
Net income	8.7%	13.6%	14.6%

Revenue

Revenue during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
Revenue	$2,502,996	$2,340,049	7.0%	7.0%	$2,340,049	$2,197,448	6.5%	6.6%

The increase in our revenue from 2016 to 2017 was primarily the result of continued strong growth from our Cloud Security Solutions, which grew 32% year-over-year, and from new product introductions. Overall, however, the revenue growth rates for 2017 and 2016 have been negatively impacted by the "do-it-yourself" efforts of our Internet Platform Customers, some of which have developed internal infrastructure to deliver more of their media content themselves rather than rely on our media services. Revenue from these six customers in the aggregate declined from $250.5 million in 2016 to $202.9 million in 2017.

The increase in our revenue from 2015 to 2016 was driven by higher demand for our services across all of our solutions and geographies, with particularly strong growth from our Cloud Security Solutions. The impact of the revenue decline from our Internet Platform Customers was particularly acute in 2016, declining to $250.5 million as compared to $379.3 million in 2015.

We expect our revenue to increase in 2018 as compared to 2017 as a result of increased customer traffic delivered on our network, sales of incremental services to our existing customers and sales to new customers.

The following table quantifies the contribution to revenue during the periods presented from our divisions (in thousands). It is a customer-focused reporting view that reflects revenue we received from customers that are managed by the indicated division. For example, Media Division revenue represents all revenue received from customers that are predominately purchasing solutions from our media verticals (OTT video services, gaming, social media, etc.), including revenue from non-media solutions that those customers purchase. During 2017, the divisional categorization of certain customers was adjusted based on how those customer relationships were being managed. The historical presentation of divisional revenue was revised in order to reflect the most recent categorization and to provide a comparable view for all periods presented. During 2018, we plan to consolidate and manage our customers in two divisions: the Web Division and the Media and Carrier Division.

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
Web Division	$1,302,489	$1,132,858	15.0%	15.0%	$1,132,858	$986,025	14.9%	14.9%
Media Division	1,119,282	1,136,150	(1.5)	(1.5)	1,136,150	1,157,016	(1.8)	(1.7)
Enterprise and Carrier Division	81,225	71,041	14.3	14.3	71,041	54,408	30.6	31.0
Total revenue	$2,502,996	$2,340,049	7.0%	7.0%	$2,340,049	$2,197,449	6.5%	6.6%

The increase in Web Division revenue for 2017 as compared to 2016 was due to increased purchases of new solutions and upgrades to existing services by this customer base. Increased sales of our Cloud Security Solutions to Web Division customers, in particular our Kona Site Defender and Prolexic solutions, as well as our new Bot Manager, offering were a principal contributor to our overall revenue growth. The increase in Web Division revenue in 2016 as compared to 2015 was due to increased demand across most of our customer base particularly for our Cloud Security Solutions.

The declines in the year-over-year revenue growth rate in Media Division revenue for 2017 as compared to 2016, and 2016 as compared to 2015, were primarily the result of decreased traffic from our Internet Platform Customers. The year-over-year revenue growth rate for other Media Division customers was 4% and 14% for the years ended December 31, 2017 and 2016, respectively.

The following table quantifies the contribution to revenue during the periods presented from our solution categories, which is a product-focused view that reflects revenue by solution purchased (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
Performance and Security Solutions	$1,542,558	$1,355,030	13.8%	13.9%	$1,355,030	$1,158,281	17.0%	17.3%
Media Delivery Solutions	738,916	787,179	(6.1)	(6.2)	787,179	868,820	(9.4)	(9.6)
Services and Support Solutions	221,522	197,840	12.0	12.0	197,840	170,347	16.1	16.0
Total revenue	$2,502,996	$2,340,049	7.0%	7.0%	$2,340,049	$2,197,448	6.5%	6.6%

The increases in Performance and Security Solutions revenue for 2017 as compared to 2016, and 2016 as compared to 2015, were due to new product introductions and increased demand across all major product lines, with especially strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the year ended December 31, 2017 was $481.5 million, as compared to $364.9 million and $254.4 million for the years ended December 31, 2016 and 2015, respectively.

The declines in Media Delivery Solutions revenue for 2017 as compared to 2016, and 2016 as compared to 2015, were primarily the result of decreased traffic from our Internet Platform Customers, resulting from their "do-it-yourself" efforts in delivering their content. During 2017 as compared to 2016, revenue from our Media Delivery Solutions for other customers remained flat.

The increases in Services and Support Solutions revenue for 2017 as compared to 2016, and 2016 as compared to 2015, were due to strong attachment rates for our professional services for new customers as well as purchases of upgrades to professional services by our existing customers.

The following table quantifies revenue derived in the U.S. and internationally (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	% Change	% Change at Constant Currency	2016	2015	% Change	% Change at Constant Currency
U.S.	$1,647,948	$1,620,724	1.7%	1.7%	$1,620,724	$1,604,492	1.0%	1.0%
International	855,048	719,325	18.9	18.9	719,325	592,956	21.3	21.6
Total revenue	$2,502,996	$2,340,049	7.0%	7.0%	$2,340,049	$2,197,448	6.5%	6.6%

The reduced revenue from our Internet Platform Customers negatively impacted our U.S. revenue growth rates for the years ended December 31, 2017 and 2016, as these customers are based in the U.S. For the year ended December 31, 2017, approximately 34% of our revenue was derived from our operations located outside of the U.S., compared to 31% for the year ended December 31, 2016, and 27% for the year ended December 31, 2015. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.

During 2017 and 2016, we continued to see strong revenue growth from our operations in the Asia Pacific region. Changes in foreign currency exchange rates negatively impacted our revenue by $0.4 million in 2017 as compared to 2016, and by $1.0 million in 2016 as compared to 2015.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Bandwidth fees	$168,092	$168,202	(0.1)%	$168,202	$150,607	11.7%
Co-location fees	130,181	129,904	0.2	129,904	125,983	3.1
Network build-out and supporting services	75,209	61,320	22.7	61,320	58,207	5.3
Payroll and related costs	216,681	189,409	14.4	189,409	158,742	19.3
Stock-based compensation, including amortization of prior capitalized amounts	36,677	31,145	17.8	31,145	26,222	18.8
Depreciation of network equipment	143,825	140,777	2.2	140,777	130,098	8.2
Amortization of internal-use software	105,093	88,244	19.1	88,244	75,761	16.5
Total cost of revenue	$875,758	$809,001	8.3%	$809,001	$725,620	11.5%
As a percentage of revenue	35.0%	34.6%		34.6%	33.0%

The increase in total cost of revenue for 2017 as compared to 2016 was primarily due to increases in:

•	payroll and related costs, as well as stock-based compensation, due to increased hiring in our services team to support revenue growth;

•
amounts paid for network build-out and supporting services related to investments in network expansion to support our expanding web performance and cloud security solutions as a result of new product launches and our acquisitions; and

•
amortization of internal-use software as we continued to release internally-developed software onto our network as a result of new product launches and significant enhancements to our existing services.

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

We believe that cost of revenue will increase during 2018 as compared to 2017 due to higher bandwidth expenses associated with increased customer traffic on our network and the costs we expect to incur to increase our network's capacity and resiliency with the goal of combating potential attacks on our platform. Additionally, during 2018, we anticipate amortization of internal-use software development costs to increase as compared to 2017, along with increased payroll and related costs associated with our professional services personnel and related expenses. However, we do not anticipate that cost of revenue will increase as a percentage of revenue during 2018 as compared to 2017. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Payroll and related costs	$322,604	$253,351	27.3%	$253,351	$220,198	15.1%
Stock-based compensation	38,863	29,739	30.7	29,739	23,926	24.3
Capitalized salaries and related costs	(148,998)	(122,084)	22.0	(122,084)	(103,352)	18.1
Other expenses	9,965	6,622	50.5	6,622	7,819	(15.3)
Total research and development	$222,434	$167,628	32.7%	$167,628	$148,591	12.8%
As a percentage of revenue	8.9%	7.2%		7.2%	6.8%

The increases in research and development expenses for 2017 as compared to 2016 and 2016 as compared to 2015, were due to increases in:

•	payroll and related costs as a result of headcount growth to support investments in new product development and network scaling, and as a result of recent acquisitions; and

•	stock-based compensation due to increased headcount and market adjustments of award sizes to existing employees due to competition for certain engineering talent.

The increases in research and development expenses for the periods presented above were partially offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network. Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2017, 2016 and 2015, we capitalized $26.8 million, $21.4 million and $16.7 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We believe that research and development expenses during 2018 will increase as compared to 2017, as a result of the increases in headcount we experienced throughout 2017. We expect the increases to payroll and related costs in 2018 as compared to 2017 to be at a slower pace than we experienced in 2017.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Payroll and related costs	$354,829	$309,181	14.8%	$309,181	$316,845	(2.4)%
Stock-based compensation	60,247	55,407	8.7	55,407	53,542	3.5
Marketing programs and related costs	48,551	36,904	31.6	36,904	43,990	(16.1)
Other expenses	30,005	25,475	17.8	25,475	26,611	(4.3)
Total sales and marketing	$493,632	$426,967	15.6%	$426,967	$440,988	(3.2)%
As a percentage of revenue	19.7%	18.2%		18.2%	20.1%

The increase in sales and marketing expenses for 2017 as compared to 2016 was primarily due to increases in:

•	payroll and related costs from headcount increases to enable our Web and Enterprise and Carrier Divisions' go-to-market strategies in support of growth opportunities; and

•	marketing programs and related costs in support of our go-to-market strategies and ongoing geographic expansion.

The decrease in sales and marketing expenses for 2016 as compared to 2015 was primarily due to a decrease in performance-based commissions earned and reduced spending on marketing programs and related costs as we moderated discretionary spending to align with our revenue growth rates.

We believe that sales and marketing expenses will increase during 2018 as compared to 2017, due to increased payroll and related costs as a result of headcount growth during 2017 and expected hiring in 2018.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Payroll and related costs	$194,199	$163,348	18.9%	$163,348	$161,660	1.0%
Stock-based compensation	44,884	41,073	9.3	41,073	35,062	17.1
Depreciation and amortization	76,128	65,780	15.7	65,780	54,562	20.6
Facilities-related costs	80,452	72,549	10.9	72,549	64,302	12.8
Provision for doubtful accounts	3,209	1,235	159.8	1,235	1,717	(28.1)
Acquisition-related costs	23,373	1,028	2,173.6	1,028	1,756	(41.5)
License of patent	(16,421)	(8,577)	91.5	(8,577)	—	(100.0)
Professional fees and other expenses	103,341	103,480	(0.1)	103,480	69,206	49.5
Total general and administrative	$509,165	$439,916	15.7%	$439,916	$388,265	13.3%
As a percentage of revenue	20.3%	18.8%		18.8%	17.7%

The increase in total general and administrative expenses for 2017 as compared to 2016 was primarily due to increases in:

•	payroll and related costs, specifically in our network infrastructure and information technology functions in support of our security infrastructure growth and network scaling and efficiency efforts;

•
facilities-related costs and depreciation and amortization due to expansion of company infrastructure throughout 2016 and 2017 to support investments in engineering, go-to market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint; and

•	acquisition-related costs due to the release of an indemnification receivable related to an acquisition.

The increase in total general and administrative expenses for 2016 as compared to 2015 was primarily due to increases in:

•	legal and other professional fees due to ongoing litigation;

•	expansion of company infrastructure throughout 2015 and 2016 to support investments in engineering, go-to market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint, which increased facilities-related costs and depreciation and amortization; and

•	stock-based compensation as a result of increased headcount and the impact that changing estimates have on performance-based stock-based compensation awards from period to period.

General and administrative expenses for 2017 and 2016 are broken out by category as follows (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Global functions	$201,539	$189,485	6.4%	$189,485	$160,019	18.4%
As a percentage of revenue	8.1%	8.1%		8.1%	7.3%
Infrastructure	297,465	255,855	16.3	255,855	222,674	14.9
As a percentage of revenue	11.9%	10.9%		10.9%	10.1%
Other	10,161	(5,424)	(287.3)	(5,424)	5,572	(197.3)
Total general and administrative expenses	$509,165	$439,916	15.7%	$439,916	$388,265	13.3%
As a percentage of revenue	20.3%	18.8%		18.8%	17.7%

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expenses includes acquisition-related costs, provision for doubtful accounts and the license of a patent.

During 2018, we expect payroll and related costs of our general and administrative functions to increase as compared to 2017 as a result of headcount growth in 2017. We do not expect other areas of general and administrative expenses to experience the same level of increases as past years and we expect acquisition-related costs to decrease as a result of the release of an indemnification receivable in 2017 that will not recur in 2018 that related to a prior acquisition.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2017	2016	% Change	2016	2015	% Change
Amortization of acquired intangible assets	$30,904	$26,642	16.0%	$26,642	$27,067	(1.6)%
As a percentage of revenue	1.2%	1.1%		1.1%	1.2%

The increase in amortization of acquired intangible assets in 2017 as compared to 2016 was the result of amortization of assets related to our 2016 and 2017 acquisitions. The decrease in amortization of acquired intangible assets in 2016 as compared to 2015 was attributable to the finalization of amortization of intangible assets acquired in previous years; partially offset by intangible assets we acquired in 2015 and 2016.

Based on acquired intangible assets as of December 31, 2017, future amortization is expected to be approximately $33.3 million, $36.5 million, $33.8 million, $27.9 million and $22.4 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

Restructuring Charges

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2017	2016	% Change	2016	2015	% Change
Restructuring charges	$54,884	$10,301	432.8%	$10,301	$767	1,243.0%
As a percentage of revenue	2.2%	0.4%		0.4%	—%

The increase in restructuring charges in 2017 as compared to 2016 was the result of certain restructuring actions taken in the fourth quarter of 2017. Management committed to an action to restructure certain parts of the business, primarily media-related, with the intent of shifting focus to more critical areas and away from products that have not seen expected commercial success. The restructuring is also intended to facilitate other cost efficiencies and savings. Certain capitalized internal-use software charges have been realized for software not yet placed into service that will not be completed and launched due to this action. In addition, as part of cost efficiencies and savings, certain headcount and facility reductions were made. The restructuring charges in 2017 also consisted of severance expenses associated with the acquisitions of Soasta and Nominum.

The restructuring charges in 2016 were primarily the result of changes to our organizational structure to reorganize and consolidate our products and development groups and global sales, services and marketing teams into divisions centered on our solutions. The restructuring charges relate to severance expenses for impacted employees and charges for internal-use software not yet placed into service that will not be completed and launched due to changing priorities as part of the reorganization.

The restructuring charges in 2015 consisted of severance expenses for redundant employees associated with acquisitions completed during those years.

We expect to incur additional restructuring charges of up to $15.0 million in 2018 as a result of the action committed to in the fourth quarter of 2017 and continued in the first quarter of 2018. These charges will include severance and related expenses for terminations of approximately 300 employees in the first quarter of 2018 and charges related to facility closures we plan to implement in 2018.

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2017	2016	% Change	2016	2015	% Change
Interest income	$17,855	$14,702	21.4%	$14,702	$11,200	31.3%
As a percentage of revenue	0.7%	0.6%		0.6%	0.5%
Interest expense	$(18,839)	$(18,638)	1.1%	$(18,638)	$(18,525)	0.6%
As a percentage of revenue	(0.8)%	(0.8)%		(0.8)%	(0.8)%
Other income (expense), net	$887	$3,788	(76.6)%	$3,788	$(2,201)	(272.1)%
As a percentage of revenue	—%	0.2%		0.2%	(0.1)%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other income (expense), net for the years ended December 31, 2017, 2016 and 2015 primarily represents net foreign exchange gains and losses mainly due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. The fluctuation in other income (expense), net for 2016,as compared to 2015 also includes the impact of gains recognized on the disposition of certain cost method investments. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2017	2016	% Change	2016	2015	% Change
Provision for income taxes	$97,801	$143,314	(31.8)%	$143,314	$135,218	6.0%
As a percentage of revenue	3.9%	6.1%		6.1%	6.2%
Effective income tax rate	30.9%	31.2%		31.2%	29.6%

For the year ended December 31, 2017, our effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., the re-measurement of deferred taxes at lower tax rates expected to be in place upon realization due to the U.S. Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, the impacts of the release of an acquisition-related reserve due to the expiration of the relevant statute of limitations and U.S. federal, state and foreign research and development credits. These benefits were partially offset by a provisional charge for the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings taken as part of the TCJA, the effects of stock-based compensation in accordance with authoritative guidance for share-based payments and state income taxes.

For the year ended December 31, 2017, the net impact of the TCJA described above was a provisional net tax expense of $26.0 million which is comprised of a one-time transition tax expense of $43.4 million on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, offset by a $17.4 million tax benefit related to the re-measurement of deferred tax assets and liabilities due to the lower corporate income tax rate.

For the year ended December 31, 2016, our effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., the domestic production activities deduction and U.S. federal, state and foreign research and development credits, partially offset by the effects of stock-based compensation in accordance with authoritative guidance for share-based payments and state income taxes.

For the year ended December 31, 2015, our effective income tax rate was lower than the federal statutory tax rate due to the retroactive application of a U.S. tax court ruling with respect to the treatment of stock-based compensation in intercompany arrangements, U.S. federal, state, and foreign research and development credits, the domestic production activities deduction and the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S. These benefits were partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

The decrease in the provision for income taxes for 2017 as compared to 2016 was mainly due to a decrease in profit before tax, the re-measurement of deferred taxes at lower tax rates expected to be in place upon realization as a result of the TCJA, the impacts of the release of an acquisition-related reserve due to the expiration of the relevant statute of limitations and an increase in U.S. federal, state and foreign research and development credits. These benefits were partially offset by a decrease in the domestic production activities deduction and a provisional charge for the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as a result of the TJCA.

The increase in the provision for income taxes for 2016 as compared to 2015 was mainly due to the retroactive application of a U.S. tax court ruling with respect to the treatment of stock-based compensation on intercompany arrangements that occurred in 2015, a decrease in U.S. federal and state research and development credits and a change in the composition of income from foreign jurisdictions. This increase in the provision for income taxes was partially offset by an increase in the domestic production activities deduction.

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

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that facilitates meaningful comparisons and analysis of trends in the business, as they assist in the comparison of financial results across accounting periods and to those of our peer companies. Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management. These non-GAAP financial measures may exclude expenses and gains that may be unusual in nature, infrequent or not reflective of our ongoing operating results.

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

•
Acquisition-related costs – Acquisition-related costs include transaction fees, advisory fees, due diligence costs and other direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amounts of contingent consideration and indemnification associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude and quantity of our acquisition transactions.

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

•
Gains and losses on investments – We have recorded gains and losses from the disposition and impairment of certain investments. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them occur infrequently and are not representative of our core business operations or ongoing operating performance.

•
Legal matter costs – We have incurred losses from the settlement of legal matters and costs with respect to our 2015 internal U.S. Foreign Corrupt Practices Act, or FCPA, investigation in addition to the disgorgement payments we made to resolve the matter. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them are not representative of our core business operations.

•
Income tax effect of non-GAAP adjustments and certain discrete tax items – The non-GAAP adjustments described above are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as the release of income tax reserves due to statute expiration and one-time impacts of the TCJA), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to highlight income attributable to our core operations.

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Income from operations	$316,219	$459,594	$466,150
Amortization of acquired intangible assets	30,904	26,642	27,067
Stock-based compensation	164,308	144,506	126,677
Amortization of capitalized stock-based compensation and capitalized interest expense	19,953	15,439	13,618
Restructuring charges	54,884	10,301	767
Acquisition-related costs	23,374	1,064	865
Legal matter costs	—	890	3,291
Non-GAAP income from operations	$609,642	$658,436	$638,435

GAAP operating margin	13%	20%	21%
Non-GAAP operating margin	24%	28%	29%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net income	$218,321	$316,132	$321,406
Amortization of acquired intangible assets	30,904	26,642	27,067
Stock-based compensation	164,308	144,506	126,677
Amortization of capitalized stock-based compensation and capitalized interest expense	19,953	15,439	13,618
Restructuring charges	54,884	10,301	767
Acquisition-related costs	23,374	1,064	865
Legal matter costs	—	890	3,291
Amortization of debt discount and issuance costs	18,839	18,638	18,525
(Gain) loss on investments	(450)	(4,807)	25
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(77,385)	(52,661)	(58,309)
Non-GAAP net income	$452,748	$476,144	$453,932

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2017, 2016 and 2015 (shares in thousands):

	2017	2016	2015
GAAP net income per diluted share	$1.26	$1.79	1.78
Amortization of acquired intangible assets	0.18	0.14	0.16
Stock-based compensation	0.95	0.82	0.70
Amortization of capitalized stock-based compensation and capitalized interest expense	0.12	0.09	0.08
Restructuring charges	0.32	0.06	—
Acquisition-related costs	0.14	0.01	—
Legal matter costs	—	0.01	0.02
Amortization of debt discount and issuance costs	0.11	0.11	0.10
(Gain) loss on investments	—	(0.03)	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.45)	(0.30)	(0.32)
Non-GAAP net income per diluted share (1)	$2.62	$2.70	$2.52

Shares used in per share calculations	172,711	176,215	180,415

(1) May not foot due to rounding

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net income	$218,321	$316,132	$321,406
Amortization of acquired intangible assets	30,904	26,642	27,067
Stock-based compensation	164,308	144,506	126,677
Amortization of capitalized stock-based compensation and capitalized interest expense	19,953	15,439	13,618
Restructuring charges	54,884	10,301	767
Acquisition-related costs	23,374	1,064	865
Legal matter costs	—	890	3,291
Interest income	(17,855)	(14,702)	(11,200)
Amortization of debt discount and issuance costs	18,839	18,638	18,525
Provision for income taxes	97,801	143,314	135,218
Depreciation and amortization	321,456	292,221	258,878
Other (income) expense, net	(887)	(3,788)	2,201
Adjusted EBITDA	$931,098	$950,657	$897,313
Adjusted EBITDA margin	37%	41%	41%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2017, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency securities, totaled $1.3 billion. Factoring in our convertible senior notes of $690.0 million, our net cash at December 31, 2017 was $589.5 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenues, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repurchases and issuances, stock option exercises, purchases and sales of marketable securities and similar events. We believe our strong balance sheet and cash position are important competitive differentiators that provide the financial flexibility necessary to make investments at opportune times. We expect to continue to evaluate strategic investments to strengthen our business.

As of December 31, 2017, we had cash and cash equivalents of $212.4 million held in accounts outside the U.S. As a result of the TCJA, we have recorded a provisional tax expense of $43.4 million related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The TCJA also provides for a territorial tax system in the U.S., which may provide companies with the ability to repatriate earnings with minimal U.S. federal income tax impact beginning in 2018. We have sufficient cash in the U.S. to pay this tax obligation and do not need to rely on cash outside the U.S. for payment. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S. For additional information, including information on the impact of the TCJA, see Note 17 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Net income	$218,321	$316,132	$321,406
Non-cash reconciling items included in net income	596,624	515,328	454,667
Changes in operating assets and liabilities	(13,962)	40,352	17,379
Net cash flows provided by operating activities	$800,983	$871,812	$793,452

The decrease in cash provided by operating activities for 2017 as compared to 2016 was primarily due to lower profitability as a result of the restructuring charge in 2017 and increased level of expenses as a result of our 2017 acquisitions. Payroll and related costs, including annual bonus and commissions payouts, were higher in 2017 as compared to 2016 due to increased headcount and higher bonus and commission attainment levels.

The increase in cash provided by operating activities for 2016 as compared to 2015 was primarily due to higher cash collection from customers due to increased revenue and lower commissions and annual bonus payments due to lower attainment levels. These increases to cash provided by operating activities were partially offset by higher cash payments for taxes during 2016 as compared to 2015.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Cash paid for acquired businesses, net of cash acquired	$(369,073)	$(95,439)	$(141,147)
Purchases of property and equipment and capitalization of internal-use software development costs	(414,778)	(316,289)	(444,983)
Net marketable securities activity	326,272	(58,484)	153,060
Other investing activities	(2,098)	782	(2,494)
Net cash used in investing activities	$(459,677)	$(469,430)	$(435,564)

The decrease in cash used in investing activities in 2017 as compared to 2016 was driven by a decrease in marketable securities activity. This was offset by the funding our 2017 acquisitions of Nominum and Soasta. We also increased our purchases of property and equipment in 2017 as compared to 2016 to support both network and facility expansion.

The increase in cash used in investing activities in 2016 as compared to 2015 was driven by net marketable securities activity which was a net outflow for the year. Our excess cash as well as the proceeds from sales and maturities of our marketable securities were reinvested, as compared to 2015, where we did not reinvest a portion of our proceeds in order to fund acquisitions. This outflow was partially offset by a decrease in purchases of property and equipment during 2016, as compared 2015, as we moderated investment in our network. Additionally, acquisitions during 2016 were of a smaller magnitude than those during 2015.

Cash Used in Financing Activities

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Activity related to stock-based compensation	$(2,715)	$14,015	$7,627
Repurchases of common stock	(361,194)	(373,794)	(302,606)
Other financing activities	(1,096)	—	(2,050)
Net cash used in financing activities	$(365,005)	$(359,779)	$(297,029)

The increase in cash used in financing activities during 2017 as compared to 2016 was primarily due to an increase in employee taxes paid related to net share settlement of stock-based awards. The increase in cash used in financing activities during 2016 as compared to 2015 was primarily the result of increased share repurchases.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 16, 2013 through December 31, 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 repurchase program and became effective in February 2016 through December 31, 2018. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs and to provide the flexibility to return capital to shareholders as business and market conditions warrant.

During 2017, 2016 and 2015, we repurchased 6.9 million, 7.0 million and 4.5 million shares of our common stock, respectively, at an average price per share of $52.59, $53.28 and $67.05, respectively. These repurchases have contributed to a decrease in weighted average shares over at least the past three years.

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

The convertible senior notes are due in February 2019, and are classified as a long-term liability on our consolidated balance sheet as of December 31, 2017. We are currently assessing our options with respect to repayment of the notes.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2017, for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Real estate operating leases	$756,998	$50,187	$110,449	$114,891	$481,471
Bandwidth and co-location agreements	137,109	108,988	28,121	—	—
Open vendor purchase orders	105,340	93,385	9,380	2,575	—
Convertible senior notes	690,000	—	690,000	—	—
Total contractual obligations	$1,689,447	$252,560	$837,950	$117,466	$481,471

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2017, we had unrecognized tax benefits of $90.7 million, including $10.7 million of accrued interest and penalties. We believe that it is reasonably possible that $3.3 million of our unrecognized tax benefits will be recognized by the end of 2018. The settlement period for the remaining amount of the unrecognized tax benefits is unknown.

Letters of Credit

As of December 31, 2017, we had outstanding $6.4 million in irrevocable letters of credit issued by us in favor of third party beneficiaries, primarily related to facility leases. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2028.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 12 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2017 and 2016 was determined to be immaterial.

Legal Matters

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

In November 2015, Limelight filed a complaint in the U.S. District Court for the Eastern District of Virginia against Akamai and XO Communications LLC, or XO, alleging patent infringement by the two companies. The complaint seeks to recover from Akamai and XO significant monetary damages based upon lost revenue due to infringing technology used by the companies. We have agreed to indemnify XO for damages it incurs in this matter. We have made counterclaims in the action against Limelight alleging that Limelight has infringed Akamai content delivery patents, and we are seeking monetary damages based upon lost revenue due to the infringing technology used by Limelight. A trial date on Limelight's patents has been set for April 2018. We currently believe that the outcome of this litigation will not have a material impact on our business.

Significant Accounting Policies and Estimates

See Note 2 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for information regarding recent and newly adopted accounting pronouncements.

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

We typically charge customers an integration fee when the purchased services are first activated. The integration fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also derive revenue from services sold as discrete, non-recurring events or based solely on usage. For these services, we recognize revenue once the event or usage has occurred.

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

For arrangements in which we are unable to establish VSOE, third party evidence, or TPE, of the fair value of each element is determined based upon the price charged when the element is sold separately by another vendor. For arrangements in which we are unable to establish VSOE or TPE for each element, we use the best estimate of selling price, or BESP, to determine the fair value of the separate deliverables. We estimate BESP based upon a management-approved price list and pre-established discount levels for each solution that take into consideration volume, geography and industry lines. We allocate arrangement consideration across the multiple elements using the relative selling price method.

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

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. We periodically evaluate whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors, the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of, and business outlook for, the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio if, among other things, relevant information related to our investments and marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2017 and 2016, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

Uncertainty in income taxes is recognized in our consolidated financial statements using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained based on technical merit, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that we believe has a greater than 50% likelihood of being realized upon ultimate settlement.

The TCJA made significant changes to the U.S. Internal Revenue Code, including a corporate income tax rate decrease from 35% to 21%, the implementation of a modified territorial tax system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 and the repeal of the domestic production activities deduction, among other items. The Securities and Exchange Commission, or the Commission, issued guidance for the accounting for certain income tax effects of the TCJA that allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

We have recognized the provisional impacts related to the one-time transition tax and the re-measurement of our deferred tax balances in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact could materially differ from the provisional amounts we have recorded due to additional analysis, changes in assumptions or interpretations we have made, additional guidance that may be issued and actions we may take as a result of the TCJA. For the one-time transition tax, further information is required to finalize the estimated amount of accumulated foreign earnings as well as to validate the amount of earnings represented by the aggregate foreign cash position as defined in the TCJA. For the re-measurement of the deferred tax assets and liabilities, further analysis will be required to refine our calculations and related account balances. We expect to complete the analysis within the measurement period, and any subsequent adjustment to the provisional amounts will be recognized as a current tax provision or benefit in the quarter of 2018 in which the analysis is completed.

Accounting for Stock-Based Compensation

We issue stock-based compensation awards including stock options, restricted stock units and deferred stock units. We measure the fair value of these awards at the grant date and recognize such fair value as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards and the Monte Carlo simulation model to determine the fair value of market-based restricted stock awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have a significant impact on the fair value of stock-based awards, which could have a material impact on our financial statements. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our result of operations.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2017, 2016 and 2015. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2017 and 2016, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at December 31, 2017, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Akamai Technologies, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2018

We have served as the Company’s auditor since 1998.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$313,382	$324,169
Marketable securities	398,554	512,849
Accounts receivable, net of reserves of $1,279 and $6,145 at December 31, 2017 and 2016, respectively	459,127	368,596
Prepaid expenses and other current assets	137,809	104,303
Total current assets	1,308,872	1,309,917
Property and equipment, net	862,535	801,017
Marketable securities	567,592	779,311
Goodwill	1,498,688	1,228,503
Acquired intangible assets, net	201,259	149,463
Deferred income tax assets	51,069	8,982
Other assets	112,829	95,953
Total assets	$4,602,844	$4,373,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,278	$76,120
Accrued expenses	283,743	238,777
Deferred revenue	77,705	52,972
Other current liabilities	22,178	6,719
Total current liabilities	463,904	374,588
Deferred revenue	6,839	3,758
Deferred income tax liabilities	15,510	11,652
Convertible senior notes	662,913	640,087
Other liabilities	142,955	118,691
Total liabilities	1,292,121	1,148,776
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 169,893,324 and 173,254,797 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,699	1,733
Additional paid-in capital	4,073,362	4,239,588
Accumulated other comprehensive loss	(21,930)	(56,222)
Accumulated deficit	(742,408)	(960,729)
Total stockholders’ equity	3,310,723	3,224,370
Total liabilities and stockholders’ equity	$4,602,844	$4,373,146

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2017	2016	2015
Revenue	$2,502,996	$2,340,049	$2,197,448
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	875,758	809,001	725,620
Research and development	222,434	167,628	148,591
Sales and marketing	493,632	426,967	440,988
General and administrative	509,165	439,916	388,265
Amortization of acquired intangible assets	30,904	26,642	27,067
Restructuring charges	54,884	10,301	767
Total costs and operating expenses	2,186,777	1,880,455	1,731,298
Income from operations	316,219	459,594	466,150
Interest income	17,855	14,702	11,200
Interest expense	(18,839)	(18,638)	(18,525)
Other income (expense), net	887	3,788	(2,201)
Income before provision for income taxes	316,122	459,446	456,624
Provision for income taxes	97,801	143,314	135,218
Net income	$218,321	$316,132	$321,406
Net income per share:
Basic	$1.27	$1.81	$1.80
Diluted	$1.26	$1.79	$1.78
Shares used in per share calculations:
Basic	171,559	174,917	178,391
Diluted	172,711	176,215	180,415

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Net income	$218,321	$316,132	$321,406
Other comprehensive income (loss):
Foreign currency translation adjustments	34,698	(14,081)	(22,872)
Change in unrealized loss on investments, net of income tax benefit of $245, $432 and $773 for the years ended December 31, 2017, 2016 and 2015, respectively	(406)	(688)	(970)
Other comprehensive income (loss)	34,292	(14,769)	(23,842)
Comprehensive income	$252,613	$301,363	$297,564

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$218,321	$316,132	$321,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,313	334,302	299,563
Stock-based compensation	164,308	144,506	126,677
(Benefit) provision for deferred income taxes	(869)	7,308	4,098
Amortization of debt discount and issuance costs	18,839	18,638	18,525
Restructuring-related software charges	31,965	4,587	—
Other non-cash reconciling items, net	10,068	5,987	5,804
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(63,825)	3,356	(56,247)
Prepaid expenses and other current assets	(22,311)	23,881	7,137
Accounts payable and accrued expenses	33,232	18,491	51,624
Deferred revenue	1,142	(1,213)	3,224
Other current liabilities	16,378	5,484	(345)
Other non-current assets and liabilities	21,422	(9,647)	11,986
Net cash provided by operating activities	800,983	871,812	793,452
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(369,073)	(95,439)	(141,147)
Purchases of property and equipment	(254,146)	(180,949)	(311,676)
Capitalization of internal-use software development costs	(160,632)	(135,340)	(133,307)
Purchases of short- and long-term marketable securities	(326,497)	(781,061)	(692,879)
Proceeds from sales of short and long-term marketable securities	219,916	57,740	2,008
Proceeds from maturities of short and long-term marketable securities	432,853	664,837	843,931
Other non-current assets and liabilities	(2,098)	782	(2,494)
Net cash used in by investing activities	(459,677)	(469,430)	(435,564)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	55,680	59,560	61,791
Employee taxes paid related to net share settlement of stock-based awards	(58,395)	(45,545)	(54,164)
Repurchases of common stock	(361,194)	(373,794)	(302,606)
Other non-current assets and liabilities	(1,096)	—	(2,050)
Net cash used in financing activities	(365,005)	(359,779)	(297,029)
Effects of exchange rate changes on cash and cash equivalents	12,912	(7,907)	(10,036)
Net (decrease) increase in cash and cash equivalents	(10,787)	34,696	50,823
Cash and cash equivalents at beginning of year	324,169	289,473	238,650
Cash and cash equivalents at end of year	$313,382	$324,169	$289,473

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the years ended December 31, 2017, 2016 and 2015 of $6,750, $1,664 and $19,374, respectively	$91,640	$120,223	$75,033
Non-cash financing and investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	$27,209	$36,742	$19,327
Capitalization of stock-based compensation	$28,851	$23,093	$17,867

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2014	178,300,603	$1,783	$4,559,430	$—	$(17,611)	$(1,598,267)	$2,945,335
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,756,357	27	(27,697)				(27,670)
Issuance of common stock under employee stock purchase plan	668,654	7	34,834				34,841
Stock-based compensation			144,544				144,544
Tax benefit from stock-based award activity, net			28,870				28,870
Repurchases of common stock	(4,513,433)			(302,606)			(302,606)
Treasury stock retirement		(45)	(302,561)	302,606			—
Net income						321,406	321,406
Foreign currency translation adjustment					(22,872)		(22,872)
Change in unrealized gain on investments, net of tax					(970)		(970)
Balance at December 31, 2015	177,212,181	1,772	4,437,420	—	(41,453)	(1,276,861)	3,120,878
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,194,699	22	(27,416)				(27,394)
Issuance of common stock under employee stock purchase plan	863,419	9	39,905				39,914
Stock-based compensation			166,987				166,987
Tax deficiency from stock-based award activity, net			(3,584)				(3,584)
Repurchases of common stock	(7,015,502)			(373,794)			(373,794)
Treasury stock retirement		(70)	(373,724)	373,794			—
Net income						316,132	316,132
Foreign currency translation adjustment					(14,081)		(14,081)
Change in unrealized gain on investments, net of tax					(688)		(688)
Balance at December 31, 2016	173,254,797	$1,733	$4,239,588	$—	$(56,222)	$(960,729)	$3,224,370

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2016	173,254,797	$1,733	$4,239,588	$—	$(56,222)	$(960,729)	$3,224,370
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,453,961	24	(40,562)				(40,538)
Issuance of common stock under employee stock purchase plan	1,052,684	11	42,291				42,302
Stock-based compensation			193,170				193,170
Repurchases of common stock	(6,868,118)			(361,194)			(361,194)
Treasury stock retirement		(69)	(361,125)	361,194			—
Net income						218,321	218,321
Foreign currency translation adjustment					34,698		34,698
Change in unrealized gain on investments, net of tax					(406)		(406)
Balance at December 31, 2017	169,893,324	$1,699	$4,073,362	$—	$(21,930)	$(742,408)	$3,310,723

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides cloud services for delivering, optimizing and securing content and business applications over the Internet. The Company's globally-distributed platform comprises more than 200,000 servers across 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one reportable segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. The Company has reclassified certain line items within cash flows from operating activities in its consolidated statements of cash flows to conform to current year presentation.

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

The Company classifies its debt securities with readily determinable market values as available-for-sale. These investments are classified as marketable securities on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature and reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of income. Gains and losses on investments are calculated on the basis of specific identification.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2017, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2017, 2016 and 2015, no customer accounted for more than 10% of total revenue. As of December 31, 2017 and 2016, no customer had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2017, its concentration of credit risk related to accounts receivable was not significant.

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

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31 each year. As of December 31, 2017, 2016 and 2015, the fair value of the Company's reporting unit was substantially in excess of the carrying value. The tests did not result in an impairment to goodwill during the years ended December 31, 2017, 2016 and 2015.

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

Cost of Revenue

Cost of revenue consists primarily of fees paid to network providers for bandwidth and to third-party network data centers for housing servers, also known as co-location costs. Cost of revenue also includes employee costs for services delivery and network operation, build-out and support of the Company's network; network storage costs; cost of software licenses; depreciation of network equipment used to deliver the Company’s services; amortization of network-related internal-use software; and costs for the production of live events streamed by the Company for customers. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from several months to five years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. In some circumstances, Internet service providers (“ISPs”) make rack space available for the Company’s servers and access to their bandwidth at a discount or no cost. In exchange, the ISP and its customers benefit by receiving content through a local Company server resulting in better content delivery. The Company does not consider these relationships to represent the culmination of an earnings process. Accordingly, the Company does not recognize as revenue the value to the ISPs associated with the use of the Company’s servers, nor does the Company recognize as expense the value of the rack space and bandwidth received at discounted or no cost.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in Other income (expense), net. As of December 31, 2017 and 2016, the fair value of the forward currency contracts and the underlying net gains for the years ended December 31, 2017, 2016 and 2015 were immaterial.

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

Uncertainty in income taxes is recognized in the Company's consolidated financial statements using a two-step process. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained based on technical merit, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

In December 2017, the U.S. Tax Cuts and Jobs Act (the "TCJA") was enacted, making significant changes to the Internal Revenue Code. The U.S. Securities and Exchange Commission staff issued guidance for the accounting for certain income tax effects of the TCJA, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has recognized the provisional impacts of the TCJA in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact could materially differ from the provisional amounts recorded due to additional analysis, changes in assumptions or interpretations, additional guidance that may be issued and actions the Company may take as a result of the TCJA. The Company expects to complete the analysis within the measurement period and any subsequent adjustment to the provisional amounts will be recognized as a current tax provision or benefit in the quarter of 2018 in which the analysis is completed.

Newly-Adopted Accounting Pronouncements

Share-Based Payments

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

In addition, the Company adopted the presentation requirements related to the excess tax benefit in its statements of cash flows on a retrospective basis beginning January 1, 2015. The line item labeled excess tax benefits from stock-based compensation included in both cash flows from operating activities and financing activities was eliminated. This had the impact of increasing net cash provided by operating activities and net cash used in financing activities. Prior periods have been revised as follows (in thousands):

	Net Cash Provided by Operating Activities		Net Cash Used in Financing Activities
	As Reported	As Adjusted	As Reported	As Adjusted
Year ended December 31, 2016	$866,298	$871,812	$(354,265)	$(359,779)
Year ended December 31, 2015	764,151	793,452	(267,728)	(297,029)

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step model for recognizing revenue from contracts with customers. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard could be adopted using one of two methods: retrospectively to each prior period presented or a modified retrospective application by recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. This standard became effective for the Company on January 1, 2018, and the Company has elected to adopt it retrospectively to each prior period presented.

The updated guidance impacts, or requires the Company to modify, certain judgments and estimates that the Company currently makes as it relates to recognizing revenue. The Company primarily derives revenue from the sales of its services, but in some instances licenses software to some of its customers. Prior to adoption of the updated guidance, the Company did not establish VSOE for the undelivered elements sold with the software. Thus, revenue from license sales was deferred and recognized over the arrangement term. Upon adoption of the new revenue standard, license revenue will be recognized at a point in time when the license is delivered, provided all other revenue recognition criteria have been met. This will result in accelerating revenue recognition for these types of arrangements. For sales of the Company's services, integration fee revenue that was previously recognized ratably over the estimated life of the customer arrangement will be recognized when integration has been completed, which will have the effect of accelerating revenue recognition from integration fees. In addition, the Company historically established a reserve for cash basis customers if collectability was not reasonably assured and recognized revenue as cash was collected. Upon adoption of the new standard, revenue will be recognized for those customers when collectability becomes probable, transfer of control for all performance obligations has occurred and all other revenue recognition criteria have been achieved, rather than when collectability is reasonably assured.

The Company has quantified the impact that these changes would have had on revenue reported for the years ended December 31, 2017 and 2016, and each of the quarters therein, and determined that they would not have had a material impact on the Company's consolidated financial statements.

The Company is also assessing the impact of capitalizing costs associated with obtaining customer contracts, specifically commission and incentive payments. Historically, these payments have been expensed in the period in which they were incurred. Under the updated guidance, these payments will be deferred on the Company's consolidated balance sheets and amortized over the expected life of the customer arrangement. The Company has quantified the impact that these changes would have had on sales and marketing expenses recorded in the consolidated statements of income for the years ended December 31, 2016 and 2017, and for each of the quarters therein and determined it would not have had a material impact on the consolidated statements of income for such periods. Upon adoption, the Company expects to record a deferred commission and incentive asset on the consolidated balance sheet of $58.6 million as of December 31, 2017. The current portion of the asset will be included in prepaid expenses and other current assets, and the long-term portion will be included in other assets. The full amount of the adjustment will be included in retained earnings.

The Company is substantially complete with its implementation efforts as of the filing of these financial statements; however, it is continuing to evaluate the impact that this guidance will have on disclosure requirements related to revenue and revenue-related items.

Leases

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

Credit Losses on Financial Instruments

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

Intra-Entity Asset Transfers

In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance became effective for the Company on January 1, 2018 and is to be applied on a modified retrospective basis through recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. Upon adoption, the Company expects to reclassify $11.6 million from other current assets and $27.0 million from other assets to retained earnings.

Business Combinations

In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating whether transactions should be accounted for as transfers of assets or business combinations. This guidance became effective for the Company on January 1, 2018 and is to be applied prospectively. The adoption of this new accounting guidance will change the manner in which the Company evaluates whether a transaction is a transfer of assets or a business combination. This may result in a transaction being recorded as a transfer of assets, whereas previously the Company may have concluded it was a business combination.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of December 31, 2017 and 2016 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2017		Gains	Losses
Commercial paper	$6,951	$—	$(9)	$6,942	$6,942	$—
Corporate bonds	736,902	2	(3,829)	733,075	289,378	443,697
U.S. government agency obligations	220,014	—	(1,764)	218,250	102,234	116,016
	$963,867	$2	$(5,602)	$958,267	$398,554	$559,713

As of December 31, 2016
Commercial paper	$40,965	$—	$(45)	$40,920	$40,920	$—
Corporate bonds	984,650	123	(3,697)	981,076	418,495	562,581
U.S. government agency obligations	267,473	35	(1,366)	266,142	53,157	212,985
	$1,293,088	$158	$(5,108)	$1,288,138	$512,572	$775,566

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of December 31, 2017, the Company held for investment corporate bonds with a fair value of $543.6 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $3.9 million related to these corporate bonds are included in accumulated other comprehensive income as of December 31, 2017. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of December 31, 2017 and 2016 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of December 31, 2017
Cash Equivalents and Marketable Securities:
Money market funds	$22,649	$22,649	$—	$—
Commercial paper	10,928	—	10,928	—
Corporate bonds	733,075	—	733,075	—
U.S. government agency obligations	218,248	—	218,248	—
Mutual funds	7,879	7,879	—	—
	$992,779	$30,528	$962,251	$—

Liabilities:
Contingent consideration obligation related to completed acquisitions	$(8,631)	$—	$—	$(8,631)

As of December 31, 2016
Cash Equivalents and Marketable Securities:
Money market funds	$8,726	$8,726	$—	$—
Commercial paper	40,920	—	40,920	—
Corporate bonds	981,076	—	981,076	—
U.S. government agency obligations	266,142	—	266,142	—
Mutual funds	4,022	4,022	—	—
	$1,300,886	$12,748	$1,288,138	$—

Liabilities:
Contingent consideration obligation related to completed acquisitions	$(7,100)	$—	$—	$(7,100)

As of December 31, 2017 and 2016, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2017 and 2016, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2017 and 2016.

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

The valuation technique used to measure the fair value of the Company's Level 3 liabilities, which consist of contingent consideration related to the acquisitions of Soha Systems, Inc. ("Soha") and Cyberfend, Inc. ("Cyberfend") in 2016 (Note 8), was primarily an income-based approach. The significant unobservable input used in the fair value measurement of the contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology as well as achieving certain post-closing financial results.

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017	December 31, 2016
Due in 1 year or less	$398,554	$512,572
Due after 1 year through 5 years	559,713	775,566
	$958,267	$1,288,138

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2017 and 2016 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance, January 1, 2016	$—
Contingent consideration obligation related to Soha acquisition	(1,600)
Contingent consideration obligation related to Cyberfend acquisition	(5,500)
Balance, December 31, 2016	$(7,100)
Fair value adjustment to contingent consideration included in general and administrative expense	(2,781)
Cash paid upon achievement of milestone	1,250
Balance, December 31, 2017	$(8,631)

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Trade accounts receivable	$319,996	$260,976
Unbilled accounts receivable	140,410	113,765
Gross accounts receivable	460,406	374,741
Allowance for doubtful accounts	(1,043)	(829)
Reserve for cash-basis customers	(236)	(5,316)
Total accounts receivable reserves	(1,279)	(6,145)
Accounts receivable, net	$459,127	$368,596

A summary of activity in the accounts receivable reserves for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	2017	2016	2015
Beginning balance	$6,145	$7,364	$9,023
Charges to income from operations	5,809	49,677	37,870
Collections from cash basis customers and write-offs	(10,675)	(50,896)	(39,529)
Ending balance	$1,279	$6,145	$7,364

Charges to income from operations represent charges to bad debt expense for increases in the allowance for doubtful accounts and reductions to revenue for increases in reserves for cash basis customers. The decrease in the reserve activity during 2017 is primarily attributable to two customers that were removed from cash-basis revenue recognition due to a strong, consistent history of payment.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Prepaid income taxes	$30,314	$25,161
Prepaid sales and other taxes	22,973	18,877
Prepaid equipment and software maintenance	26,354	15,805
Other prepaid expenses	28,866	24,727
Other current assets	29,302	19,733
Total	$137,809	$104,303

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands except years):

	December 31, 2017	December 31, 2016	Estimated Useful Life
Computer and networking equipment	$1,292,587	$1,170,471	3-7
Purchased software	61,276	51,727	3-10
Furniture and fixtures	48,521	41,968	5
Office equipment	26,949	24,497	3-5
Leasehold improvements	152,487	139,991	1-16
Internal-use software	765,162	656,053	2-7
Property and equipment, gross	2,346,982	2,084,707
Accumulated depreciation and amortization	(1,484,447)	(1,283,690)
Property and equipment, net	$862,535	$801,017

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2017, 2016 and 2015 was $341.4 million, $307.7 million and $272.5 million, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $28.9 million, $23.1 million and $17.9 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2017 and 2016, the Company wrote off $174.6 million and $93.4 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized. In addition, during the year ended December 31, 2017, the Company wrote off $36.2 million of internal-use software as a result of certain restructuring efforts. These assets had a net book value of $32.0 million and are included in restructuring charges in the consolidated statements of income.

7. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Beginning balance	$1,228,503	$1,150,244
Acquisition of Concord Systems, Inc.	—	1,079
Acquisition of Soha Systems, Inc.	—	43,515
Acquisition of Cyberfend, Inc.	—	38,754
Acquisition of Soasta, Inc.	121,668	—
Acquisition of Nominum, Inc.	133,754	—
Measurement period adjustments	4,217	—
Foreign currency translation	10,546	(5,089)
Ending balance	$1,498,688	$1,228,503

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$145,091	$(65,283)	$79,808	$119,091	$(50,823)	$68,268
Customer-related intangible assets	245,310	(128,835)	116,475	192,810	(114,209)	78,601
Non-compete agreements	4,710	(3,975)	735	5,030	(3,775)	1,255
Trademarks and trade names	7,200	(2,959)	4,241	3,700	(2,361)	1,339
Acquired license rights	490	(490)	—	490	(490)	—
Total	$402,801	$(201,542)	$201,259	$321,121	$(171,658)	$149,463

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2017, 2016 and 2015 was $30.9 million, $26.6 million and $27.1 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2017, aggregate expense related to amortization of acquired intangible assets is expected to be approximately $33.3 million, $36.5 million, $33.8 million, $27.9 million and $22.4 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

8. Business Acquisitions

Acquisition-related costs were $5.5 million, $1.7 million and $1.8 million during the years ended December 31, 2017, 2016 and 2015, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2017, 2016 and 2015 have not been presented because the effects of the acquisitions, individually and in the aggregate, are not material to the Company's consolidated financial results. Revenue and earnings attributable to acquired operations since the dates of their acquisitions are included in the Company's consolidated statements of income and not presented separately because they are not material.

2017 Acquisitions

Nominum

On November 27, 2017, the Company acquired Nominum, Inc. ("Nominum"), a provider of domain name system ("DNS") and enterprise security solutions, for $180.3 million in cash. The allocation of the purchase price has not been finalized as of the filing of these financial statements. The acquisition is intended to add complementary capabilities to the Company's portfolio of security offerings while expanding the Company’s distribution to carriers that serve enterprise customers.

The following table presents the preliminary allocation of the purchase price for Nominum (in thousands):

Total purchase consideration	$180,327

Allocation of the purchase consideration:
Cash	$8,455
Accounts receivable	9,845
Prepaids and other current assets	1,481
Identifiable intangible assets	32,800
Goodwill	133,754
Fixed assets	2,169
Deferred tax assets	11,398
Other assets	19
Total assets acquired	199,921
Accounts payable	(1,460)
Accrued liabilities	(3,306)
Deferred revenue	(14,828)
Total liabilities assumed	(19,594)
Net assets acquired	$180,327

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Nominum expected to be deductible for tax purposes is $44.2 million.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life
Completed technologies	$7,200	2.2
Customer-related intangible assets	24,300	6.5
Trademarks	1,100	3.7
Non-compete agreements	200	1.5
Total	$32,800

The total weighted average amortization period for the intangible assets acquired from Nominum is 5.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

Soasta

On April 6, 2017, the Company acquired Soasta, Inc. ("Soasta"), a leader in digital performance management, for $199.3 million in cash. The allocation of the purchase price has not been finalized as of the filing of these financial statements. The acquisition is expected to allow the Company to offer solutions designed to provide greater visibility into the business impact of customers' website and application optimization strategies.

The following table presents the preliminary allocation of the purchase price for Soasta (in thousands):

Total purchase consideration	$199,280

Allocation of the purchase consideration:
Cash	$1,935
Accounts receivable	4,108
Prepaids and other current assets	1,143
Identifiable intangible assets	49,900
Goodwill	125,584
Deferred tax assets	31,206
Total assets acquired	213,876
Accounts payable	(1,119)
Accrued liabilities	(3,915)
Deferred revenue	(9,562)
Total liabilities assumed	(14,596)
Net assets acquired	$199,280

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Soasta expected to be deductible for tax purposes is $35.6 million.

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

2016 Acquisitions

Concord Systems

On September 23, 2016, the Company acquired Concord Systems, Inc. ("Concord"), a provider of technology for processing data at scale, for $3.0 million in cash. The acquisition was intended to provide the Company with technology to complement existing platform data processing capabilities. The Company allocated $1.1 million of the cost of the acquisition to goodwill and $2.8 million to an identifiable intangible asset with a useful life of 7.0 years. The value of the goodwill is primarily attributable to synergies related to the integration of Concord technology onto the Company's platform as well as a trained technical workforce. An insignificant portion of the goodwill related to the acquisition of Concord is expected to be deducted for tax purposes.

Soha

On October 3, 2016, the Company acquired Soha, a provider of technology designed to facilitate secure access to enterprise applications, for $55.0 million in initial consideration and up to an additional $5.0 million for the achievement of post-closing milestones. The acquisition was intended to complement the Company's strategy of securing, protecting and accelerating enterprise applications and services in the cloud. The Company allocated $44.1 million of the cost of the acquisition to goodwill and $10.7 million to identifiable intangible assets. The total weighted average useful life of the intangible assets acquired from Soha is 4.7 years. The value of the goodwill is primarily attributable to synergies related to the integration of Soha technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of Soha expected to be deducted for tax purposes is $12.0 million.

Cyberfend

On December 15, 2016, the Company acquired Cyberfend, an innovator in bot and automation detection solutions for web and mobile environments, for $37.5 million in initial consideration and up to an additional $10.5 million upon the achievement of post-closing milestones. The acquisition was intended to further strengthen the Company's existing bot management and mitigation services. The Company allocated $38.5 million of the cost of the acquisition to goodwill and $6.5 million to acquired intangible assets. The total weighted average useful life of the intangible assets acquired from Cyberfend is 3.6 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Cyberfend expected to be deducted for tax purposes is $11.0 million.

2015 Acquisitions

Xerocole

On February 27, 2015, the Company acquired Xerocole, Inc. ("Xerocole"), a provider of recursive DNS functionality, for $16.6 million in cash. The Company acquired Xerocole with a goal of expanding its existing authoritative DNS products. The Company allocated $12.9 million of the cost of the acquisition to goodwill and $4.9 million to acquired intangible assets. The total weighted average useful life of the intangible assets acquired from Xerocole is 8.8 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies expected to be realized. The total amount of goodwill expected to be deducted for tax purposes is $2.7 million.

Octoshape

On April 6, 2015, the Company acquired all of the outstanding capital stock of Codemate A/S and its wholly-owned subsidiary Octoshape ApS (together, "Octoshape") in exchange for $107.0 million in cash. Octoshape was a cloud service provider focused on delivering broadcast, enterprise and carrier solutions. The goal of acquiring Octoshape was to make available for the Company's customers additional delivery and optimization technologies for video streams of over-the-top (often referred to as OTT) content and to enable the Company to more fully support Internet Protocol television solutions. The following table presents the final allocation of the purchase price for Octoshape (in thousands):

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

Bloxx

On October 30, 2015, the Company acquired Bloxx Limited ("Bloxx"), a provider of Secure Web Gateway technology, for $18.7 million in cash. The acquisition was intended to provide the Company with technology to complement its cloud security strategy for protecting businesses against Internet vulnerabilities. The Company allocated $17.7 million of the cost of the acquisition to goodwill and $3.9 million to the acquired intangible assets. The total weighted average useful life of the intangible assets acquired from Bloxx is 7.2 years. The value of the goodwill from the acquisition can be attributed to a number of business factors including a trained technical workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Bloxx expected to be deducted for tax purposes is $17.7 million.

9. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Payroll and other related benefits	$150,784	$110,822
Bandwidth and co-location	72,782	61,084
Property, use and other taxes	47,584	52,858
Professional service fees	4,225	4,277
Other accrued expenses	8,368	9,736
Total	$283,743	$238,777

Other liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Deferred rent	$31,510	$29,668
Uncertain tax positions	86,814	73,231
Other long-term liabilities	24,631	15,792
Total	$142,955	$118,691

10. Restructuring

During the fourth quarter of 2017, management committed to an action to restructure certain parts of the Company, with the intent of shifting focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring is also intended to facilitate cost efficiencies and savings. Certain capitalized internal-use software charges have been realized for software not yet placed into service that will not be completed and implemented due to this action. In addition, as part of cost efficiency and savings, certain headcount and facility reductions were made. The total restructuring charge expected as part of this action is up to $65.0 million, of which $49.3 million was recognized during the year ended December 31, 2017.

During the first quarter of 2016, management made changes to the Company's organizational structure to reorganize the Company's product and development groups and global sales, services and marketing teams into divisions centered on the Company's customers and solutions. The restructuring charges relate to severance expenses for impacted employees and charges for internal-use software not yet placed into service that will not be completed and launched due to changing priorities as part of the reorganization. The restructuring charges recognized for this action during the year ended December 31, 2016, were $9.7 million. No additional charges are expected.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

The following table summarizes the activity of the Company's restructuring accrual during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Excess Facilities, Contract Terminations and Other	Total
Balance January 1, 2015	$—	$—	$281	$281
Costs incurred	767	—	—	767
Cash disbursements	(605)	—	(56)	(661)
Balance December 31, 2015	162	—	225	387
Costs incurred	5,714	4,587	—	10,301
Cash disbursements	(4,432)	—	(56)	(4,488)
Software charges	—	(4,587)	—	(4,587)
Balance December 31, 2016	1,444	—	169	1,613
Costs incurred	17,311	31,965	5,608	54,884
Cash disbursements	(5,898)	—	(3,212)	(9,110)
Software and other non-cash charges	—	(31,965)	(1,179)	(33,144)
Balance December 31, 2017	$12,857	$—	$1,386	$14,243

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
The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes. The equity component is recorded in additional paid-in capital in the consolidated balance sheet and will not be re-measured as long as it continues to meet the conditions for equity classification.

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

The Notes consist of the following components as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(27,087)	(49,913)
Net carrying amount	$662,913	$640,087

Equity component:	$101,276	$101,276

The estimated fair value of the Notes at December 31, 2017 was $697.0 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as
Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $65.04 on December 31, 2017, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors (Note 13). Additionally, $23.3 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The remaining net proceeds are for working capital, share repurchases and other general corporate purposes, as well as for potential acquisitions and strategic transactions.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the consolidated statements of income related to the Notes for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Amortization of debt discount and issuance costs	$22,826	$22,040
Capitalization of interest expense	(3,987)	(3,402)
Total interest expense	$18,839	$18,638

12. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2034 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2017 were as follows (in thousands):

2018	$50,187
2019	49,418
2020	61,031
2021	58,680
2022	56,211
Thereafter	481,471
Total	$756,998

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $58.8 million, $50.3 million and $47.9 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants was $3.6 million, $1.3 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had outstanding letters of credit in the amount of $6.4 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

Purchase Commitments

As of December 31, 2017, the Company had long-term commitments for bandwidth usage and co-location with various networks and ISPs and for asset purchases for network equipment. Additionally, as of December 31, 2017, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2017 were as follows (in thousands):

	Bandwidth and Co-location Commitments	Purchase Order Commitments
2018	$108,988	$93,385
2019	27,304	6,175
2020	817	3,205
2021	—	1,385
2022	—	1,190
Thereafter	—	—
Total	$137,109	$105,340

Legal Matters

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition or cash flows.

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company entered into an agreement that requires Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the years ended December 31, 2017 and 2016, the Company received $18.0 million and $9.0 million, respectively, under this agreement, of which $16.4 million and $8.6 million was recorded as a gain contingency, which reduced general and administrative expenses in the consolidated statements of income, respectively, and $1.6 million and $0.4 million was recorded as interest income, respectively.

In November 2015, Limelight filed a complaint in the U.S. District Court for the Eastern District of Virginia against the Company and XO Communications LLC (“XO”), alleging patent infringement by the two companies. The complaint seeks to recover from the Company and XO monetary damages based upon lost revenue due to infringing technology used by the companies. The Company has agreed to indemnify XO for damages it incurs in this matter. The Company has made counterclaims in the action against Limelight alleging that Limelight has infringed multiple of the Company’s content delivery patents, and the Company is seeking monetary damages based upon lost revenue due to the infringing technology used by Limelight. A trial date on Limelight's patents has been set for April 2018. No provision with respect to this matter has been made in the Company’s consolidated financial statements. An estimate of the possible loss or range of loss cannot be made.

Indemnification

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners, vendors or customers, in connection with its provision of its services. Generally, these obligations are limited to claims relating to infringement of a patent, copyright or other intellectual property right or the Company’s negligence, willful misconduct or violation of law. Subject to applicable statutes of limitation, the term of each of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third-party claims relating to its services and activities and that could limit the Company’s exposure in that respect.

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

13. Stockholders’ Equity

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

During the years ended December 31, 2017, 2016 and 2015, the Company repurchased 6.9 million, 7.0 million and 4.5 million shares, respectively, of its common stock for $361.2 million, $373.8 million and $302.6 million, respectively, pursuant to the current repurchase program as well as prior ones approved by the Board of Directors. As of December 31, 2017, the Company had $333.3 million available for future purchases of shares under the current repurchase program.

The Board of Directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2017, 2016 and 2015. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

14. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the year ended December 31, 2017 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2017	$(59,017)	$2,795	$(56,222)
Other comprehensive income (loss)	34,698	(406)	34,292
Balance as of December 31, 2017	$(24,319)	$2,389	$(21,930)

The tax effect on accumulated unrealized gains on investments was insignificant as of December 31, 2017 and 2016. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the year ended December 31, 2017.

15. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed approximately $15.6 million, $13.7 million and $13.1 million of cash to the savings plan for the years ended December 31, 2017, 2016 and 2015, respectively, under a matching program.

16. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan (as amended in 2015 and 2017, the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards up to 18.5 million shares of common stock to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant under the 2013 Plan. As of December 31, 2017, the Company had reserved approximately 11.1 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2017, 2016 and 2015, the Company issued 1.1 million, 0.9 million and 0.7 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $40.18, $46.23 and $52.05, respectively. Total cash proceeds from the purchase of shares under the 1999

ESPP in the years ended December 31, 2017, 2016 and 2015 were $42.3 million, $39.9 million and $34.8 million, respectively. As of December 31, 2017, approximately $6.1 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Cost of revenue	$20,314	$18,287	$14,145
Research and development	38,864	29,739	23,927
Sales and marketing	60,246	55,407	53,542
General and administrative	44,884	41,073	35,063
Total stock-based compensation	164,308	144,506	126,677
Provision for income taxes	(56,237)	(49,014)	(49,033)
Total stock-based compensation, net of taxes	$108,071	$95,492	$77,644

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 also include stock-based compensation reflected as a component of amortization of capitalized internal-use software; the additional stock-based compensation was $17.5 million, $13.8 million and $12.7 million, respectively, before taxes.

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

The grant-date fair values of awards granted under the 1999 ESPP during the years ended December 31, 2017, 2016 and 2015 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2017	2016	2015
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	1.0%	0.5%	0.2%
Expected volatility	35.8%	36.2%	28.0%
Dividend yield	—%	—%	—%

For the years ended December 31, 2017, 2016 and 2015, the weighted average fair value of awards granted under the 1999 ESPP was $13.60 per share, $14.54 per share and $15.63 per share, respectively.

As of December 31, 2017, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $267.8 million. The expense is expected to be recognized through 2021 over a weighted average period of 1.9 years.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2017:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	874	$35.51
Exercised	(522)	34.68
Forfeited	(13)	47.26
Outstanding at December 31, 2017	339	$36.36	1.66	$9,734
Exercisable at December 31, 2017	338	$36.31	1.66	$9,708
Vested or expected to vest December 31, 2017	339	$36.35	1.66	$9,731

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $12.3 million, $18.3 million and $53.6 million, respectively. The total fair value of options vested for the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $6.5 million and $10.3 million, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $65.04 on December 31, 2017, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2017 was 0.3 million.

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

The following table summarizes the DSU activity for the year ended December 31, 2017:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	164	$44.90
Granted	44	47.50
Vested and distributed	(31)	54.97
Outstanding at December 31, 2017	177	$43.77

The total pre-tax intrinsic value of DSUs that were vested and distributed during the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.4 million and $10.7 million, respectively. The total fair value of DSUs that were vested and distributed during the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $1.6 million and $4.9 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2017, 44,000 DSUs were unvested, with an aggregate intrinsic value of approximately $2.9 million and a weighted average remaining contractual life of approximately 0.4 years. These units are expected to vest in May 2018.

Restricted Stock Units

The following table summarizes the different types of restricted stock units ("RSUs") granted by the Company during the year ended December 31, 2017 (in thousands):

December 31, 2017
RSUs with service-based vesting conditions	3,411
RSUs with market-based vesting conditions	116
RSUs with performance-based vesting conditions	82
Total	3,609

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

Beginning in the first quarter of 2016, the Company granted RSUs with market-based vesting conditions to certain of its executive officers. The Company uses the Monte Carlo simulation model to determine the fair value of the Company’s RSUs based on TSR. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the Company's RSUs with market-based vesting conditions granted during the year ended December 31, 2017 and 2016 were estimated using a Monte Carlo simulation model with the following assumptions:

	2017	2016
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.4%	0.8%
Akamai historical share price volatility	33.2%	34.3%
Average volatility of peer-company share price	27.1%	27.6%

For the years ended December 31, 2017, 2016 and 2015, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2017:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	5,710	$59.51
Granted	3,609	59.60
Vested	(2,910)	59.59
Forfeited	(566)	46.65
Outstanding at December 31, 2017	5,843	$59.94

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $168.6 million, $128.5 million and $153.6 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $173.6 million, $140.4 million and $105.3 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2017, 5.8 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $380.2 million and a weighted average remaining vesting period of approximately 1.9 years. These RSUs are expected to vest on various dates through October 2021.

17. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
U.S.	$94,518	$273,176	$233,247
Foreign	221,604	186,270	223,377
Income before provision for income taxes	$316,122	$459,446	$456,624

The provision for income taxes consisted of the following for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Current tax provision (benefit):
Federal	$41,090	$89,816	$70,298
State	6,336	6,238	(1,750)
Foreign	51,244	39,952	62,572
Deferred tax provision (benefit):
Federal	(17,136)	4,265	23,381
State	21,689	(86)	(742)
Foreign	(4,992)	3,916	(18,536)
Change in valuation allowance	(430)	(787)	(5)
Total	$97,801	$143,314	$135,218

The current tax provision includes income taxes incurred on intercompany sales, primarily intellectual property. For financial statement purposes this amount is required to be deferred on the balance sheet with the offset recorded as a deferred tax benefit. The income tax that is deferred is amortized into earnings over the economic life of the intellectual property that was sold. The amount of the current year deferral included in the Company’s deferred tax provision was a benefit of $16.0 million, $9.1 million and $15.5 million in the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s effective rate differed from the U.S. federal statutory rate as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
U.S. federal income tax rate	35.0%	35.0%	35.0%
State taxes	1.6	2.0	1.7
Share-based compensation	3.7	2.7	1.9
U.S. federal, state and foreign research and development credits	(6.9)	(3.3)	(4.1)
Foreign earnings	(7.8)	(3.4)	(4.6)
Domestic production activities deduction	(0.7)	(1.7)	(1.2)
U.S Tax Cuts and Jobs Act, net	8.2	—	—
Impact of acquisition-related uncertain tax position	(2.9)	—	—
Other	0.7	(0.1)	0.9
	30.9%	31.2%	29.6%

In December 2017 the TCJA was enacted, making significant changes to the U.S. Internal Revenue Code. Changes include a corporate income tax rate decrease from 35% to 21%, the implementation of a modified territorial tax system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 and the repeal of the domestic production activities deduction, among other items.

The Company has recognized a provisional net tax expense of $26.0 million for the impact of the TJCA which is comprised of a one-time transition tax expense of $43.4 million on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, offset by a $17.4 million tax benefit related to the re-measurement of deferred tax assets and liabilities due to the lower corporate income tax rate. Any subsequent adjustments to the provisional amounts will be recorded to current tax expense or benefit in the quarter of 2018 in which the analysis is completed.

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Accrued bonus	$19,950	$18,390
Deferred revenue	8,861	10,055
Deferred rent	8,000	12,592
Stock-based compensation	20,557	32,030
Net operating losses	26,698	7,855
Unrealized losses	1,239	1,862
Tax credit carryforwards	49,135	23,629
License income	6,611	16,932
Other	11,909	7,048
Deferred tax assets	152,960	130,393
Depreciation and amortization	(13,933)	(10,470)
Acquired intangible assets	(48,781)	(44,788)
Internal-use software development costs capitalized	(54,687)	(77,375)
Deferred tax liabilities	(117,401)	(132,633)
Valuation allowance	—	(430)
Net deferred tax assets (liabilities)	$35,559	$(2,670)

The Company re-measured the U.S. deferred tax assets and liabilities as of December 31, 2017 included in the table above at the applicable tax rate of 21% in accordance with the TCJA.

The table below summarizes the Company's NOL and tax credit carryforwards in federal, state, and foreign jurisdictions as of December 31, 2017 and 2016 (in thousands, except for years):

	2017	2016	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$99,200	$16,500	2037
State	89,500	11,400	2035
Foreign	—	—	—
Federal and state research and development tax credit and other credit carryforwards	65,900	41,500	2032

The Company's U.S. federal and state NOL carryforwards relate to acquisitions completed in 2012 and 2017.

As of December 31, 2017, foreign earnings of approximately $603.2 million have been taxed due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings required by the TCJA. No provision for U.S. income and foreign withholding taxes has been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested. Determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The following is a roll forward of the Company’s unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance at beginning of year	$69,117	$65,290	$33,320
Gross increases — tax positions of prior periods	2,692	6,391	11,238
Gross increases — current period tax positions	27,163	6,252	27,043
Gross decreases — tax positions of prior periods	(277)	(6,491)	(5,739)
Gross decreases — lapse of applicable statute of limitations	(12,850)	(287)	(257)
Gross decreases — settlements	—	(2,038)	(315)
Balance at end of year	$85,845	$69,117	$65,290

As of December 31, 2017, 2016 and 2015, the Company had approximately $90.7 million, $77.1 million and $72.3 million of unrecognized tax benefits, respectively. The total unrecognized tax benefits include $10.7 million, $13.7 million, and $10.0 million of accrued interest and penalties as of December 31, 2017, 2016 and 2015, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $2.3 million, $3.9 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is approximately $76.0 million.

As of December 31, 2017, it is reasonably possible that $3.3 million of unrecognized tax benefits may be recognized by the end of 2018 as a result of the expiration of local statutes of limitations. Certain state and foreign income tax returns from 2011 through 2016 are currently under audit, including the Commonwealth of Massachusetts.

18. Net Income per Share

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	2017	2016	2015
Numerator:
Net income	$218,321	$316,132	$321,406
Denominator:
Shares used for basic net income per share	171,559	174,917	178,391
Effect of dilutive securities:
Stock options	260	384	794
RSUs and DSUs	892	914	1,230
Convertible senior notes	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	172,711	176,215	180,415
Basic net income per share	$1.27	$1.81	$1.80
Diluted net income per share	$1.26	$1.79	$1.78

For the years ended December 31, 2017, 2016 and 2015, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Stock options	9	58	22
Service-based RSUs	3,258	2,262	660
Performance-based RSUs	1,054	690	1,007
Convertible senior notes	7,704	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704	7,704
Total shares excluded from computation	19,729	18,418	17,097

19. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2017, the Company operated in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. As of December 31, 2017, the Company had approximately $311.7 million and $249.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2016, the Company had approximately $297.8 million and $231.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

The Company sells its services and licenses through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated and was $855.0 million, $720.0 million and $593.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period.

20. Quarterly Financial Results (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017:
Revenue	$609,237	$608,908	$621,399	$663,452
Cost of revenue (exclusive of amortization of acquired intangible assets)	205,703	214,650	225,468	229,937
Net income	80,930	57,772	60,512	19,107
Basic net income per share	0.47	0.33	0.35	0.11
Diluted net income per share	0.46	0.33	0.35	0.11
Year ended December 31, 2016:
Revenue	$567,725	$572,135	$584,065	$616,124
Cost of revenue (exclusive of amortization of acquired intangible assets)	194,736	206,323	204,467	203,475
Net income	74,858	73,635	76,000	91,639
Basic net income per share	0.42	0.42	0.44	0.53
Diluted net income per share	0.42	0.42	0.43	0.52

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15
(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the
Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated by reference herein.

Our executive officers and directors and their positions as of March 1, 2018, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal Executive Officer)
James Benson	Chief Financial Officer (Principal Financial and Accounting Officer)
Aaron Ahola	Senior Vice President and General Counsel
Robert Blumofe	Executive Vice President – Platform and GM Enterprise Division
James Gemmell	Executive Vice President and Chief Human Resources Officer
Adam Karon	Executive Vice President and GM Media and Carrier Divisions
Rick McConnell	President and GM Web Division
William Wheaton	Executive Vice President and Chief Strategy Officer
George H. Conrades	Director
Pamela J. Craig	Director
Monte E. Ford	Director
Jill A. Greenthal	Director
Daniel R. Hesse	Director
Jonathan F. Miller	Director
Paul Sagan	Director
Frederic V. Salerno	Director
Naomi O. Seligman	Director
Bernardus Verwaayen	Director

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Matters,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Matters” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K

1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)	Exhibits

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Amended and Restated By-Laws of the Registrant, as amended

4.1(C)	Specimen common stock certificate

4.2(D)	Indenture (including form of Notes) with respect to Akamai’s 0% Convertible Senior Notes due 2019, dated as of February 20, 2014, between Akamai and U.S. Bank National Association, as trustee.

10.1(E)	Summary of the Registrant’s Compensatory Arrangements with Non-Executive Directors

10.2@	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.3(F)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.4(G)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.5(H)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.6(I)@	2001 Stock Incentive Plan of the Registrant

10.7(J)	2006 Stock Incentive Plan of the Registrant

10.8(K)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.9(L)@	2013 Akamai Technologies, Inc. Stock Incentive Plan (as amended)

10.10(M)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.11(N)	Blaze Software Inc. Stock Option Plan

10.12(O)	Cotendo, Inc. Amended and Restated 2008 Stock Plan

10.13(P)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.14(P)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.15(Q)	Amendment to Lease Agreement for Eight Cambridge Center dated November 7, 2016

10.16(Q)	Amendment to Lease Agreement for Four Cambridge Center dated November 7, 2016

10.17(Q)	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016

10.18(Q)	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016

10.19	150 Broadway Real Property Lease Dated December 20, 2017

10.20(R)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.21(S)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.22(T)@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015

10.23(U)@	Form of Executive Bonus Plan

10.24(V)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.25(T)@	Form of Executive Change in Control and Severance Agreement

10.26(W)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.27(X)@	Form of Stock Option Agreement for use under the 2009 Stock Incentive Plan (four-year vest)

10.28(Y)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)

10.29(Y)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.30(Y)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.31(Y)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.32(Z)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.33(D)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.34(D)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.35(AA)@	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
________________

(A)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 701319) filed with the Commission on August 14, 2000.

(B)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 141172551) filed with the Commission on October 24, 2014.

(C)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on October 13, 1999.

(D)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 14629736) filed with the Commission on February 20, 2014.

(E)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 4660513) filed with the Commission on March 3, 2014.

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 04961682) filed with the Commission on August 9, 2004.

(G)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.

(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 02560808) filed with the Commission on February 27, 2002.

(J)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 06870771) filed with the Commission on May 26, 2006.

(K)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.

(L)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 17861604) filed with the Commission on May 22, 2017.

(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.

(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on February 29, 2012.

(O)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 14, 2012.

(P)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 08655930) filed with the Commission on February 29, 2008.

(Q)	Incorporated by reference to the Registrant's Current Report on Form 10-K (File No. 000-27275, 161988699) filed with the Commission on November 10, 2016.

(R)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 27, 1999.

(S)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.

(T)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 151238671) filed with the Commission on November 17, 2015.

(U)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 161466754) filed with the Commission on February 29, 2016.

(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 12974652) filed with the Commission on July 23, 2012.

(W)	Incorporated by reference to the Registrant's Annual Report on form 10-K (File No. 000-27275, 17647667) filed with the Commission on February 28, 2017.

(X)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 09851919) filed with the Commission on May 26, 2009.

(Y)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.

(Z)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 15585212) filed with the Commission on February 6, 2015.

(AA)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 15850176) filed with the Commission on May 11, 2015.
_______________
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

March 1, 2018	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ JAMES BENSON
James Benson Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
F. Thomson Leighton

/s/ JAMES BENSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
James Benson

/s/ GEORGE H. CONRADES	Director	March 1, 2018
George H. Conrades

/s/ PAMELA J. CRAIG	Director	March 1, 2018
Pamela J. Craig

/s/ MONTE E. FORD	Director	March 1, 2018
Monte E. Ford

/s/ JILL A. GREENTHAL	Director	March 1, 2018
Jill A. Greenthal

/s/ DANIEL R. HESSE	Director	March 1, 2018
Daniel R. Hesse

/s/ JONATHAN F MILLER	Director	March 1, 2018
Jonathan F. Miller

/s/ PAUL SAGAN	Director	March 1, 2018
Paul Sagan

/s/ FREDERIC V. SALERNO	Director	March 1, 2018
Frederic V. Salerno

/s/ NAOMI O. SELIGMAN	Director	March 1, 2018
Naomi O. Seligman

/s/ BERNARDUS VERWAAYEN	Director	March 1, 2018
Bernardus Verwaayen