Form 10-Q
period 2018-03-31
AKAMAI TECHNOLOGIES INC
filed 2018-05-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 7, 2018: 170,630,343

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, expect share data)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$363,703	$313,382
Marketable securities	447,850	398,554
Accounts receivable, net of reserves of $1,311 and $1,281 at March 31, 2018, and December 31, 2017, respectively	484,617	461,457
Prepaid expenses and other current assets	163,556	172,853
Total current assets	1,459,726	1,346,246
Property and equipment, net	845,118	862,535
Marketable securities	512,270	567,592
Goodwill	1,498,906	1,498,688
Acquired intangible assets, net	193,228	201,259
Deferred income tax assets	44,490	36,231
Other assets	133,166	136,365
Total assets	$4,686,904	$4,648,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,239	$80,278
Accrued expenses	253,075	283,743
Deferred revenue	95,490	70,495
Current portion of convertible senior notes	668,745	—
Other current liabilities	32,046	22,178
Total current liabilities	1,130,595	456,694
Deferred revenue	7,049	6,062
Deferred income tax liabilities	17,675	17,823
Convertible senior notes	—	662,913
Other liabilities	145,328	142,955
Total liabilities	1,300,647	1,286,447
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 170,841,758 and 169,893,324 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,708	1,699
Additional paid-in capital	4,098,218	4,073,362
Accumulated other comprehensive loss	(18,334)	(21,930)
Treasury stock, at cost, 293,619 shares at March 31, 2018, and no shares at December 31, 2017	(19,785)	—
Accumulated deficit	(675,550)	(690,662)
Total stockholders’ equity	3,386,257	3,362,469
Total liabilities and stockholders’ equity	$4,686,904	$4,648,916

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenue	$668,724	$600,293
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	234,825	205,727
Research and development	65,065	52,162
Sales and marketing	122,553	114,492
General and administrative	154,385	115,009
Amortization of acquired intangible assets	8,431	7,569
Restructuring charges	14,908	—
Total costs and operating expenses	600,167	494,959
Income from operations	68,557	105,334
Interest income	3,965	4,624
Interest expense	(4,850)	(4,597)
Other income (expense), net	21	(684)
Income before provision for income taxes	67,693	104,677
Provision for income taxes	13,979	30,094
Net income	$53,714	$74,583
Net income per share:
Basic	$0.32	$0.43
Diluted	$0.31	$0.43
Shares used in per share calculations:
Basic	170,116	173,158
Diluted	172,004	175,171

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$53,714	$74,583
Other comprehensive income:
Foreign currency translation adjustments	6,282	9,927
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $871 and $(488) for the three months ended March 31, 2018 and 2017, respectively	(2,686)	810
Other comprehensive income	3,596	10,737
Comprehensive income	$57,310	$85,320

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$53,714	$74,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,095	86,533
Stock-based compensation	44,686	38,986
(Benefit) provision for deferred income taxes	(7,814)	28,425
Amortization of debt discount and issuance costs	4,850	4,597
Restructuring-related software charges	2,818	—
Other non-cash reconciling items, net	4,379	(129)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18,419)	(19,876)
Prepaid expenses and other current assets	(4,927)	(47,172)
Accounts payable and accrued expenses	(31,312)	(23,940)
Deferred revenue	25,243	10,043
Other current liabilities	13,701	3,516
Other non-current assets and liabilities	996	(12,948)
Net cash provided by operating activities	192,010	142,618
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(79)	(10)
Purchases of property and equipment	(51,584)	(45,224)
Capitalization of internal-use software development costs	(61,491)	(45,957)
Purchases of short- and long-term marketable securities	(73,352)	(92,306)
Proceeds from sales of short- and long-term marketable securities	16,196	180,257
Proceeds from maturities of short- and long-term marketable securities	59,540	143,881
Other non-current assets and liabilities	(715)	(335)
Net cash (used in) provided by investing activities	(111,485)	140,306
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	22,738	17,530
Employee taxes paid related to net share settlement of stock-based awards	(29,714)	(33,921)
Repurchases of common stock	(19,785)	(72,467)
Other non-current assets and liabilities	(3,900)	—
Net cash used in financing activities	(30,661)	(88,858)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,165	5,019
Net increase in cash, and cash equivalents and restricted cash	51,029	199,085
Cash, cash equivalents and restricted cash at beginning of period	314,429	324,626
Cash, cash equivalents and restricted cash at end of period	$365,458	$523,711

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $4,476 and $815 for the three months ended March 31, 2018 and 2017, respectively	$18,313	$41,133
Non-cash investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	18,555	39,200
Capitalization of stock-based compensation	7,811	6,411

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$363,703	$522,319
Restricted cash	1,755	1,392
Cash, cash equivalents and restricted cash	$365,458	$523,711

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018.

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

Newly-Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance and disclosure requirements for recognizing revenue. The new revenue recognition standard provides a five-step model for recognizing revenue from contracts with customers. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard can be adopted using one of two methods: retrospectively to each prior period presented or a modified retrospective application by recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. The Company adopted this new standard on a retrospective basis on January 1, 2018. The changes to the Company's revenue recognition approach under this new standard primarily impact the timing of recognizing revenue from a small number of licensed software customers. There is little impact on revenue recognized for the Company's core services. As a result of the change, the Company also began capitalizing certain commission and incentive payments.

In November 2016, the FASB issued guidance that requires restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this new standard on a retrospective basis on January 1, 2018.

The following table details the changes to the consolidated balance sheet as of December 31, 2017 as a result of the retrospective adoption of the new revenue recognition standard (in thousands):

	As Previously Reported	Revenue Recognition Standard Adjustments	As Revised
ASSETS
Current assets:
Accounts receivable	$459,127	$2,330	$461,457
Prepaid expenses and other current assets	137,809	35,044	172,853
Total current assets	1,308,872	37,374	1,346,246
Deferred income tax assets	51,069	(14,838)	36,231
Other assets	112,829	23,536	136,365
Total assets	4,602,844	46,072	4,648,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue	$77,705	$(7,210)	$70,495
Total current liabilities	463,904	(7,210)	456,694
Deferred revenue	6,839	(777)	6,062
Deferred income tax liabilities	15,510	2,313	17,823
Total liabilities	1,292,121	(5,674)	1,286,447
Stockholders' equity:
Accumulated deficit	(742,408)	51,746	(690,662)
Total stockholders' equity	3,310,723	51,746	3,362,469
Total liabilities and stockholders' equity	4,602,844	46,072	4,648,916

The following table details the changes to the consolidated statement of income for the three months ended March 31, 2017 as a result of the retrospective adoption of the new revenue recognition standard (in thousands, except per share data):

	As Previously Reported	Revenue Recognition Standard Adjustments	As Revised
Revenue	$609,237	$(8,944)	$600,293
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets)	205,703	24	205,727
Sales and marketing	113,566	926	114,492
Total costs and operating expenses	494,009	950	494,959
Income from operations	115,228	(9,894)	105,334
Income before provision for income taxes	114,571	(9,894)	104,677
Provision for income taxes	33,641	(3,547)	30,094
Net income	80,930	(6,347)	74,583
Net income per share:
Basic	$0.47	$(0.04)	$0.43
Diluted	$0.46	$(0.04)	$0.43

The statement of comprehensive income for the three months ended March 31, 2017 was also impacted by the adjustments to net income of $6.3 million.

The following table details the changes to the consolidated statement of cash flows for the three months ended March 31, 2017 as a result of the retrospective adoption of the new revenue recognition and statement of cash flow standards (in thousands):

	As Previously Reported	Revenue Recognition Standard Adjustments	Cash Flow Standard Adjustments	As Revised
Cash flows from operating activities:
Net income	$80,930	$(6,347)	$—	$74,583
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	31,972	(3,547)	—	28,425
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,146)	10,270	—	(19,876)
Prepaid expenses and other current assets	(47,065)	(107)	—	(47,172)
Deferred revenue	10,876	(833)	—	10,043
Other non-current assets and liabilities	(13,512)	564	—	(12,948)
Net cash provided by operating activities	142,618	—	—	142,618
Cash flows from investing activities:
Other non-current assets and liabilities	(1,230)	—	895	(335)
Net cash provided by investing activities	139,411	—	895	140,306
Effects of exchange rate changes on cash, cash equivalents and restricted cash	4,979	—	40	5,019
Net increase in cash, and cash equivalents and restricted cash	198,150	—	935	199,085
Cash, cash equivalents and restricted cash at beginning of period	324,169	—	457	324,626
Cash, cash equivalents and restricted cash at end of period	522,319	—	1,392	523,711

In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this new standard on January 1, 2018 using the modified retrospective basis, recognizing a cumulative-effect adjustment as a component of equity as of the date of adoption. Upon adoption, the Company reclassified $11.6 million from prepaid and other current assets and $27.0 million from other assets to beginning retained earnings.

In January 2017, the FASB issued guidance that changes the definition of a "business" to assist entities with evaluating whether transactions should be accounted for as transfers of assets or business combinations. The Company adopted this guidance on January 1, 2018 and will apply it prospectively to future transactions. The adoption of this new accounting guidance had no immediate impact on the Company's consolidated financial statements; however, it may result in a future transaction being recorded as a transfer of assets, whereas previously the Company may have concluded it was a business combination.

Recent Accounting Pronouncements

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases with terms greater than 12 months on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This will impact all leases, including leases for real estate and co-location facilities, among other arrangements currently under evaluation. The Company plans to adopt this standard in the first quarter of 2019 and expects to record significant right-of-use assets and lease liabilities on its consolidated balance sheets. The Company has formed a project team to assess the current state of accounting for leases, to understand the gaps between the current state and required future state and to implement the new processes, systems and controls required. To date, the Company has completed its gap analysis and selected a software tool to assist with the accounting for leases. The Company is in the process of selecting and finalizing its accounting policies and developing a data collection plan. The

Company expects the adoption of this standard to require changes to its processes, systems and controls over financial reporting.

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

2. Significant Accounting Policies Update

The Company's significant accounting policies are detailed in Note 2 of its annual report on Form 10-K for the year ended December 31, 2017. As a result of the FASB's updated guidance for revenue recognition and related changes, as described in Note 1, the following policies have been updated as of the Company's adoption date of January 1, 2018, with retrospective application to the historical periods presented.

Revenue Recognition

The Company primarily derives revenue from the sale of services to customers executing contracts having terms of one year or longer. Services included in the Company's contracts consist of its core services – the delivery of content, applications and software over the Internet – as well as security solutions and professional services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services.

The Company enters into contracts that may include various combinations of these services, which are generally capable of being distinct and accounted for as separate performance obligations. These contracts generally commit the customer to a minimum of monthly, quarterly or annual levels of usage and specify the rate at which the customer must pay for actual usage above the stated minimum. Based on the typical structure of the Company's contracts, which are generally for monthly recurring services that are essentially the same over time and have the same pattern of transfer to the customer, most performance obligations represent a promise to deliver a series of distinct services over time.

The Company's contracts with customers sometimes include promises to deliver multiple services to a customer. Determining whether services are distinct performance obligations often requires the exercise of judgment by management. For example, advanced features that enhance a service and are highly interrelated are generally not considered distinct; rather, they are combined with the service they relate to into one performance obligation. Different determinations related to combining services into performance obligations could result in differences in the timing and amount of revenue recognized in a period.

Generally, the transaction price in a contract is equal to the committed price stated in the contract, less any discounts or rebates. Because the Company's typical contracts represent a series of distinct services delivered over time with the same pattern of transfer to the customer, variable consideration such as usage or "bursting" over committed contract levels is allocated to the period to which it relates. The amount of consideration recognized for usage above contract minimums is limited to the amount the Company expects to be entitled to receive in exchange for providing the services. Once the transaction price has been determined, the Company allocates such price among all performance obligations in the contract on a relative standalone selling price (“SSP”) basis.

Determination of SSP requires the exercise of judgment by management. SSP is based on observable inputs such as the price the Company charges for the service when sold separately, or the discounted list price per management’s approved price list. In cases where services are not sold separately or price list rates are not available, a cost-plus-margin approach or adjusted market approach is used to determine SSP.

Most content delivery and security services represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. Accordingly, revenue for those services is recognized over time, generally ratably over the term of the arrangement due to consistent monthly traffic commitments that expire each period. Any bursting over given commitments is recognized in the period in which the traffic was served. For services that involve traffic consumption, revenue is recognized in an amount that reflects the level of traffic served to a customer in a given period. For custom arrangements, other methods may be used as a measure of progress towards completion of satisfying the performance obligations.

Some of the Company's services are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at the point in time of delivery or satisfaction of the performance obligation.

From time to time, the Company enters into contracts to sell its services or license its technology to unrelated enterprises at or about the same time that it enters into contracts to purchase products or services from the same enterprises. Consideration payable to a customer is reviewed as part of the transaction price. If the payment to the customer does not represent payment for a distinct service, revenue is recognized only up to the net amount of consideration after customer payment obligations are considered. The Company may also resell the licenses or services of third parties. If the Company is acting as an agent in an arrangement with a customer to provide third party services, the transaction price reflects only the net amount to which the Company will be entitled, after accounting for payments made to the third party responsible for satisfying the performance obligation.

Incremental Costs to Obtain a Contract with a Customer

The Company capitalizes incremental costs associated with obtaining customer contracts, specifically certain commission and incentive payments. These costs are deferred on the Company's consolidated balance sheets and amortized over the expected life of the customer arrangement on a straight-line basis. Based on the nature of the Company's unique technology and services, and the rate at which the Company continually enhances and updates its technology, the expected life of the customer arrangement is determined to be approximately 2.5 years. Amortization is primarily included in sales and marketing expense in the consolidated statements of income. The current portion of deferred commission and incentive payments is included in prepaid expenses and other current assets and the long-term portion is included in other assets on the Company's consolidated balance sheets.

Contract Liabilities

Contract liabilities primarily represent payments received from customers for which the related performance obligations have not yet been satisfied. These balances consist of the unearned portion of monthly service fees and integration fees, and prepayments made by customers for future periods. The current and long-term portions of the Company's contract liabilities are included in deferred revenue in the respective sections of the Company's consolidated balance sheets.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of March 31, 2018 and December 31, 2017 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2018
Commercial paper	$5,707	$—	$(17)	$5,690	$5,690	$—
Corporate bonds	734,080	—	(7,253)	726,827	301,960	424,867
U.S. government agency obligations	219,515	—	(1,887)	217,628	140,145	77,483
	$959,302	$—	$(9,157)	$950,145	$447,795	$502,350

As of December 31, 2017
Commercial paper	$6,951	$—	$(9)	$6,942	$6,942	$—
Corporate bonds	736,902	2	(3,829)	733,075	289,378	443,697
U.S. government agency obligations	220,014	—	(1,764)	218,250	102,234	116,016
	$963,867	$2	$(5,602)	$958,267	$398,554	$559,713

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of March 31, 2018, the Company held for investment corporate bonds with a fair value of $558.7 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $4.9 million related to these corporate bonds are included in accumulated other comprehensive income as of March 31, 2018. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of March 31, 2018
Cash Equivalents and Marketable Securities:
Money market funds	$7,059	$7,059	$—	$—
Commercial paper	5,690	—	5,690	—
Corporate bonds	726,827	—	726,827	—
U.S. government agency obligations	217,628	—	217,628	—
Mutual funds	9,975	9,975	—	—
	$967,179	$17,034	$950,145	$—

Liabilities:
Contingent consideration related to a completed acquisition	$(5,600)	$—	$—	$(5,600)

As of December 31, 2017
Cash Equivalents and Marketable Securities:
Money market funds	$22,649	$22,649	$—	$—
Commercial paper	10,928	—	10,928	—
Corporate bonds	733,075	—	733,075	—
U.S. government agency obligations	218,248	—	218,248	—
Mutual funds	7,879	7,879	—	—
	$992,779	$30,528	$962,251	$—

Liabilities:
Contingent consideration related to a completed acquisition	$(8,631)	$—	$—	$(8,631)

As of March 31, 2018 and December 31, 2017, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2018 and December 31, 2017, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2018.

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

The valuation technique used to measure fair value of the Company's Level 3 liabilities, which consist of contingent consideration related to the acquisition of Cyberfend, Inc. in 2016, was primarily an income-based approach. The significant unobservable input used in the fair value measurement of the contingent consideration was the likelihood of achieving certain post-closing financial results.

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Due in 1 year or less	$447,795	$398,554
Due after 1 year through 3 years	502,350	559,713
	$950,145	$958,267

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs during the three months ended March 31, 2018 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2018	$(8,631)
Fair value adjustment to contingent consideration included in general and administrative expense	(1,135)
Cash paid upon achievement of milestone	4,166
Balance as of March 31, 2018	$(5,600)

4. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Trade accounts receivable	$345,112	$320,001
Unbilled accounts receivable	140,816	142,737
Gross accounts receivable	485,928	462,738
Allowance for doubtful accounts and other reserves	(1,311)	(1,281)
Accounts receivable, net	$484,617	$461,457

5. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Deferred costs included in prepaid and other current assets	$34,786	$35,044
Deferred costs included in other assets	21,312	23,536
Total deferred costs	$56,098	$58,580

During the three months ended March 31, 2018 and 2017, the Company recognized $10.9 million and $9.1 million, respectively, of amortization expense related to deferred commissions, which is primarily included in sales and marketing expense in the consolidated statements of income.

6. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2018 was as follows (in thousands):

Balance as of January 1, 2018	$1,498,688
Measurement period adjustments	(2,263)
Foreign currency translation	2,481
Balance as of March 31, 2018	$1,498,906

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$145,091	$(69,359)	$75,732	$145,091	$(65,283)	$79,808
Customer-related intangible assets	245,710	(132,823)	112,887	245,310	(128,835)	116,475
Non-compete agreements	710	(163)	547	4,710	(3,975)	735
Trademarks and trade names	7,200	(3,138)	4,062	7,200	(2,959)	4,241
Acquired license rights	490	(490)	—	490	(490)	—
Total	$399,201	$(205,973)	$193,228	$402,801	$(201,542)	$201,259

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2018 and 2017 was $8.4 million and $7.6 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2018, aggregate expense related to amortization of acquired intangible assets is expected to be $24.9 million for the remainder of 2018, and $36.6 million, $33.9 million, $28.0 million and $22.4 million for 2019, 2020, 2021 and 2022, respectively.

7. Convertible Senior Notes

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

The Notes consist of the following components as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(21,255)	(27,087)
Net carrying amount	$668,745	$662,913

Equity component:	$101,276	$101,276

The estimated fair value of the Notes at March 31, 2018 was $712.9 million. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $70.98 on March 31, 2018, the value of the Notes if converted to common stock was less than the principal amount of $690.0 million.

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

Interest Expense

The Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The following table sets forth total interest expense included in the consolidated statements of income related to the Notes for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Amortization of debt discount and issuance costs	$5,832	$5,632
Capitalization of interest expense	(982)	(1,035)
Total interest expense	$4,850	$4,597

8. Restructuring

During the fourth quarter of 2017, management committed to an action to restructure certain parts of the Company, with the intent of shifting focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring is also intended to facilitate cost efficiencies and savings. As part of the cost efficiency and savings plans, certain headcount and facility reductions were made in 2017 and the first quarter of 2018. Certain capitalized internal-use software charges have also been realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred $62.4 million of restructuring charges as part of this action, of which $13.1 million was recognized during the three months ended March 31, 2018 and $49.3 million was recognized during the three months ended December 31, 2017. The Company expects to record additional restructuring charges in the remainder of 2018, primarily related to consolidating facilities. The Company does not expect the incremental charges to be material.

The Company also recognized restructuring charges for redundant employees, facilities and contracts associated with acquisitions completed in 2017.

The following table summarizes the activity of the Company's restructuring accrual during the three months ended March 31, 2018 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Excess Facilities, Contract Terminations and Other	Total
Balance as of January 1, 2018	$12,857	$—	$1,386	$14,243
Costs incurred	7,163	2,818	4,927	14,908
Cash disbursements	(10,766)	—	(2,986)	(13,752)
Software and other non-cash charges	—	(2,818)	(1,787)	(4,605)
Balance as of March 31, 2018	$9,254	$—	$1,540	$10,794

9. Commitments and Contingencies

Legal Matters

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight Networks, Inc. ("Limelight") and the Company, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, the Company and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the litigation. The Company recorded a $14.9 million charge, which is included in general and administrative expenses in the consolidated statement of income, during the three months ended March 31, 2018 related to this settlement.

10. Stockholders’ Equity

Share Repurchase Program

In February 2016, the Board of Directors authorized a $1.0 billion repurchase program effective from February 2016 through December 2018. In March 2018, the Company announced that its Board had increased its share repurchase authorization by $416.7 million, such that the amount that is authorized and available for repurchase in 2018 is $750.0 million. The Company's goal for the share repurchase program is to return capital to shareholders, as business and market conditions warrant, and to offset the dilution created by its employee equity compensation programs.

During the three months ended March 31, 2018, the Company repurchased 0.3 million shares of its common stock for $19.8 million.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Cost of revenue	$5,296	$4,685
Research and development	10,509	9,029
Sales and marketing	15,959	15,157
General and administrative	12,922	10,115
Total stock-based compensation	44,686	38,986
Provision for income taxes	(11,088)	(17,985)
Total stock-based compensation, net of income taxes	$33,598	$21,001

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three months ended March 31, 2018 and 2017 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $5.6 million and $3.5 million, respectively, before taxes.

11. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the three months ended March 31, 2018 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2018	$(24,319)	$2,389	$(21,930)
Other comprehensive gain (loss)	6,282	(2,686)	3,596
Balance as of March 31, 2018	$(18,037)	$(297)	$(18,334)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the three months ended March 31, 2018.

12. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
U.S.	$423,339	$398,870
International	245,385	201,423
Total revenue	$668,724	$600,293

While the Company sells its services through a geographically disbursed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. These divisions manage a portfolio of customers that predominately purchase solutions managed by the division; however, customers may purchase solutions managed by the other division as well. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Web Division	$352,837	$303,488
Media and Carrier Division	315,887	296,805
Total revenue	$668,724	$600,293

Most content delivery and security services represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly traffic commitments that expire each period. A small percentage of the Company's services are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the three months ended March 31, 2018 and 2017, the Company recognized $46.4 million and $31.0 million of revenue that was included in deferred revenue as of December 31, 2017 and 2016, respectively.

As of March 31, 2018, the aggregate amount of remaining performance obligations from contracts with customers was $2.3 billion. The Company expects to recognize more than 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price within contracts with customers that relates to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligation has not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

13. Income Taxes

The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods. Potential discrete adjustments include tax charges or benefits related to stock-based compensation, changes in tax legislation, settlements of tax audits or assessments, uncertain tax positions and acquisitions, among other items.

The Company’s effective income tax rate was 20.7% and 28.7% for the three months ended March 31, 2018 and 2017, respectively. The lower effective tax rate for the three months ended March 31, 2018, is primarily due to a reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the U.S. Tax Cuts and Jobs Act (the "TCJA") that was enacted in December 2017.

For the three months ended March 31, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by U.S. federal taxes on Global Intangible Low-Taxed Income (“GILTI”) enacted as part of the TCJA and an intercompany sale of intellectual property.

For the three months ended March 31, 2017, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

As of March 31, 2018, no changes have been made to the previously recorded provisional amounts related to the one-time transition tax and the re-measurement of the Company's deferred tax balances in its consolidated financial statements for the year ended December 31, 2017 due to the TCJA. Any changes to the provisional amounts will be recorded in the period in which the adjustments are made. These changes could arise from additional analysis, changes in assumptions or interpretations the Company has made, additional guidance that may be issued and actions the Company may take as a result of the TCJA.

Beginning in 2018, the TCJA provides for a modified territorial tax system imposing an incremental tax on foreign income deemed to be taxed at a “low rate” (the aforementioned GILTI provisions). Under GAAP, an election must be made to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into the measurement of deferred taxes (the “deferred method”). The Company is evaluating the effects of these provisions and has not yet adopted a policy to account for the related impacts.

14. Net Income per Share

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$53,714	$74,583
Denominator:
Shares used for basic net income per share	170,116	173,158
Effect of dilutive securities:
Stock options	142	360
RSUs and DSUs	1,746	1,653
Convertible senior notes	—	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	172,004	175,171
Basic net income per share	$0.32	$0.43
Diluted net income per share	$0.31	$0.43

For the three months ended March 31, 2018 and 2017, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Stock options	—	3
Service-based RSUs	2,815	2,681
Performance-based RSUs	1,529	1,253
Convertible senior notes	7,704	7,704
Warrants related to issuance of convertible senior notes	7,704	7,704
Total shares excluded from computation	19,752	19,345

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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2017 and the section entitled "Significant Accounting Policies Update" in the notes to our unaudited consolidated financial statements included herein for further discussion of our critical accounting policies and estimates.

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

We have observed the following trends related to our revenue in recent years:

•
Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities.

•
We have increased committed recurring revenue from our solutions by increasing sales of incremental services to our existing customers and adding new customers. These increases helped to limit the impact of reductions in usage of our services and contract terminations by certain customers, as well as the effect of price decreases negotiated as part of contract renewals.

•	The prices paid by some of our customers have declined, reflecting the impact of competition. Our revenue would have been higher absent these price declines.

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming, social media and software downloads, contributing to an increase in our revenue. However, since 2015, our traffic growth rates have moderated, primarily due to the “do-it-yourself” efforts by some of our customers that are among the large Internet platform companies: Amazon, Apple, Facebook, Google, Microsoft and Netflix. We refer to these companies as our Internet Platform Customers. Some of these customers have elected to develop and rely on their internal infrastructure to deliver more of their media content, particularly less performance-sensitive content, themselves rather than use our services. As a result, we have experienced lower revenue from these customers in recent years. We have not, however, been experiencing a significant shift to internal infrastructure usage across the remainder of our media services customer base.

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

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. Some of our bandwidth and co-location costs are fixed over a minimum time period, while others are variable and better able to be more flexible to changes in customer needs. We have observed the following trends related to our profitability in recent years:

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

•
We incurred significant restructuring costs in the fourth quarter of 2017 and first quarter of 2018 as management committed to an action to restructure certain parts of the company. The restructuring actions are intended to facilitate cost efficiencies and savings.

•
Payroll and related compensation costs have grown as we have increased headcount, particularly in our professional services and engineering teams to support our revenue growth and strategic initiatives. During the year ended December 31, 2017, we increased our headcount by 1,161 employees. Our headcount decreased by 196 employees during the three-month period ended March 31, 2018, primarily due to the recent restructuring actions. We anticipate our headcount growth to be modest during the remainder of 2018.

We retrospectively adopted the new accounting standard for revenue recognition on January 1, 2018; accordingly, prior period results have been revised for the adoption of the new standard. The changes to our revenue recognition approach under this new standard primarily impact the timing of recognizing revenue from a small number of licensed software customers. There is little impact on revenue from our core Web and Media products. As a result of the change, we also began capitalizing certain commission and incentive payments. The revisions as a result of the new standard did not have a material impact on our annual revenue or results of operations but did cause quarter-over-quarter fluctuations.

We primarily report our revenue by division, which is a customer-focused reporting view that reflects revenue from customers that are managed by the division. As of January 1, 2018, we now report our revenue in two divisions compared to the three divisions reported in 2017; the Media Division and Enterprise and Carrier Division were combined to form the new Media and Carrier Division. In addition, as the purchasing patterns and required account expertise of customers change over time, we may reassign a customer's division from one to another. In 2018, we reassigned some of our customers from the Media and

Carrier Division to the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.1	34.3
Research and development	9.7	8.7
Sales and marketing	18.3	19.1
General and administrative	23.1	19.2
Amortization of acquired intangible assets	1.3	1.3
Restructuring charges	2.2	—
Total costs and operating expenses	89.7	82.6
Income from operations	10.3	17.4
Interest income	0.6	0.8
Interest expense	(0.7)	(0.8)
Other income (expense), net	—	(0.1)
Income before provision for income taxes	10.2	17.3
Provision for income taxes	2.1	5.0
Net income	8.1%	12.3%

Revenue

Revenue by division during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017	% Change	% Change at Constant Currency
Web Division	$352,837	$303,488	16.3%	13.2%
Media and Carrier Division	315,887	296,805	6.4	3.9
Total revenue	$668,724	$600,293	11.4%	8.6%

During the three-month period ended March 31, 2018, the increase in our revenue as compared to the same period in 2017 was primarily the result of higher media traffic volumes, increased sales of our new product offerings and continued strong growth from our Cloud Security Solutions. During the three-month period ended March 31, 2018, our Cloud Security Solutions revenue was $149.2 million, as compared to $110.0 million during the three-month period ended March 31, 2017, which represents a 35.6% increase.

The increase in Web Division revenue during the three-month period ended March 31, 2018, as compared to the same period in 2017, was primarily the result of increased sales of new products, particularly Image Manager, Digital Performance Management and Bot Manager, as well as continued strong growth in our core Kona and Prolexic Cloud Security Solutions.

The increase in Media and Carrier Division revenue during the three-month period ended March 31, 2018, as compared to the same period in 2017, was primarily the result of increased customer traffic volumes driven primarily by video delivery and gaming customers as well as a few large sporting events that took place during the quarter. The increase in Media and Carrier Division revenue was offset by a decline in revenue from our Internet Platform Customers to $44.4 million for the three-month period ended March 31, 2018, as compared to $51.4 million for the three-month period ended March 31, 2017. Excluding these customers, revenue increased 11.0% quarter-over-quarter within the Media and Carrier Division.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017	% Change	% Change at Constant Currency
U.S.	$423,339	$398,870	6.1%	6.1%
International	245,385	201,423	21.8	13.6
Total revenue	$668,724	$600,293	11.4%	8.6%

For the three-month period ended March 31, 2018, the increase to our U.S. revenue was the result of increases in our media traffic, which was partially offset by decreased revenue from our Internet Platform Customers who are concentrated in the U.S. Excluding the Internet Platform Customers, our U.S. revenue growth rates would have been 9.1% for the three-month period ended March 31, 2018.

For the three-month period ended March 31, 2018, approximately 37% of our revenue was derived from our operations located outside the U.S., compared to 34% for the three-month period ended March 31, 2017. No single country outside the U.S. accounted for 10% or more of revenue during any of these periods. During the three-month period ended March 31, 2018, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates impacted our revenue favorably by $6.9 million during the three-month period ended March 31, 2018, as compared to the same period in 2017.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017	% Change
Bandwidth fees	$42,117	$41,483	1.5%
Co-location fees	33,103	31,810	4.1
Network build-out and supporting services	18,525	16,900	9.6
Payroll and related costs	60,008	50,413	19.0
Stock-based compensation, including amortization of prior capitalized amounts	10,531	7,888	33.5
Depreciation of network equipment	38,235	35,255	8.5
Amortization of internal-use software	32,306	21,978	47.0
Total cost of revenue	$234,825	$205,727	14.1%
As a percentage of revenue	35.1%	34.3%

The increase in total cost of revenue for the three-month period ended March 31, 2018, as compared to the same period in 2017, was primarily due to growth in:

•	payroll and related costs, including stock-based compensation, due to increased hiring in our services team in 2017 to support revenue growth; and

•
amortization of internal-use software as we continued to release internally-developed software onto our network as a result of new product launches and significant enhancements to our existing services throughout 2017 and the first quarter of 2018.

We have long-term purchase commitments for co-location services and bandwidth usage with various vendors and network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. There have been no significant changes to these commitments as reported in our annual report on Form 10-K for the year ended December 31, 2017, other than normal period-to-period variations.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017	% Change
Payroll and related costs	$95,685	$75,432	26.8%
Stock-based compensation	10,509	9,029	16.4
Capitalized salaries and related costs	(43,091)	(33,879)	27.2
Other expenses	1,962	1,580	24.2
Total research and development	$65,065	$52,162	24.7%
As a percentage of revenue	9.7%	8.7%

The increase in research and development expenses during the three-month period ended March 31, 2018, as compared to the same period in 2017, was due to growth in payroll and related costs as a result of headcount growth in 2017 to support investments in new product development and network scaling, and as a result of acquisitions we completed in 2017; which was offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month period ended March 31, 2018 and 2017, we capitalized $7.2 million and $6.0 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We expect research and development expenses to increase during 2018 as compared to 2017 due to the increases in headcount we experienced throughout 2017. We expect the increases to payroll and related costs in 2018 as compared to 2017 to be at a slower pace than we experienced in 2017.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017	% Change
Payroll and related costs	$94,193	$83,337	13.0%
Stock-based compensation	15,959	15,157	5.3
Marketing programs and related costs	11,280	9,950	13.4
Other expenses	1,121	6,048	(81.5)
Total sales and marketing	$122,553	$114,492	7.0%
As a percentage of revenue	18.3%	19.1%

The increase in sales and marketing expenses during the three-month period ended March 31, 2018, as compared to the same period in 2017, was primarily due to growth in payroll and related costs from headcount increases in 2017 to enable our Web Division's go-to-market strategies in pursuit of growth opportunities. We expect sales and marketing expenses to increase during 2018 as compared to 2017 due to increased payroll and related costs as a result of headcount growth during 2017 and expected hiring in 2018.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017	% Change
Payroll and related costs	$51,894	$44,891	15.6%
Stock-based compensation	12,922	10,115	27.8
Depreciation and amortization	19,888	18,528	7.3
Facilities-related costs	21,795	18,798	15.9
Provision for doubtful accounts	521	153	240.5
Acquisition-related costs	1,143	(209)	646.9
Legal and stockholder matter costs	23,091	—	nm
License of patent	(4,215)	(4,035)	4.5
Professional fees and other expenses	27,346	26,768	2.2
Total general and administrative	$154,385	$115,009	34.2%
As a percentage of revenue	23.1%	19.2%

The increase in general and administrative expenses for the three-month period ended March 31, 2018, as compared to the same period in 2017, was primarily due to:

•
legal and stockholder matter costs related to a settlement charge from our litigation with Limelight Networks, Inc., or Limelight, and amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter; and

•	payroll and related costs from headcount increases during 2017, specifically in our network infrastructure and information technology functions in support of our security infrastructure growth.

General and administrative expenses for the three-month periods ended March 31, 2018 and 2017 are broken out by category as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017	% Change
Global functions	$55,653	$48,727	14.2%
As a percentage of revenue	8.3%	8.1%
Infrastructure	78,192	70,373	11.1
As a percentage of revenue	11.7%	11.7%
Other	20,540	(4,091)	602.1
Total general and administrative expenses	$154,385	$115,009	34.2%
As a percentage of revenue	23.1%	19.2%

During the three-month period ended March 31, 2018, as compared to the same period in 2017, the increase in general and administrative expenses from our global functions was primarily the result of increased payroll and stock-based compensation as a result of increased headcount. The increase in other general and administrative expenses is the result of costs related to the settlement of litigation with Limelight and amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter.

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expenses includes acquisition-related costs, provision for doubtful accounts, legal settlements, non-routine stockholder matter costs and the license of a patent.

During 2018, we expect payroll and related costs of our general and administrative functions to increase as compared to 2017 as a result of headcount growth in 2017. Other than the one-time charges incurred during the three-month period ended March 31, 2018 for legal and stock-holder matter costs, we do not expect other areas of general and administrative expenses to experience the same level of increases as past years.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2018	2017	% Change
Amortization of acquired intangible assets	$8,431	$7,569	11.4%
As a percentage of revenue	1.3%	1.3%

The increase in amortization of acquired intangible assets for the three-month period ended March 31, 2018, as compared to the same period in 2017, was the result of amortization of assets related to our recent acquisitions and the pattern in which we amortize assets related to these acquisitions. Based on our intangible assets at March 31, 2018, we expect amortization of acquired intangible assets to be approximately $24.9 million for the remainder of 2018, and $36.6 million, $33.9 million, $28.0 million and $22.4 million for 2019, 2020, 2021 and 2022, respectively.

Restructuring Charges

	For the Three Months Ended March 31,
(in thousands)	2018	2017	% Change
Restructuring charges	$14,908	$—	nm
As a percentage of revenue	2.2%	—%

The restructuring charges for the three-month period ended March 31, 2018 were primarily the result of certain restructuring actions initiated in the fourth quarter of 2017. Management committed to an action to restructure certain parts of the business, primarily media-related, with the intent of shifting focus away from products that have not seen expected commercial success and to facilitate other cost efficiencies and savings. As part of these actions, certain headcount and facility reductions were implemented during the three-month periods ended December 31, 2017 and March 31, 2018. In addition, certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and launched due to the restructuring action. We expect to record additional restructuring charges in the remainder of 2018, primarily related to consolidating facilities; however, we do not expect the charges to be material.

Non-Operating Income (Expense)

	For the Three Months Ended March 31,
(in thousands)	2018	2017	% Change
Interest income	$3,965	$4,624	(14.3)%
As a percentage of revenue	0.6%	0.8%
Interest expense	$(4,850)	$(4,597)	5.5
As a percentage of revenue	(0.7)%	(0.8)%
Other income (expense), net	$21	$(684)	103.1
As a percentage of revenue	—%	(0.1)%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities, and interest expense consists of the amortization of the debt discount and debt issuance costs related to our convertible senior notes issued in February 2014.

Other income (expense), net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other income (expense), net for the three-month period ended March 31, 2018, as compared to the same period in 2017, was primarily due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2018	2017	% Change
Provision for income taxes	$13,979	$30,094	(53.5)%
As a percentage of revenue	2.1%	5.0%
Effective income tax rate	20.7%	28.7%

For the three-month period ended March 31, 2018, as compared to the same period in 2017, our provision for income taxes decreased as a result of decreased profitability and a reduction in the U.S. federal statutory tax rate to 21.0% as part of the U.S. Tax Cuts and Jobs Act, or the TCJA, that was enacted in December 2017, from 35.0% during the three months ended March 31, 2017.

For the three months ended March 31, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by U.S. taxes on Global Intangible Low-Taxed Income enacted as part of the TCJA and an intercompany sale of intellectual property.

For the three months ended March 31, 2017, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

We expect our effective income tax rate to remain relatively consistent during the remaining quarters of 2018, as compared to the first quarter of 2018. This expectation does not take into consideration the effect of potential one-time discrete items that may be recorded in the future, including settlements of tax audits and assessments, the resolution or identification of tax position uncertainties and acquisitions. The effective tax rate could also be different depending on the nature and timing of dispositions of incentive stock options and other employee equity awards.

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

We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of these tax reserves reflects assumptions made based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate tax liability or benefit from these matters may be materially greater or less than the amount that we have estimated.

We have continued to assess the impact that the TCJA will have on our total tax provision during the quarter. As of March 31, 2018, no changes have been made to the previously recorded provisional amounts related to the one-time transition tax and the re-measurement of our deferred tax balances in our consolidated financial statements for the year ended December 31, 2017. Any changes to the provisional amounts will be recorded in the period in which the adjustments are made. These changes could arise from additional analysis, changes in assumptions or interpretations we have made, additional guidance that may be issued and actions we take as a result of the TCJA. The U.S. Securities and Exchange Commission issued guidance that allows for a measurement period not to exceed one year from date of enactment. We expect to complete the analysis within the allotted time frame.

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

•
Acquisition-related costs – Acquisition-related costs include transaction fees, advisory fees, due diligence costs and other direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amounts of contingent consideration and indemnification associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions and do not reflect the Company's core operations.

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

•
Legal and stockholder matter costs – We have incurred losses related to the settlement of legal matters, costs from professional service providers related to a non-routine stockholder matter and costs with respect to an internal U.S. Foreign Corrupt Practices Act, or FCPA, investigation. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Income from operations	$68,557	$105,334
Amortization of acquired intangible assets	8,431	7,569
Stock-based compensation	44,686	38,986
Amortization of capitalized stock-based compensation and capitalized interest expense	6,263	3,911
Restructuring charges	14,908	—
Acquisition-related costs	1,143	(208)
Legal and stockholder matter costs	23,091	—
Non-GAAP income from operations	$167,079	$155,592

GAAP operating margin	10%	18%
Non-GAAP operating margin	25%	26%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net income	$53,714	$74,583
Amortization of acquired intangible assets	8,431	7,569
Stock-based compensation	44,686	38,986
Amortization of capitalized stock-based compensation and capitalized interest expense	6,263	3,911
Restructuring charges	14,908	—
Acquisition-related costs	1,143	(208)
Legal and stockholder matter costs	23,091	—
Amortization of debt discount and issuance costs	4,850	4,597
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(21,283)	(15,467)
Non-GAAP net income	$135,803	$113,971

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
GAAP net income per diluted share	$0.31	$0.43
Amortization of acquired intangible assets	0.05	0.04
Stock-based compensation	0.25	0.22
Amortization of capitalized stock-based compensation and capitalized interest expense	0.04	0.02
Restructuring charges	0.09	—
Acquisition-related costs	0.01	—
Legal and stockholder matter costs	0.13	—
Amortization of debt discount and issuance costs	0.03	0.03
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.12)	(0.09)
Non-GAAP net income per diluted share	$0.79	$0.65

Shares used in diluted per share calculations	172,004	175,171

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of our convertible senior notes. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Unless and until our weighted average stock price is greater than $89.56, the initial conversion price, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and other activity related to divestiture of a business; gains and losses on legal settlements; costs from professional service providers related to a non-routine stockholder matter; costs incurred with respect to our internal FCPA investigation; foreign exchange gains and losses; loss on early extinguishment of debt; amortization of debt discount and issuance costs; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net income	$53,714	$74,583
Amortization of acquired intangible assets	8,431	7,569
Stock-based compensation	44,686	38,986
Amortization of capitalized stock-based compensation and capitalized interest expense	6,263	3,911
Restructuring charges	14,908	—
Acquisition-related costs	1,143	(208)
Legal and stockholder matter costs	23,091	—
Interest income	(3,965)	(4,624)
Amortization of debt discount and issuance costs	4,850	4,597
Provision for income taxes	13,979	30,094
Depreciation and amortization	89,401	75,053
Other (income) expense, net	(21)	684
Adjusted EBITDA	$256,480	$230,645
Adjusted EBITDA margin	38%	38%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2018, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency securities, totaled $1.3 billion. Factoring in our convertible senior notes of $690.0 million, our net cash at March 31, 2018 was $633.8 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2018, we had cash and cash equivalents of $266.4 million held in accounts outside the U.S. As a result of the TCJA, we have recorded a provisional tax expense of $43.4 million related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. An election is available to pay the transition tax in installments over an eight year period. We have sufficient cash in the U.S. to pay this tax obligation and do not need to rely on cash outside the U.S. for payment. The TCJA also provides for a territorial tax system in the U.S., which may provide companies with the ability to repatriate earnings with minimal U.S. federal income tax impact beginning in 2018. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$53,714	$74,583
Non-cash reconciling items included in net income	153,014	158,412
Changes in operating assets and liabilities	(14,718)	(90,377)
Net cash flows provided by operating activities	$192,010	$142,618

The increase in cash provided by operating activities for the three-month period ended March 31, 2018, as compared to the same period in 2017, was primarily due to lower cash paid for income taxes due to the timing of estimated tax payments during the three-month period ended March 31, 2018 and higher cash paid for multi-year network-related maintenance contracts that were renewed during the three-month period ended March 31, 2017; partially offset by lower profitability and higher annual bonus payouts in the first quarter of 2018 due to increased hiring in 2017.

In April 2018, we announced that our Board has agreed to establish a $50.0 million endowment for the Akamai Foundation. The one-time endowment will help the Akamai Foundation continue to support charitable initiatives including those related to math education. We expect to fund this in 2018.

Cash (Used in) Provided by Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Cash paid for acquired businesses, net of cash acquired	$(79)	$(10)
Purchases of property and equipment and capitalization of internal-use software development costs	(113,075)	(91,181)
Net marketable securities activity	2,384	231,832
Other investing activity	(715)	(335)
Net cash (used in) provided by investing activities	$(111,485)	$140,306

The change in cash (used in) provided by investing activities during the three-month period ended March 31, 2018, as compared to the same period in 2017, was driven by a decrease in net sales and maturities of marketable securities during the three-month period ended March 31, 2018, as compared to the same period in 2017. The difference is primarily attributable to sales of securities during the first quarter of 2017 to fund our acquisition of Soasta, Inc. during the second quarter of 2017. In addition, capitalization of internal use software development increased during the three-month period ended March 31, 2018 as a result of continued investment in internal-use software deployed on our network.

Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Activity related to stock-based compensation	$(6,976)	$(16,391)
Repurchases of common stock	(19,785)	(72,467)
Other financing activities	(3,900)	—
Net cash used in financing activities	$(30,661)	$(88,858)

The decrease in cash used in financing activities during the three-month period ended March 31, 2018, as compared to the same period in 2017, was primarily the result of decreased share repurchases. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 31, 2018. In March 2018, we announced that the Board of Directors had increased our share repurchase authorization by $416.7 million, raising the amount that is authorized and available to $750.0 million, which we plan to utilize by the end of 2018. Our goal for the share repurchase program is to return capital to shareholders, as business and market conditions warrant, and to offset the dilution created by employee equity compensation programs.

During the three-month period ended March 31, 2018, we repurchased 0.3 million shares of common stock at a weighted average price of $67.38 per share for an aggregate of $19.8 million. During the three-month period ended March 31, 2017, we repurchased 1.1 million shares of common stock at a weighted average price of $65.78 per share for an aggregate of $72.5 million. As of March 31, 2018, $730.2 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 7 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We have used, and intend to use, the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

The convertible senior notes are due in February 2019, and are classified as a current liability on our consolidated balance sheet as of March 31, 2018. We are currently assessing our options with respect to repayment of the notes.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology and facility expansion, opportunistic business acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other long-term liabilities.

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of March 31, 2018, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2017, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 12 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2018 was determined to be immaterial.

As of March 31, 2018, we did not have any additional material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 1 and Note 2 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding recent and newly adopted accounting pronouncements. See also Note 2 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017. Except for our adoption of the new revenue recognition standard, there have been no material changes to our critical accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Our contracts with customers sometimes include promises to transfer multiple services to a customer. Determining whether services are distinct performance obligations often requires the exercise of judgment by management. Advanced features that enhance a main product or service and are highly interrelated are generally not considered distinct; rather, they are combined with the service they relate to into one performance obligation. Different determinations related to combining services into performance obligations could result in differences in the timing and amount of revenue recognized in a period.

Determination of the standalone selling price, or SPP, also requires the exercise of judgment by management. SSP is based on observable inputs such as the price we charge for the service when sold separately, or the discounted list price per management’s approved price list. In cases where services are not sold separately or price list rates are not available, a cost-plus-margin approach or adjusted market approach is used to determine SSP. Changes to SSP could result in differences in the allocation of transaction price among performance obligations, which could result in differences in the timing and amount of revenue recognized in a period.

From time to time, we enter into contracts to sell services or license technology to unrelated enterprises at or about the same time that we enter into contracts to purchase products or services from the same enterprises. Consideration payable to a customer is reviewed as part of the transaction price. If the payment to the customer does not represent payment for a distinct service, revenue is recognized only up to the net amount of consideration after customer payment obligations are considered. Different determinations on whether a payment represents a distinct service could result in differences in the amount of revenue recognized.

We may also resell the licenses or services of third parties. If we are acting as an agent in an arrangement with a customer to provide third party services, the transaction price reflects only the net amount to which we will be entitled, after accounting for payments made to the third party responsible for satisfying the performance obligation. Different determinations on whether we are acting as an agent or a principle could change the amount of revenue recognized.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2018. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2018 and December 31, 2017, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at March 31, 2018, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight Networks, Inc., or Limelight, and Akamai, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, Akamai and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the litigation. We recorded a $14.9 million charge during the three months ended March 31, 2018 related to this settlement.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017.
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

Failure to invest in areas that can potentially provide a positive return or to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us and an inability to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

Slower traffic growth on our network and numerous other factors could cause our revenue growth rate to slow and profitability to decline.

During the past twenty years, we have diversified our business from a media-dominated content delivery network by becoming a leading supplier of web and security products and services for a broad range of customers in myriad industries. Nevertheless, increasing traffic on our network remains key to our revenue growth and profitability. Numerous factors can impact traffic growth including:

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

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. In addition, many of our expenses are fixed cost in nature for some minimum amount of time so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower traffic growth on our network than we expect or than we have experienced in recent years, our revenue growth rate will slow, and we may not be able to maintain our current level of profitability on a quarterly or annual basis in the future.

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

It is key to our profitability that we offset lost committed recurring revenue due to customer cancellations, terminations, price reductions or other less favorable terms by adding new customers, selling more high-margin services, features and functionalities to existing customers and increasing traffic usage by all customers. Some customers may elect not to renew and others may renew at lower prices, lower committed traffic levels, or for shorter contract lengths. Historically, a significant percentage of our renewals, particularly with larger customers, has led to unit price declines as competition has increased and the market for certain parts of our business has matured. Our renewal rates may decline as a result of a number of factors, including competitive pressures, customer dissatisfaction with our services, customers' inability to continue their operations and spending levels, the impact of multi-vendor policies, customers implementing or increasing their use of in-house technology solutions and general economic conditions. In addition, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a commitment would make it easier for customers to stop doing business with us, which would negatively impact revenue.

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

We entered into a Non-Prosecution Agreement with the U.S. Securities and Exchange Commission in June 2016 in connection with the previously-disclosed investigation relating to sales practices in a country outside the U.S. In the event we violate the terms of this Non-Prosecution Agreement, we could be subject to additional investigation or enforcement by the Commission or the Department of Justice. Although we have implemented policies and procedures designed to ensure compliance with the Non-Prosecution Agreement and relevant laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws. Any such violations could result in fines and penalties, criminal sanctions against us or our employees and prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries. They could also materially affect our brand, our global operations, any international expansion efforts, our ability to attract and retain employees, our business overall, and our financial results.

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

As of March 31, 2018, we had total par value of $690.0 million of convertible senior notes outstanding due in 2019. Our ability to refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. In addition, the terms of the notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above.

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

Furthermore, because litigation is inherently unpredictable and may not be covered by insurance, there can be no assurance that the results of any litigation matters will not have an adverse impact on our business, results of operations, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2018 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
January 1, 2018 – January 31, 2018	111,965	$65.83	111,965	$325,938
February 1, 2018 – February 28, 2018	102,126	65.90	102,126	319,207
March 1, 2018 – March 31, 2018	79,528	71.47	79,528	730,215
Total	293,619	$67.38	293,619	$730,215

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)
In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 2018. In March 2018, the Board of Directors authorized a $416.7 million increase to the share repurchase program, such that the amount that is authorized and available for repurchase in 2018 is $750.0 million.

Item 6. Exhibits

Exhibit 10.36
Cooperation Agreement, dated as of March 8, 2018, by and among Akamai Technologies, Inc., Elliott Associates, L.P., Elliott International, L.P., Elliott Capital Advisors Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on March 8, 2018)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 9, 2018	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)