Form 10-Q
period 2018-06-30
AKAMAI TECHNOLOGIES INC
filed 2018-08-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 6, 2018: 169,504,628

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$977,488	$313,382
Marketable securities	879,483	398,554
Accounts receivable, net of reserves of $1,065 and $1,281 at June 30, 2018, and December 31, 2017, respectively	479,865	461,457
Prepaid expenses and other current assets	147,324	172,853
Total current assets	2,484,160	1,346,246
Property and equipment, net	852,950	862,535
Marketable securities	411,746	567,592
Goodwill	1,494,311	1,498,688
Acquired intangible assets, net	184,934	201,259
Deferred income tax assets	44,230	36,231
Other assets	132,373	136,365
Total assets	$5,604,704	$4,648,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,167	$80,278
Accrued expenses	253,241	283,743
Deferred revenue	100,314	70,495
Convertible senior notes	674,629	—
Other current liabilities	23,977	22,178
Total current liabilities	1,136,328	456,694
Deferred revenue	6,075	6,062
Deferred income tax liabilities	18,236	17,823
Convertible senior notes	855,378	662,913
Other liabilities	143,409	142,955
Total liabilities	2,159,426	1,286,447
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 171,763,861 shares issued and 169,311,093 shares outstanding at June 30, 2018, and 169,893,324 shares issued and outstanding at December 31, 2017	1,718	1,699
Additional paid-in capital	4,303,531	4,073,362
Accumulated other comprehensive loss	(41,970)	(21,930)
Treasury stock, at cost, 2,452,768 shares at June 30, 2018, and no shares at December 31, 2017	(185,512)	—
Accumulated deficit	(632,489)	(690,662)
Total stockholders’ equity	3,445,278	3,362,469
Total liabilities and stockholders’ equity	$5,604,704	$4,648,916

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$662,759	$605,832	$1,331,483	$1,206,125
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	235,487	214,680	470,312	420,407
Research and development	59,709	53,373	124,774	105,535
Sales and marketing	131,680	117,944	254,233	232,436
General and administrative	170,206	123,518	324,591	238,527
Amortization of acquired intangible assets	8,294	7,753	16,725	15,322
Restructuring charges	266	2,971	15,174	2,971
Total costs and operating expenses	605,642	520,239	1,205,809	1,015,198
Income from operations	57,117	85,593	125,674	190,927
Interest income	6,409	4,281	10,374	8,905
Interest expense	(9,204)	(4,646)	(14,054)	(9,243)
Other (expense) income, net	(2,769)	563	(2,748)	(121)
Income before provision for income taxes	51,553	85,791	119,246	190,468
Provision for income taxes	8,492	29,039	22,471	59,133
Net income	$43,061	$56,752	$96,775	$131,335
Net income per share:
Basic	$0.25	$0.33	$0.57	$0.76
Diluted	$0.25	$0.33	$0.56	$0.75
Shares used in per share calculations:
Basic	170,250	172,674	170,183	172,916
Diluted	172,307	173,439	172,156	174,305

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$43,061	$56,752	$96,775	$131,335
Other comprehensive (loss) income:
Foreign currency translation adjustments	(24,558)	13,568	(18,275)	23,495
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(299), $(193), $572 and $(681) for the three and six months ended June 30, 2018 and 2017, respectively	921	320	(1,765)	1,130
Other comprehensive (loss) income	(23,637)	13,888	(20,040)	24,625
Comprehensive income	$19,424	$70,640	$76,735	$155,960

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$96,775	$131,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,393	175,739
Stock-based compensation	92,183	80,255
(Benefit) provision for deferred income taxes	(12,116)	35,223
Amortization of debt discount and issuance costs	13,759	9,243
Restructuring-related software charges	2,818	—
Other non-cash reconciling items, net	8,015	1,609
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,889)	(4,265)
Prepaid expenses and other current assets	8,578	(51,224)
Accounts payable and accrued expenses	(27,091)	(17,541)
Deferred revenue	29,552	9,811
Other current liabilities	5,655	5,901
Other non-current assets and liabilities	59	(8,835)
Net cash provided by operating activities	411,691	367,251
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(79)	(197,201)
Purchases of property and equipment	(98,300)	(104,881)
Capitalization of internal-use software development costs	(103,409)	(83,305)
Purchases of short- and long-term marketable securities	(467,886)	(181,219)
Proceeds from sales of short- and long-term marketable securities	16,196	180,215
Proceeds from maturities of short- and long-term marketable securities	124,370	232,901
Other non-current assets and liabilities	(479)	(1,143)
Net cash used in investing activities	(529,587)	(154,633)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	1,132,622	—
Proceeds from the issuance of warrants	119,945	—
Purchase of note hedge related to convertible senior notes	(261,740)	—
Proceeds related to the issuance of common stock under stock plans	34,103	25,680
Employee taxes paid related to net share settlement of stock-based awards	(41,308)	(41,338)
Repurchases of common stock	(185,512)	(177,615)
Other non-current assets and liabilities	(4,844)	(1,096)
Net cash provided by (used in) financing activities	793,266	(194,369)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(11,460)	10,252
Net increase in cash, and cash equivalents and restricted cash	663,910	28,501
Cash, cash equivalents and restricted cash at beginning of period	314,429	324,626
Cash, cash equivalents and restricted cash at end of period	$978,339	$353,127

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $8,656 and $2,481 for the six months ended June 30, 2018 and 2017, respectively	$28,088	$54,146
Non-cash investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	34,016	46,988
Capitalization of stock-based compensation	16,891	14,026

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$977,488	$352,501
Restricted cash	851	626
Cash, cash equivalents and restricted cash	$978,339	$353,127

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

The following table details the changes to the consolidated statements of income for the three and six months ended June 30, 2017 as a result of the retrospective adoption of the new revenue recognition standard (in thousands, except per share data):

	For the Three Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2017
	As Previously Reported	Revenue Recognition Standard Adjustments	As Revised	As Previously Reported	Revenue Recognition Standard Adjustments	As Revised
Revenue	$608,908	$(3,076)	$605,832	$1,218,145	$(12,020)	$1,206,125
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets)	214,650	30	214,680	420,353	54	420,407
Sales and marketing	119,432	(1,488)	117,944	232,998	(562)	232,436
Total costs and operating expenses	521,697	(1,458)	520,239	1,015,706	(508)	1,015,198
Income from operations	87,211	(1,618)	85,593	202,439	(11,512)	190,927
Income before provision for income taxes	87,409	(1,618)	85,791	201,980	(11,512)	190,468
Provision for income taxes	29,637	(598)	29,039	63,278	(4,145)	59,133
Net income	57,772	(1,020)	56,752	138,702	(7,367)	131,335
Net income per share:
Basic	$0.33	$—	$0.33	$0.80	$(0.04)	$0.76
Diluted	$0.33	$—	$0.33	$0.80	$(0.05)	$0.75

The statements of comprehensive income for the three and six months ended June 30, 2017 was also impacted by the adjustments to net income of $1.0 million and $7.4 million, respectively.

The following table details the changes to the consolidated statement of cash flows for the six months ended June 30, 2017 as a result of the retrospective adoption of the new revenue recognition and statement of cash flow standards (in thousands):

	As Previously Reported	Revenue Recognition Standard Adjustments	Cash Flow Standard Adjustments	As Revised
Cash flows from operating activities:
Net income	$138,702	$(7,367)	$—	$131,335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	39,368	(4,145)	—	35,223
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,873)	13,608	—	(4,265)
Prepaid expenses and other current assets	(50,108)	(1,116)	—	(51,224)
Deferred revenue	10,406	(595)	—	9,811
Other non-current assets and liabilities	(8,450)	(385)	—	(8,835)
Net cash provided by operating activities	367,251	—	—	367,251
Cash flows from investing activities:
Other non-current assets and liabilities	(1,249)	—	106	(1,143)
Net cash used in investing activities	(154,739)	—	106	(154,633)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	10,189	—	63	10,252
Net increase in cash, and cash equivalents and restricted cash	28,332	—	169	28,501
Cash, cash equivalents and restricted cash at beginning of period	324,169	—	457	324,626
Cash, cash equivalents and restricted cash at end of period	352,501	—	626	353,127

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

Recent Accounting Pronouncements

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases with terms greater than 12 months on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. This will impact all leases, including leases for real estate and co-location facilities, among other arrangements currently under evaluation. The Company plans to adopt this standard in the first quarter of 2019 and expects to record significant right-of-use assets and lease liabilities on its consolidated balance sheets. The Company has formed a project team to assess the current state of accounting for leases, to understand the gaps between the current state and required future state and to implement the new processes, systems and controls required. To date, the

Company has completed its gap analysis, selected a software tool to assist with the accounting for leases and has begun its data collection and migration efforts. The Company is also in the process of finalizing its accounting policies and designing the related processes and internal controls. The Company expects the adoption of this standard to require changes to its processes, systems and controls over financial reporting.

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

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the "TCJA") that was enacted in 2017. The amendments in this update are effective either in the period of adoption or retrospectively, to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

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

Generally, the transaction price in a contract is equal to the committed price stated in the contract, less any discounts or rebates. The Company's typical contracts qualify for series accounting and the pricing terms generally do not require estimation of the transaction price beyond the reporting period. As a result, any incremental fees generated as a result of usage or “bursting” over committed contract levels are recorded in the period to which the services relate. The amount of consideration recognized for usage above contract minimums is limited to the amount the Company expects to be entitled to receive in exchange for providing the services. Once the transaction price has been determined, the Company allocates such price among all performance obligations in the contract on a relative standalone selling price (“SSP”) basis.

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

Most content delivery and security services represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. Accordingly, revenue for those services is recognized over time, generally ratably over the term of the arrangement due to consistent monthly traffic commitments that expire each period. Any bursting over given commitments is recognized in the period in which the traffic was served. For services that involve traffic consumption, revenue is recognized in an amount that reflects the level of traffic served to a customer in a given period. For custom arrangements, other methods may be used as a measure of progress towards satisfying the performance obligations.

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

Incremental Costs to Obtain a Contract with a Customer

The Company capitalizes incremental costs associated with obtaining customer contracts, specifically certain commission and incentive payments. The Company pays commissions and incentives up-front based on contract value upon signing a new arrangement with a customer and upon renewal and upgrades of existing contracts with customers if the renewal and upgrades result in an incremental increase in contract value.  To the extent commissions and incentives are earned, the expenses, including estimated payroll taxes, are deferred on the Company's consolidated balance sheet and amortized over the expected life of the customer arrangement on a straight-line basis.  The Company also incurs commission expense on an ongoing basis for renewals of existing contracts with no increase in contract value, based upon revenue recognized.  In these cases, no incremental costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized.

Based on the nature of the Company's unique technology and services, and the rate at which the Company continually enhances and updates its technology, the expected life of the customer arrangement is determined to be approximately 2.5 years. Amortization is primarily included in sales and marketing expense in the consolidated statements of income.  The current portion of deferred commission and incentive payments is included in prepaid expenses and other current assets, and the long-term portion is included in other assets on the Company's consolidated balance sheets.

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

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of June 30, 2018 and December 31, 2017 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2018
Certificates of deposit	$75,000	$—	$(8)	$74,992	$74,992	$—
Commercial paper	284,414	—	(125)	284,289	284,289	—
Corporate bonds	870,509	2	(7,164)	863,347	501,251	362,096
U.S. government agency obligations	58,634	—	(635)	57,999	18,841	39,158
	$1,288,557	$2	$(7,932)	$1,280,627	$879,373	$401,254

As of December 31, 2017
Commercial paper	$6,951	$—	$(9)	$6,942	$6,942	$—
Corporate bonds	736,902	2	(3,829)	733,075	289,378	443,697
U.S. government agency obligations	220,014	—	(1,764)	218,250	102,234	116,016
	$963,867	$2	$(5,602)	$958,267	$398,554	$559,713

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of June 30, 2018, the Company held for investment corporate bonds with a fair value of $352.1 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $3.0 million related to these corporate bonds are included in accumulated other comprehensive income as of June 30, 2018. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of June 30, 2018
Cash Equivalents and Marketable Securities:
Money market funds	$254,736	$254,736	$—	$—
Certificates of deposit	74,992	74,992	—	—
Commercial paper	284,289	—	284,289	—
Corporate bonds	863,347	—	863,347	—
U.S. government agency obligations	57,999	—	57,999	—
Mutual funds	10,602	10,602	—	—
	$1,545,965	$340,330	$1,205,635	$—

Liabilities:
Contingent consideration related to a completed acquisition	$(6,100)	$—	$—	$(6,100)

As of December 31, 2017
Cash Equivalents and Marketable Securities:
Money market funds	$22,649	$22,649	$—	$—
Commercial paper	10,928	—	10,928	—
Corporate bonds	733,075	—	733,075	—
U.S. government agency obligations	218,248	—	218,248	—
Mutual funds	7,879	7,879	—	—
	$992,779	$30,528	$962,251	$—

Liabilities:
Contingent consideration related to a completed acquisition	$(8,631)	$—	$—	$(8,631)

As of June 30, 2018 and December 31, 2017, the Company grouped certificates of deposit, money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2018 and December 31, 2017, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended June 30, 2018.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Due in 1 year or less	$879,373	$398,554
Due after 1 year through 3 years	401,254	559,713
	$1,280,627	$958,267

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs during the six months ended June 30, 2018 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2018	$(8,631)
Fair value adjustment to contingent consideration included in general and administrative expense	(1,635)
Cash paid upon achievement of milestone	4,166
Balance as of June 30, 2018	$(6,100)

4. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Trade accounts receivable	$343,526	$320,001
Unbilled accounts receivable	137,404	142,737
Gross accounts receivable	480,930	462,738
Allowance for doubtful accounts and other reserves	(1,065)	(1,281)
Accounts receivable, net	$479,865	$461,457

5. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Deferred costs included in prepaid and other current assets	$36,162	$35,044
Deferred costs included in other assets	22,072	23,536
Total deferred costs	$58,234	$58,580

During the three and six months ended June 30, 2018, the Company recognized $10.8 million and $21.7 million, respectively, of amortization expense related to deferred commissions. During the three and six months ended June 30, 2017, the Company recognized $8.9 million and $18.0 million, respectively, of amortization expense related to deferred commissions. Amortization expense related to deferred commissions is primarily included in sales and marketing expense in the consolidated statements of income.

6. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2018 was as follows (in thousands):

Balance as of January 1, 2018	$1,498,688
Measurement period adjustments	(1,986)
Foreign currency translation	(2,391)
Balance as of June 30, 2018	$1,494,311

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$145,091	$(73,436)	$71,655	$145,091	$(65,283)	$79,808
Customer-related intangible assets	245,710	(136,811)	108,899	245,310	(128,835)	116,475
Non-compete agreements	710	(214)	496	4,710	(3,975)	735
Trademarks and trade names	7,200	(3,316)	3,884	7,200	(2,959)	4,241
Acquired license rights	490	(490)	—	490	(490)	—
Total	$399,201	$(214,267)	$184,934	$402,801	$(201,542)	$201,259

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2018 was $8.3 million and $16.7 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2017 was $7.8 million and $15.3 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2018, aggregate expense related to amortization of acquired intangible assets is expected to be $16.6 million for the remainder of 2018, and $36.6 million, $33.9 million, $28.0 million and $22.4 million for 2019, 2020, 2021 and 2022, respectively.

7. Debt

Convertible Notes – Due 2025

In May 2018, the Company issued $1,150.0 million in par value of convertible senior notes due 2025 (the "2025 Notes"). The 2025 Notes are senior unsecured obligations of the Company, bear regular interest of 0.125%, payable semi-annually on May 1 and November 1 of each year, and mature on May 1, 2025, unless repurchased or converted prior to maturity.

At their option, holders may convert their 2025 Notes prior to the close of business on the business day immediately preceding January 1, 2025, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

On or after January 1, 2025, holders may convert all or any portion of their 2025 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

Upon conversion, the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The initial conversion rate is 10.5150 shares of the Company's common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $95.10 per share, subject to adjustments in certain events, and represents a potential conversion into 12.1 million shares.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The difference between the principal amount of the 2025 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component is recorded in additional paid-in capital in the consolidated balance sheet and will not be remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the 2025 Notes, the Company allocated the total transaction costs incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the term of the 2025 Notes, and transaction costs attributable to the equity component are netted against the equity component of the 2025 Notes in stockholders’ equity.

The 2025 Notes consist of the following components as of June 30, 2018 (in thousands):

June 30, 2018
Liability component:
Principal	$1,150,000
Less: debt discount and issuance costs, net of amortization	(294,622)
Net carrying amount	$855,378

Equity component:	$285,225

The estimated fair value of the 2025 Notes at June 30, 2018 was $1,157.2 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $73.23 on June 30, 2018, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

The Company used $46.2 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2025 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors. Additionally, $141.8 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The remaining net proceeds are intended to be used for the repayment at maturity of the $690.0 million in par value of convertible senior notes due 2019 as well as for working capital, share repurchases, potential acquisitions and strategic transactions and other corporate purposes.

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2025 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in May 2018. The Company paid $261.7 million for the note hedge transactions. The note hedge transactions cover approximately 12.1 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes, also subject to adjustment, and are exercisable upon conversion of the 2025 Notes. The note hedge transactions are intended to reduce dilution in the event of conversion of the 2025 Notes.

Warrants

Separately, in May 2018, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 12.1 million shares of the Company’s common stock at a strike price of approximately $149.18 per share. The Company received aggregate proceeds of $119.9 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2025 Notes to approximately $149.18 per share.

Convertible Notes – Due 2019

In February 2014, the Company issued $690.0 million in par value of convertible senior notes due 2019 (the "2019 Notes"). The 2019 Notes are senior unsecured obligations of the Company, do not bear regular interest and mature on February 15, 2019, unless repurchased or converted prior to maturity.

At their option, holders may convert their 2019 Notes prior to the close of business on the business day immediately preceding August 15, 2018, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended June 30, 2014 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; or

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or upon the occurrence of specified corporate events.

On or after August 15, 2018, holders may convert all or any portion of their 2019 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

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

In accounting for the issuance of the 2019 Notes, the Company separated the 2019 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2019 Notes. The difference between the principal amount of the 2019 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2019 Notes. The equity component is recorded in additional paid-in capital in the consolidated balance sheet and will not be remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the 2019 Notes, the Company allocated the total transaction costs incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the term of the 2019 Notes, and transaction costs attributable to the equity component are netted against the equity component of the 2019 Notes in stockholders’ equity.

The 2019 Notes consist of the following components as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(15,371)	(27,087)
Net carrying amount	$674,629	$662,913

Equity component:	$101,276	$101,276

The estimated fair value of the 2019 Notes at June 30, 2018 was $692.0 million. The fair value was determined based on the quoted price of the 2019 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $73.23 on June 30, 2018, the value of the 2019 Notes if converted to common stock was less than the principal amount of $690.0 million.

The Company used $62.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2019 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors. Additionally, $23.3 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The remaining net proceeds are for working capital, share repurchases and other general corporate purposes, as well as for potential acquisitions and strategic transactions.

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2019 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in February 2014. The Company paid $101.3 million for the note hedge transactions. The note hedge transactions cover approximately 7.7 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2019 Notes, also subject to adjustment, and are exercisable upon conversion of the 2019 Notes. The note hedge transactions are intended to reduce dilution in the event of conversion of the 2019 Notes.

Warrants

Separately, in February 2014, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 7.7 million shares of the Company’s common stock at a strike price of approximately $104.49 per share. The Company received aggregate proceeds of $78.0 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2019 Notes to approximately $104.49 per share.

Revolving Credit Facility

In May 2018, the Company entered into a $500.0 million five-year, revolving credit agreement (the “Credit Agreement”).  Borrowings under the Credit Agreement may be used to finance working capital needs and for general corporate purposes. The Credit Agreement provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount.

Borrowings under the Credit Agreement bear interest, at the Company's option, at a base rate plus a spread of 0.00% to 0.25% or an adjusted LIBOR rate plus a spread of 0.875% to 1.25%, in each case with such spread being determined based on the Company's consolidated leverage ratio specified in the Credit Agreement. Regardless of what amounts, if any, are outstanding under the Credit Agreement, the Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.075% to 0.15%, with such rate being based on the Company's consolidated leverage ratio specified in the Credit Agreement.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.  Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.  There were no outstanding borrowings under the Credit Agreement as of June 30, 2018.

Interest Expense

The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of debt discount and issuance costs	$9,917	$5,681	$15,749	$11,313
Coupon interest payable on 2025 Notes	156	—	156	—
Revolving credit facility contractual interest expense	139	—	139	—
Capitalization of interest expense	(1,008)	(1,035)	(1,990)	(2,070)
Total interest expense	$9,204	$4,646	$14,054	$9,243

8. Restructuring

During the fourth quarter of 2017, management committed to an action to restructure certain parts of the Company, with the intent of shifting focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring is also intended to facilitate cost efficiencies and savings. As part of the cost efficiency and savings plans, certain headcount and facility reductions were made in 2017 and the first half of 2018. Certain capitalized internal-use software charges have also been realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred $62.7 million of restructuring charges as part of this action, of which $13.4 million was recognized during the six months ended June 30, 2018, and $49.3 million was recognized during the three months ended December 31, 2017. The Company expects to record additional restructuring charges in the remainder of 2018, primarily related to consolidating facilities. The Company does not expect the incremental charges to be material.

The Company also recognized restructuring charges for redundant employees, facilities and contracts associated with acquisitions completed in 2017.

The following table summarizes the activity of the Company's restructuring accrual during the six months ended June 30, 2018 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Excess Facilities, Contract Terminations and Other	Total
Balance as of January 1, 2018	$12,857	$—	$1,386	$14,243
Costs incurred	6,761	2,818	5,595	15,174
Cash disbursements	(17,831)	—	(4,777)	(22,608)
Software and other non-cash charges	—	(2,818)	(1,787)	(4,605)
Translation adjustments and other	—	—	(181)	(181)
Balance as of June 30, 2018	$1,787	$—	$236	$2,023

9. Commitments and Contingencies

Legal Matters

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight Networks, Inc. ("Limelight") and the Company, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, the Company and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the litigation. The Company recorded a $14.9 million charge, which is included in general and administrative expenses in the consolidated statement of income, during the six months ended June 30, 2018 related to this settlement.

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

During the three and six months ended June 30, 2018, the Company repurchased 2.2 million and 2.5 million shares of its common stock, respectively, for $165.7 million and $185.5 million, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$5,553	$5,074	$10,849	$9,759
Research and development	10,926	9,614	21,435	18,643
Sales and marketing	16,749	13,951	32,708	29,108
General and administrative	14,269	12,630	27,191	22,745
Total stock-based compensation	47,497	41,269	92,183	80,255
Provision for income taxes	(18,802)	(12,221)	(29,890)	(30,206)
Total stock-based compensation, net of income taxes	$28,695	$29,048	$62,293	$50,049

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and six months ended June 30, 2018 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $5.8 million and $11.4 million, respectively, before taxes and, for the three and six months ended June 30, 2017, include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $3.9 million and $7.4 million, respectively, before taxes.

11. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2018 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2018	$(24,319)	$2,389	$(21,930)
Other comprehensive loss	(18,275)	(1,765)	(20,040)
Balance as of June 30, 2018	$(42,594)	$624	$(41,970)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the six months ended June 30, 2018.

12. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
U.S.	$413,129	$400,236	$836,468	$799,106
International	249,630	205,596	495,015	407,019
Total revenue	$662,759	$605,832	$1,331,483	$1,206,125

While the Company sells its services through a geographically disbursed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. These divisions manage a portfolio of customers that predominately purchase solutions managed by the division; however, customers may purchase solutions managed by the other division as well. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Web Division	$351,084	$317,408	$703,921	$620,896
Media and Carrier Division	311,675	288,424	627,562	585,229
Total revenue	$662,759	$605,832	$1,331,483	$1,206,125

Most content delivery and security services represent obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly traffic commitments that expire each period. A small percentage of the Company's services are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the six months ended June 30, 2018 and 2017, the Company recognized $56.6 million and $40.6 million of revenue that was included in deferred revenue as of December 31, 2017 and 2016, respectively.

As of June 30, 2018, the aggregate amount of remaining performance obligations from contracts with customers was $2.3 billion. The Company expects to recognize more than 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price within contracts with customers that relates to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligation has not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

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

The Company is currently under audit in multiple jurisdictions and, in certain cases, is involved in litigation related to adverse audit determinations.  In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting adverse audit findings related to certain tax benefits and exemptions. Over the next 12 months, the Company’s current assumptions and positions could change based on audit determinations and other events impacting its analysis. Such events, if resolved unfavorably, could significantly impact the Company’s effective income tax rate.

The Company’s effective income tax rate was 18.8% and 31.0% for the six months ended June 30, 2018 and 2017, respectively. The lower effective tax rate for the six months ended June 30, 2018, is primarily due to a reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the TCJA and an increase in the excess tax benefit related to stock-based compensation.

For the six months ended June 30, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits, partially offset by U.S. federal taxes on Global Intangible Low-Taxed Income (“GILTI”) enacted as part of the TCJA and an intercompany sale of intellectual property.

For the six months ended June 30, 2017, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

As of June 30, 2018, no changes have been made to the previously recorded provisional amounts related to the one-time transition tax and the re-measurement of the Company's deferred tax balances in its consolidated financial statements for the year ended December 31, 2017 due to the TCJA. Any changes to the provisional amounts will be recorded in the period in which the adjustments are made. These changes could arise from additional analysis, changes in assumptions or interpretations the Company has made, additional guidance that may be issued and actions the Company may take as a result of the TCJA.

Beginning in 2018, the TCJA provides for a modified territorial tax system imposing an incremental tax on foreign income deemed to be taxed at a “low rate” (the aforementioned GILTI provisions). Under GAAP, an election must be made to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into the measurement of deferred taxes (the “deferred method”). The Company is still evaluating the effects of these provisions and has not yet adopted a policy to account for the related impacts.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$43,061	$56,752	$96,775	$131,335
Denominator:
Shares used for basic net income per share	170,250	172,674	170,183	172,916
Effect of dilutive securities:
Stock options	268	329	205	344
RSUs and DSUs	1,789	436	1,768	1,045
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	172,307	173,439	172,156	174,305
Basic net income per share	$0.25	$0.33	$0.57	$0.76
Diluted net income per share	$0.25	$0.33	$0.56	$0.75

For the three and six months ended June 30, 2018 and 2017, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	—	10	—	6
Service-based RSUs	204	4,134	1,509	3,407
Performance-based RSUs	1,515	1,125	1,522	1,189
Convertible senior notes	19,797	7,704	19,797	7,704
Warrants related to issuance of convertible senior notes	19,797	7,704	19,797	7,704
Total shares excluded from computation	41,313	20,677	42,625	20,010

15. Akamai Foundation Endowment

During the second quarter of 2018, the Company contributed $50.0 million to the Akamai Foundation, a non-profit organization founded by certain current and former employees of the Company in 2000 (the "Foundation"). The Company has the right to appoint the directors of the Foundation. The contribution is intended to be a one-time endowment. The associated expense is included in general and administrative expenses in the consolidated statements of income for the three and six months ended June 30, 2018. The Foundation is a private corporate foundation with a mission of supporting youth education, with a focus on mathematics, as well as other charitable causes.

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to this base level of revenue, we are also dependent on media customers where usage of our services is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of social media and video platform capabilities, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The ability to expand our product portfolio and to effectively manage the prices we charge for our services are also key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•
Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities.

•
We have increased committed recurring revenue from our solutions by increasing sales of incremental services to our existing customers and adding new customers. These increases helped to limit the impact of reductions in usage of our services and contract terminations by certain customers as well as the effect of price decreases negotiated as part of contract renewals.

•
The prices paid by some of our customers have declined, reflecting the impact of competition. In particular, pricing pressure related to our delivery-based web performance solutions has reduced our revenue growth rate in recent quarters.

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming, social media and software downloads, contributing to an increase in our revenue. However, our traffic growth rates are subject to fluctuation based on, among other things, when large events occur and the “do-it-yourself” efforts by some of our customers that are among the large Internet platform companies: Amazon, Apple, Facebook, Google, Microsoft and Netflix. We refer to these companies as our Internet Platform Customers. Some of these customers have elected to develop and rely on their internal infrastructure to deliver more of their media content, particularly less performance-sensitive content, rather than use our services. As a result, we have experienced lower revenue from these customers in recent years. We have not, however, been experiencing a significant shift to internal infrastructure usage across the remainder of our media services customer base.

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

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. Some of our bandwidth and co-location costs are fixed over a minimum time period, while others are variable and can be more easily adjusted to reflect changes in customer needs. We have observed the following trends related to our profitability in recent years:

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

•
We incurred significant restructuring costs in the fourth quarter of 2017 and first half of 2018 as management committed to an action to restructure certain parts of the company. The restructuring actions are intended to facilitate cost efficiencies and savings.

•
Payroll and related compensation costs have grown in the first half of 2018 as we increased headcount throughout 2017, particularly in our professional services and engineering teams to support our revenue growth and strategic initiatives. During the year ended December 31, 2017, we increased our headcount by 1,161 employees. Our headcount decreased by 207 employees during the six-month period ended June 30, 2018, primarily due to the recent restructuring actions. We anticipate our headcount growth to be modest during the remainder of 2018.

We retrospectively adopted the new accounting standard for revenue recognition on January 1, 2018; accordingly, prior period results have been revised for the adoption of the new standard. The changes to our revenue recognition approach under this new standard primarily impact the timing of recognizing revenue from a small number of licensed software customers. There is little impact to revenue from our core Web and Media products. As a result of the change, we also began capitalizing certain commission and incentive payments. The revisions as a result of adopting the new standard did not have a material impact on our annual revenue or results of operations but did cause quarter-over-quarter fluctuations.

We primarily report our revenue by division, which is a customer-focused reporting view that reflects revenue from customers that are managed by the division. As of January 1, 2018, we now report our revenue in two divisions compared to the three divisions reported in 2017; the Media Division and Enterprise and Carrier Division were combined to form the new Media and Carrier Division. As the purchasing patterns and required account expertise of customers change over time, we may reassign a customer from one division to another. In 2018, we reassigned some of our customers from the Media and Carrier Division to the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.5	35.4	35.3	34.9
Research and development	9.0	8.8	9.4	8.7
Sales and marketing	19.9	19.5	19.1	19.3
General and administrative	25.7	20.4	24.4	19.8
Amortization of acquired intangible assets	1.3	1.3	1.3	1.3
Restructuring charges	—	0.5	1.1	0.2
Total costs and operating expenses	91.4	85.9	90.6	84.2
Income from operations	8.6	14.1	9.4	15.8
Interest income	1.0	0.7	0.8	0.7
Interest expense	(1.4)	(0.8)	(1.1)	(0.8)
Other (expense) income, net	(0.4)	0.1	(0.2)	—
Income before provision for income taxes	7.8	14.1	8.9	15.7
Provision for income taxes	1.3	4.8	1.7	4.9
Net income	6.5%	9.3%	7.2%	10.8%

Revenue

Revenue by division during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	% Change	% Change at Constant Currency	2018	2017	% Change	% Change at Constant Currency
Web Division	$351,084	$317,408	10.6%	9.2%	$703,921	$620,896	13.4%	11.2%
Media and Carrier Division	311,675	288,424	8.1	6.9	627,562	585,229	7.2	5.4
Total revenue	$662,759	$605,832	9.4%	8.1%	$1,331,483	$1,206,125	10.4%	8.4%

During the three- and six-month periods ended June 30, 2018, the increase in our revenue as compared to the same periods in 2017 was primarily the result of higher media traffic volumes, increased sales of our new product offerings and continued strong growth from our Cloud Security Solutions. During the three-month period ended June 30, 2018, our Cloud Security Solutions revenue was $155.3 million, as compared to $116.8 million during the three-month period ended June 30, 2017, which represents a 32.9% increase. During the six-month period ended June 30, 2018, our Cloud Security Solutions revenue was $304.5 million, as compared to $226.8 million during the six-month period ended June 30, 2017, which represents a 34.3% increase.

The increase in Web Division revenue during the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017, was primarily the result of increased sales of new products, particularly Image Manager, Digital Performance Management and Bot Manager, as well as continued strong growth in our core Kona and Prolexic Cloud Security Solutions.

The increase in Media and Carrier Division revenue during the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017, was primarily the result of increased customer traffic volumes driven primarily by video delivery and gaming customers as well as a few large sporting events that took place during the three-month period ended June 30, 2018. The increase in Media and Carrier Division revenue was offset by a decline in revenue from our Internet Platform Customers to $44.1 million and $88.5 million, respectively, for the three- and six-month periods ended June 30, 2018, as compared to $51.2 million and $102.6 million, respectively, for the three- and six-month periods ended June 30, 2017. Excluding these customers, revenue increased within the Media and Carrier Division by 12.8% and 11.9%, respectively, for the three- and six-month periods ended June 30, 2018 as compared to the same periods in 2017.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	% Change	% Change at Constant Currency	2018	2017	% Change	% Change at Constant Currency
U.S.	$413,129	$400,236	3.2%	3.2%	$836,468	$799,106	4.7%	4.7%
International	249,630	205,596	21.4	17.7	495,015	407,019	21.6	15.6
Total revenue	$662,759	$605,832	9.4%	8.1%	$1,331,483	$1,206,125	10.4%	8.4%

For the three- and six-month periods ended June 30, 2018, the increase to our U.S. revenue was the result of increases in our media traffic, which was partially offset by decreased revenue from our Internet Platform Customers, which are concentrated in the U.S. Excluding the Internet Platform Customers, our U.S. revenue growth rates would have been 5.7% and 7.4%, respectively, for the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017.

For the three- and six-month periods ended June 30, 2018, approximately 37.7% and 37.2%, respectively, of our revenue was derived from our operations located outside the U.S., compared to 33.9% and 33.7% for the three- and six-month periods ended June 30, 2017, respectively. No single country outside the U.S. accounted for 10.0% or more of revenue during any of these periods. During the three- and six-month periods ended June 30, 2018, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $5.1 million and a favorable $7.7 million, respectively, during the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Bandwidth fees	$40,106	$41,238	(2.7)%	$82,223	$82,721	(0.6)%
Co-location fees	32,391	31,542	2.7	65,494	63,352	3.4
Network build-out and supporting services	21,033	18,835	11.7	39,558	35,735	10.7
Payroll and related costs	59,607	54,607	9.2	119,615	105,020	13.9
Stock-based compensation, including amortization of prior capitalized amounts	11,091	8,760	26.6	21,622	16,648	29.9
Depreciation of network equipment	37,748	35,404	6.6	75,983	70,659	7.5
Amortization of internal-use software	33,511	24,294	37.9	65,817	46,272	42.2
Total cost of revenue	$235,487	$214,680	9.7%	$470,312	$420,407	11.9%
As a percentage of revenue	35.5%	35.4%		35.3%	34.9%

The increase in total cost of revenue for the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017, was primarily due to growth in:

•
amortization of internal-use software as we continued to release internally-developed software onto our network related to new product launches and significant enhancements to our existing services throughout 2017 and the first half of 2018;

•	payroll and related costs, including stock-based compensation, due to increased hiring in our services team in 2017 to support revenue growth; and

•	amounts paid for network build-out and supporting services related to investments to our network.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Payroll and related costs	$88,692	$78,352	13.2%	$184,377	$153,784	19.9%
Stock-based compensation	10,926	9,614	13.6	21,435	18,643	15.0
Capitalized salaries and related costs	(43,590)	(36,976)	17.9	(86,681)	(70,855)	22.3
Other expenses	3,681	2,383	54.5	5,643	3,963	42.4
Total research and development	$59,709	$53,373	11.9%	$124,774	$105,535	18.2%
As a percentage of revenue	9.0%	8.8%		9.4%	8.7%

The increase in research and development expenses during the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017, was due to growth in payroll and related costs as a result of headcount growth in 2017 to support investments in new product development and network scaling and as a result of acquisitions we completed in 2017; such growth was offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three- and six-month periods ended June 30, 2018, we capitalized $8.3 million and $15.5 million, respectively, of stock-based compensation. During the three- and six-month periods ended June 30, 2017, we capitalized $7.1 million and $13.1 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years.

We expect research and development expenses to increase during 2018 as compared to 2017 due to the growth in headcount we experienced in 2017. We expect the increases to payroll and related costs in 2018 as compared to 2017 to be at a slower pace than we experienced in 2017.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Payroll and related costs	$95,704	$82,943	15.4%	$189,897	$166,280	14.2%
Stock-based compensation	16,749	13,951	20.1	32,708	29,108	12.4
Marketing programs and related costs	11,047	11,739	(5.9)	22,327	21,689	2.9
Other expenses	8,180	9,311	(12.1)	9,301	15,359	(39.4)
Total sales and marketing	$131,680	$117,944	11.6%	$254,233	$232,436	9.4%
As a percentage of revenue	19.9%	19.5%		19.1%	19.3%

The increase in sales and marketing expenses during the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017, was primarily due to growth in payroll and related costs from headcount increases in 2017 to support our Web Division's go-to-market strategies in pursuit of growth opportunities. We expect sales and marketing expenses to increase during 2018 as compared to 2017 due to increased payroll and related costs as a result of headcount growth during 2017 and expected hiring in 2018.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Payroll and related costs	$46,874	$47,516	(1.4)%	$98,768	$92,407	6.9%
Stock-based compensation	14,269	12,630	13.0	27,191	22,745	19.5
Depreciation and amortization	21,207	18,069	17.4	41,095	36,597	12.3
Facilities-related costs	20,529	20,184	1.7	42,324	38,982	8.6
Provision for doubtful accounts	420	752	(44.1)	941	905	4.0
Acquisition-related costs	500	3,057	(83.6)	1,643	2,848	(42.3)
License of patent	(4,266)	(4,089)	4.3	(8,481)	(8,124)	4.4
Legal and stockholder matter costs	—	—	—	23,091	—	nm
Endowment of Akamai Foundation	50,000	—	nm	50,000	—	nm
Professional fees and other expenses	20,673	25,399	(18.6)	48,019	52,167	(8.0)
Total general and administrative	$170,206	$123,518	37.8%	$324,591	$238,527	36.1%
As a percentage of revenue	25.7%	20.4%		24.4%	19.8%

The increase in general and administrative expenses for the three-month period ended June 30, 2018, as compared to the same period in 2017, was primarily due to a one-time endowment to the Akamai Foundation, a non-profit organization founded by certain of our current and former employees in 2000, which was partially offset by a decrease in acquisition-related costs as a result of expenses incurred in 2017 for our acquisition of Soasta, Inc. and a decrease in professional fees and other expenses as a result of our settlement of litigation with Limelight Networks, Inc., or Limelight, during the first quarter of 2018.

The increase in general and administrative expenses for the six-month period ended June 30, 2018, as compared to the same period in 2017, was primarily due to:

•
legal and stockholder matter costs related to a settlement charge from our litigation with Limelight and amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter;

•	a one-time endowment to the Akamai Foundation;

•
expansion of company infrastructure throughout 2017 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint, which increased facilities-related costs and depreciation and amortization; and

•	payroll and related costs from headcount increases during 2017, specifically in our network infrastructure and information technology functions in support of our security infrastructure growth.

General and administrative expenses for the three- and six-month periods ended June 30, 2018 and 2017 are broken out by category as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Global functions	$47,497	$49,639	(4.3)%	$103,150	$98,366	4.9%
As a percentage of revenue	7.2%	8.2%		7.7%	8.2%
Infrastructure	76,055	74,159	2.6	154,247	144,532	6.7
As a percentage of revenue	11.5%	12.2%		11.6%	12.0%
Other	46,654	(280)	nm	67,194	(4,371)	nm
Total general and administrative expenses	$170,206	$123,518	37.8%	$324,591	$238,527	36.1%
As a percentage of revenue	25.7%	20.4%		24.4%	19.8%

During the three-month period ended June 30, 2018, as compared to the same period in 2017, the decrease in general and administrative expenses from our global functions was primarily the result of a reduction in professional fees as a result of the Limelight litigation that was settled in the first quarter of 2018. The increase in general and administrative expenses from our infrastructure functions for the three-month period ended June 30, 2018, as compared to the same period in 2017, was the result of expansion of company infrastructure throughout 2017 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. The increase in other general and administrative expenses for the three-month period ended June 30, 2018, as compared to the same period in 2017, was the result of a one-time endowment to the Akamai Foundation.

During the six-month period ended June 30, 2018, as compared to the same period in 2017, the increase in general and administrative expenses from our global and infrastructure functions was primarily the result of an increase in payroll and stock-based compensation as a result of increased headcount in 2017. Our infrastructure functions were also impacted by expansion of company infrastructure throughout 2017 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. The increase in other general and administrative expenses for the six-month period ended June 30, 2018, as compared to the same period in 2017, was the result of costs related to the settlement of litigation with Limelight, amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter and a one-time endowment to the Akamai Foundation.

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts, legal settlements, non-routine stockholder matter costs and the license of a patent.

Other than the charges incurred during the six-month period ended June 30, 2018 for legal and stockholder matter costs and the endowment of the Akamai Foundation, we do not expect other areas of general and administrative expenses to experience the same level of increases as in past years.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Amortization of acquired intangible assets	$8,294	$7,753	7.0%	$16,725	$15,322	9.2%
As a percentage of revenue	1.3%	1.3%		1.3%	1.3%

The increase in amortization of acquired intangible assets for the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at June 30, 2018, we expect amortization of acquired intangible assets to be approximately $16.6 million for the remainder of 2018, and $36.6 million, $33.9 million, $28.0 million and $22.4 million for 2019, 2020, 2021 and 2022, respectively.

Restructuring Charges

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Restructuring charges	$266	$2,971	(91.0)%	$15,174	$2,971	410.7%
As a percentage of revenue	—%	0.5%		1.1%	0.2%

The restructuring charges for the three- and six-month periods ended June 30, 2018 were primarily the result of certain restructuring actions initiated in the fourth quarter of 2017. Management committed to an action to restructure certain parts of the business, primarily media-related, with the intent of shifting focus away from products that have not seen expected commercial success and to facilitate other cost efficiencies and savings. As part of these actions, certain headcount and facility reductions were implemented during the three-month period ended December 31, 2017 and the three- and six-month periods ended June 30, 2018. In addition, certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and launched due to the restructuring action. We expect to record additional restructuring charges in the remainder of 2018, primarily related to consolidating facilities; however, we do not expect the charges to be material. The restructuring charge incurred in the three- and six-month periods ended June 30, 2017 consisted of severance expenses associated with the 2017 acquisition of Soasta, Inc., as well as a termination fee incurred to cancel a portion of the facility lease acquired in the acquisition.

Non-Operating (Expense) Income

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Interest income	$6,409	$4,281	49.7%	$10,374	$8,905	16.5%
As a percentage of revenue	1.0%	0.7%		0.8%	0.7%
Interest expense	$(9,204)	$(4,646)	98.1	$(14,054)	$(9,243)	52.1
As a percentage of revenue	(1.4)%	(0.8)%		(1.1)%	(0.8)%
Other (expense) income, net	$(2,769)	$563	(591.8)	$(2,748)	$(121)	2,171.1
As a percentage of revenue	(0.4)%	0.1%		(0.2)%	—%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities, and interest expense consists of interest expense from our debt transactions.

Other (expense) income, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other (expense) income, net for the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017, includes the impact of losses recognized on the disposition of certain equity investments. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Provision for income taxes	$8,492	$29,039	(70.8)%	$22,471	$59,133	(62.0)%
As a percentage of revenue	1.3%	4.8%		1.7%	4.9%
Effective income tax rate	16.5%	33.8%		18.8%	31.0%

For each of the three- and six-month periods ended June 30, 2018, as compared to the same periods in 2017, our provision for income taxes decreased as a result of decreased profitability and a reduction in the U.S. federal statutory tax rate to 21.0% as part of the U.S. Tax Cuts and Jobs Act, or the TCJA, that was enacted in December 2017, from 35.0% during each of the three- and six-month periods ended June 30, 2017.

For the three- and six-month periods ended June 30, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits, partially offset by U.S. taxes on Global Intangible Low-Taxed Income enacted as part of the TCJA. The six-month period ended June 30, 2018 was also impacted by an intercompany sale of intellectual property.

For the three- and six-month periods ended June 30, 2017, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

We expect our effective income tax rate to remain relatively consistent during the remaining quarters of 2018, as compared to the six-month period ended June 30, 2018. This expectation does not take into consideration the effect of potential one-time discrete items that may be recorded in the future, including acquisitions, settlements of tax audits and assessments and the resolution or identification of tax position uncertainties. The effective income tax rate could also be different depending on the nature and timing of dispositions or the vesting of employee equity awards.

In determining our net deferred tax assets and valuation allowances, annualized effective income tax rates and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of these tax reserves reflects assumptions made based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. We are routinely subject to tax audits that, in certain cases, can lead to litigation related thereto. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board contesting adverse audit findings related to certain tax benefits and exemptions. If our audits and litigation are resolved unfavorably, the ultimate tax liability or benefit from these or other matters could be materially greater or less than the amount that we have estimated.

We have continued to assess the impact that the TCJA will have on our total tax provision during the three- and six-month periods ended June 30, 2018. As of June 30, 2018, no changes have been made to the previously recorded provisional amounts related to the one-time transition tax and the re-measurement of our deferred tax balances in our consolidated financial statements for the year ended December 31, 2017. Any changes to the provisional amounts will be recorded in the period in which the adjustments are made. These changes could arise from additional analysis, changes in assumptions or interpretations we have made, additional guidance that may be issued and actions we take as a result of the TCJA. The U.S. Securities and Exchange Commission issued guidance that allows for a measurement period not to exceed one year from date of enactment. We expect to complete the analysis within the allotted time frame.

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

•
Acquisition-related costs – Acquisition-related costs include transaction fees, advisory fees, due diligence costs and other direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amounts of contingent consideration and indemnification associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions and do not reflect our core operations.

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

•
Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In May 2018, we issued $1,150 million of convertible senior notes due 2025 with a coupon interest rate of 0.125%. In February 2014, we issued $690 million of convertible senior notes due 2019 with a coupon interest rate of 0%. The imputed interest rates of these convertible senior notes were 4.26% and 3.20%, respectively. This is a result of the debt discounts recorded for the conversion features that are required to be separately accounted for as equity under GAAP, thereby reducing the carrying values of the convertible debt instruments. The debt discounts are amortized as interest expense together with the issuance costs of the debt. The interest expense excluded from our non-GAAP results is comprised of these non-cash components and is excluded from management's assessment of our operating performance because management believes the non-cash expense is not representative of ongoing operating performance.

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

•
Endowment of Akamai Foundation – During the second quarter of 2018, we incurred a charge to endow the Akamai Foundation. We believe excluding these amounts from non-GAAP financial measures is useful to investors as this one-time event is not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income from operations	$57,117	$85,593	$125,674	$190,927
Amortization of acquired intangible assets	8,294	7,753	16,725	15,322
Stock-based compensation	47,497	41,269	92,183	80,255
Amortization of capitalized stock-based compensation and capitalized interest expense	6,597	4,556	12,860	8,467
Restructuring charges	266	2,971	15,174	2,971
Acquisition-related costs	500	3,057	1,643	2,849
Legal and stockholder matter costs	—	—	23,091	—
Endowment of Akamai Foundation	50,000	—	50,000	—
Non-GAAP income from operations	$170,271	$145,199	$337,350	$300,791

GAAP operating margin	9%	14%	9%	16%
Non-GAAP operating margin	26%	24%	25%	25%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$43,061	$56,752	$96,775	$131,335
Amortization of acquired intangible assets	8,294	7,753	16,725	15,322
Stock-based compensation	47,497	41,269	92,183	80,255
Amortization of capitalized stock-based compensation and capitalized interest expense	6,597	4,556	12,860	8,467
Restructuring charges	266	2,971	15,174	2,971
Acquisition-related costs	500	3,057	1,643	2,849
Legal and stockholder matter costs	—	—	23,091	—
Endowment of Akamai Foundation	50,000	—	50,000	—
Amortization of debt discount and issuance costs	8,909	4,646	13,759	9,243
Loss on investments	2,000	—	2,000	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(24,191)	(13,974)	(45,474)	(29,441)
Non-GAAP net income	$142,933	$107,030	$278,736	$221,001

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net income per diluted share	$0.25	$0.33	$0.56	$0.75
Amortization of acquired intangible assets	0.05	0.04	0.10	0.09
Stock-based compensation	0.28	0.24	0.54	0.46
Amortization of capitalized stock-based compensation and capitalized interest expense	0.04	0.03	0.07	0.05
Restructuring charges	—	0.02	0.09	0.02
Acquisition-related costs	—	0.02	0.01	0.02
Legal and stockholder matter costs	—	—	0.13	—
Endowment of Akamai Foundation	0.29	—	0.29	—
Amortization of debt discount and issuance costs	0.05	0.03	0.08	0.05
Loss on investments	0.01	—	0.01	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.14)	(0.08)	(0.26)	(0.17)
Non-GAAP net income per diluted share (1)	$0.83	$0.62	$1.62	$1.27

Shares used in diluted per share calculations	172,307	173,439	172,156	174,305

(1) May not foot due to rounding

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of our convertible senior notes. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Unless and until our weighted average stock price is greater than $89.56, the initial conversion price of the convertible senior notes due 2019, and unless or until our weighted average stock price is greater than $95.10, the initial conversion price of the convertible senior notes due 2025, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and other activity related to divestiture of a business; gains and losses on legal settlements; costs from professional service providers related to a non-routine stockholder matter; costs incurred related to the endowment of the Akamai Foundation; costs incurred with respect to our internal FCPA investigation; foreign exchange gains and losses; loss on early extinguishment of debt; interest expense; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$43,061	$56,752	$96,775	$131,335
Amortization of acquired intangible assets	8,294	7,753	16,725	15,322
Stock-based compensation	47,497	41,269	92,183	80,255
Amortization of capitalized stock-based compensation and capitalized interest expense	6,597	4,556	12,860	8,467
Restructuring charges	266	2,971	15,174	2,971
Acquisition-related costs	500	3,057	1,643	2,849
Legal and stockholder matter costs	—	—	23,091	—
Interest income	(6,409)	(4,281)	(10,374)	(8,905)
Interest expense	9,204	4,646	14,054	9,243
Provision for income taxes	8,492	29,039	22,471	59,133
Depreciation and amortization	91,407	76,897	180,808	151,950
Endowment of Akamai Foundation	50,000	—	50,000	—
Other expense (income), net	2,769	(563)	2,748	121
Adjusted EBITDA	$261,678	$222,096	$518,158	$452,741
Adjusted EBITDA margin	39%	37%	39%	38%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2018, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $2.3 billion. Factoring in our convertible senior notes of $1.8 billion, our net cash at June 30, 2018 was $0.4 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as deferred revenue, accounts payable, accounts receivable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repurchases and issuances, purchases and sales of marketable securities and similar events. We believe our strong balance sheet and cash position are important competitive differentiators that provide the financial flexibility necessary to make investments at opportune times. We expect to continue to evaluate strategic investments to strengthen our business on an ongoing basis.

As of June 30, 2018, we had cash and cash equivalents of $310.4 million held in accounts outside the U.S. As a result of the TCJA, we have recorded a provisional tax expense of $43.4 million related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. An election is available to pay the transition tax in installments over an eight-year period. We have sufficient cash in the U.S. to pay this tax obligation and do not need to rely on cash outside the U.S. for payment. The TCJA also provides for a territorial tax system in the U.S., which may provide companies with the ability to repatriate earnings with minimal U.S. federal income tax impact beginning in 2018. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Net income	$96,775	$131,335
Non-cash reconciling items included in net income	315,052	302,069
Changes in operating assets and liabilities	(136)	(66,153)
Net cash flows provided by operating activities	$411,691	$367,251

The increase in cash provided by operating activities for the six-month period ended June 30, 2018, as compared to the same period in 2017, was primarily due to lower cash paid for income taxes due to the timing of estimated tax payments during the six-month period ended June 30, 2018 and higher cash paid for multi-year network-related maintenance contracts that were renewed during the six-month period ended June 30, 2017; partially offset by a one-time contribution to the Akamai Foundation as well as higher annual bonus payouts in the first quarter of 2018 due to increased hiring in 2017.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Cash paid for acquired businesses, net of cash acquired	$(79)	$(197,201)
Purchases of property and equipment and capitalization of internal-use software development costs	(201,709)	(188,186)
Net marketable securities activity	(327,320)	231,897
Other investing activity	(479)	(1,143)
Net cash used in investing activities	$(529,587)	$(154,633)

The increase in cash used in investing activities during the six-month period ended June 30, 2018, as compared to the same period in 2017, was driven by an increase in purchases of marketable securities as a result of investing proceeds from our convertible senior notes issued in May 2018. The increase in cash used in investing activities was partially offset by the cash paid for the acquisition of Soasta during the six-month period ended June 30, 2017.

Cash Provided By (Used in) Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Activity related to convertible senior notes	$990,827	$—
Activity related to stock-based compensation	(7,205)	(15,658)
Repurchases of common stock	(185,512)	(177,615)
Other financing activities	(4,844)	(1,096)
Net cash provided by (used in) financing activities	$793,266	$(194,369)

The increase in cash provided by financing activities during the six-month period ended June 30, 2018, as compared to the same period in 2017, was the result of our convertible senior notes issued in May 2018 and related note hedge and warrant transactions.

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

During the six-month period ended June 30, 2018, we repurchased 2.5 million shares of common stock at a weighted average price of $75.63 per share for an aggregate of $185.5 million. During the six-month period ended June 30, 2017, we repurchased 3.1 million shares of common stock at a weighted average price of $56.90 per share for an aggregate of $177.6 million. As of June 30, 2018, $564.5 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In May 2018, we issued $1,150.0 million in par value of convertible senior notes due 2025 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 7 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We intend to use a portion of the net proceeds to repay at maturity all of our $690.0 million outstanding aggregate principle amount of convertible senior notes due in 2019. In addition, we intend to use the remaining net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 7 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We have used, and intend to use, the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions. The convertible senior notes are due in February 2019, and are classified as a current liability on our consolidated balance sheet as of June 30, 2018.

Revolving Credit Facility

In May 2018, we entered into a $500.0 million, five-year revolving credit agreement.  Borrowings under the facility may be used to finance working capital needs and for general corporate purposes. The facility provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount.

Borrowings under the Credit Agreement bear interest, at our option, at a base rate plus a spread of 0.00% to 0.25% or an adjusted LIBOR rate plus a spread of 0.875% to 1.25%, in each case with such spread being determined based on our consolidated leverage ratio specified in the Credit Agreement. Regardless of what amounts, if any, are outstanding under the Credit Agreement, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.075% to 0.15%, with such rate being based on our consolidated leverage ratio specified in the Credit Agreement.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default.  Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.  There were no outstanding borrowings under the Credit Agreement as of June 30, 2018.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology and facility expansion, opportunistic business acquisitions, anticipated share repurchases, lease and purchase commitments, repayment of our convertible senior notes due 2019 and settlements of other long-term liabilities.

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. With the exception of the issuance of the $1,150.0 million of convertible senior notes issued in May 2018, as of June 30, 2018, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2017, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 12 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2018 was determined to be immaterial.

As of June 30, 2018, we did not have any additional material off-balance sheet arrangements.

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

Determination of the standalone selling price, or SSP, also requires the exercise of judgment by management. SSP is based on observable inputs such as the price we charge for the service when sold separately, or the discounted list price per management’s approved price list. In cases where services are not sold separately or price list rates are not available, a cost-plus-margin approach or adjusted market approach is used to determine SSP. Changes to SSP could result in differences in the allocation of transaction price among performance obligations, which could result in differences in the timing and amount of revenue recognized in a period.

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

We may also resell the licenses or services of third parties. If we are acting as an agent in an arrangement with a customer to provide third party services, the transaction price reflects only the net amount to which we will be entitled, after accounting for payments made to the third party responsible for satisfying the performance obligation. Different determinations on whether we are acting as an agent or a principal could change the amount of revenue recognized.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2018. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2018 and December 31, 2017, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at June 30, 2018, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight Networks, Inc., or Limelight, and Akamai, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, Akamai and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the lawsuits. We recorded a $14.9 million charge during the six months ended June 30, 2018 related to this settlement.

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

Responding to actions by activist stockholders could be distracting to our Board of Directors, our executives and our other employees. Such activities may also require us to incur significant legal and other advisor fees and public relations costs. Perceived uncertainty as to our future direction could affect customer and investor sentiment, resulting in longer sales cycles, employee retention and hiring challenges, and volatility in the price of our common stock.

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

Privacy laws, including the European Union General Data Protection Regulation, or GDPR, are rapidly changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws and industry self-regulatory codes have been enacted and more are being considered that, like the GDPR, may affect our ability to reach current and prospective customers, to understand how our products and services are being used, and to respond to customer requests allowed under the laws, and how we use data generated from our network. Any perception that our business practices, our data collection activities or how our services operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism (or boycotts), class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Compliance with GDPR may be administratively difficult and expensive.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, we do not yet know the full effect that the U.S. Tax Cuts and Jobs Act of 2017 and subsequent related regulations will have on our business and tax exposure assessment. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions. If the outcome of this appeal and other audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

As of June 30, 2018, we had total par value of $1,150.0 million of convertible senior notes outstanding due in 2025 and $690.0 million of convertible senior notes outstanding due in 2019. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not do so. If we incur significantly more debt, this could intensify the risks described above.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•
a classified board structure so that only approximately one-third of our Board of Directors is up for re-election in any one year until our 2021 annual meeting of stockholders at which time all directors will stand for annual elections;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2018 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
April 1, 2018 – April 30, 2018	82,525	$71.28	82,525	$724,333
May 1, 2018 – May 31, 2018	988,151	75.21	988,151	650,016
June 1, 2018 – June 30, 2018	1,088,473	78.58	1,088,473	564,488
Total	2,159,149	$76.76	2,159,149	$564,488

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)
In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 2018. In March 2018, the Board of Directors authorized a $416.7 million increase to the share repurchase program, such that the amount that is authorized and available for repurchase in 2018 is $750.0 million.

Item 6. Exhibits

Exhibit 3.1 (A)	Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc., as amended

Exhibit 3.2 (A)	Amended and Restated Bylaws of Akamai Technologies, Inc., as amended

Exhibit 4.1 (B)	Indenture (including form of Notes) with respect to Akamai’s 0.125% Convertible Senior Notes due 2025, dated as of May 21, 2018, between Akamai and U.S. Bank National Association, as trustee.

Exhibit 10.1 (C)
Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and arrangers party thereto, dated May 10, 2018

Exhibit 10.2 (B)	Form of Call Option Confirmation between Akamai and each Option Counterparty

Exhibit 10.3 (B)	Form of Warrant Confirmation between Akamai and each Option Counterparty

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

(A) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275) filed with the Securities and Exchange Commission on June 6, 2018

(B) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275) filed with the Securities and Exchange Commission on May 22, 2018

(C) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275) filed with the Securities and Exchange Commission on May 15, 2018

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 8, 2018	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)