Form 10-Q
period 2018-09-30
AKAMAI TECHNOLOGIES INC
filed 2018-11-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 5, 2018: 162,866,026

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$705,407	$313,382
Marketable securities	1,096,233	398,554
Accounts receivable, net of reserves of $1,358 and $1,281 at September 30, 2018, and December 31, 2017, respectively	466,364	461,457
Prepaid expenses and other current assets	161,785	172,853
Total current assets	2,429,789	1,346,246
Property and equipment, net	884,483	862,535
Marketable securities	257,135	567,592
Goodwill	1,488,868	1,498,688
Acquired intangible assets, net	176,640	201,259
Deferred income tax assets	23,688	36,231
Other assets	103,284	136,365
Total assets	$5,363,887	$4,648,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,051	$80,278
Accrued expenses	305,267	283,743
Deferred revenue	93,732	70,495
Convertible senior notes	680,564	—
Other current liabilities	20,324	22,178
Total current liabilities	1,195,938	456,694
Deferred revenue	5,218	6,062
Deferred income tax liabilities	18,827	17,823
Convertible senior notes	864,679	662,913
Other liabilities	123,695	142,955
Total liabilities	2,208,357	1,286,447
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 172,234,085 shares issued and 163,886,719 shares outstanding at September 30, 2018, and 169,893,324 shares issued and outstanding at December 31, 2017	1,722	1,699
Additional paid-in capital	4,352,857	4,073,362
Accumulated other comprehensive loss	(48,218)	(21,930)
Treasury stock, at cost, 8,347,366 shares at September 30, 2018, and no shares at December 31, 2017	(625,925)	—
Accumulated deficit	(524,906)	(690,662)
Total stockholders’ equity	3,155,530	3,362,469
Total liabilities and stockholders’ equity	$5,363,887	$4,648,916

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$669,628	$624,440	$2,001,111	$1,830,565
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	239,246	225,490	709,558	645,897
Research and development	61,049	57,226	185,823	162,761
Sales and marketing	125,323	117,863	379,556	350,299
General and administrative	119,911	124,523	444,502	363,050
Amortization of acquired intangible assets	8,294	7,753	25,019	23,075
Restructuring (benefit) charges	(732)	332	14,442	3,303
Total costs and operating expenses	553,091	533,187	1,758,900	1,548,385
Income from operations	116,537	91,253	242,211	282,180
Interest income	9,258	4,463	19,632	13,368
Interest expense	(14,566)	(4,746)	(28,620)	(13,989)
Other (expense) income, net	(459)	535	(3,207)	414
Income before provision for income taxes	110,770	91,505	230,016	281,973
Provision for income taxes	3,187	27,594	25,658	86,727
Net income	$107,583	$63,911	$204,358	$195,246
Net income per share:
Basic	$0.65	$0.37	$1.21	$1.13
Diluted	$0.64	$0.37	$1.20	$1.13
Shares used in per share calculations:
Basic	165,924	170,976	168,763	172,269
Diluted	167,900	171,505	170,732	173,371

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$107,583	$63,911	$204,358	$195,246
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,771)	7,689	(26,046)	31,184
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(494), $(187), $78 and $(868) for the three and nine months ended September 30, 2018 and 2017, respectively	1,524	310	(242)	1,438
Other comprehensive (loss) income	(6,247)	7,999	(26,288)	32,622
Comprehensive income	$101,336	$71,910	$178,070	$227,868

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$204,358	$195,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,226	272,917
Stock-based compensation	138,815	122,103
Provision for deferred income taxes	12,906	23,134
Amortization of debt discount and issuance costs	27,844	13,989
Restructuring-related software charges	2,818	—
Other non-cash reconciling items, net	9,360	3,655
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,611)	(9,423)
Prepaid expenses and other current assets	(2,084)	(36,580)
Accounts payable and accrued expenses	7,921	22,150
Deferred revenue	23,927	1,528
Other current liabilities	2,030	3,651
Other non-current assets and liabilities	(10,338)	(8,828)
Net cash provided by operating activities	722,172	603,542
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(79)	(197,201)
Purchases of property and equipment	(143,285)	(185,466)
Capitalization of internal-use software development costs	(145,122)	(122,460)
Purchases of short- and long-term marketable securities	(782,086)	(249,098)
Proceeds from sales of short- and long-term marketable securities	16,308	180,405
Proceeds from maturities of short- and long-term marketable securities	378,708	317,974
Other non-current assets and liabilities	(2,678)	(1,166)
Net cash used in investing activities	(678,234)	(257,012)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	1,132,185	—
Proceeds from the issuance of warrants	119,945	—
Purchase of note hedge related to convertible senior notes	(261,740)	—
Proceeds related to the issuance of common stock under stock plans	52,497	41,740
Employee taxes paid related to net share settlement of stock-based awards	(52,145)	(48,122)
Repurchases of common stock	(625,925)	(306,629)
Other non-current assets and liabilities	(5,085)	(1,096)
Net cash provided by (used in) financing activities	359,732	(314,107)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(11,528)	12,359
Net increase in cash, and cash equivalents and restricted cash	392,142	44,782
Cash, cash equivalents and restricted cash at beginning of period	314,429	324,626
Cash, cash equivalents and restricted cash at end of period	$706,571	$369,408

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $17,286 and $5,867 for the nine months ended September 30, 2018 and 2017, respectively	$32,485	$79,479
Non-cash investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	54,414	29,546
Capitalization of stock-based compensation	25,676	21,602

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$705,407	$368,152
Restricted cash	1,164	1,256
Cash, cash equivalents and restricted cash	$706,571	$369,408

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides security, web and mobile performance, enterprise access, and video delivery solutions to enterprises across the world. Its globally-distributed platform comprises more than 200,000 servers across more than 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

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

The following table details the changes to the consolidated statements of income for the three and nine months ended September 30, 2017 as a result of the retrospective adoption of the new revenue recognition standard (in thousands, except per share data):

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2017
	As Previously Reported	Revenue Recognition Standard Adjustments	As Revised	As Previously Reported	Revenue Recognition Standard Adjustments	As Revised
Revenue	$621,399	$3,041	$624,440	$1,839,544	$(8,979)	$1,830,565
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets)	225,468	22	225,490	645,821	76	645,897
Sales and marketing	120,220	(2,357)	117,863	353,218	(2,919)	350,299
Total costs and operating expenses	535,522	(2,335)	533,187	1,551,228	(2,843)	1,548,385
Income from operations	85,877	5,376	91,253	288,316	(6,136)	282,180
Income before provision for income taxes	86,129	5,376	91,505	288,109	(6,136)	281,973
Provision for income taxes	25,617	1,977	27,594	88,895	(2,168)	86,727
Net income	60,512	3,399	63,911	199,214	(3,968)	195,246
Net income per share:
Basic	$0.35	$0.02	$0.37	$1.16	$(0.03)	$1.13
Diluted	$0.35	$0.02	$0.37	$1.15	$(0.02)	$1.13

The statements of comprehensive income for the three and nine months ended September 30, 2017 was also impacted by the adjustments to net income of $3.4 million and $(4.0) million, respectively.

The following table details the changes to the consolidated statement of cash flows for the nine months ended September 30, 2017 as a result of the retrospective adoption of the new revenue recognition and statement of cash flow standards (in thousands):

	As Previously Reported	Revenue Recognition Standard Adjustments	Cash Flow Standard Adjustments	As Revised
Cash flows from operating activities:
Net income	$199,214	$(3,968)	$—	$195,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	25,302	(2,168)	—	23,134
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,199)	9,776	—	(9,423)
Prepaid expenses and other current assets	(34,195)	(2,385)	—	(36,580)
Deferred revenue	991	537	—	1,528
Other non-current assets and liabilities	(7,036)	(1,792)	—	(8,828)
Net cash provided by operating activities	603,542	—	—	603,542
Cash flows from investing activities:
Other non-current assets and liabilities	(1,895)	—	729	(1,166)
Net cash used in investing activities	(257,741)	—	729	(257,012)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	12,289	—	70	12,359
Net increase in cash, and cash equivalents and restricted cash	43,983	—	799	44,782
Cash, cash equivalents and restricted cash at beginning of period	324,169	—	457	324,626
Cash, cash equivalents and restricted cash at end of period	368,152	—	1,256	369,408

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

Recent Accounting Pronouncements

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases with terms greater than 12 months on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. This will impact all leases, including leases for real estate and co-location facilities, among other arrangements currently under evaluation. The Company plans to adopt this standard in the first quarter of 2019 on a modified retrospective basis. The Company expects to record significant right-of-use assets and lease liabilities on its consolidated balance sheets, but does not expect the adoption to impact its results of operations or cash flows.

The Company has formed a project team to assess the current state of accounting for leases, to understand the gaps between the current state and required future state and to implement the new processes, systems and controls required. To date, the Company has completed its gap analysis, selected a software tool to assist with the accounting for leases, has begun to implement the software, and has begun its data collection and migration efforts. The Company is also in the process of finalizing its accounting policies and designing the related processes and internal controls. The Company expects the adoption of this standard to require changes to its processes, systems and controls over financial reporting.

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

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the "TCJA") that was enacted in 2017. The amendments in this update are effective either in the period of adoption or retrospectively, to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized, during interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

In August 2018, the FASB issued guidance which changes the fair value measurement disclosure requirements. This guidance will be effective for the Company on January 1, 2019. The Company is evaluating the impact the update will have on its disclosures.

In August 2018, the FASB issued guidance which address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This guidance will be effective for the Company on January 1, 2020, with early adoption permitted. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

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

Incremental Costs to Obtain a Contract with a Customer

The Company capitalizes incremental costs associated with obtaining customer contracts, specifically certain commission and incentive payments. The Company pays commissions and incentives up-front based on contract value upon signing a new arrangement with a customer and upon renewal and upgrades of existing contracts with customers if the renewal and upgrades result in an incremental increase in contract value.  To the extent commissions and incentives are earned, the expenses, including estimated payroll taxes, are deferred on the Company's consolidated balance sheet and amortized over the expected life of the customer arrangement on a straight-line basis.  The Company also incurs commission expense on an ongoing basis based upon revenue recognized.  In these cases, no incremental costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized.

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

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of September 30, 2018 and December 31, 2017 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2018
Certificates of deposit	$65,000	$5	$(11)	$64,994	$64,994	$—
Commercial paper	393,835	3	(98)	393,740	393,740	—
Corporate bonds	830,558	17	(5,253)	825,322	581,609	243,713
U.S. government agency obligations	58,683	—	(564)	58,119	55,660	2,459
	$1,348,076	$25	$(5,926)	$1,342,175	$1,096,003	$246,172

As of December 31, 2017
Commercial paper	$6,951	$—	$(9)	$6,942	$6,942	$—
Corporate bonds	736,902	2	(3,829)	733,075	289,378	443,697
U.S. government agency obligations	220,014	—	(1,764)	218,250	102,234	116,016
	$963,867	$2	$(5,602)	$958,267	$398,554	$559,713

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of September 30, 2018, the Company held for investment corporate and government bonds with a fair value of $406.6 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $3.8 million related to these corporate and government bonds are included in accumulated other comprehensive income as of September 30, 2018. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of September 30, 2018
Cash Equivalents and Marketable Securities:
Money market funds	$139,125	$139,125	$—	$—
Certificates of deposit	64,994	64,994	—	—
Commercial paper	393,740	—	393,740	—
Corporate bonds	825,322	—	825,322	—
U.S. government agency obligations	58,119	—	58,119	—
Mutual funds	11,193	11,193	—	—
	$1,492,493	$215,312	$1,277,181	$—

Liabilities:
Contingent consideration related to a completed acquisition	$(6,200)	$—	$—	$(6,200)

As of December 31, 2017
Cash Equivalents and Marketable Securities:
Money market funds	$22,649	$22,649	$—	$—
Commercial paper	10,928	—	10,928	—
Corporate bonds	733,075	—	733,075	—
U.S. government agency obligations	218,248	—	218,248	—
Mutual funds	7,879	7,879	—	—
	$992,779	$30,528	$962,251	$—

Liabilities:
Contingent consideration related to a completed acquisition	$(8,631)	$—	$—	$(8,631)

As of September 30, 2018 and December 31, 2017, the Company grouped certificates of deposit, money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2018 and December 31, 2017, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended September 30, 2018.

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company's Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that primarily use market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Due in 1 year or less	$1,096,003	$398,554
Due after 1 year through 3 years	246,172	559,713
	$1,342,175	$958,267

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs during the nine months ended September 30, 2018 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2018	$(8,631)
Fair value adjustment to contingent consideration included in general and administrative expense	(1,735)
Cash paid upon achievement of milestone	4,166
Balance as of September 30, 2018	$(6,200)

4. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Trade accounts receivable	$330,989	$320,001
Unbilled accounts receivable	136,733	142,737
Gross accounts receivable	467,722	462,738
Allowance for doubtful accounts and other reserves	(1,358)	(1,281)
Accounts receivable, net	$466,364	$461,457

5. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Deferred costs included in prepaid and other current assets	$38,929	$35,044
Deferred costs included in other assets	24,064	23,536
Total deferred costs	$62,993	$58,580

During the three and nine months ended September 30, 2018, the Company recognized $11.2 million and $32.9 million, respectively, of amortization expense related to deferred commissions. During the three and nine months ended September 30, 2017, the Company recognized $9.3 million and $27.3 million, respectively, of amortization expense related to deferred commissions. Amortization expense related to deferred commissions is primarily included in sales and marketing expense in the consolidated statements of income.

6. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2018 was as follows (in thousands):

Balance as of January 1, 2018	$1,498,688
Measurement period adjustments	(6,667)
Foreign currency translation	(3,153)
Balance as of September 30, 2018	$1,488,868

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$145,091	$(77,512)	$67,579	$145,091	$(65,283)	$79,808
Customer-related intangible assets	245,710	(140,798)	104,912	245,310	(128,835)	116,475
Non-compete agreements	700	(256)	444	4,710	(3,975)	735
Trademarks and trade names	7,200	(3,495)	3,705	7,200	(2,959)	4,241
Acquired license rights	490	(490)	—	490	(490)	—
Total	$399,191	$(222,551)	$176,640	$402,801	$(201,542)	$201,259

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2018 was $8.3 million and $25.0 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2017 was $7.8 million and $23.1 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2018, aggregate expense related to amortization of acquired intangible assets is expected to be $8.3 million for the remainder of 2018, and $36.6 million, $33.9 million, $28.0 million and $22.4 million for 2019, 2020, 2021 and 2022, respectively.

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

At their option, holders may convert their 2025 Notes prior to the close of business on the business day immediately preceding January 1, 2025, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The 2025 Notes consist of the following components as of September 30, 2018 (in thousands):

September 30, 2018
Liability component:
Principal	$1,150,000
Less: debt discount and issuance costs, net of amortization	(285,321)
Net carrying amount	$864,679

Equity component:	$285,225

The estimated fair value of the 2025 Notes at September 30, 2018 was $1,129.7 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $73.15 on September 30, 2018, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

The 2019 Notes consist of the following components as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(9,436)	(27,087)
Net carrying amount	$680,564	$662,913

Equity component:	$101,276	$101,276

The estimated fair value of the 2019 Notes at September 30, 2018 was $684.8 million. The fair value was determined based on the quoted price of the 2019 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $73.15 on September 30, 2018, the value of the 2019 Notes if converted to common stock was less than the principal amount of $690.0 million.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.  Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.  There were no outstanding borrowings under the Credit Agreement as of September 30, 2018.

Interest Expense

The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of debt discount and issuance costs	$15,295	$5,731	31,045	$17,044
Coupon interest payable on 2025 Notes	359	—	514	—
Revolving credit facility contractual interest expense	122	—	261	—
Capitalization of interest expense	(1,210)	(985)	(3,200)	(3,055)
Total interest expense	$14,566	$4,746	$28,620	$13,989

8. Restructuring

During the fourth quarter of 2017, management committed to an action to restructure certain parts of the Company, with the intent of shifting focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring is also intended to facilitate cost efficiencies and savings. As part of the cost efficiency and savings plans, certain headcount and facility reductions were made in 2017 and the first three quarters of 2018. Certain capitalized internal-use software charges have also been realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred $62.0 million of restructuring charges as part of this action, of which $12.7 million was recognized during the nine months ended September 30, 2018, and $49.3 million was recognized during the three months ended December 31, 2017. The Company does not expect any additional restructuring charges related to this action to be significant.

The Company also recognized restructuring charges for redundant employees, facilities and contracts associated with acquisitions completed in 2017.

The following table summarizes the activity of the Company's restructuring accrual during the nine months ended September 30, 2018 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Excess Facilities, Contract Terminations and Other	Total
Balance as of January 1, 2018	$12,857	$—	$1,386	$14,243
Costs incurred	5,910	2,818	5,714	14,442
Cash disbursements	(18,509)	—	(4,885)	(23,394)
Software and other non-cash charges	—	(2,818)	(1,787)	(4,605)
Translation adjustments and other	706	—	(205)	501
Balance as of September 30, 2018	$964	$—	$223	$1,187

9. Commitments and Contingencies

Legal Matters

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight Networks, Inc. ("Limelight") and the Company, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the

District of Massachusetts, the Company and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the litigation. The Company recorded a $14.9 million charge in the second quarter of 2018, which is included in general and administrative expenses in the consolidated statement of income for the nine months ended September 30, 2018, related to this settlement.

10. Stockholders’ Equity

Share Repurchase Program

In February 2016, the Board of Directors authorized a $1.0 billion repurchase program effective from February 2016 through December 2018. In March 2018, the Company announced that its Board had increased its share repurchase authorization by $416.7 million, such that the amount that was authorized and available for repurchase in 2018 was $750.0 million. Subsequently, effective November 2018, the Board authorized an additional $1.1 billion repurchase program through December 2021.

During the three and nine months ended September 30, 2018, the Company repurchased 5.9 million and 8.3 million shares of its common stock, respectively, for $440.4 million and $625.9 million, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$5,494	$5,296	$16,343	$15,055
Research and development	11,249	10,100	32,684	28,743
Sales and marketing	16,835	15,672	49,543	44,780
General and administrative	13,054	10,780	40,245	33,525
Total stock-based compensation	46,632	41,848	138,815	122,103
Provision for income taxes	(7,802)	(11,211)	(37,692)	(41,417)
Total stock-based compensation, net of income taxes	$38,830	$30,637	$101,123	$80,686

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and nine months ended September 30, 2018 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $6.6 million and $18.1 million, respectively, before taxes and, for the three and nine months ended September 30, 2017, include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $5.1 million and $12.5 million, respectively, before taxes.

11. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2018 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2018	$(24,319)	$2,389	$(21,930)
Other comprehensive loss	(26,046)	(242)	(26,288)
Balance as of September 30, 2018	$(50,365)	$2,147	$(48,218)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the nine months ended September 30, 2018.

12. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
U.S.	$412,573	$412,348	$1,249,041	$1,211,454
International	257,055	212,092	752,070	619,111
Total revenue	$669,628	$624,440	$2,001,111	$1,830,565

While the Company sells its services through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Web Division	$356,856	$329,684	$1,060,777	$950,580
Media and Carrier Division	312,772	294,756	940,334	879,985
Total revenue	$669,628	$624,440	$2,001,111	$1,830,565

Most content delivery and security services represent obligations that are satisfied over time as the customer simultaneously receives and consumes the services provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly traffic commitments that expire each period. A small percentage of the Company's services are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the nine months ended September 30, 2018 and 2017, the Company recognized $64.3 million and $43.9 million of revenue that was included in deferred revenue as of December 31, 2017 and 2016, respectively.

As of September 30, 2018, the aggregate amount of remaining performance obligations from contracts with customers was $2.3 billion. The Company expects to recognize more than 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

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

The Company’s effective income tax rate was 11.2% and 30.8% for the nine months ended September 30, 2018 and 2017, respectively. The lower effective tax rate for the nine months ended September 30, 2018, is primarily due to a reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the TCJA, an increase in the excess tax benefit related to stock-based compensation and a decrease in the provisional amount of the one-time transition tax that was recorded in the fourth quarter of 2017. These amounts were partially offset by U.S. federal taxes on Global Intangible Low-Taxed Income (“GILTI”) enacted as part of the TCJA and an intercompany sale of intellectual property.

For the nine months ended September 30, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, a decrease in the provisional amount of the one-time transition tax that was recorded in the fourth quarter of 2017, the release of certain tax reserves related to the expiration of local statutes and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by U.S. federal taxes on GILTI enacted as part of the TCJA and an intercompany sale of intellectual property.

For the nine months ended September 30, 2017, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

As of September 30, 2018, the Company has not finalized the accounting for all of the tax effects of the TCJA. However, upon further analysis of certain aspects of the TCJA and refinements to the calculations, the provisional estimate of the one-time transition tax, which was recorded in the Company’s consolidated financial statements for the year ended December 31, 2017, decreased by $5.5 million. This decrease in the provisional estimate has been included as a discrete item in the interim period ended September 30, 2018. The Company will continue to refine the provisional amounts of the tax effect of the TCJA as additional guidance and information is available, including clarity regarding state income tax conformity to the current federal tax code. Any further changes to the provisional estimate of the tax effect of the TCJA will be recorded in the period in which the adjustments are made and within the prescribed measurement period.

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

As of September 30, 2018, the Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease within the next twelve months by $30.8 million as a result of the expiration of local statutes of limitations.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$107,583	$63,911	$204,358	$195,246
Denominator:
Shares used for basic net income per share	165,924	170,976	168,763	172,269
Effect of dilutive securities:
Stock options	80	150	158	279
RSUs and DSUs	1,896	379	1,811	823
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	167,900	171,505	170,732	173,371
Basic net income per share	$0.65	$0.37	$1.21	$1.13
Diluted net income per share	$0.64	$0.37	$1.20	$1.13

For the three and nine months ended September 30, 2018 and 2017, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	—	25	—	13
Service-based RSUs	185	5,407	1,068	4,074
Performance-based RSUs	1,515	1,116	1,520	1,165
Convertible senior notes	19,797	7,704	19,797	7,704
Warrants related to issuance of convertible senior notes	19,797	7,704	19,797	7,704
Total shares excluded from computation	41,294	21,956	42,182	20,660

15. Akamai Foundation Endowment

During the second quarter of 2018, the Company contributed $50.0 million to the Akamai Foundation, a non-profit organization founded by certain current and former employees of the Company in 2000 (the "Foundation"). The Company has the right to appoint the directors of the Foundation. The contribution is intended to be a one-time endowment. The associated expense is included in general and administrative expenses in the consolidated statements of income for the nine months ended September 30, 2018. The Foundation is a private corporate foundation with a mission of supporting youth education, with a focus on mathematics, as well as other charitable causes.

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

Overview

We provide security, web and mobile performance, enterprise access, and video delivery solutions to enterprises across the world. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our performance and security offerings, increase media traffic on our network, develop new products and carefully manage our capital spending and other expenses.

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

•
We have increased committed recurring revenue from our solutions by increasing sales of incremental services to our existing customers and adding new customers. These increases helped to limit the impact of reductions in usage of our services, contract terminations by certain customers and price decreases negotiated as part of contract renewals.

•
The prices paid by some of our customers have declined, reflecting the impact of competition. In particular, pricing pressure related to our delivery-based web performance solutions has reduced our revenue growth rate in recent quarters. Revenue growth for our web performance solutions has also been negatively impacted by the consolidation of and struggles faced by a number of our U.S.-based commerce customers.

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

•
We have experienced variations in certain types of revenue from quarter to quarter. In particular, we experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. We also experience lower revenue in the summer months, particularly in Europe, from both e-commerce and media customers because overall Internet use declines during that time. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers using our software download solutions; whether there are large live sporting or other events that increase the amount of media traffic on our network; and the frequency and timing of purchases of custom services and licensed software for carrier and security solutions.

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. Some of our bandwidth and co-location costs are fixed over a minimum time period, while others are variable and can be more easily adjusted to reflect changes in customer needs. We have observed the following trends related to our profitability in recent years:

•
Network bandwidth costs represent a significant portion of our cost of revenue. We have been able to mitigate increases in these costs by reducing our network bandwidth costs per unit and investing in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs may increase in the future as a result of expected higher traffic levels, serving more traffic from higher cost regions and the introduction of new solutions. We will need to continue to effectively manage our bandwidth costs to maintain current levels of profitability.

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

•
We incurred significant restructuring costs in the fourth quarter of 2017 and the first quarter of 2018 as management committed to an action to restructure certain parts of the company. The restructuring actions were intended to facilitate cost efficiencies and savings. During 2018, we have also launched internal transformation initiatives intended to improve our operating margins; we expect to incur incremental professional services fees in connection with these activities.

•
Payroll and related compensation costs have grown in the first three quarters of 2018 due to headcount increases in 2017, particularly in our professional services and engineering teams to support our revenue growth and strategic initiatives. During the year ended December 31, 2017, we increased our headcount by 1,161 employees. Our headcount decreased by 76 employees during the nine-month period ended September 30, 2018, primarily due to the recent restructuring actions in the fourth quarter of 2017 and the first quarter of 2018.

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

We report our revenue by division, which is a customer-focused reporting view that reflects revenue from customers that are managed by the division. As of January 1, 2018, we now report our revenue in two divisions compared to the three divisions reported in 2017; the Media Division and Enterprise and Carrier Division were combined to form the new Media and Carrier Division. As the purchasing patterns and required account expertise of customers change over time, we may reassign a customer from one division to another. In 2018, we reassigned some of our customers from the Media and Carrier Division to the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.7	36.1	35.5	35.3
Research and development	9.1	9.2	9.3	8.9
Sales and marketing	18.7	18.9	19.0	19.1
General and administrative	17.9	19.9	22.2	19.8
Amortization of acquired intangible assets	1.2	1.2	1.3	1.3
Restructuring (benefit) charges	(0.1)	0.1	0.7	0.2
Total costs and operating expenses	82.5	85.4	88.0	84.6
Income from operations	17.5	14.6	12.0	15.4
Interest income	1.4	0.7	1.0	0.7
Interest expense	(2.2)	(0.8)	(1.4)	(0.8)
Other (expense) income, net	(0.1)	0.1	(0.2)	—
Income before provision for income taxes	16.6	14.6	11.4	15.3
Provision for income taxes	0.5	4.4	1.3	4.7
Net income	16.1%	10.2%	10.1%	10.6%

Revenue

Revenue by division during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	% Change	% Change at Constant Currency	2018	2017	% Change	% Change at Constant Currency
Web Division	$356,856	$329,684	8.2%	9.0%	$1,060,777	$950,580	11.6%	10.4%
Media and Carrier Division	312,772	294,756	6.1	7.0	940,334	879,985	6.9	5.9
Total revenue	$669,628	$624,440	7.2%	8.1%	$2,001,111	$1,830,565	9.3%	8.3%

During the three- and nine-month periods ended September 30, 2018, the increase in our revenue as compared to the same periods in 2017 was primarily the result of higher media traffic volumes, increased sales of our new product offerings and continued strong growth from our Cloud Security Solutions. During the three-month period ended September 30, 2018, our

Cloud Security Solutions revenue was $168.6 million, as compared to $122.9 million during the three-month period ended September 30, 2017, which represents a 37.2% increase. During the nine-month period ended September 30, 2018, our Cloud Security Solutions revenue was $473.1 million, as compared to $349.7 million during the nine-month period ended September 30, 2017, which represents a 35.3% increase. Cloud Security Solutions revenue increased due to sales of new products, particularly Bot Manager, Image Manager and Digital Performance Management, as well as continued strong growth in our core Kona and Prolexic Cloud Security Solutions.

The increase in Web Division revenue during the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017, was primarily the result of increased sales of both new and existing Cloud Security Solutions to this customer base, as described above.

The increase in Media and Carrier Division revenue during the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017, was primarily the result of increased customer traffic volumes from video delivery and gaming customers and sales of Cloud Security Solutions to this customer base. The increase in Media and Carrier Division revenue was partially offset by a decline in revenue from our Internet Platform Customers to $43.1 million and $131.5 million, respectively, for the three- and nine-month periods ended September 30, 2018, as compared to $50.7 million and $153.3 million, respectively, for the three- and nine-month periods ended September 30, 2017. Excluding these customers, revenue increased within the Media and Carrier Division by 10.5% and 11.4%, respectively, for the three- and nine-month periods ended September 30, 2018 as compared to the same periods in 2017.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	% Change	% Change at Constant Currency	2018	2017	% Change	% Change at Constant Currency
U.S.	$412,573	$412,348	0.1%	0.1%	$1,249,041	$1,211,454	3.1%	3.1%
International	257,055	212,092	21.2	23.7	752,070	619,111	21.5	18.4
Total revenue	$669,628	$624,440	7.2%	8.1%	$2,001,111	$1,830,565	9.3%	8.3%

For the three- and nine-month periods ended September 30, 2018, the increase to our U.S. revenue was the result of increases in our media traffic, which was partially offset by decreased revenue from our Internet Platform Customers, which are concentrated in the U.S., and our U.S.-based commerce customers. Excluding the Internet Platform Customers, our U.S. revenue growth rates would have been 2.2% and 5.6%, respectively, for the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017.

For the three- and nine-month periods ended September 30, 2018, approximately 38.4% and 37.6%, respectively, of our revenue was derived from our operations located outside the U.S., compared to 34.0% and 33.8% for the three- and nine-month periods ended September 30, 2017, respectively. No single country outside the U.S. accounted for 10.0% or more of revenue during any of these periods. During the three- and nine-month periods ended September 30, 2018, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $6.4 million and $5.3 million, respectively, during the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Bandwidth fees	$33,827	$42,717	(20.8)%	$116,050	$125,438	(7.5)%
Co-location fees	32,165	33,474	(3.9)	97,659	96,826	0.9
Network build-out and supporting services	26,770	18,742	42.8	66,328	54,477	21.8
Payroll and related costs	60,097	55,521	8.2	179,712	160,541	11.9
Stock-based compensation, including amortization of prior capitalized amounts	11,817	10,033	17.8	33,439	26,681	25.3
Depreciation of network equipment	36,883	35,943	2.6	112,866	106,602	5.9
Amortization of internal-use software	37,687	29,060	29.7	103,504	75,332	37.4
Total cost of revenue	$239,246	$225,490	6.1%	$709,558	$645,897	9.9%
As a percentage of revenue	35.7%	36.1%		35.5%	35.3%

The increase in total cost of revenue for the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017, was primarily due to growth in:

•
amortization of internal-use software as we continued to release internally-developed software onto our network related to new product launches and significant enhancements to our existing services throughout 2017 and the first three quarters of 2018;

•	payroll and related costs, including stock-based compensation, due to increased hiring in our services team in 2017 to support revenue growth; and

•	amounts paid for network build-out and supporting services related to installation fees and investments to our network.

These increases were partially offset by lower bandwidth and co-location fees resulting from our cost-savings and server efficiency efforts.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Payroll and related costs	$90,421	$85,528	5.7%	$274,798	$239,312	14.8%
Stock-based compensation	11,249	10,100	11.4	32,684	28,743	13.7
Capitalized salaries and related costs	(42,790)	(40,353)	6.0	(129,471)	(111,208)	16.4
Other expenses	2,169	1,951	11.2	7,812	5,914	32.1
Total research and development	$61,049	$57,226	6.7%	$185,823	$162,761	14.2%
As a percentage of revenue	9.1%	9.2%		9.3%	8.9%

The increase in research and development expenses during the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017, was due to growth in payroll and related costs as a result of headcount growth in 2017 to support investments in new product development and network scaling and as a result of acquisitions we completed in 2017; such growth was offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three- and nine-month periods ended September 30, 2018, we capitalized $8.0 million and $23.5 million, respectively, of stock-based compensation. During the three- and nine-month periods ended September 30, 2017, we capitalized $7.0 million and $20.1 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two to seven years.

We expect research and development expenses to increase during 2018 as compared to 2017 due to the growth in headcount we experienced in 2017. However, we expect the increases to payroll and related costs in 2018 as compared to 2017 to be at a slower pace than we experienced in 2017 and for these expenses as a percentage of revenue to remain relatively consistent when comparing 2018 to 2017.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Payroll and related costs	$94,216	$84,795	11.1%	$284,113	$251,075	13.2%
Stock-based compensation	16,835	15,672	7.4	49,543	44,780	10.6
Marketing programs and related costs	9,513	10,299	(7.6)	31,840	31,988	(0.5)
Other expenses	4,759	7,097	(32.9)	14,060	22,456	(37.4)
Total sales and marketing	$125,323	$117,863	6.3%	$379,556	$350,299	8.4%
As a percentage of revenue	18.7%	18.9%		19.0%	19.1%

The increase in sales and marketing expenses during the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017, was primarily due to growth in payroll and related costs from headcount increases in 2017 to support our Web Division's go-to-market strategies in pursuit of growth opportunities. We expect sales and marketing expenses to increase during 2018 as compared to 2017 due to increased payroll and related costs as a result of headcount growth during 2017 and 2018. However, we expect these expenses as a percentage of revenue to remain relatively consistent when comparing 2018 to 2017.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Payroll and related costs	$46,866	$51,605	(9.2)%	$145,634	$144,012	1.1%
Stock-based compensation	13,054	10,780	21.1	40,245	33,525	20.0
Depreciation and amortization	18,646	19,686	(5.3)	59,741	56,283	6.1
Facilities-related costs	21,567	20,399	5.7	63,891	59,381	7.6
Provision for doubtful accounts	652	1,499	(56.5)	1,593	2,404	(33.7)
Acquisition-related costs	329	773	(57.4)	1,972	4,803	(58.9)
License of patent	(4,310)	(4,128)	4.4	(12,791)	(12,252)	4.4
Legal and stockholder matter costs	—	—	—	23,091	—	nm
Endowment of Akamai Foundation	—	—	—	50,000	—	nm
Professional fees and other expenses	23,107	23,909	(3.4)	71,126	74,894	(5.0)
Total general and administrative	$119,911	$124,523	(3.7)%	$444,502	$363,050	22.4%
As a percentage of revenue	17.9%	19.9%		22.2%	19.8%

The decrease in general and administrative expenses for the three-month period ended September 30, 2018, as compared to the same period in 2017, was primarily due to a decrease in payroll and related costs largely due to lower headcount. The increase in general and administrative expenses for the nine-month period ended September 30, 2018, as compared to the same period in 2017, was primarily due to:

•
legal and stockholder matter costs related to a settlement charge from our litigation with Limelight and costs related to amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter;

•	a one-time endowment to the Akamai Foundation; and

•
expansion of company infrastructure throughout 2017 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint, which increased facilities-related costs and depreciation and amortization.

General and administrative expenses for the three- and nine-month periods ended September 30, 2018 and 2017 are broken out by category as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Global functions	$46,680	$50,355	(7.3)%	$149,830	$148,721	0.7%
As a percentage of revenue	7.0%	8.1%		7.5%	8.1%
Infrastructure	74,009	76,267	(3.0)	228,256	220,799	3.4
As a percentage of revenue	11.1%	12.2%		11.4%	12.1%
Other	(778)	(2,099)	(62.9)	66,416	(6,470)	nm
Total general and administrative expenses	$119,911	$124,523	(3.7)%	$444,502	$363,050	22.4%
As a percentage of revenue	17.9%	19.9%		22.2%	19.8%

During the three-month period ended September 30, 2018, as compared to the same period in 2017, the decrease in general and administrative expenses from our global functions was primarily the result of a reduction in professional services fees due to settlement of our litigation with Limelight in the first quarter of 2018. The decrease in general and administrative expenses from our infrastructure functions for the three-month period ended September 30, 2018, as compared to the same period in 2017, was the result of facilities consolidation in the first half of 2018 related to the restructuring action. These decreases were partially offset by an increase in other general and administrative expenses during the three-month period ended September 30,

2018, as compared to the same period in 2017, due to an increase in professional services fees associated with internal transformation programs.

During the nine-month period ended September 30, 2018, as compared to the same period in 2017, the increase in general and administrative expenses from our global and infrastructure functions was primarily the result of an increase in payroll and stock-based compensation as a result of increased headcount in 2017. Our infrastructure functions were also impacted by expansion of company infrastructure throughout 2017 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives. The increase in other general and administrative expenses for the nine-month period ended September 30, 2018, as compared to the same period in 2017, was the result of a one-time endowment to the Akamai Foundation, costs related to the settlement of litigation with Limelight and amounts paid to professional service providers for advisory services in connection with a non-routine stockholder matter.

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts, legal settlements, non-routine stockholder matter costs, transformation costs and the license of a patent.

We expect general and administrative expenses to increase in 2018 as compared to 2017 due to the legal and stockholder matter costs incurred and the endowment to the Akamai Foundation. However, we do not expect other areas of general and administrative expenses to experience the same level of increase as compared to past years.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Amortization of acquired intangible assets	$8,294	$7,753	7.0%	$25,019	$23,075	8.4%
As a percentage of revenue	1.2%	1.2%		1.3%	1.3%

The increase in amortization of acquired intangible assets for the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at September 30, 2018, we expect amortization of acquired intangible assets to be approximately $8.3 million for the remainder of 2018, and $36.6 million, $33.9 million, $28.0 million and $22.4 million for 2019, 2020, 2021 and 2022, respectively.

Restructuring (Benefit) Charges

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Restructuring (benefit) charges	$(732)	$332	(320.5)%	$14,442	$3,303	337.2%
As a percentage of revenue	(0.1)%	0.1%		0.7%	0.2%

The restructuring (benefit) charges for the three- and nine-month periods ended September 30, 2018 were primarily the result of certain restructuring actions initiated in the fourth quarter of 2017. Management committed to an action to restructure certain parts of the business, primarily media-related, with the intent of shifting focus away from products that have not seen expected commercial success and to facilitate other cost efficiencies and savings. As part of these actions, certain headcount and facility reductions were implemented during the three-month period ended December 31, 2017 and the three-month period ended March 31, 2018. In addition, certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and launched due to the restructuring action. We do not expect any additional restructuring charges related to this action to be significant. The restructuring (benefit) charge incurred in the three- and nine-

month periods ended September 30, 2017 consisted of severance expenses associated with the 2017 acquisition of Soasta, Inc., or Soasta, as well as a termination fee incurred to cancel a portion of the facility lease acquired in the acquisition.

Non-Operating Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Interest income	$9,258	$4,463	107.4%	$19,632	$13,368	46.9%
As a percentage of revenue	1.4%	0.7%		1.0%	0.7%
Interest expense	$(14,566)	$(4,746)	206.9	$(28,620)	$(13,989)	104.6
As a percentage of revenue	(2.2)%	(0.8)%		(1.4)%	(0.8)%
Other (expense) income, net	$(459)	$535	(185.8)	$(3,207)	$414	(874.6)
As a percentage of revenue	(0.1)%	0.1%		(0.2)%	—%

The interest income for the three- and nine-month periods ended September 30, 2018 was primarily the result of interest earned on invested cash balances and marketable securities. The increase to interest income for the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017, was primarily the result of increased cash, cash equivalents and marketable securities balances as a result of our May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025 (see Note 7 to the consolidated financial statements).

Interest expense is related to our debt transactions, which are described in Note 7 to the consolidated financial statements. The increase to interest expense for the three- and nine-month periods ended September 30, 2018, was primarily due to the May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025, which bear regular interest of 0.125%, but have an effective interest rate of 4.26% due to the conversion feature.

Other (expense) income, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other (expense) income, net for the three-month period ended September 30, 2018, as compared to the same period in 2017, includes the impact of gains recognized due to the change in fair value of certain equity investments. The fluctuation in other (expense) income, net for the nine-month period ended September 30, 2018, as compared to the same period in 2017, includes the impact of net losses recognized on certain equity investments. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change
Provision for income taxes	$3,187	$27,594	(88.5)%	$25,658	$86,727	(70.4)%
As a percentage of revenue	0.5%	4.4%		1.3%	4.7%
Effective income tax rate	2.9%	30.2%		11.2%	30.8%

For each of the three- and nine-month periods ended September 30, 2018, as compared to the same periods in 2017, our provision for income taxes decreased as a result of the reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the U.S. Tax Cuts and Jobs Act, or the TCJA, that was enacted in December 2017, an increase in the excess tax benefit related to stock-based compensation and a decrease in the provisional amount of the one-time transition tax that was recorded in 2017. These amounts were partially offset by U.S. federal taxes on Global Intangible Low-Taxed Income, or GILTI, that was enacted as part of the the TCJA and an intercompany sale of intellectual property.

For the three- and nine-month periods ended September 30, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, a decrease in the provisional amount of the one-time transition tax that was recorded in 2017, the release of certain tax reserves related to the expiration of local statutes and the benefit of U.S. federal, state and foreign research and development credits, partially offset by U.S. taxes on GILTI that was enacted as part of the TCJA and an intercompany sale of intellectual property.

For the three- and nine-month periods ended September 30, 2017, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by the effects of accounting for stock-based compensation in accordance with the authoritative guidance for share-based payments and state income taxes.

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

We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. Our estimate of the value of these tax reserves reflects assumptions made based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. We are routinely subject to tax audits that, in certain cases, can lead to litigation related thereto. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board contesting adverse audit findings related to certain tax benefits and exemptions. If our audits and litigation are resolved unfavorably, the ultimate tax liability or benefit from these or other matters could be materially greater or less than the amount we have estimated.

We have continued to assess the impact that the TCJA will have on our total tax provision during the three- and nine-month periods ended September 30, 2018. During the third quarter of 2018, upon further analysis of certain aspects of the TCJA and refinements to the calculations, the provisional estimate of the one-time transition tax which was recorded in our consolidated financial statements for the year ended December 31, 2017 decreased by $5.5 million. This decrease in the provisional estimate has been included as a discrete item in the interim period ended September 30, 2018. We will continue to refine the provisional amounts of the tax effect of the TCJA as additional guidance and information is available, including clarity regarding state income tax conformity to the current federal tax code. Any changes to the provisional amounts will be recorded in the period in which the adjustments are made. These changes could arise from additional analysis, changes in assumptions or interpretations we have made, additional guidance that may be issued and actions we take as a result of the TCJA. The U.S. Securities and Exchange Commission issued guidance that allows for a measurement period not to exceed one year from date of enactment. We expect to complete the analysis within the allotted time frame.

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

•
Gains and losses on investments – We have recorded gains and losses from the disposition, changes to fair value and impairment of certain investments. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them are not representative of our core business operations and ongoing operating performance.

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

•
Transformation costs – We have incurred professional services fees associated with internal transformation programs designed to improve operating margins and that are part of a planned program intended to significantly change the manner in which business is conducted. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events and activities giving rise to them occur infrequently and are not representative of our core business operations and ongoing operating performance.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income from operations	$116,537	$91,253	$242,211	$282,180
Amortization of acquired intangible assets	8,294	7,753	25,019	23,075
Stock-based compensation	46,632	41,848	138,815	122,103
Amortization of capitalized stock-based compensation and capitalized interest expense	7,575	5,736	20,435	14,203
Restructuring (benefit) charges	(732)	332	14,442	3,303
Acquisition-related costs	329	530	1,972	3,379
Legal and stockholder matter costs	—	—	23,091	—
Endowment of Akamai Foundation	—	—	50,000	—
Transformation costs	2,552	—	2,552	—
Non-GAAP income from operations	$181,187	$147,452	$518,537	$448,243

GAAP operating margin	17%	15%	12%	15%
Non-GAAP operating margin	27%	24%	26%	24%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$107,583	$63,911	$204,358	$195,246
Amortization of acquired intangible assets	8,294	7,753	25,019	23,075
Stock-based compensation	46,632	41,848	138,815	122,103
Amortization of capitalized stock-based compensation and capitalized interest expense	7,575	5,736	20,435	14,203
Restructuring (benefit) charges	(732)	332	14,442	3,303
Acquisition-related costs	329	530	1,972	3,379
Legal and stockholder matter costs	—	—	23,091	—
Endowment of Akamai Foundation	—	—	50,000	—
Transformation costs	2,552	—	2,552	—
Amortization of debt discount and issuance costs	14,085	4,746	27,844	13,989
(Gain) loss on investments	(519)	—	1,481	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(27,958)	(14,802)	(73,432)	(44,243)
Non-GAAP net income	$157,841	$110,054	$436,577	$331,055

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income per diluted share	$0.64	$0.37	$1.20	$1.13
Amortization of acquired intangible assets	0.05	0.05	0.15	0.13
Stock-based compensation	0.28	0.24	0.81	0.70
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.03	0.12	0.08
Restructuring (benefit) charges	—	—	0.08	0.02
Acquisition-related costs	—	—	0.01	0.02
Legal and stockholder matter costs	—	—	0.14	—
Endowment of Akamai Foundation	—	—	0.29	—
Transformation costs	0.02	—	0.01	—
Amortization of debt discount and issuance costs	0.08	0.03	0.16	0.08
(Gain) loss on investments	—	—	0.01	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.17)	(0.09)	(0.43)	(0.26)
Non-GAAP net income per diluted share (1)	$0.94	$0.64	$2.56	$1.91

Shares used in diluted per share calculations	167,900	171,505	170,732	173,371

(1) May not foot due to rounding

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of our convertible senior notes. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Unless and until our weighted average stock price is greater than $89.56 (the initial conversion price of the convertible senior notes due 2019), and unless or until our weighted average stock price is greater than $95.10, the initial conversion price of the convertible senior notes due 2025, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and other activity related to divestiture of a business; gains and losses on legal settlements; costs from professional service providers related to a non-routine stockholder matter; costs incurred related to the endowment of the Akamai Foundation; transformation costs; costs incurred with respect to our internal FCPA investigation; foreign exchange gains and losses; loss on early extinguishment of debt; interest expense; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$107,583	$63,911	$204,358	$195,246
Interest income	(9,258)	(4,463)	(19,632)	(13,368)
Provision for income taxes	3,187	27,594	25,658	86,727
Depreciation and amortization	91,964	83,689	272,772	235,639
Amortization of capitalized stock-based compensation and capitalized interest expense	7,575	5,736	20,435	14,203
Amortization of acquired intangible assets	8,294	7,753	25,019	23,075
Stock-based compensation	46,632	41,848	138,815	122,103
Restructuring (benefit) charges	(732)	332	14,442	3,303
Acquisition-related costs	329	530	1,972	3,379
Legal and stockholder matter costs	—	—	23,091	—
Endowment of Akamai Foundation	—	—	50,000	—
Transformation costs	2,552	—	2,552	—
Interest expense	14,566	4,746	28,620	13,989
(Gain) loss on investments	(519)	—	1,481	—
Other expense (income), net	978	(535)	1,726	(414)
Adjusted EBITDA	$273,151	$231,141	$791,309	$683,882
Adjusted EBITDA margin	41%	37%	40%	37%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2018, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $2.1 billion. Factoring in our convertible senior notes of $1.8 billion, our net cash at September 30, 2018 was $0.2 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2018, we had cash and cash equivalents of $407.0 million held in accounts outside the U.S. As a result of the TCJA, we have recorded a provisional tax expense of $37.9 million related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. An election is available to pay the transition tax in installments over an eight-year period. We have sufficient cash in the U.S. to pay this tax obligation and do not need to rely on cash outside the U.S. for payment. The TCJA also provides for a territorial tax system in the U.S., which may provide companies with the ability to repatriate earnings with minimal U.S. federal income tax impact beginning in 2018. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Net income	$204,358	$195,246
Non-cash reconciling items included in net income	509,969	435,798
Changes in operating assets and liabilities	7,845	(27,502)
Net cash flows provided by operating activities	$722,172	$603,542

The increase in cash provided by operating activities for the nine-month period ended September 30, 2018, as compared to the same period in 2017, was primarily due to increased profitability in 2018, lower cash paid for income taxes due to a lower U.S federal statutory tax rate due to the TCJA during the nine-month period ended September 30, 2018, higher cash paid for multi-year network-related maintenance contracts that were renewed during the nine-month period ended September 30, 2017 and timing of collections and payments of other working capital items. The increase in cash provided by operating activities for the nine-month period ended September 30, 2018, as compared to the same period in 2017, was partially offset by a one-time contribution to the Akamai Foundation of $50.0 million, as well as higher annual bonus payouts in the first quarter of 2018 due to increased headcount from hiring in 2017.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Cash paid for acquired businesses, net of cash acquired	$(79)	$(197,201)
Purchases of property and equipment and capitalization of internal-use software development costs	(288,407)	(307,926)
Net marketable securities activity	(387,070)	249,281
Other investing activity	(2,678)	(1,166)
Net cash used in investing activities	$(678,234)	$(257,012)

The increase in cash used in investing activities during the nine-month period ended September 30, 2018, as compared to the same period in 2017, was driven by an increase in purchases of marketable securities as a result of investing proceeds from our convertible senior notes issued in May 2018. The increase in cash used in investing activities was partially offset by the cash paid for the acquisition of Soasta during the nine-month period ended September 30, 2017.

Cash Provided By (Used in) Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Activity related to convertible senior notes	$990,390	$—
Activity related to stock-based compensation	352	(6,382)
Repurchases of common stock	(625,925)	(306,629)
Other financing activities	(5,085)	(1,096)
Net cash provided by (used in) financing activities	$359,732	$(314,107)

The increase in cash provided by financing activities during the nine-month period ended September 30, 2018, as compared to the same period in 2017, was the result of our convertible senior notes issued in May 2018 and related note hedge and warrant transactions. The increase was partially offset by an increase in shares repurchased under our repurchase programs.

In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 31, 2018. In March 2018, we announced that the Board of Directors had increased our share repurchase authorization by $416.7 million, raising the amount that is authorized and available to $750.0 million, which we plan to utilize by the end of 2018. Subsequently, effective November 2018, the Board authorized an additional $1.1 billion repurchase program through December 2021. The Company's goal for the share repurchase program is to continue to return to shareholders a significant percentage of Akamai's free cash flow while preserving its flexibility for other strategic opportunities.

During the nine-month period ended September 30, 2018, we repurchased 8.3 million shares of common stock at a weighted average price of $74.98 per share for an aggregate of $625.9 million. During the nine-month period ended September 30, 2017, we repurchased 5.8 million shares of common stock at a weighted average price of $52.65 per share for an aggregate of $306.6 million. As of September 30, 2018, $124.1 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 7 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We have used, and intend to use, the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions. The convertible senior notes are due in February 2019, and are classified as a current liability on our consolidated balance sheet as of September 30, 2018.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default.  Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.  There were no outstanding borrowings under the Credit Agreement as of September 30, 2018.

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

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. With the exception of the issuance of the $1,150.0 million of convertible senior notes issued in May 2018, as of September 30, 2018, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2017, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 12 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2018 was determined to be immaterial.

As of September 30, 2018, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2018. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2018 and December 31, 2017, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at September 30, 2018, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight and Akamai, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, Akamai and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the lawsuits. We recorded a $14.9 million charge during the nine months ended September 30, 2018 related to this settlement.

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

We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth. In addition, many of our expenses are fixed cost in nature for some minimum amount of time so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. If we experience slower traffic growth on our network or in sales of our web performance solutions than we expect or than we have experienced in recent years, our revenue growth rate will slow, and we may not be able to maintain our current level of profitability on a quarterly or annual basis in the future.

Our profitability may also decline in future periods as a result of a number of other factors unrelated to traffic growth, including:

•	inability to increase sales of our core performance services and advanced features;

•	pricing pressure on our solutions;

•	failure of our new products and services, including our enterprise security and digital performance management solutions, to achieve sufficient market acceptance given our investment to develop them;

•	increased headcount expenses;

•	changes in our customers' business models that we do not fully anticipate or that we fail to address adequately; and

•	increased reliance by customers on our secure socket layer, or SSL, network which is more expensive to maintain and operate.

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

The occurrence of any of these events could harm our business or damage our brand and reputation; lead to customer credits, loss of customers, higher expenses, and the imposition of fines or other pentalties on us; and possibly impede our present and future success in retaining and attracting new customers.

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

We have operations in numerous foreign countries and may continue to expand our operations internationally. As a result, we are increasingly subject to risks associated with international business activities that may increase our costs, make our operations less efficient and require significant management attention. These risks include:

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

As of September 30, 2018, we had total par value of $1,150.0 million of convertible senior notes outstanding due in 2025 and $690.0 million of convertible senior notes outstanding due in 2019. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not do so. If we incur significantly more debt, this could intensify the risks described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2018 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
July 1, 2018 – July 31, 2018	2,267,546	$75.33	2,267,546	$393,684
August 1, 2018 – August 31, 2018	2,916,458	74.26	2,916,458	177,122
September 1, 2018 – September 30, 2018	710,594	74.65	710,594	124,075
Total	5,894,598	$74.71	5,894,598	$124,075

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)
In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 2018. In March 2018, the Board of Directors authorized a $416.7 million increase to the share repurchase program, such that the amount that is authorized and available for repurchase in 2018 is $750.0 million. Subsequently, effective November 2018, the Board authorized an additional $1.1 billion repurchase program through December 2021.

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

(A) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275) filed with the Securities and Exchange Commission on June 6, 2018

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 8, 2018	By:	/s/ James Benson
James Benson
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)